Form 10QSB
period 1995-09-30
NASTECH PHARMACEUTICAL CO INC
filed 1995-11-13
CIK 737207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1995
                      --------------------------------------------------------

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13789

                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                       11-2658569
            --------                                       ----------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)


45 Davids Drive, Hauppauge, New York                         11788
-------------------------------------                        -----
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 273-0101

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                             Name of each exchange on
          Title of each class                                   which registered
          -------------------                                   ----------------
          Common Stock, $.002 par value                      Nasdaq Small-Cap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    --------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 DATE                             CLASS                     SHARES OUTSTANDING
 ----                             -----                     ------------------
9/30/95                 Common stock - $.006 par value      3,221,447

                      NASTECH PHARMACEUTICAL COMPANY INC.

                               SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                     PAGE NO.
         ITEM 1.   Balance Sheets as of September 30, 1995
                   and June 30, 1995                                  3

                   Statements of Operations
                   Three Months Ended
                   September 30, 1995 and
                   September 30, 1994                                 4

                   Statement of Stockholders' Equity
                   Years Ended June 30, 1995 and 1994
                   and the Three Months ended
                   September 30, 1995                                 5

                   Statement of Cash Flows
                   Three Months Ended September 30, 1995
                   and September 30, 1994                             6

                   Notes to Financial Statements                      7 - 8

         ITEM 2.   Management's Discussion and                        9 - 11
                   Analysis of Financial Condition
                   and Results of Operations

PART II - OTHER INFORMATION:

         ITEM 1.   Legal Proceedings                                  12

         ITEM 2.   Changes in Securities                              12

         ITEM 3.   Defaults Upon Senior Securities                    12

         ITEM 4.   Submission of Matters to a Vote                    12
                   of Security Holders
         ITEM 5.   Other Information                                  12

         ITEM 6.   Exhibits and Reports on Form 8-K                   12

                   Signatures                                         13

                      NASTECH PHARMACEUTICAL COMPANY INC.

                           BALANCE SHEET (UNAUDITED)

                                     ASSETS


                                                        SEPTEMBER 30,      JUNE 30,
                                                            1995             1995
                                                         (UNAUDITED)          (*)
                                                       --------------     -------------
CURRENT ASSETS:
 Cash and cash equivalents                                  $706,276          $819,985
 Short-Term investments                                    4,196,210         4,198,869
 Royalties receivable                                        814,877           759,349
 Prepaid expenses and sundry                                  33,950            63,670
                                                       --------------     -------------
                                                           5,751,313         5,841,873
                                                       --------------     -------------

PROPERTY AND EQUIPMENT                                       302,004           219,283
 Less: Accumulated depreciation and amortization              60,720            45,857
                                                       --------------     -------------
                                                             241,284           173,426
                                                       --------------     -------------
OTHER ASSETS:
 Security deposits                                            19,613            19,613
                                                       --------------     -------------

                                                          $6,012,210        $6,034,912
                                                       ==============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                           $727,140           565,185
 Royalties payable                                           390,985           368,630
 Notes payable                                                23,297            40,942
 Accrued interest payable                                     11,263            42,966
 Accrued expenses and sundry
  liabilities                                                179,286           218,856
 Current maturities of long-term debt                        194,811           161,186
                                                       --------------     -------------
                                                           1,526,782         1,397,765
                                                       --------------     -------------

LONG-TERM DEBT - NET OF CURRENT MATURITIES                   174,894           348,965
                                                       --------------     -------------


STOCKHOLDERS' EQUITY
 Common stock - par value $.006 per share,
  authorized 6,000,000 shares, issued and
  outstanding 3,221,447 shares at September 30, 1995
  and June 30, 1995, respectively                             19,329            19,329

 Additional paid-in capital                               10,575,159        10,575,159
 Accumulated deficit                                      (6,283,954)       (6,306,306)
                                                       --------------     -------------
                                                           4,310,534         4,288,182
                                                       --------------     -------------

                                                          $6,012,210        $6,034,912
                                                       ==============     =============





* The Balance Sheet as of June 30, 1995 has been summarized from the Company's audited Balance Sheet as of that date.

                     NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                                       Three Months Ended
                                                         September  30,
                                                      1995             1994
                                                 -------------    -------------
REVENUES

 License Fee, Royalty and
   Research Income                                   $818,459         $654,188
 Interest Income                                       63,051           54,048
                                                 -------------    -------------
                                                      881,510          708,236
                                                 -------------    -------------


COSTS AND EXPENSES
  Research and Development                            283,259          139,982
  Royalties                                           391,191          296,969
                                                 -------------    -------------

                                                      674,450          436,951

General and Administrative                            168,602          158,731
Interest Expense                                       13,106           11,232
                                                 -------------    -------------
                                                      856,158          606,914
                                                 -------------    -------------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                                   25,352          101,322

PROVISION FOR INCOME TAXES                              3,000            5,000

NET INCOME                                            $22,352          $96,322
                                                 =============    =============

NET INCOME PER COMMON
   AND COMMON EQUIVALENT
   SHARE                                                $0.01            $0.03
                                                 =============    =============
AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES                                           3,849,776        3,242,876
                                                 =============    =============




See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994
                 and the Three Months Ended September 30, 1995
                                  (UNAUDITED)

                                            Common Stock           Additional
                                          ---------------           Paid-In      Accumulated
                                         Shares        Amount       Capital        Deficit         Total
                                         ------        ------    ------------      -------         -----
BALANCE - June 30, 1993                 1,428,723       $8,572     $5,691,150    ($6,434,508)     ($734,786)

Stock issued in connection
 with private placement                   200,000        1,200        203,814                       205,014
 at $1.20 per share
Additional shares issued in
 connection with public
 offering at $3.75 per
 share                                  1,485,000        8,910      4,627,242                     4,636,152
Fractional shares redeemed
 in connection with reverse
 stock split                               (2,038)         (12)        (4,988)                       (5,000)
                                      -----------  -----------    -----------    -----------    -----------
Net income                                                                           207,647        207,647

BALANCE JUNE 30, 1994                   3,111,685       18,670     10,517,218     (6,226,861)     4,309,027

Stock issued in connection
 with exercise of                         109,999          660         57,940                        58,600
 stock options
Fractional shares redeemed
 in connection with
 reverse stock split                         (237)          (1)             1
Net loss                                                                             (79,445)       (79,445)
                                      -----------  -----------    -----------    -----------    -----------


BALANCE JUNE 30, 1995                   3,221,447       19,329     10,575,159     (6,306,306)     4,288,182
                                      -----------  -----------    -----------    -----------    -----------

Net income-Three Months Ended
September 30, 1995                                                                    22,352         22,352
                                      -----------  -----------    -----------    -----------    -----------

                                        3,221,447      $19,329    $10,575,159    ($6,283,954)    $4,310,534
                                      ===========  ===========    ===========    ===========    ===========


See accompanying notes to Financial Statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                          1995           1994
                                                      ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                $22,352        $96,322
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             14,863          5,681

  Changes in assets and liabilities:
   Royalties receivable                                    (55,528)       101,471
   Prepaid expenses and sundry                              29,720          6,754
   Accounts payable                                        161,955        (29,389)
   Royalties payable                                        22,355        (51,120)
   Accrued interest payable                                (31,703)       (18,990)
   Accrued expenses and sundry liabilities                 (39,570)        (9,550)
                                                      ------------   ------------
    Net cash provided by operating
    activities                                             124,444        101,179
                                                      ------------   ------------

INVESTING ACTIVITIES:
 Property, plant and equipment                             (82,721)       (11,321)
 Short-term investments - net                                2,659        724,509
 Deferred Charges                                              ---            ---
                                                      ------------   ------------
  Net cash provided (used) by investing activities         (80,062)       713,188

FINANCING ACTIVITIES:
Repayment of debt                                         (158,091)      (110,168)

NET INCREASE (Decrease)                                   (113,709)       704,199

CASH AND CASH EQUIVALENTS - BEGINNING                      819,985      3,214,929
                                                      ------------   ------------

CASH AND CASH EQUIVALENTS - ENDING                        $706,276     $3,919,128
                                                      ============   ============

Supplemental Cash Flow Information:
Interest paid                                              $42,946        $29,925
                                                      ============   ============


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995

(1)      General

         The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended June 30, 1995.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

(2)      Reverse Stock Split and Increase in Authorized Shares

         On November 8, 1993 shareholders approved a one for three reverse split of the common stock of the Company and an increase in the newly authorized shares to 6,000,000. Numbers of shares and per share data disclosed herein have been retroactively adjusted to reflect the stock split for all periods presented.

(3)      Public Offering and Private Placement

         The Company completed a Public Offering of 742,500 units of common stock and warrants in Fiscal 1994. The units in the aggregate consisted of 1,485,000 shares of common stock and 1,485,000 common stock warrants.

         Each Warrant entitles the holder to purchase one share of Common Stock at a price of $5.50 at any time through December 7, 1996. The Warrants are subject to redemption by the Company at $.05 per Warrant on 30 days' prior written notice if the closing bid price for the Common Stock, as reported on NASDAQ is in excess of $5.63 for 20 consecutive trading days ending within 10 days of the notice of redemption of the Warrants.

         The Company sold to the representative of the underwriter for the offering at a price of $67.50, warrants to purchase one unit for every ten units sold in the offering up to an aggregate of 67,500 units at an exercise price per warrant of $8.25 per Unit (110% of the initial public offering price per unit), exercisable for a period of four years commencing December 7, 1994.

         The Company had a private placement of 200,000 shares of common stock on September 14, 1993 resulting in net proceeds to the Company of $205,000. The proceeds were used to provide funding for the costs incurred related to the public offering.

         The Company is authorized to issue up to 100,000 shares of Preferred Stock the designations, powers, preferences and rights of which may be determined, from time to time, by the Company's Board of Directors.

         In accordance with its agreement with Basil, the Company may not declare or pay any dividends.

(4)      Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value.

(5)      Income Taxes

         At September 30, 1995, the Company has net operating loss carryforwards of approximately $4,400,000 for income tax purposes, available to reduce future taxable income, expiring from 1998 through 2010.

         Federal income taxes normally provided for the income have been offset by the effect of the use of the loss carryforwards at September 30, 1995 and 1994. The income tax provisions for the three months ended September 30, 1995 and 1994 represents the New York State minimum tax on income which does not allow a deduction for the net operating loss carryforward.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

         During the three months ended September 30, 1995, the Company continued to conduct the pharmacological research and/or assemble the technical and reference data required to gain marketing approval from the appropriate
regulatory agencies for four new drug products.   The Company conducted
bioavailability and toxicity studies in animals with respect to its nasal formulation of doxylamine. The drug demonstrated higher systemic absorption following nasal versus oral administration with no evidence of local nasal toxicity. The results of the pre-clinical studies and additional support documentation were compiled and submitted with the Company's IND to the FDA. The company also has been generating preclinical data in preparation for the submission of an IND for its nasal formulation of chlorpheniramine. A pilot bioavailability study of nasal chlorpheniramine in animal models demonstrated higher systemic absorption of the drug following nasal versus oral administration. The Company is presently preparing to conduct a full preclinical investigation to allow for the submission of an IND with the FDA.

         In August 1993, the Company submitted a supplemental clinical study to the FDA and requested approval of its NDA for the nasal vitamin B-12, which was originally accepted for filing in February, 1989. The FDA, in a letter dated July 21, 1994, notified the Company that the NDA was not approvable at that time due to questions concerning systematic bioavailability and reproducibility of drug delivery via the unit dose nasal applicator tube used by the Company at the time. In the past year, the Company completed its evaluation of a new metered dose delivery system by conducting an additional clinical study utilizing this new delivery system and anticipates filing a further amendment to its NDA to address the foregoing issues. Approval by the FDA of the Company's therapeutic, intranasal vitamin B12 NDA and other new drug products being developed by the Company cannot be predicted with any certainty and unless and until the Company received regulatory approval to market its drugs from the appropriate governmental authorities, it anticipates having limited operating revenues.

         In the three months ended September 30, 1995, the Company has expended $283,259 for its preclinical and clinical research and development. This compares with $139,982 expended in the corresponding prior year period. This increase in research and development activity reflects the Company's commitment to accelerate its efforts to develop its nasal pharmaceutical formulations and should be expected to continue.

         Proceeds from the sale of the Company's research, and licensing of its proprietary technology, have significantly increased in the last fiscal year compared to the prior year. Revenue of $818,459 was earned by the Company in the current three month period as a result of licensing, royalty and research income. This revenue level reflects a 25.1% increase from revenues of $654,188 in the corresponding prior year period. Interest income earned in the three months ended September 30, 1995 was $63,501, compared to $54,048 earned in the three months ended September 30, 1994. The increase is attributable to changes interest rates and amounts of excess funds invested. Total revenue was $881,510 and $708,236 for the three months ended September 30, 1995 and 1994, respectively.

         The Company earned revenues of $795,000 from royalties received from the Bristol-Myers Squibb Company ("BMS") for the three months ended September 30, 1995 ($594,000 in the corresponding period in fiscal 1995) pursuant to a sublicense agreement (the "BMS Agreement") for a nasal formulation of butorphanol, a narcotic analgesic. BMS received marketing approval from the FDA for butorphanol, which its markets as Stadol NS, in December, 1991. Management anticipates that a significant portion of its revenues for the current fiscal year and some additional periods will be derived from expected royalties from the BMS Agreement. Royalties from the BMS Agreement commenced in the quarter ended December 31, 1992 and have increased since that time based upon sales by BMS of Stadol NS. However, there is no assurance that such sales will continue to increase or be maintained and therefore, there is no assurance of any future minimum royalties.

         The Company recognized no earnings from the continued marketing of the Company's non-prescription vitamin B12 nasal gel by Nature's Bounty, Inc. ("NB"). This compares to revenues of $35,000 earned from this product in the corresponding period of the prior fiscal year. In a regulatory letter dated February 26, 1987, the FDA advised NB of the FDA's position that the non-prescription nasal vitamin B-12 dietary supplement is a "new drug", requiring approval of an NDA for marketing. The FDA requested that NB discontinue marketing of the product and commenced litigation. In March, 1995, the United States District Court for the Eastern District of New York ruled that NB is permanently enjoined from introducing or delivering for introduction into interstate commerce the vitamin B12 nasal dietary supplement unless there is in effect an NDA that has been reviewed and approved by the FDA. The Company has been advised that the decision of the United States District Court is currently being appealed. The ultimate disposition of this matter is beyond the control of the Company, as the Company is not a party to the litigation. The Company has been advised by NB that, pending appeal, it has not withdrawn the product. As a result of the foregoing litigation, NB has stopped remitting royalty payments to the Company. In this regard, the Company will not recognize as income any such royalties until received. Royalties, if any, from this product are expected to be limited. There can be no assurance that the matter will be resolved in favor of NB or that it will not be required to withdraw the product at a later date as a result of this litigation or subsequent legislation granting the FDA jurisdiction to regulate vitamins and dietary supplements such as the vitamin B12 nasal dietary supplement. As the Company has not received any royalties from NB in the three months ended September 30, 1995, the current earnings have been significantly reduced. However, the discontinuance of the related royalties has not had a material adverse impact on capital resources or liquidity.

         Royalties expense increased in the three months ended September 30, 1995 to $391,191 from $296,969 in the corresponding period in fiscal 1995 as the royalties received from BMS are also subject to a separate license agreement between the Company and a third party. As a result, royalties expense in connection with Stadol NS will increase approximately in proportion to royalty income. General and administrative expenses also increased in the current three month period to $168,602 as compared to $158,731 in the corresponding period of the prior fiscal year. This increase is attributable to increased staffing; costs associated with the Company's move to larger and more modern laboratory, manufacturing and office facilities; and consulting expenses relating to strategic planning.

         As a result of the availability of funds provided by increased revenue as well as the liquidity provided by the December 1993 public offering, the company has budgeted an increase in its research and development efforts and related general and administrative support. It is anticipated that as expenditures for research and development and supporting functions increase, the Company's net income will be negatively affected.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had cash and cash equivalents of $706,276 as compared to $819,985 at June 30, 1995. The Company also had short-term investments of $4,196,210 at September 30, 1995, (compared with $4,198,869 at June 30, 1995). The combined cash and short- term investments primarily consisted of the net proceeds of the Company's December, 1993 public offering. In addition, the Company had royalties receivable of $814,877 at September 30, 1995 compared to $759,349 at June 30, 1995. The royalties receivable are principally royalty income from the BMS Agreement..

         As of September 30, 1995, the Company had working capital of $4,224,531. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next eighteen months. The Company has been able to maintain its operations and its continued liquidity is dependent on its ability to control its operating costs and the receipt of revenue from Bristol-Myers Squibb Company as set forth above.

                          PART II - OTHER INFORMATION


         ITEM 1.   LEGAL PROCEEDINGS
                   None

         ITEM 2.   CHANGES IN SECURITIES
                   None

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                   None

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS
                   None

         ITEM 5.   OTHER INFORMATION
                   None

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 13th day of November, 1995.



                                    NASTECH PHARMACEUTICAL COMPANY INC.





                                       BY:          /s/ Vincent D. Romeo
                                            ------------------------------------
                                              Dr. VINCENT D. ROMEO, President
                                                  and Chief Executive Officer





                                      BY:             /s/ Carol Wenig
                                            ------------------------------------
                                             CAROL WENIG, Assistant Secretary
                                              Treasurer & Assistant Principal
                                                     Financial Officer