Form 10QSB
period 1995-12-31
NASTECH PHARMACEUTICAL CO INC
filed 1996-02-13
CIK 737207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           December 31, 1995
                      ----------------------------------------------------------

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
Yes     X      No
    --------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 DATE                             CLASS                             SHARES OUTSTANDING
 ----                             -----                             ------------------
12/31/95                 Common stock - $.006 par value                      3,221,447

                      NASTECH PHARMACEUTICAL COMPANY INC.

                               DECEMBER 31, 1995

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                         PAGE NO.
         ITEM 1. Balance Sheets as of December 31, 1995
                 and June 30, 1995                                         1

                 Statements of Operations
                 Six Months and Three Months Ended
                 December 31, 1995 and 1994                                2

                 Statement of Stockholders' Equity
                 Years Ended June 30, 1995 and 1994
                 and the Six Months ended
                 December 31, 1995                                         3

                 Statement of Cash Flows
                 Six Months Ended December 31, 1995
                 and 1994                                                  4

                        Notes to Financial Statements                      5 - 6

         ITEM 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                 7 - 9

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                        10

         ITEM 2. Changes in Securities                                    10

         ITEM 3. Defaults Upon Senior Securities                          10

         ITEM 4. Submission of Matters to a Vote                          10
                 of Security Holders

         ITEM 5. Other Information                                        10

         ITEM 6. Exhibits and Reports on Form 8-K                         10

                 Signatures                                               11

                     NASTECH PHARMACEUTICAL COMPANY INC.

                          BALANCE SHEET (UNAUDITED)




                                                           DECEMBER 31,      JUNE 30,
                                                              1995             1995
                                                           (UNAUDITED)          (*)
                                                          ------------     ------------
 CURRENT ASSETS:
  Cash and cash equivalents                                   $420,415         $819,985
  Short-Term investments                                     4,214,708        4,198,869
  Royalties receivable                                         707,604          759,349
  Prepaid expenses and sundry                                   28,132           63,670
                                                          ------------     ------------
                                                             5,370,859        5,841,873
                                                          ------------     ------------

 PROPERTY AND EQUIPMENT                                        306,428          219,283
  Less: Accumulated depreciation and amortization               75,583           45,857
                                                          ------------     ------------
                                                               230,845          173,426
                                                          ------------     ------------
 OTHER ASSETS:
  Security deposits                                             14,500           19,613
                                                          ------------     ------------

                                                            $5,616,204       $6,034,912
                                                          ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                            $541,366          565,185
  Royalties payable                                            346,575          368,630
  Notes payable                                                  5,852           40,942
  Accrued interest payable                                      18,635           42,966
  Accrued expenses and sundry
   liabilities                                                 229,956          218,856
  Current maturities of long-term debt                         183,820          161,186
                                                          ------------     ------------
                                                             1,326,204        1,397,765
                                                          ------------     ------------

 LONG-TERM DEBT - NET OF CURRENT MATURITIES                    181,791          348,965
                                                          ------------     ------------


 STOCKHOLDERS' EQUITY
  Common stock - par value $.006 per share,
   authorized 6,000,000 shares, issued and
   outstanding 3,221,447 shares at September 30, 1995
   and June 30, 1995, respectively                              19,329           19,329

  Additional paid-in capital                                10,575,159       10,575,159
  Accumulated deficit                                       (6,486,279)      (6,306,306)
                                                          ------------     ------------
                                                             4,108,209        4,288,182
                                                          ------------     ------------

                                                            $5,616,204       $6,034,912
                                                          ============     ============


 *The Balance Sheet as of June 30, 1995 has been summarized from the Company's audited Balance Sheet as of that date.

                     NASTECH PHARMACEUTICAL COMPANY INC.

                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)




                                                     Six Months Ended                 Three Months Ended
                                                       December 31,                      December  31,
                                                  1995             1994             1995             1994
                                              ------------     ------------     ------------     ------------
REVENUES

 License Fee, Royalty and
   Research Income                              $1,521,621       $1,212,448         $703,162         $558,260
 Interest Income                                   125,552          112,839           62,501           58,791
                                              ------------     ------------     ------------     ------------
                                                 1,647,173        1,325,287          765,663          617,051
                                              ------------     ------------     ------------     ------------


COSTS AND EXPENSES
  Research and Development                         705,384          298,241          422,125          158,259
  Royalties                                        737,773          561,609          346,582          264,640
                                              ------------     ------------     ------------     ------------

                                                 1,443,157          859,850          768,707          422,899

General and Administrative                         361,544          356,070          189,942          197,339
Interest Expense                                    22,445           19,705            9,339            8,473
                                              ------------     ------------     ------------     ------------
                                                 1,827,146        1,235,625          967,988          628,711
                                              ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                              (179,973)          89,662         (202,325)         (11,660)

PROVISION FOR INCOME TAXES                                            5,000
                                              ------------     ------------     ------------     ------------

NET INCOME  (LOSS)                               ($179,973)         $84,662        ($202,325)        ($11,660)
                                              ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON
   AND COMMON EQUIVALENT
   SHARE                                            ($0.06)           $0.03           ($0.06)           $0.00
                                              ============     ============     ============     ============
AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES                                        3,221,447        3,268,077        3,221,447        3,114,366
                                              ============     ============     ============     ============




See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 1995 AND 1994
                  and the Six Months Ended December 31, 1995
                                 (UNAUDITED)


                                                          Common Stock         Additional
                                                   -------------------------    Paid-In         Accumulated
                                                       Shares      Amount       Capital           Deficit         Total
                                                       ------      ------    ------------         -------         -----
BALANCE - June 30, 1993                              1,428,723      $8,572     $5,691,150       ($6,434,508)     ($734,786)

Stock issued in connection with private
 placement at $1.20 per share                          200,000       1,200        203,814                          205,014
Additional shares issued in
 connection with public offering at
 $3.75 per share                                     1,485,000       8,910      4,627,242                        4,636,152
Fractional shares redeemed
in connection with reverse
stock split                                             (2,038)        (12)        (4,988)                          (5,000)
Net income                                                                                          207,647        207,647
                                                    ----------  ----------    -----------      ------------     ----------

BALANCE JUNE 30, 1994                                3,111,685      18,670     10,517,218        (6,226,861)     4,309,027

Stock issued in connection with exercise
  of stock options                                     109,999         660         57,940                           58,600
Fractional shares redeemed in connection
with reverse stock split                                  (237)         (1)             1

Net loss                                                                                            (79,445)       (79,445)
                                                    ----------  ----------    -----------      ------------     ----------


BALANCE JUNE 30, 1995                                3,221,447      19,329     10,575,159        (6,306,306)     4,288,182

Net Loss- Six Months Ended
December 31, 1995                                                                                  (179,973)      (179,973)
                                                    ----------  ----------    -----------      ------------     ----------

                                                     3,221,447     $19,329    $10,575,159       ($6,486,279)    $4,108,209
                                                    ==========  ==========    ===========      ============     ==========


See accompanying notes to Financial Statements

                     NASTECH PHARMACEUTICAL COMPANY INC.

                           STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED DECEMBER 31,
                                 (UNAUDITED)


                                                                               1995             1994
                                                                             ------          -------
OPERATING ACTIVITIES:
 Net income (loss)                                                         ($179,973)        $84,662
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                               29,726          11,362

  Changes in assets and liabilities:
   Royalties receivable                                                       51,745         168,252
   Prepaid expenses and sundry                                                35,538          13,816
   Accounts payable                                                          (23,819)         (9,882)
   Royalties payable                                                         (22,055)        (83,430)
   Accrued interest payable                                                  (24,331)        (10,823)
   Accrued expenses and sundry liabilities                                    11,100         (24,830)
                                                                        ------------    ------------
    Net cash provided (used) by operating
    activities                                                              (122,069)        149,127
                                                                        ------------    ------------

INVESTING ACTIVITIES:
Short-term investments - aquisitions                                      (4,150,442)     (5,654,553)
Short-term investments - redemptions                                       4,134,603       4,408,651
Property, plant and equipment                                                (87,145)        (12,017)
Other Assets                                                                   5,113            ----
                                                                        ------------    ------------
  Net cash provided (used) by investing activities                            97,871      (1,257,919)
                                                                        ------------    ------------

FINANCING ACTIVITIES:
Repayment of debt                                                           (179,630)       (111,696)
Proceeds from sale of common stock                                              ----           1,699
                                                                        ------------    ------------
  Net cash provided (used) by financing activities                          (179,630)       (109,997)
                                                                        ------------    ------------

NET DECREASE IN CASH                                                        (399,570)     (1,218,789)

CASH - BEGINNING                                                             819,985       3,214,929
                                                                        ------------    ------------

CASH - ENDING                                                               $420,415      $1,996,140
                                                                        ============    ============

Supplemental Cash Flow Information:
Interest paid                                                                $46,796         $29,925
                                                                        ============    ============


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER  31, 1995

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

(4)      Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value. For the six and three months ended December 31, 1995 and the three months ended December 31, 1994 the effect of stock options and warrants is not included because it would be antidilutive.

(5)      Income Taxes

         At December 31, 1995, the Company has net operating loss carryforwards of approximately $4,600,000 for income tax purposes, available to reduce future taxable income, expiring from 1998 through 2011.

         Federal income taxes normally provided for the income have been offset by the effect of the use of the loss carryforwards at December 31, 1994. The income tax provision for the six months ended December 31, 1994 represents the New York State minimum tax on income which does not allow a deduction for the net operating loss carryforward.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1994

         During the six months ended December 31, 1995, the Company continued to conduct the pharmaceutical and pharmacological research and/or assemble the technical and reference data required to gain marketing approval from the
appropriate regulatory agencies for four new drug products.   The Company
conducted bioavailability and toxicity studies in animals with respect to its nasal formulation of doxylamine succinate. The company also has been generating preclinical data in preparation for the submission of an IND for its nasal formulation of chlorpheniramine maleate.

         In the six months ended December 31, 1995, the Company has expended $705,384 for its preclinical and clinical research and development. This compares with $298,241 expended in the corresponding prior year period. This increase in research and development activity reflects the Company's commitment to accelerate its efforts to develop its nasal pharmaceutical formulations and should be expected to continue.

         Proceeds from the sale of the Company's research, and licensing of its proprietary technology, have significantly increased in the current fiscal year compared to the prior year. Revenue of $1,521,621 was earned by the Company in the current six month period as a result of licensing, royalty and research income. This revenue level reflects a 25.5% increase from revenues of $1,212,448 in the corresponding prior year period. Interest income earned in the six months ended December 31, 1995 was $125,552 compared to $112,839 earned in the six months ended December 31, 1994. The increase is attributable to changes in interest rates and amounts of excess funds invested. Total revenue was $1,647,173 and $1,325,287 for the six months ended December 31, 1995 and 1994, respectively.

         The Company earned revenues of $1,502,000 from royalties received from the Bristol-Myers Squibb Company ("BMS") for the six months ended December 31, 1995 ($1,123,000 in the corresponding period in fiscal 1995) pursuant to a sublicense agreement (the "BMS Agreement") for a nasal formulation of butorphanol, a narcotic analgesic. BMS received marketing approval from the FDA for butorphanol tartrate, which its markets as Stadol(R)NS(TM), in December, 1991. Management anticipates that a significant portion of its revenues for the current fiscal year and some additional periods will be derived from expected royalties from the BMS Agreement. Royalties from the BMS Agreement commenced in the quarter ended December 31, 1992 and have increased since that time based upon sales by BMS of Stadol(R) NS(TM). However, there is no assurance that such sales will continue to increase or be maintained and therefore, there is no assurance of any future minimum royalties.

         The Company has recognized no earnings as a result of the discontinued marketing of the Company's non-prescription vitamin B-12 nasal gel by Nature's Bounty, Inc. ("NB"). This compares to revenues of $67,000 earned from this product in the comparable period of the prior fiscal year. The Company does not expect any future royalties from NB.

         Royalties expense increased in the six months ended December 31, 1995 to $737,773 from $561,609 in the corresponding period in fiscal 1995 as the royalties received from BMS are also subject to a separate license agreement between the Company and a third party. As a result, royalties expense in connection with Stadol(R)NS(TM) will increase approximately in proportion to royalty income. General and administrative expenses increased slightly in the current six month period to $361,544 as compared to $356,070 in the corresponding period of the prior fiscal year.

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

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994

         The Company has expended $422,125 for its preclinical and clinical research and development in the current three month period. This compares with $158,259 expended in the comparable period of the prior fiscal year. This increase in research and development activity reflects the Company's commitment to accelerate its efforts to develop its nasal pharmaceutical formulations and should be expected to continue.

         Proceeds from the sale of the Company's research, and licensing of its proprietary technology, have significantly increased in the three months ended December 31, 1995 compared to the prior year. Revenue of $703,162 was earned by the Company in the current three month period as a result of licensing, royalty and research income. This revenue level reflects a 26.0% increase from revenues of $558,260 in the comparable period of the prior fiscal year. Interest income earned in the three months ended December 31, 1995 was $62,501, compared to $58,791 earned in the comparable period of the prior fiscal year. Total revenue was $765,663 and $617,051 for three months ended December 31, 1995 and 1994 respectively.

         The Company earned revenues of $708,000 from royalties received from BMS for the three months ended December 31, 1995 ($529,000 in fiscal 1995) pursuant to the BMS agreement.

         The Company has recognized no earnings as a result of the discontinued marketing of the Company's non-prescription vitamin B-12 nasal gel by NB. This compares to revenues of $32,000 earned from this product in the comparable period of the prior fiscal year.

         Royalties expense increased in the three months ended December 31, 1995 to $346,582 from $264,640 in fiscal 1995 as the royalties received from BMS are also subject to a separate license agreement between the Company and a third party. As a result, royalties expense in connection with Stadol(R)NS(TM) will increase in proportion to royalty income.

         General and administrative expenses slightly decreased in the three months ended December 31, 1995 to $189,942 as compared to $197,339 in the comparable period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had cash and cash equivalents of $420,415 as compared to $819,985 at June 30, 1995. The Company also had short-term investments of $4,214,708 at December 31, 1995, (compared with $4,198,869 at June 30, 1995). The combined cash and short-term investments primarily consisted of the net proceeds of the Company's December, 1993 public offering. In addition, the Company had royalties receivable of $707,604 at December 31, 1995 compared to $759,349 at June 30, 1995. The royalties receivable are principally royalty income from the BMS Agreement.

         As of December 31, 1995, the Company had working capital of $4,044,655. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next eighteen months. The Company has been able to maintain its operations and its continued liquidity is dependent on its ability to control its operating costs and the receipt of revenue from Bristol-Myers Squibb Company as set forth above.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS
                 None

         ITEM 5. OTHER INFORMATION
                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 9th day of February, 1996.


                          NASTECH PHARMACEUTICAL COMPANY INC.





                            BY:   /s/
                                ------------------------------------
                                     Dr. VINCENT D. ROMEO, President
                                         and Chief Executive Officer





                           BY:   /s/
                               -------------------------------------
                                   CAROL WENIG, Assistant Secretary,
                                     Treasurer & Assistant Principal
                                             Financial Officer