Form 10QSB
period 1996-03-31
NASTECH PHARMACEUTICAL CO INC
filed 1996-05-09
CIK 737207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            March 31, 1996
                      ----------------------------------------------------------

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13789

                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                  11-2658569
                   --------                                  ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


45 Davids Drive, Hauppauge, New York                            11788
- ------------------------------------                            -----
(Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 273-0101

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
Yes     X      No
    --------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 DATE                             CLASS                     SHARES OUTSTANDING
 ----                             -----                     ------------------
 3/31/96            Common stock - $.006 par value           3,221,447

                      NASTECH PHARMACEUTICAL COMPANY INC.

                                 MARCH 31, 1996

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                     PAGE NO.
         ITEM 1. Balance Sheets as of March 31, 1996
                 and June 30, 1995                                    1

                 Statements of Operations
                 Nine Months and Three Months Ended
                 March 31, 1996 and 1995                              2

                 Statement of Stockholders' Equity
                 Years Ended June 30, 1995 and 1994
                 and the Nine Months ended
                 March 31, 1996                                       3

                 Statement of Cash Flows
                 Nine Months Ended March 31, 1996
                 and 1995

                 Notes to Financial Statements                        5 - 6

         ITEM 2. Management's Discussion and                          7 - 9
                 Analysis of Financial Condition
                 and Results of Operations

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                    10

         ITEM 2. Changes in Securities                                10

         ITEM 3. Defaults Upon Senior Securities                      10

         ITEM 4. Submission of Matters to a Vote                      10
                 of Security Holders
         ITEM 5. Other Information                                    10

         ITEM 6. Exhibits and Reports on Form 8-K                     10

                 Signatures                                           11

                      NASTECH PHARMACEUTICAL COMPANY INC.

                           BALANCE SHEET (UNAUDITED)

                                    ASSETS
                                                                               MARCH 31,       JUNE 30,
                                                                                 1996            1995
                                                                            --------------  --------------
CURRENT ASSETS:
 Cash and cash equivalents                                                        $318,069        $819,985
 Short-Term investments                                                          4,217,299       4,198,869
 Royalties receivable                                                              951,243         759,349
 Prepaid expenses and sundry                                                        25,041          63,670
                                                                            --------------  --------------
                                                                                 5,511,652       5,841,873
                                                                            --------------  --------------

PROPERTY AND EQUIPMENT                                                             318,106         219,283
 Less: Accumulated depreciation and amortization                                    90,446          45,857
                                                                            --------------  --------------
                                                                                   227,660         173,426
                                                                            --------------  --------------
OTHER ASSETS:
 Security deposits                                                                  14,500          19,613
                                                                            --------------  --------------

                                                                                $5,753,812      $6,034,912
                                                                            ==============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                 $453,813        $565,185
 Royalties payable                                                                 417,990         368,630
 Notes payable                                                                          -           40,942
 Accrued interest payable                                                           25,925          42,966
 Accrued expenses and sundry
  liabilities                                                                      197,515         218,856
 Current maturities of long-term debt                                              198,640         161,186
                                                                            --------------  --------------
                                                                                 1,293,883       1,397,765
                                                                            --------------  --------------

LONG-TERM DEBT - NET OF CURRENT MATURITIES                                         157,411         348,965
                                                                            --------------  --------------

STOCKHOLDERS' EQUITY
 Common stock - par value $.006 per share,
  authorized 6,000,000 shares, issued and
  outstanding 3,221,447 shares at March 31, 1996
  and June 30, 1995, respectively                                                   19,329          19,329

 Additional paid-in capital                                                     10,575,159      10,575,159
 Accumulated deficit                                                            (6,291,970)     (6,306,306)
                                                                            --------------  --------------
                                                                                 4,302,518       4,288,182
                                                                            --------------  --------------

                                                                                $5,753,812      $6,034,912
                                                                            ==============  ==============

See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                                                          Nine Months Ended                 Three Months Ended
                                                                              March 31,                         March 31,
                                                                        1996             1995             1996             1995
                                                                    -----------      -----------      -----------       ----------
REVENUES

 License Fee, Royalty and
   Research Income                                                   $2,530,769       $1,917,085       $1,009,148         $704,637
 Interest Income                                                        181,605          182,530           56,053           69,691
                                                                    -----------      -----------      -----------       ----------
                                                                      2,712,374        2,099,615        1,065,201          774,328
                                                                    -----------      -----------      -----------       ----------
COSTS AND EXPENSES
  Research and Development                                              959,118          508,876          253,734          210,635
  Royalties                                                           1,155,744          880,239          417,971          318,630
                                                                    -----------      -----------      -----------       ----------
                                                                      2,114,862        1,389,115          671,705          529,265

General and Administrative                                              552,043          554,104          190,499          198,034
Interest Expense                                                         31,133           32,560            8,688           12,855
                                                                    -----------      -----------      -----------       ----------
                                                                      2,698,038        1,975,779          870,892          740,154
                                                                    -----------      -----------      -----------       ----------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                                                     14,336          123,836          194,309           34,174

PROVISION FOR INCOME TAXES                                              ---                6,000          ---                1,000
                                                                    -----------      -----------      -----------       ----------

NET INCOME                                                              $14,336         $117,836         $194,309          $33,174
                                                                    ===========      ===========      ===========       ==========

NET INCOME PER COMMON
   AND COMMON EQUIVALENT
   SHARE                                                               ---                 $0.04            $0.05            $0.01
                                                                    ===========      ===========      ===========       ==========
AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES                                                             3,989,284        3,266,355        3,989,284        3,267,693
                                                                    ===========      ===========      ===========       ==========


See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994
                    and the Nine Months Ended March 31, 1996
                                  (UNAUDITED)


                                                         Common Stock                Additional
                                               -------------------------------        Paid-In        Accumulated
                                                   Shares           Amount            Capital          Deficit             Total
                                                                                   ------------
BALANCE - June 30, 1993                          1,428,723           $8,572         $5,691,150        ($6,434,508)       ($734,786)

Stock issued in connection with private
 placement at $1.20 per share                      200,000            1,200            203,814                             205,014
Additional shares issued in
 connection with public offering at
  $3.75 per share                                1,485,000            8,910          4,627,242                           4,636,152
Fractional shares redeemed
in connection with reverse
stock split                                         (2,038)             (12)            (4,988)                             (5,000)
Net income                                                                                                207,647          207,647
                                                ----------       ----------       ------------       ------------     ------------

BALANCE JUNE 30, 1994                            3,111,685           18,670         10,517,218         (6,226,861)       4,309,027

Stock issued in connection with exercise
  of stock options                                 109,999              660             57,940                              58,600
Fractional shares redeemed in connection
with reverse stock split                              (237)              (1)                 1

Net loss                                                                                                  (79,445)         (79,445)
                                                ----------       ----------       ------------       ------------     ------------


BALANCE JUNE 30, 1995                            3,221,447           19,329         10,575,159         (6,306,306)       4,288,182

Net Income - Nine Months Ended
March 31, 1996                                                                                             14,336           14,336
                                                ----------       ----------       ------------       ------------     ------------

                                                 3,221,447          $19,329        $10,575,159        ($6,291,970)      $4,302,518
                                                ==========       ==========       ============       ============     ============


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                               1996              1995
                                                                                        --------------    --------------
OPERATING ACTIVITIES:
 Net income                                                                                   $14,336          $117,836
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                                                44,589            17,043

  Changes in assets and liabilities:
   Royalties receivable                                                                      (191,894)           76,636
   Prepaid expenses and sundry                                                                 38,629               851
   Accounts payable                                                                          (111,372)          (61,103)
   Royalties payable                                                                           49,360           (33,119)
   Accrued interest payable                                                                   (17,041)            1,735
   Accrued expenses and sundry liabilities                                                    (21,341)          (22,992)
                                                                                         ------------      ------------
    Net cash provided (used) by operating
    activities                                                                               (194,734)           96,887
                                                                                         ------------      ------------

INVESTING ACTIVITIES:
Short-term investments - aquisitions                                                       (7,349,459)       (6,866,004)
Short-term investments - redemptions                                                        7,331,029         5,611,164
Property, plant and equipment                                                                 (98,823)         ---
Other Assets                                                                                    5,113           (14,999)
                                                                                         ------------      ------------
  Net cash used by investing activities                                                      (112,140)       (1,269,839)
                                                                                         ------------      ------------

FINANCING ACTIVITIES:
Repayment of debt                                                                            (195,042)         (112,899)
Proceeds from sale of common stock                                                               --               1,699
                                                                                         ------------      ------------
  Net cash used by financing activities                                                      (195,042)         (111,200)
                                                                                         ------------      ------------

NET DECREASE IN CASH                                                                         (501,916)       (1,284,152)

CASH  - BEGINNING                                                                             819,985         3,214,929
                                                                                         ------------      ------------

CASH - ENDING                                                                                $318,069        $1,930,777
                                                                                         ============      ============

Supplemental Cash Flow Information:
Interest paid                                                                                 $46,796           $29,925
                                                                                         ============      ============


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

(1)      General

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended June 30, 1995.

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

(5)      Income Taxes

         At March 31, 1996, the Company has net operating loss carryforwards of approximately $4,400,000 for income tax purposes, available to reduce future taxable income, expiring from 1998 through 2010.

         Federal income taxes normally provided for the income have been offset by the effect of the use of the loss carryforwards at March 31, 1996. The income tax provision for the nine and three months ended March 31, 1995 represents the New York State minimum tax on income which does not allow a deduction for the net operating loss carryforward. New York State income taxes are not applicable for the nine months ended March 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1995

         During the nine months ended March 31, 1996, the Company continued to conduct the pharmaceutical and pharmacological research and/or assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for four new drug products. The Company continued to conduct Clinical Phase I testing to optimize a nasal formulation of doxylamine succinate. The Company also has been generating preclinical data in preparation for the submission of an IND for its nasal formulations of a selected group of antihistamines.

         During the nine months ended March 31, 1996, the Company has expended $959,118 for its preclinical and clinical research and development. This compares with $508,876 expended in the corresponding prior year period. This increase in research and development activity reflects the Company's commitment to accelerate its efforts to develop its nasal pharmaceutical formulations and should be expected to continue.

         Proceeds from the sale of the Company's research, and licensing of its proprietary technology, have significantly increased in the current fiscal year compared to the prior year. Revenue of $2,530,769 was earned by the Company in the current nine month period as a result of licensing, royalty, and research income. This revenue level reflects a 32% increase from revenues of $1,917,085 in the corresponding prior year period. Interest income earned in the nine months ended March 31, 1996 was $181,605 compared to $182,530 earned in the nine months ended March 31, 1995. The decrease is attributable to changes in interest rates and reductions of excess funds invested. Total revenue was $2,712,374 and $2,099,615 for the nine months ended March 31, 1996 and 1995, respectively.

         The Company earned revenues of $2,353,187 from royalties received from the Bristol-Myers Squibb Company ("BMS") for the nine months ended March 31, 1996 ($1,783,724 in the corresponding period in fiscal 1995) pursuant to a sublicense agreement (the "BMS Agreement") for a nasal formulation of butorphanol, a narcotic analgesic. BMS received marketing approval from the FDA for butorphanol tartrate, which its markets as Stadol(R)NS(TM), in December, 1991. Management anticipates that a significant portion of its revenues for the current fiscal year and some additional periods will be derived from expected royalties from the BMS Agreement. Royalties from the BMS Agreement commenced in the quarter ended December 31, 1992 and have increased since that time based upon sales by BMS of Stadol(R)NS(TM). However, there is no assurance that such sales will continue to increase or be maintained and therefore, there is no assurance of any future minimum royalties.

         The Company recognized no earnings as a result of the discontinued marketing of the Company's non-prescription Vitamin B12 nasal gel by Nature's Bounty, Inc. ("NB"). This compares to revenues of $103,361 earned from this product in the comparable period of the prior fiscal year. The Company does not expect any future royalties from NB.

         Royalties expense increased in the nine months ended March 31, 1996 to $1,155,744 from $880,239 in the corresponding period in fiscal 1995 as the royalties received from BMS are also subject to a separate license agreement between the Company and a third party. As a result, royalties expense in connection with Stadol(R)NS(TM) will increase approximately in proportion to royalty income. General and administrative expenses decreased slightly in the current nine month period to $552,043 as compared to $554,104 in the corresponding period of the prior fiscal year.

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

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH QUARTER ENDED MARCH 31, 1995

         The Company has expended $253,734 for its preclinical and clinical research and development in the current three month period. This compares with $210,635 expended in the comparable period of the prior fiscal year. This increase in research and development activity reflects the Company's commitment to accelerate its efforts to develop its nasal pharmaceutical formulations and should be expected to continue.

         Proceeds from the sale of the Company's research, and licensing of its proprietary technology, have significantly increased in the three months ended March 31, 1996 compared to the prior year. Revenue of $1,009,148 was earned by the Company in the current three month period as a result of licensing, royalty and research income. This revenue level reflects a 43.2% increase from revenues of $704,637 in the comparable period of the prior fiscal year. Interest income earned in the three months ended March 31, 1996 was $56,053, compared to $69,691 earned in the comparable period of the prior fiscal year. Total revenue was $1,065,201 and $774,328 for three months ended March 31, 1996 and 1995, respectively.

         The Company earned revenues of $851,148 from royalties received from BMS for the three months ended March 31, 1996 ($660,506 in fiscal 1995) pursuant to the BMS agreement.

         The Company has recognized no earnings as a result of the discontinued marketing of the Company's non-prescription vitamin B12 nasal gel by NB. This compares to revenues of $32,000 earned from this product in the comparable period of the prior fiscal year.

         Royalties expense increased in the three months ended March 31, 1996 to $417,971 from $318,630 in fiscal 1995 as the royalties received from BMS are also subject to a separate license agreement between the Company and a third party. As a result, royalties expense in connection with Stadol(R)NS(TM) will increase in proportion to royalty income.

         General and administrative expenses slightly decreased in the three months ended March 31, 1996 to $190,499 as compared to $198,034 in the comparable period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had cash and cash equivalents of $318,069 as compared to $819,985 at June 30, 1995. The Company also had short-term investments of $4,217,299 at March 31, 1996, which primarily consisted of the net proceeds of the Company's December, 1993 public offering. In addition, the Company had royalties receivable of $951,243 at March 31, 1996 compared to $759,349 at June 30, 1995. The royalties receivable are principally royalty income from the BMS Agreement.

         As of March 31, 1996, the Company had working capital of $4,217,769. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next eighteen months. The Company has been able to maintain its operations and its continued liquidity is dependent on its ability to control its operating costs and the receipt of revenue from Bristol-Myers Squibb Company as set forth above.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS
                 None

         ITEM 5. OTHER INFORMATION
                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 6th day of May, 1996.



                                           NASTECH PHARMACEUTICAL COMPANY INC.





                                           BY:  /s/ Dr. VINCENT D. ROMEO
                                               --------------------------------
                                                Dr. VINCENT D. ROMEO, President
                                                    and Chief Executive Officer





                                           BY:  /s/ CAROL WENIG
                                                -------------------------------
                                              CAROL WENIG, Assistant Secretary,
                                                Treasurer & Assistant Principal
                                                              Financial Officer