Form 10QSB
period 1996-09-30
NASTECH PHARMACEUTICAL CO INC
filed 1996-11-01
CIK 737207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September  30, 1996
                      ------------------------------------------------------

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13789

                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                                11-2658569
            --------                                                ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


45 Davids Drive, Hauppauge, New York                              11788
------------------------------------                              -----
(Address of principal executive offices)                       (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 273-0101

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                    Name of each exchange on
       Title of each class                               which registered
       -------------------                               ----------------
       Common Stock, $.006 par value                Nasdaq Small-Cap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
   ---------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 DATE                             CLASS                     SHARES OUTSTANDING
 ----                             -----                     ------------------
 9/30/96                 Common stock - $.006 par value             3,868,005

                      NASTECH PHARMACEUTICAL COMPANY INC.

                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                        PAGE NO.
         ITEM 1.   Balance Sheets as of September 30, 1996
                   and June 30, 1996                                      3

                   Statements of Operations
                   Three Months Ended
                   September 30, 1996 and
                   September 30, 1995                                     4

                   Statement of Stockholders' Equity
                   Year Ended June 30, 1996
                   and the Three Months ended
                   September 30, 1996                                     5

                   Statement of Cash Flows
                   Three Months Ended September 30, 1996
                   and September 30, 1995                                 6

                   Notes to Financial Statements                        7 - 8

         ITEM 2.   Management's Discussion and                          9 - 11
                   Analysis of Financial Condition
                   and Results of Operations

PART II - OTHER INFORMATION:

         ITEM 1.   Legal Proceedings                                    12

         ITEM 2.   Changes in Securities                                12

         ITEM 3.   Defaults Upon Senior Securities                      12

         ITEM 4.   Submission of Matters to a Vote                      12
                   of Security Holders
         ITEM 5.   Other Information                                    12

         ITEM 6.   Exhibits and Reports on Form 8-K                     12

                   Signatures                                           13

                      NASTECH PHARMACEUTICAL COMPANY INC.

                           BALANCE SHEET (UNAUDITED)

                                     ASSETS

                                                      SEPTEMBER 30,      JUNE 30,
                                                          1996             1996
                                                      ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                             $1,327,143       $4,031,252
 Short-term investments                                 5,958,156        3,954,945
 Royalties receivable                                   1,049,031        1,089,966
 Prepaid expenses and sundry                              102,592           55,370
                                                      ------------     ------------
                                                        8,436,922        9,131,533
                                                      ------------     ------------

PROPERTY AND EQUIPMENT                                    397,683          321,154
 Less: Accumulated depreciation and amortization          115,614          100,391
                                                      ------------     ------------
                                                          282,069          220,763
                                                      ------------     ------------
OTHER ASSETS:
 Security deposits                                         14,500           14,500
                                                      ------------     ------------

                                                       $8,733,491       $9,366,796
                                                      ============     ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                        $212,215         $499,815
 Royalties payable                                        474,294          521,127
 Notes payable                                             20,109           32,000
 Accrued interest payable                                 -  -  -           33,216
 Accrued expenses and sundry liabilities                  119,888          359,389
 Current maturities of long-term debt                      23,625          216,608
                                                      ------------     ------------
                                                          850,131        1,662,155
                                                      ------------     ------------

LONG-TERM DEBT - NET OF CURRENT MATURITIES                 20,881          135,907
                                                      ------------     ------------

STOCKHOLDERS' EQUITY
 Common stock - par value $.006 per share,
  authorized 6,000,000 shares, issued and
  outstanding 3,868,005 shares and 3,826,433
  shares at September 30, 1996 and
  June 30, 1996 respectively                               23,208           22,959
 Additional paid-in capital                            13,947,516       13,733,556
 Accumulated deficit                                   (6,108,245)      (6,187,781)
                                                      ------------     ------------
                                                        7,862,479        7,568,734
                                                      ------------     ------------

                                                       $8,733,491       $9,366,796
                                                      ============     ============

See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                        Three Months Ended
                                           September 30,
                                       1996               1995
                                    -----------        ---------
REVENUES

 License Fee, Royalty and
   Research Income                  $1,059,213         $818,459
 Interest Income                       102,447           63,051
                                   -----------        ---------
                                     1,161,660          881,510
                                   -----------        ---------


COSTS AND EXPENSES
  Research and Development             340,613          283,259
  Royalties                            474,294          391,191
                                   -----------        ---------
                                       814,907          674,450

General and Administrative             258,673          168,602
Interest Expense                         8,544           13,106
                                   -----------        ---------
                                     1,082,124          856,158
                                   -----------        ---------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                    79,536           25,352

PROVISION FOR INCOME TAXES             -  -  -             3000
                                   -----------        ---------

NET INCOME                             $79,536          $22,352
                                   ===========        =========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE                                    $.02             $.01
                                   ===========        =========
AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT
 SHARES                              4,628,238        3,849,776
                                   ===========        =========


See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1996
                 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                         Common Stock              Additional
                                                  --------------------------         Paid-In         Accumulated
                                                     Shares          Amount          Capital           Deficit         Total
                                                  -----------       --------      ------------      ------------    ----------
BALANCE JUNE 30, 1995                               3,221,447        $19,329       $10,575,159      ($6,306,306)    $4,288,182

Stock issued in connection with exercise
  of warrants                                         605,173          3,631         3,158,396                       3,162,027

Fractional shares redeemed in connection
with reverse stock split                                 (187)            (1)                1

Net income                                                                                              118,525        118,525
                                                  -----------       --------      ------------      ------------    ----------


BALANCE JUNE 30, 1996                               3,826,433         22,959        13,733,556       (6,187,781)     7,568,734

Stock issued in connection with exercise
  of warrants                                          41,572            249           213,960                         214,209


Net Income                                                                                               79,536         79,536
                                                  -----------       --------      ------------      ------------    ----------


BALANCE SEPTEMBER 30, 1996                          3,868,005        $23,208       $13,947,516      ($6,108,245)    $7,862,479
                                                  ===========       ========      ============      ============    ==========


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                            STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                         1996            1995
                                                    ------------    ------------
OPERATING ACTIVITIES:
 Net income                                             $79,536         $22,352
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                          15,223          14,863

  Changes in assets and liabilities:
   Royalties receivable                                  40,935         (55,528)
   Prepaid expenses and sundry                          (47,222)         29,720
   Accounts payable                                    (287,600)        161,955
   Royalties payable                                    (46,833)         22,355
   Note payable                                         (11,891)        -  -  -
   Accrued interest payable                             (33,216)        (31,703)
   Accrued expenses and sundry liabilities             (239,501)        (39,570)
                                                    ------------    ------------
    Net cash provided (used) by operating
    activities                                         (530,569)        124,444
                                                    ------------    ------------

INVESTING ACTIVITIES:
Property, plant and equipment                           (76,529)        (82,721)
Short-term investments - aquisitions                 (5,958,156)     (2,236,590)
Short-term investments - redemptions                  3,954,945       2,239,249
                                                    ------------    ------------
  Net cash used by investing activities              (2,079,740)        (80,062)
                                                    ------------    ------------

FINANCING ACTIVITIES:
Repayment of debt                                      (308,009)       (158,091)
Exercise of warrants                                    214,209         -  -  -
                                                    ------------    ------------
  Net cash used by financing activities                 (93,800)       (158,091)
                                                    ------------    ------------

NET DECREASE                                         (2,704,109)       (113,709)

CASH AND CASH EQUIVALENTS - BEGINNING                 4,031,252         819,985
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                   $1,327,143        $706,276
                                                    ============    ============

Supplemental Cash Flow Information:
Interest paid                                           $41,713         $42,946
                                                    ============    ============


See accompanying notes to financial statements

                      NASTECH PHARMACEUTICAL COMPANY INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

(1)      General

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended June 30, 1996.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

(2)      Public Offering

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

(3)      Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value.

(4)      Income Taxes

         At September 30, 1996, the Company has net operating loss carryforwards of approximately $4,200,000 for income tax purposes, available to reduce future taxable income, expiring from 1998 through 2010.

         Federal income taxes normally provided for the income have been offset by the effects of the reduction of the valuation allowance at September 30, 1996 and 1995. The income tax provision for the three months ended September 30, 1995 represents the New York State minimum tax on income which formerly did not allow a deduction for the net operating loss carryforward.

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

FORWARD-LOOKING STATEMENTS

         Some of the statements made in this form 10-QSB are forward-looking in nature, including but not limited to the Company's business strategy, product development, plans concerning the commercialization of products, certain financial information and other statements that are not subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements.

OVERVIEW

         The company is engaged in research and clinical testing activities in an effort to develop nasally administered forms of phamaceuticals that are currently available only in oral, injectable or other dosage forms. The Company's objective is to expand the applications of nasal drug delivery in the over-the-counter ("OTC") and prescription markets and otherwise become a leading drug delivery specialist. The Company believes that advantages associated with the nasal delivery of certain pharmaceuticals include rapid systemic absorption, lower required dosages and quicker onset of desired effect. Prior to the marketing of any nasally administered form of a pharmaceutical agent in the United States, Food and Drug Administration ("FDA") approval must be obtained. A research and development program is currently in progress with respect to six pharmaceuticals for which the Company has patent rights for nasal administration.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues   Revenues for the three months ended September 30, 1996
increased by $280,000 to $1,162,000, or 31.8% over such revenues for the similar period in fiscal 1996. This increase was due to increases in license fee, royalty and research income which for the three months ended September 30, 1996 increased by $241,000 to $1,059,000, or 29.5% , over such income for the similar period in fiscal 1996. The license fee, royalty and research income increase primarily was due to royalty income received from Bristol-Myers Squibb Company ("BMS"), pursuant to a sublicense agreement (the "BMS" Agreement") for a nasal formulation of Stadol(R)NS(TM), a narcotic analgesic. The increased revenue associated with the BMS Agreement primarily was due to increased sales of Stadol NS and improved wholesale pricing of that product. Royalty income received from the BMS

Agreement for the current three month period increased by $171,000 to $966,000, or 21.5% over such income for the similar period in fiscal 1996.

         Interest income for the current three month period increased by $39,000 to $102,000, or 62.5%, compared to such income for the similar period in fiscal 1996 due to increased funds invested.

         Research and development expense. In the first quarter of fiscal 1997, the Company continued to conduct the pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for six new drug products. Preclinical and clinical research and development expense for the current three month period increased by $57,000 to $341,000, or 20.1%, over such expense for the similar period in fiscal 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties Expense Royalties expense for the three months ended September 30, 1996 increased by $83,000 to $474,000, or 21.2% over such expense for the similar period in fiscal 1996. Such increase was due to the increase in royalties paid by the Company to the University of Kentucky Research Foundation ("UKRF") in connection with the BMS Agreement. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company under the BMS Agreement. Accordingly, royalties expense in connection with the BMS Agreement increases approximately in proportion to royalty income.

         General and administrative expense. General and administrative expense for the three months ended September 30, 1996 increased by $90,000 to $259,000, or 53.6% over such expense for the three months ended September 30, 1995. As a percentage of revenues, general and administrative expense increased to 22.3% for current three month period from 19.1% for the similar period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company's primary sources of liquidity included cash and cash equivalents and short-term investments of $7.3 million compared to $8 million at June 30, 1996. These consist primarily of the funds received from the recent exercise of warrants outstanding and the net proceeds of the Company's December, 1993 public offering. Royalty income receivable at June 30, 1996, totaled $1.0 million, principally royalty income pursuant to the BMS agreement.

         As a result of the availability of funds provided by increased revenue as well as the liquidity provided by the Company's December 1993 public offering and the exercise of the related warrants, the Company has budgeted an increase in its research and development efforts and related general and administrative support.

         At September 30, 1996, the Company had working capital of $7.6 million. Management anticipates that the net proceeds of the 1993 Offering, including exercise of warrants, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, for at least 12 months. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they mature. Based upon the anticipated future financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financings of a character and in amounts to be determined.

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

 ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                 None

 ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS
                 None

 ITEM 5.         OTHER INFORMATION
                 None

 ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 30th day of October, 1996.



                                   NASTECH PHARMACEUTICAL COMPANY INC.





                                   BY:  /s/ Dr. Vincent D. Romeo
                                      ------------------------------------------
                                                 Dr. VINCENT D. ROMEO, President
                                                     and Chief Executive Officer





                                   BY:  /s/ Joel Girsky
                                      ------------------------------------------
                                               JOEL GIRSKY, Secretary, Treasurer