Form 10-K405
period 1996-12-31
NASTECH PHARMACEUTICAL CO INC
filed 1997-04-30
CIK 737207

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         (Mark One)
           [     ]        Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                                       Or
           [  x  ]        Transition Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934 For the
                          transition period from July 1, 1996 to December 31,
                          1996


                         COMMISSION FILE NUMBER 0-13789


                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                              11-2658569
            (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
             incorporation or organization)

          45 DAVIDS DRIVE, HAUPPAUGE, NEW YORK                                  11788
        (Address of principal executive offices)                              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 273-0101

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                        Name of each exchange
                  Title of each class                                    on which registered
                  -------------------                                 -------------------------
                          None                                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                        Name of each exchange
                  Title of each class                                    on which registered
                  -------------------                                 -------------------------
             Common Stock, $.006 par value                              Nasdaq National Market



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [ X ]         No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 based upon the closing price on that date, on the Nasdaq National Market, was approximately $66,499,492.

As of February 28, 1997, there were 6,086,158 shares of the registrant's $.006 par value common stock outstanding.



================================================================================

                                     PART I

ITEM 1 -         BUSINESS

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause Nastech Pharmaceutical Company Inc.'s ("Company") actual results in future periods to differ materially from forecasted results. Those include, among others, risks associated with the Company's business strategy, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts.

OVERVIEW

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals enables more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability or patient compliance limitations that may be improved with a novel delivery form.

         The Company's first commercially available pharmaceutical is a prescription pain reliever marketed as Stadol NS by Bristol-Myers Squibb ("BMS"). Stadol NS is the only transnasal analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Stadol NS provides significant advantages over the only alternative delivery method for this drug, injection, including patient self-administration, increased patient compliance, cost containment and the additional indication of usage, migraine headache pain. Similarly, Nascobal(TM) (Cyanocobalamin, USP) Gel for Intranasal Administration, the Company's nasal Vitamin B-12 product, provides both therapeutic and patient benefits over injectable therapy for chronic Vitamin B-12 deficiency anemia. Nascobal(TM), which was independently developed by the Company, was cleared for marketing by the FDA on November 5, 1996. In addition to these approved drugs, the Company's pipeline includes nine drugs, five of which are being developed under collaborative agreements with other pharmaceutical companies.

INDUSTRY OVERVIEW

         The Company participates in the drug delivery industry, a subset of the pharmaceutical industry. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods or routes of delivery include improved versions of traditional methods of drug delivery as well as expanded technologies and systems with novel routes of administration, such as the Company's nasal delivery, new oral sustained and controlled release delivery systems, oral mucosal administration, transdermal systems and pulmonary administration. Among the principal reasons for the development of new methods of drug delivery is the facilitation of the introduction of a pharmaceutical agent into a patient or consumer in a manner that provides greater safety and efficacy, lower side effect profile, improved patient compliance and greater economy than conventional methods.

         The nasal delivery of certain drugs offers significant advantages over other methods of delivery. These advantages include: (i) rapid systemic absorption; (ii) lower required dosages, resulting in lower levels of metabolites and less severe side effects; (iii) more rapid onset of desired therapeutic effects and more desirable blood profiles; (iv) convenient self-administration by patient; (v) improved patient compliance; and (vi) improved pharmacoeconomics. The Company believes that due to these advantages of nasal delivery, significant opportunities exist to address the limitations of currently available delivery forms for certain drugs.

         Although oral, injectable, patch and pulmonary dosage forms are accepted for a variety of systemic pharmaceuticals, the Company believes that nasal delivery may optimize the delivery of certain of these drugs. While the oral route is the most popular and least expensive method of delivery, it exposes the drug to liver and gastrointestinal metabolism which may diminish the activity of a drug prior to its systemic distribution. Therefore, nasal delivery may allow for administration of lower dosages to achieve the desired therapeutic effect. In addition, some patients, particularly pediatric and geriatric patients, may find this route inconvenient due to difficulty in swallowing tablets or capsules. The oral route of delivery may also require the use of fluids or measuring devices to allow the patient to self-administer liquids or syrups.

         Some pharmaceutical agents are delivered by injection to circumvent significant liver or gastrointestinal metabolism following oral administration. However, because of patient discomfort and the required assistance of a health care professional, injection therapy is generally inconvenient and expensive, often resulting in patient non-compliance.

         Like the injectable route, transdermal patches also bypass liver or gastrointestinal metabolism but generally do not provide rapid systemic absorption of a drug and may result in local irritation at the site following prolonged application.

         Pulmonary drug delivery is widely accepted for the administration of drugs locally to the lung or to treat respiratory conditions such as bronchial asthma. Although this route is being considered for the systemic delivery of pharmaceuticals, including peptides and proteins, it requires the use of delivery devices that may be expensive and require extensive patient education.

         The Company believes that changes in the economics of healthcare in the past several years have created a need for alternative drug delivery methods, including nasal administration. Due to managed care policies and increased competition from manufacturers of generic drugs, drug companies are faced with difficulties in raising prices and overall margin pressure. The Company's nasal drug delivery technology provides traditional large pharmaceutical companies with a novel delivery method that may improve and differentiate existing pharmaceutical products, make new indications possible and provide proprietary protection, thereby reducing competition from manufacturers of generic drugs. As a result of these industry trends, the Company believes that large pharmaceutical companies will increasingly seek to establish collaborative agreements with drug delivery specialists.

BUSINESS STRATEGY

         The Company's business strategy is to become a leading drug delivery specialist by expanding the applications of nasal drug delivery in the prescription and over-the-counter markets. The Company's strategy incorporates the following principal elements:

         Focus Initial Efforts on Approved Drugs.   The Company has focused
primarily on drugs that have proven efficacy and safety, are approved for marketing and which the Company believes could benefit from a nasal form of delivery. In addition, the Company's proprietary nasal formulations utilize compounds that are generally recognized as safe ("GRAS") by the FDA. The Company believes that by focusing its research and development activities on drugs with demonstrated safety and efficacy, and with an unaddressed market need, it may reduce the technical and marketing risk of its projects by decreasing the time period required to bring a new product to market and expanding the market for certain drugs.

         Internally Fund Development Through Later Stages.   The Company
believes that internally funding development until later stages will allow the Company to retain product rights and enable it (i) to negotiate more favorable collaborative agreements or (ii) to manufacture and market its products independently. Although historically focused on establishing early stage alliances, the Company believes it is now able to leverage its product development experience and broad product pipeline to pursue internally funded development and commercialization projects, as appropriate. Therefore, the Company intends to commit significant financial resources to research and development with the goal of achieving greater economic benefit from product sales.

         Leverage Strategic Alliances.   Where appropriate, the Company seeks
to establish domestic and international relationships with major pharmaceutical companies for the marketing and distribution of certain of the Company's products or technology. This approach allows the Company to devote its resources to the further development of its technology while leveraging the established sales and marketing capabilities of such collaborative partners. The Company currently has collaborative agreements with BMS, RiboGene, Pfizer, DuPont Merck and Novartis and will continue to pursue additional partners where appropriate.

         Protect and Expand Intellectual Property.   The Company has and will
continue to seek patent protection for its formulations and other technology in the United States and key international markets. The Company is the exclusive licensee of six U.S. patents and owns four additional U.S. patents, all covering approximately 65 drugs. The Company has filed other U.S. patent applications, as well as corresponding patent applications outside the United States, relating to the Company's technology. As specific formulations are developed and clinically tested, the Company intends to file for additional patent protections.

         Augment Technology Through Licensing and Acquisition.   The
pharmaceutical drug delivery systems industry is characterized by a large number of relatively small organizations which focus on various modalities of drug delivery and administration but may lack the capital or regulatory experience necessary to succeed. The Company believes that large pharmaceutical companies may seek to establish relationships with drug delivery companies that are able to offer alternative, multiple or combination delivery methods and are organizationally and financially stable. Therefore, the Company intends to augment its internal growth through licensing technology and the acquisition of companies that provide complementary technology, management and markets. The Company was recently granted an exclusive license from DynaGen, Inc. ("DynaGen") to develop a nasal formulation of Lobeline for smoking cessation. No specific acquisition of any company is currently contemplated.

PRODUCTS

         The Company is engaged in the research and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The Company currently holds or licenses patents covering approximately 65 pharmaceuticals. The Company leverages its intellectual property and reduces the technical risk of its projects by focusing its research efforts on the development of drugs with demonstrated safety and efficacy. In order to address market needs, the Company targets drugs whose current delivery methods present certain bioavailability, patient compliance or cost limitations. Based on its research, the Company believes that advantages of nasal delivery include ease of use, rapid systemic absorption, lower side-effect profile, improved cost-effectiveness, lower required dosage and more rapid onset of desired effect.

         The Company's current agreement with BMS provides for the sales and marketing of its first product, Butorphanol Tartrate, a pain reliever marketed as Stadol NS. In November 1996, the Company received marketing clearance from the FDA for Nascobal(TM), the Company's nasal gel for the treatment of chronic Vitamin B-12 deficiency anemia. The following chart summarizes the Company's current products and product pipeline:

                                             NASTECH CURRENT PRODUCT PIPELINE

                                                          TRADITIONAL
                                THERAPEUTIC                DELIVERY
         DRUG                     CATEGORY                  METHOD                   STATUS (1)                 PARTNER
----------------------    ------------------------     -------------------  ------------------------         ---------------
 Stadol NS                Narcotic Analgesic           Injection            Marketing (2)                    BMS

 Nascobal(TM)             Vitamin/Anti-Anemia          Injection            Cleared for Marketing

 Metoclopramide           Anti-Nausea/Anti-Emetic      Injection/Oral       Phase III (2)                    RiboGene

 Propranolol              Beta-Blocker/Migraine        Injection/Oral       Phase I (2)                      RiboGene

 Doxylamine               Sleep-Aid                    Oral                 Phase I                          Pfizer

 Meclizine & Others       Anti-Motion Sickness         Oral/Injection       Phase I

 Buprenorphine            Narcotic Analgesic           Injection            Preclinical

 Clemastine               Antihistamine                Oral                 Preclinical

 Chlorpheniramine         Antihistamine                Oral                 Preclinical

 Nalbuphine               Narcotic Analgesic           Injection            Formulation Development (2)      DuPont Merck

 Nicotine                 Smoking Cessation            Patch/Gum            Formulation Development          Novartis

------------------------------

 (1) See "-- Government Regulation" for a description of the different stages of development.

 (2)  Marketing or development activities performed by collaborative partners

         Stadol(R) NS(TM) is a trademark of the Bristol-Myers Squibb Company ("BMS"). Stadol NS is a narcotic analgesic sublicensed to BMS for marketing as a prescription pain-reliever. Nascobal(TM) is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders. Metoclopramide, Propranolol and Nalbuphine development activities are performed by collaborative partners.

Approved and Marketable Products

         STADOL NS (BUTORPHANOL TARTRATE) -- Narcotic analgesic for acute pain. Stadol NS is the only transnasal analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol NS, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since 1992, as compared to the injectable formulation. Stadol NS is currently marketed by BMS under an agreement that generates quarterly royalties to the Company.

         NASCOBAL(TM) (CYANOCOBALAMIN, USP) GEL FOR INTRANASAL ADMINISTRATION
-- For Vitamin B-12 deficiency anemia.   Nascobal(TM) is intended to replace
inconvenient, painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal(TM) is intended to be a more convenient, painless, self-administered weekly therapy, which the Company believes may result in improved patient compliance. On November 5, 1996, the Company received marketing clearance from the FDA for this product. The Company independently developed Nascobal(TM) through FDA marketing clearance, and presently intends to manufacture and market this product. Accordingly, the Company intends to retain product rights, thereby receiving greater economic benefit from product sales.

Products Under Development

         All of the pharmaceutical products currently being considered by the Company for nasal delivery are commercially available and have received FDA marketing approval in non-nasal dosage forms. Consequently, preliminary testing by the Company is designed only to determine the suitability of the drug for nasal delivery.

         The Company's development efforts focus primarily on chemical compounds protected by the Company's patents. In selecting compounds to target, the Company considers drugs which may benefit significantly from the advantages of transnasal delivery. The Company also targets pharmaceuticals which may benefit in the form of increased market size as a result of the switch to a transnasal formulation.

         The Company has four active Notices of Claimed Investigational Exemption for a New Drug ("INDs") for products in the Company's product pipeline of nasally delivered pharmaceutical agents: Metoclopramide (anti-nausea/anti-emetic); Propranolol (beta-blocker/migraine); Doxylamine (sleep-aid); and Meclizine (anti-motion sickness). The further development and marketing of Metoclopramide and Propranolol are subject to collaborative agreements between the Company and RiboGene.

Products currently under development are as follows:

         METOCLOPRAMIDE HCL -- Anti-nausea/anti-emetic.   Metoclopramide HCl is
an anti-nausea/anti-emetic agent indicated for the treatment of nausea and vomiting due to emetogenic cancer chemotherapy. In its oral and injectable dosage forms, it is commonly known as Reglan(R) which is marketed by Whitehall-Robbins Company. The Company believes that a self-administered nasal dosage form will provide a patient friendly alternative to injections, which are inconvenient and painful, and to oral doses, which are often difficult to swallow when nauseous. RiboGene has conducted Phase III clinical trials under an agreement that provides for certain minimum royalties to the Company beginning in 1998, in addition to royalties based on net sales if and when Metoclopramide HCl is cleared for marketing.

         PROPRANOLOL HCL -- Beta-blocker/migraine.   Propranolol HCl is a
non-selective beta-blocker indicated for the treatment of hypertension, angina pectoris, cardiac arrhythmias, myocardial infarction and prophylaxis of migraine headache. In its oral and injectable dosage forms, it is marketed as Inderal(R) by Wyeth-Ayerst Laboratories. The Company believes that a nasal dosage form would be rapid acting, effective and convenient to use and carry for self-administration. RiboGene has conducted Phase I clinical trials under an agreement that provides for royalties based on net sales if and when Propranolol HCl is cleared for marketing, in addition to the payment of all patent maintenance and other fees.

         DOXYLAMINE SUCCINATE -- Sleep-aid.   Doxylamine Succinate is an
ethanolamine derivative antihistamine used as a nighttime sleep aid in the short-term management of insomnia. In its traditional oral dosage form it is commonly known as Unisom(R), which is marketed by Pfizer. The Company believes that a nasal dosage form will provide rapid systemic absorption, may minimize side effects including morning drowsiness and will be convenient for the consumer to administer. In June 1995, the results of certain pre-clinical studies and additional support documentation were compiled and submitted with the Company's IND to the FDA. The Company has conducted initial Phase I human trials to screen formulations for optimal clinical effect. This clinical study program is continuing to date. The Company recently entered into an agreement with Pfizer to continue research and development activities with respect to Doxylamine Succinate.

         MECLIZINE HCL AND OTHERS -- Anti-motion sickness.   Various nasal
antihistaminic and non-antihistaminic compounds are being evaluated by the Company for the prevention of motion sickness. The Company is conducting formulation and pre-clinical work necessary to file the required INDs allowing for the screening of selected compounds in clinical trials. An IND has been filed for one of the compounds, Meclizine HCl, for which Phase I clinical trials have been conducted. The Company believes that the anti-motion sickness market is underserved by existing pharmaceutical agents which often require patients to pre-dose or intake oral medication after the condition manifests itself. The most common route, oral dosage, does not provide rapid absorption and is often difficult for a patient to administer due to nausea.

         BUPRENORPHINE HCL -- Narcotic analgesic.   Buprenorphine HCl is a
narcotic agonist-antagonist analgesic indicated for the relief of moderate to severe pain. In its injectable dosage form, it is commonly known as Buprenex(R), which is marketed by Reckitt & Colman Pharmaceutical, Inc. The only method currently approved by the FDA for administering Buprenorphine HCl is by injection. The Company believes that a nasal dosage form will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for quick pain relief. In 1996, the Company commenced a pre-clinical research program to generate the required data for filing an IND for the nasal delivery of this pharmaceutical agent.

         CLEMASTINE FUMARATE -- Antihistamine.   Clemastine Fumarate is an
antihistamine indicated for the treatment of seasonal allergic rhinitis. In its oral dosage form, it is commonly known as Tavist(R), which is marketed by Sandoz Pharmaceuticals Corporation ("Sandoz"). The Company believes that a nasal dosage form will provide rapid systemic absorption as well as local effect for the relief of symptoms. In the past year, the Company commenced a research and development program to begin generating the necessary information and preclinical data for the filing of an IND for the nasal delivery of this drug product. In March 1996, the Company began a feasibility study under an agreement with Sandoz, which was terminated in November 1996. The Company intends to continue to develop this product independently and to pursue discussions with strategic marketing partners at a later stage.

         CHLORPHENIRAMINE MALEATE -- Antihistamine.   Chlorpheniramine Maleate
is an antihistamine indicated for the relief of symptoms associated with hay fever and upper respiratory allergies (allergic rhinitis). In its oral dosage form it is commonly known as ChlorTrimeton(R), which is marketed by Schering Plough Corp. The Company believes that a nasal dosage form will provide rapid systemic absorption as well as local effect for the relief of symptoms. The Company has continued its research program to generate the necessary information and preclinical data for the filing of an IND for the nasal delivery of Chlorpheniramine Maleate. A pilot bioavailability study of nasal Chlorpheniramine Maleate in animal models demonstrated higher systemic absorption of the drug following nasal versus oral administration. The Company commenced a pre-clinical research program to allow for the submission of an IND with the FDA. There can be no assurance that these results will be reproduced in Phase I clinical trials.

         NALBUPHINE HCL -- Narcotic analgesic.   Nalbuphine HCl is a narcotic
agonist-antagonist analgesic agent indicated for the treatment of moderate to severe pain. Nalbuphine HCl can also be used as a supplement to balanced anesthesia, for preoperative and postoperative analgesia, and for obstetrical analgesia during labor and delivery. The only method currently approved by the FDA for administering Nalbuphine HCl is by injection, and is currently marketed as Nubain(R) by DuPont Merck. The Company believes that a nasal dosage form will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug. Under a sublicense agreement with the Company, DuPont Merck is currently conducting formulation development work in preparation for preclinical and clinical testing.

         NICOTINE -- Smoking cessation.   Nicotine is a naturally occurring
autonomic drug used as a temporary adjunct in the cessation of cigarette smoking in conjunction with a behavior modification program. It is commercially available as a transdermal patch and chewing gum marketed by a number of pharmaceutical companies including Novartis. Under an agreement with Novartis to develop a nicotine nasal spray for smoking cessation, the Company has commenced a research and development program to begin generating the necessary information and preclinical data for the filing of an IND for the nasal delivery of this drug product.

STRATEGIC ALLIANCES

         The Company's product development strategy had been to focus its attention and resources in a manner that minimized the risk, time and cost typically associated with the early stages of commercializing a family of pharmaceuticals. As the Company has matured in its regulatory experience and as additional financial resources have been obtained, it has conducted more of the research and development process internally and independently. The Company intends to continue this internal development, and accordingly retain product rights until later stages of the development process. The Company believes that such a strategy may increase the value of future collaborative agreements and provide the Company with the option of conducting sales or marketing efforts where appropriate.

         The Company may independently develop and market certain nasal drug products, such as certain prescription products for which there are a relatively limited number of clinicians specializing in the treatment of a condition that can be treated with one of the Company's products. Because the Company has limited experience in marketing, distributing or selling pharmaceutical products, it will have to develop adequate sales and marketing capabilities. Other nasal pharmaceuticals, such as some of the Company's proposed over-the-counter products, may lend themselves to development and marketing in conjunction with established pharmaceutical companies that can provide the financial means, marketing and distribution systems to successfully commercialize such a new nasal pharmaceutical product. The Company also plans to evaluate collaboration with commercial partners for distribution and marketing of its products in international markets.

         The Company's current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing arrangement. If a development project is successful, the collaborative partner may elect to proceed to commercialize the Company's technology pursuant to a definitive marketing and license agreement.

         The Company's current strategic alliances are as follows:

         BRISTOL-MYERS SQUIBB COMPANY -- On January 1, 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the "BMS Agreement"). The Company must pay a percentage of these royalties to University of Kentucky Research Foundation ("UKRF") under the Company's separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is coextensive with the Company's licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product and quarterly royalty payments to the Company by BMS are continuing.

         CIBA SELF-MEDICATION, INC. -- In August 1996, the Company entered into an agreement with Ciba Self-Medication, Inc. a division of Novartis, Inc. ("Novartis") to develop a nicotine nasal dosage form to assist with smoking cessation. Novartis markets the Habitrol (TM) transdermal patch. Under the terms of such agreement, the Company is to perform formulation and related preclinical research and development up to and including the filing of an IND. Upon the successful achievement of certain specified milestones, the Company and Novartis have agreed to negotiate definitive development, manufacturing and marketing agreements.

         THE DUPONT MERCK PHARMACEUTICAL COMPANY -- On June 30, 1994, the Company exclusively sublicensed to DuPont Merck its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Nalbuphine HCl, in exchange for which DuPont Merck agreed to pay the Company a royalty based on the net sales of such product (the "DuPont Merck Agreement"). The Company must pay a percentage of these royalties to UKRF under the Company's separate licensing agreement with UKRF. Nalbuphine HCl is a synthetic narcotic analgesic agent indicated for the relief of moderate to severe pain. The DuPont Merck Agreement is limited to the countries of Canada and Mexico and is coextensive with the Company's licensed patent rights to nasal Nalbuphine HCl in those countries. The nasal Nalbuphine HCl patent expires in the year 2001 in Canada, subject to any right of extension or renewal. The Mexican patent for nasal Nalbuphine HCl is currently pending.
The DuPont Merck Agreement may be terminated by DuPont Merck at any time upon 60 days written notice to the Company.

         PFIZER INC. -- On December 30, 1996, the Company entered into an Evaluation and Option Agreement with Pfizer to conduct a drug delivery feasibility study with respect to Doxylamine Succinate (the "Doxylamine Agreement"). In its traditional oral dosage form, Doxylamine Succinate is currently marketed by Pfizer as Unisom(R). Pursuant to the Doxylamine Agreement, the Company is to design, undertake and complete a clinical research program for the nasally delivered product. The Company will receive certain development milestone payments and has granted Pfizer an option for an exclusive license for the manufacture and marketing of the product for a specified evaluation period. In the event an NDA is filed and Pfizer exercises such option, the parties have agreed to the form of a definitive licensing agreement.

         RIBOGENE, INC. -- (as successor in interest to Rugby Laboratories Co., Inc. and Darby Pharmaceuticals, Inc.) -- On June 26, 1987, the Company entered into a license agreement wherein RiboGene, as successor in interest, is the Company's sole and exclusive worldwide licensee for the manufacture, distribution and marketing of the nasal dosage form of Propranolol HCl for the life of the Company's U.S. patent covering the nasal route of administration for that drug (the "Propranolol Agreement"). If and when nasal Propranolol HCl is approved for marketing and commercialized, the Company will receive royalties based upon net sales of the product. The Company must pay a percentage of these royalties to UKRF under the Company's separate license agreement with UKRF. In addition, RiboGene is obligated to pay all patent maintenance fees with respect to Propranolol HCl and pay certain other fees thereunder. RiboGene can terminate the Propranolol Agreement at any time.

         In March 1990, the Company entered into an agreement whereby RiboGene, as successor in interest, purchased the Company's Metoclopramide HCl patent and certain proprietary research information related thereto (the "Metoclopramide Agreement"). The Metoclopramide Agreement provides for certain royalties and other fees to the Company if and when nasal Metoclopramide HCl is approved for marketing and commercialized. RiboGene has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodes in Spain.

         In December 1994, the Company and RiboGene amended the Propranolol Agreement and the Metoclopramide Agreement whereby the Company waived its option to repurchase the exclusive rights to nasal Propranolol HCl and Metoclopramide HCl in consideration of a three-year right of first refusal to perform dosage-form development work for both projects. The amended Metoclopramide Agreement also provided for an increased royalty rate and certain minimum royalties commencing in 1998.

PATENTS AND PROPRIETARY RIGHTS

         The Company pursues a strong policy of obtaining patent protection in both the United States and selected foreign jurisdictions. The Company has been granted five U.S. patents and has two pending U.S. patent applications. One patent has been assigned to RiboGene for Metoclopramide HCl and another covering Propranolol HCl has been exclusively licensed to RiboGene. The primary technology protected by the Company's patent and proprietary rights relates to the nasal administration of various compositions and compounds.
Both the compositions and compounds and the method of nasal administration of such compositions and compounds are protected. Approximately 65 compositions and compounds are covered by U.S. patents and corresponding foreign patents and applications held by or licensed to the Company. Thirteen additional compositions are disclosed in pending U.S. patent applications.

         The establishment of a strong proprietary position is an important element of the Company's strategy, as the pharmaceuticals to which the Company has proprietary rights for nasal delivery have been commercially available in traditional oral or injectable forms for many years and have been approved for use by those delivery methods by the FDA.

         On June 1, 1983, the Company entered into an agreement with the University of Kentucky Research Foundation and Dr. Anwar Hussain ("UKRF Agreement"), pursuant to which the Company obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how (collectively the "UKRF Information") pertaining to the nasal delivery of the following drugs:

         Narcotic Antagonists and Analgesics: naloxone, naltrexone, diprenorphine, nalmexone, cyprenorphine, alazocine, oxilorphan, cyclorphan, morphine, metopon, desomorphine, dihydromorphine, hydromorphone, 3-hydroxy-N-methylmorphinan, levophenacylmorphan, metazocine, norlevorphanol, phenomorphan, levorphanol, oxymorphone, buprenorphine, butorphanol, cyclazocine, phenazocine, pentazocine, nalorphine, levallorphan, nalbuphine.

         Beta Blockers:  propranolol.

         Natural Female Sex Hormones:  17 beta-estradiol and progesterone.

         The UKRF Agreement will terminate upon the expiration date of the latest patent included in the UKRF Information. UKRF's U.S. patents expire between 1999 and 2001.

         The UKRF Agreement requires the Company to pay UKRF the greater of (i) the minimum annual royalties set forth below, or (ii) royalties based on a percentage of sales of any product utilizing the UKRF Information (collectively "UKRF Products"). If the UKRF Product is covered by a patent, royalties are based on a schedule ranging between 4% and 6% of aggregate net sales. Minimum royalties are payable commencing one year after FDA approval of a New Drug Application ("NDA") with respect to a UKRF Product and are $100,000 per year. If the UKRF Product, or any portion thereof, is not covered by a patent, the Company is required to pay UKRF 50% of the greater of the aforementioned minimum annual royalty or percentage royalty, whichever shall be applicable.

         The UKRF Agreement accords the Company the right to grant sublicenses for UKRF Products. In such event, the royalties payable to UKRF for domestic and foreign sales thereof will be limited to 50% and 20%, respectively, of revenues received by the Company therefrom. The Company has granted three sublicenses to date.

         On December 30, 1996, the Company entered into a Development and License Agreement with DynaGen whereby the Company acquired an exclusive worldwide license for the development, manufacture, distribution or use of Lobeline via the nasal membrane for the treatment of nicotine addiction (the "Lobeline License"). The Lobeline License is subject to the satisfactory completion of certain milestones set forth in a development program.

         At present, in addition to the patented drugs licensed from the UKRF and DynaGen, the Company owns four issued U.S. patents and corresponding or related foreign patents and applications pending, related to the nasal administration of various therapeutic agents. All of the Company's patent applications are directed to compositions for delivering the therapeutic agents by the nasal route or to the use of such compositions for nasal delivery.

         The Company pursues a general policy of obtaining patent protection in both the U.S. and selected foreign jurisdictions for patentable subject matter. In 1986 and 1988, U.S. patents were issued to the Company describing and claiming nasal delivery of a variety of antihistamine, anti-nausea and anti-emetic pharmaceutical agents including Meclizine and Metoclopramide; as well as nasal compositions containing Vitamin B-12 and caffeine. Corresponding or related patent applications for most of these pharmaceutical agents were filed in several foreign countries.

         U.S. patents, which expire between 2003 and 2005 have been issued to the Company for the nasal delivery of the following pharmaceutical agents:

         Antihistamines and/or Anti-nausea/Anti-emetics: metoclopramide, diphenhydramine, clemastine, dimenhydrinate, doxylamine, carbinoxamine, phenyltoloxamine, tripelennamine, pyrilamine, brompheniramine, pheniramine, chlorpheniramine, dexchlorpheniramine, triprolidine, promethazine, trimeprazine, propiomazine, methdilazine, cyproheptadine, azatadine, methapyrilene, diphenylpyraline, phenindamine, hydroxyzine, terfenadine, cimetidine, ranitidine, cyclizine, chlorcyclizine, meclizine, buclizine, trimethobenzamide, benzquinamide.

         Vitamin:  cyanocobalamin/vitamin B-12 (Nascobal(TM)).

         Stimulant:  caffeine.

         The Company can make no assurances that any issued patent, whether domestic or foreign, will provide commercially significant patent protection. Further, patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although the Company believes its patents are valid, it cannot predict with any precision the scope or enforceability of the claims allowed thereunder. In addition, there can be no assurance that the Company's patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others or that the Company will be able to fund the cost of litigation against such parties.

         The Company depends upon the knowledge, experience and skills of its key scientific and technical personnel. To protect its rights to its proprietary information, the Company requires all employees, consultants, advisors and others to enter into confidentiality agreements which prohibit the disclosure of confidential information to third parties and require disclosure and assignment to the Company of developments, inventions and discoveries. There can be no assurance that these agreements will effectively prevent the unauthorized use or disclosure of the Company's confidential information.

MANUFACTURING

         The Company has established internal manufacturing capabilities for clinical trials and small commercial quantities of its products. All of the Company's products for clinical and commercial use must be produced under controlled conditions and under current FDA GMP. In August 1995, the Company completed moving its executive offices, laboratory and manufacturing facilities to a larger, more efficient and modern facility. The Company's laboratory and manufacturing facilities are registered to operate by both the FDA and the New York State Board of Pharmacy thereby enabling the Company to manufacture and test its own pharmaceutical products. In order to insure continued compliance with GMP requirements, the Company is required to maintain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. Manufacturing facilities and laboratories are subject to biennial inspections by the FDA.

         In connection with collaborative agreements and if contract manufacturing arrangements are established with third parties, the Company will depend upon third parties to produce and deliver products in accordance with GMP. There can be no assurance that such parties will perform their obligations in a timely fashion and any failures by such third parties could cause a delay in clinical trials, commercialization of product, or ability to supply the market. The Company intends to manufacture its Nascobal(TM) product at its current facilities.

GOVERNMENT REGULATION

         The Company's research and development activities are, and its future business will be, subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires a number of years and the expenditure of substantial resources.

         Following initial formulation, the steps required before any new pharmaceutical product may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND application, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

         Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's bioavailability or efficacy and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after filing of the IND unless the FDA issues a "clinical hold". A three phase clinical program is usually required for FDA approval of a pharmaceutical product.

         Phase I clinical trials are conducted to determine the safety and optimal dosage of the product in normal volunteers who do not have the disease or condition that the proposed drug is designed to treat. Phase I studies are conducted at approved institutions at which the absorption and excretion (pharmacokinetics) of the drug as well as any side effects are closely monitored.

         If the Phase I testing data is positive and there are no adverse reactions, a Phase II clinical trial is conducted to gain preliminary evidence as to the safety and efficacy of the product in a selected patient population. A Phase III clinical trial is conducted on a more complex patient population including patients with multiple disease states and taking one or more medications to provide sufficient data for the statistical proof of safety and efficacy. Phase II and III studies are usually multi-center trials in order to achieve greater statistical validity. A clinical trial may combine the elements of more than one phase.

         Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. This application includes details of the testing processes, preclinical studies, clinical trials, as well as chemical, analytical, manufacturing, packaging and labeling information. FDA approval of the application is required before the applicant may market the new drug product.

         Recent user-fee legislation establishes specific time frames for completion of FDA regulatory reviews. While this program provides some measure of assurance that the FDA's review is conducted in a timely fashion, there is no guarantee that the time periods will be met in all cases or that the review will provide positive results. Even after initial FDA approval has been obtained, the NDA must be supplemented with any new data subsequently obtained with respect to the drug's safety and efficacy. Further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment in clinical indications other than those for which the product was initially tested. The FDA may also require post-marketing testing and surveillance programs or Phase IV post-approval trials to monitor the drug's effects. Side effects resulting from the use of pharmaceutical products may prevent or limit the further marketing of products.

         In addition to regulations enforced by the FDA, the Company is subject to regulations under the Occupational Safety and Health Act, various state and federal environmental protection laws, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal, state and local regulations governing permissible laboratory activities, waste disposal and other matters.

         For marketing outside of the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

HEALTH CARE REIMBURSEMENT

         The Company's ability to achieve a competitive position with respect to prescription pharmaceutical product applications will depend in part upon the extent to which reimbursement for the cost of such products and related treatments will be available to health care consumers from government health administration authorities, private health care insurers and other health care payers, such as health maintenance organizations and self-insured employee plans. There can be no assurance that such reimbursement will be available at all or at levels sufficient to allow the Company and its collaborative partners to maintain profitable price levels for products incorporating the Company's technology. If adequate reimbursement levels are not provided by government and third-party payers for products incorporating the Company's technology, sales of these products would be adversely affected.

         The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in health care costs. The Company believes that Congress may continue to consider health care reform proposals which, if enacted, would significantly affect health care, pharmaceutical and drug delivery companies, among others. Potential changes could put pressure on the prices of prescription pharmaceutical products. Health care reform may adversely affect the Company's business, particularly to the extent that the Company develops products for prescription drug applications. The Company is unable to predict, however, when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business or prospects.

COMPETITION

         The Company is engaged in the pharmaceutical, drug delivery systems industry which is characterized by extensive research efforts, rapid technological progress and intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. At the present time, the Company does not know of another pharmaceutical company engaging exclusively in the development of drugs intended for nasal administration, but other pharmaceutical companies which are larger than the Company are known to be engaged in researching non-exclusively some nasally administered pharmaceuticals, and may be expected to enter this field if the nasal route ever becomes the method of choice for the administration of certain classes of drugs.

         Further, there can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than the nasal technology being developed by the Company or which would render the Company's technology and products obsolete or noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. Many of the Company's competitors have greater experience than the Company in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

         The Company believes that direct competition with its patented nasal delivery products may be difficult because of the Company's patent position. However, the Company's products must also compete with other modalities of drug delivery and administration including, but not limited to, such promising technologies and methods as controlled release, target organ or site release, pumps, polymers, microemulsion, monoclonal antibodies, inhalation, ocular, liposomal, implants, transdermal passive and transdermal electrotransport. Other products using these or other delivery alternatives may be developed that will be as or more effective than the Company's products and proposed products.

There can be no assurance that the Company will be able to compete effectively with other commercially available products or that development of other technologies or methods of drug delivery will not detrimentally affect the Company's commercial opportunities.

EMPLOYEES

         At March 31, 1997, the Company had 23 full-time employees, of whom 14 were engaged in research and development, including the Company's President and Vice President of Research and Development, both of whom hold Ph.D. degrees in pharmaceutical sciences, as well as the Company's Director of Clinical Research. The balance of the Company's employees are engaged in administration and support functions.

         None of the Company's employees are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

         The development, manufacture and marketing of the Company's products requires substantial scientific and technical capabilities in several disparate disciplines, including but not limited to biochemistry, analytical chemistry, pharmacology, therapeutics, toxicology, pharmacy and statistics. While the Company believes that the capability and experience of its technical employees compares favorably with the industry as a whole, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical and scientific employees it may need in the future on terms deemed favorable to the Company, if at all.

ITEM 2 -         PROPERTY

         The Company leases approximately 10,000 square feet at 45 Davids Drive, Hauppauge, New York for its laboratory, manufacturing facility as well as its corporate and administrative offices. The lease provides for minimum annual rent of approximately $82,000 and expires in May 2000 with the Company having an option to renew for an additional five-year term at increased annual rental rates. The Company is also responsible for all utilities, maintenance, security and property tax increases. The Company believes this facility is suitable for its operations for the initial term of the lease, however, it will require leasehold improvements in order to enable the Company to engage in full-scale manufacturing of its Nascobal(TM) product.

ITEM 3 -         LEGAL PROCEEDINGS

         The Company knows of no litigation or proceeding, pending or threatened, to which the Company is or may become a party.

ITEM 4 -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal period covered by this report.

                                    PART II

ITEM 5 -         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ National Market (prior to January 27, 1997 it traded on the NASDAQ Small Cap Market) under the symbol NSTK. The following table sets forth the range of high and low closing bid prices for the Company's common stock as reported by the NASDAQ Stock Market for the last two years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                  SALE PRICE
                            ------------------------
           YEARS               LOW         HIGH
------------------------    ----------- ------------
1996  QUARTER ENDED:
-------------------
December 31, 1996               $13.00      $23.50
September 30, 1996                9.50       15.00
June 30, 1996                     8.25       13.00
March 31, 1996                    8.25        9.87
1995  QUARTER ENDED:
-------------------
December 31, 1995                 7.38       10.00
September 30, 1995                6.88        7.88
June 30, 1995                     4.88        8.00
March 31, 1995                    4.75        6.00

         The Company believes that its common stock is held of record by approximately 17,000 persons, including several brokerage firms holding shares in street name for beneficial owners.

DIVIDEND POLICY

         Since its inception, the Company has neither paid nor declared any cash or other dividends on its shares of common stock. The Company has no current plans to pay dividends on its common stock and intends to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends on the common stock will depend upon the results of operations, capital requirements, the financial condition of the Company and other factors that the Board of Directors deems relevant.

ITEM 6 -         SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto included elsewhere herein. The statement of operations data for the six months ended December 31, 1996 and for the years in the five year period ended June 30, 1996 and the balance sheet data as of June 30, 1996, 1995, 1994, 1993 and 1992 are derived from, and are qualified by reference to, the audited financial statements of the Company.
The selected financial data as of and for the six months ended December 31, 1995 has been derived from unaudited financial statements of the Company which, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information as of and for such period. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for an entire 12-month period or for any subsequent period.


                                  SIX MONTHS ENDED
                                     DECEMBER 31                             YEAR ENDED JUNE 30
                             -------------------------- -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:     1996         1995        1996         1995        1994         1993        1992
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
                                           (UNAUDITED)
Revenues:
  License fee, royalty and
    research income   . . . .$  1,879,703  $1,521,621   $3,628,735  $ 2,683,925  $2,106,662  $  855,590  $  298,855
  Interest income   . . . . .     231,390     125,552      238,178      253,858      93,583       7,061      15,988
    Total revenues  . . . . .   2,111,093   1,647,173    3,866,913    2,937,783   2,200,245     862,651     314,843
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
Costs and expenses:
  Research and development  .   1,034,826     705,384    1,164,172      882,356     504,140     444,095     407,489
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
  Royalties   . . . . . . . .     709,862     737,773    1,676,870    1,250,789   1,041,703     310,822       3,000
  General and administrative      704,039     361,544      864,784      836,549     388,898     203,700     196,705
  Interest expense  . . . . .      15,004      22,445       42,562       47,534      40,857      82,439     116,921
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
    Total costs and expenses    2,463,731   1,827,146    3,748,388    3,017,228   1,975,598   1,041,056     724,115
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
Income (loss) before
  provision for income taxes     (352,638)   (179,973)     118,525      (79,445)    224,647    (178,405)   (409,272)
Provision for income taxes  .         ---         ---          ---          ---      17,000         ---         ---
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
Net income (loss) . . . . . .$   (352,638) $ (179,973)  $  118,525  $   (79,445)   $207,647   $(178,405) $ (409,272)
                             ============ ============= ========== ============ =========== =========== ===========
Net income (loss) per common
  share   . . . . . . . . . .$       (.08) $     (.06)  $      .03  $      (.03) $      .08  $     (.13) $     (.35)
                             ============ ============= ========== ============ =========== =========== ===========
Average shares outstanding      4,191,600   3,221,447    4,297,536    3,119,718  $2,524,432   1,395,390   1,184,388
                             ============ ============= ========== ============ =========== =========== ===========

                                     DECEMBER 31                                  JUNE 30
                             -------------------------- -----------------------------------------------------------
BALANCE SHEET DATA:               1996         1995        1996         1995        1994         1993        1992
                             ------------ ------------- ---------- ------------ ----------- ----------- -----------
                                           (UNAUDITED)
Working capital (deficit) . . $11,342,368  $4,044,655   $7,469,378   $4,444,108  $4,698,540   $(222,006)  $(199,098)
Total assets  . . . . . . . .  12,893,972   5,616,204    9,366,796    6,034,912   6,001,963     746,319     494,052
Long-term debt  . . . . . . .      26,742     181,791      135,907      348,965     452,296     565,556     600,000
Total stockholders' equity
  (deficit)   . . . . . . . .  11,813,135   4,108,209    7,568,734    4,288,182   4,309,027    (734,786)   (722,685)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those include, among others, risks associated with the Company's business strategy, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts.

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals can enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration.

         In December 1991, BMS received marketing approval from the FDA for a nasal formulation of Stadol NS, a narcotic analgesic, which was sublicensed to BMS by the Company pursuant to the BMS Agreement. In 1992, the Company began to generate revenues from the receipt of royalties in connection with the BMS Agreement. On November 5, 1996, the Company received FDA marketing clearance for Nascobal(TM), its Vitamin B-12 nasal gel. The Company's pipeline includes nine additional drugs, five of which are being developed under collaborative agreements with other pharmaceutical companies. Through at least June 30, 1997, the Company expects revenues to consist principally of revenues from BMS, milestone payments and research fees. The Company does not expect revenues from its Nascobal(TM) product until after July 1, 1997.

         In the past, the Company's product development strategy has generally been to seek strategic alliances in order to minimize the risk, time and cost typically associated with the early stages of commercializing a family of pharmaceuticals. The Company believes it is now able to leverage its product development experience and broad product pipeline to pursue internally funded development projects. The Company believes that postponing the establishment of strategic alliances until later stages of product development will allow the Company to negotiate more favorable collaborative agreements and retain product rights. Therefore, the Company intends to commit significant financial resources to research and development with the goal of achieving greater economic benefit from product sales. As a result of this increased investment in the development of the Company's product pipeline, the Company does not expect to be profitable until at least through 1998.

         On February 11, 1997, the Company changed its year end from June 30 to December 31. The financial statements reflect an audited six month transition period ended December 31, 1996 and an unaudited comparable period for the six months ended December 31, 1995.

RESULTS OF OPERATIONS

         Six Months Ended December 31, 1996 Compared to Six Months Ended December 31, 1995 (unaudited)

         Revenues.   Revenues for the six months ended December 31, 1996
increased by $464,000 to $2.1 million, or 28%, over such revenues for the six months ended December 31, 1995. This increase was due to increases in license fee, royalty and research income, which for the six months ended December 31, 1996 increased by $358,000 to $1.9 million, or 24%, over such income for the six months ended December 31, 1995. The license fee, royalty and research income increase primarily was due to an increase in research income related to recent research and development agreements with Pfizer Inc., Novartis and Sandoz. Royalty income received from the BMS Agreement for the current six-month period decreased by $45,000 to $1,457,000, or 3%, from such income for the similar period in 1995. This decrease is a result of a reduction in sales by BMS of Stadol NS in the three month period ended December 31, 1996 after significant increases in earlier periods due to special promotional activities by BMS. The decrease is expected to be temporary. Interest income for the current six-month period increased by $106,000 to $231,000, or 84%, compared to such income for the similar period in 1995 due to an increase in the amount of excess funds invested from proceeds received from the exercise of warrants.

         Research and development expense.   In the six months ended December
31, 1996, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for nine new drug products. Preclinical and clinical research and development expense for the six months ended December 31, 1996 increased by $329,000 to $1,034,000, or 47%, over such expense for the six months ended December 31, 1995. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for the six months ended
December 31, 1996 decreased by $28,000 to $710,000, or 4%, from such expense for the six months ended December 31, 1995. Such decrease was due to the decrease in royalties paid by the Company to the UKRF in connection with the BMS Agreement. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company under the BMS Agreement. Accordingly, royalties expense in connection with the BMS Agreement increases or decreases approximately in proportion to royalty income.

         General and administrative expense.   General and administrative
expense for the six months ended December 31, 1996 increased by $342,000 to $704,000, or 95% over such expense for the six months ended December 31, 1995 due to increased staffing costs and consulting expenses related to strategic planning. As a percentage of revenues, general and administrative expense increased to 33% for the current six-month period from 22% for the similar period in 1995.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         Revenues.   Revenues for fiscal 1996 increased by $929,000 to $3.9
million, or 32%, over such revenues for fiscal 1995. This increase was due to increases in license fee, royalty and research income, which for fiscal 1996 increased by $945,000 to $3.6 million, or 35%, over such income for fiscal 1995. The license fee, royalty and research income increase primarily was due to royalty income received from BMS, pursuant to the BMS Agreement. The increased revenue associated with the BMS Agreement primarily was due to increased sales of Stadol NS. Royalty income received from the BMS Agreement for fiscal 1996 increased by $883,000 to $3.4 million, or 35%, over such income for fiscal 1995. This increase was offset in part by a decrease for fiscal 1996 of $97,000 to $19,000 for royalty income received from the marketing of the licensed non-prescription Vitamin B-12 nasal gel by Nature's Bounty, Inc. ("NB"). The Company does not expect any significant future royalty payments from NB. Interest income for fiscal 1996 decreased by $16,000 to $238,000, or 6%, compared to such income for fiscal 1995 due to changed interest rates and reduction in the amount of excess funds invested.

         Research and development expense. In fiscal 1996, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for six new drug products. Preclinical and clinical research and development expense for fiscal 1996 increased by $282,000 to $1.2 million, or 32%, over such expense for fiscal 1995. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for fiscal 1996 increased by
$426,000 to $1.7 million, or 34%, over such expense for fiscal 1995. Such increase was due to the increase in royalties paid by the Company to the UKRF in connection with the BMS Agreement.

         General and administrative expense.   General and administrative
expense for fiscal 1996 increased by $28,000 to $865,000, or 3%, over such expense for fiscal 1995. As a percentage of revenues, however, general and administrative expense decreased to 22% for fiscal 1996 from 28% for fiscal 1995. This improvement was due to the leveraging of the Company's infrastructure as revenues increased significantly while general and administrative expenses increased slightly.

Year Ended June 30, 1995 Compared To Year Ended June 30, 1994

         Revenues.   Revenues for fiscal 1995 increased by $738,000 to $2.9
million, or 34%, over such revenues for fiscal 1994. This increase was due to increases in license fee, royalty and research income, which for fiscal 1995 increased by $577,000 to $2.7 million, or 27%, over such income for fiscal 1994. The license fee, royalty and research income, increase primarily was due to royalty income received from BMS pursuant to the BMS Agreement. Royalty income received from the BMS Agreement for fiscal 1995 increased by $630,000 to $2.5 million, or 33%, over such income for fiscal 1994. This increase was offset in part by a decrease for fiscal 1995 of $28,000 to $116,000, or 20%, compared to fiscal 1994 for royalty income received from the marketing of the licensed non-prescription Vitamin B-12 nasal gel by NB. Interest income for fiscal 1995 increased by $160,000 to $254,000, or 171%, over such income for fiscal 1994. Such increase was due to funds from the Company's December 1993 public offering that were invested for a full fiscal year as of June 30, 1995, compared with a partial period in the prior year.

         Research and development expense.   Preclinical and clinical research
and development expense for fiscal 1995 increased by $378,000 to $882,000, or 75%, over such expense for fiscal 1994. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for fiscal 1995 increased by
$209,000 to $1.3 million, or 20%, over such expense for fiscal 1994. Such increase was due to the increase in royalties paid by the Company to UKRF in connection with the BMS Agreement.

         General and administrative expense.   General and administrative
expense for 1995 increased by $448,000 to $837,000, or 115%, over such expense for 1994. As a percentage of revenues, general and administrative expense increased to 28% for fiscal 1995 from 18% for fiscal 1994. This increase was due to increased staffing costs, costs associated with the Company's move to larger and more modern laboratory, manufacturing and office facilities, and consulting expenses relating to strategic planning.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's liquidity included cash and cash equivalents and short-term investments of $11.5 million compared to $8.0 million at June 30, 1996. These consisted primarily of the funds received from the exercise of warrants outstanding from the Company's December 1993 public offering. Royalty income receivable at December 31, 1996, totaled approximately $.8 million, which consisted principally of royalty income received pursuant to the BMS Agreement. In February 1997, the Company completed a public offering of 1,380,000 shares of the Company's common stock. The net proceeds received by the Company approximated $17.3 million.

         As a result of the availability of funds provided by the BMS Agreement as well as the liquidity provided by the Company's recent public offering completed in February 1997, the December 1993 public offering and the exercise of the related warrants, the Company has budgeted an increase in its research and development efforts and related general and administrative support.

         At December 31, 1996, the Company had working capital of $11.3 million. Management anticipates that its current cash position, including the net proceeds of the 1997 public offering, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act which represent the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, statements regarding management's expectations with respect to FDA approval of new products, technology and product development milestones, the ability of the Company to leverage its product development and negotiate favorable collaborative agreements, the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

                         INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Balance Sheets at December 31, 1996, December 31, 1995 (unaudited), June 30, 1996 and 1995 . . . . . . . . . .  20
         Statements of Operations for the six months ended December 31, 1996 and
            December 31, 1995 (unaudited) and for the years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . .  21
         Statements of Stockholders' Equity for the six months ended December 31, 1996 and
            December 31, 1995 (unaudited) and for the years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . .  22
         Statements of Cash Flows for the six months ended December 31, 1996 and
            December 31, 1995 (unaudited) and for the years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . .  23
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                         INDEPENDENT AUDITORS' REPORTS





To the Board of Directors
   Nastech Pharmaceutical Company Inc.

We have audited the accompanying balance sheet of Nastech Pharmaceutical Company Inc. (the Company) as of December 31, 1996 and related statements of operations, stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1996 financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. as of December 31, 1996 and the results of its operations and its cash flows for the six-month period then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in 1996.




                                                           KPMG PEAT MARWICK LLP




March 24, 1997
New York, New York

To the Stockholders and
   Board of Directors
   Nastech Pharmaceutical Company Inc.

         We have audited the accompanying balance sheet of Nastech Pharmaceutical Company Inc. as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. as of June 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




                                    ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP




August 15, 1996
New York, New York

ITEM 8 -         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS

                                                               DECEMBER 31,     DECEMBER 31,       JUNE 30,         JUNE 30,
                                                                   1996             1995             1996             1995
                                                              --------------   ---------------  ---------------   --------------
     ASSETS                                                                      (UNAUDITED)
     Current assets:
        Cash and cash equivalents  . . . . . . . . . . . . .  $   4,494,441     $    420,415    $    4,031,252    $     819,985
        Short-term investments . . . . . . . . . . . . . . .      7,024,511        4,214,708         3,954,945        4,198,869
        Royalties and fees receivable  . . . . . . . . . . .        797,576          707,604         1,089,966          759,349
        Prepaid expenses and sundry  . . . . . . . . . . . .         79,935           28,132            55,370           63,670
                                                              --------------   ---------------  ---------------   --------------
              Total current assets                               12,396,463        5,370,859         9,131,533        5,841,873
                                                              --------------   ---------------  ---------------   --------------
     Property and equipment  . . . . . . . . . . . . . . . .        513,084          306,428           321,154          219,283
        Less: Accumulated depreciation and amortization  . .        128,032           75,583           100,391           45,857
                                                              --------------   ---------------  ---------------   --------------
              Property and equipment, net  . . . . . . . . .        385,052          230,845           220,763          173,426
                                                              --------------   ---------------  ---------------   --------------
     Other assets:
        Deferred offering costs  . . . . . . . . . . . . . .         97,957               ---              ---              ---
        Security deposits  . . . . . . . . . . . . . . . . .         14,500           14,500            14,500           19,613
                                                              --------------   ---------------  ---------------   --------------
              Total other assets . . . . . . . . . . . . . .        112,457           14,500            14,500           19,613
                                                              --------------   ---------------  ---------------   --------------
              Total assets                                    $  12,893,972     $  5,616,204    $    9,366,796    $   6,034,912
                                                              ==============   ===============  ===============   ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable . . . . . . . . . . . . . . . . . .  $     587,417     $    541,366    $      499,815    $     565,185
        Royalties payable  . . . . . . . . . . . . . . . . .        235,590          346,575           521,127          368,630

        Note payable . . . . . . . . . . . . . . . . . . . .          8,000            5,852            32,000           40,942
        Accrued interest payable . . . . . . . . . . . . . .            ---           18,635            33,216           42,966
        Accrued expenses and sundry liabilities  . . . . . .        207,977          229,956           359,389          218,856
        Current maturities of long-term debt . . . . . . . .         15,111          183,820           216,608          161,186
                                                              --------------   ---------------  ---------------   --------------
              Total current liabilities                           1,054,095        1,326,204         1,662,155        1,397,765
                                                              --------------   ---------------  ---------------   --------------
     Long-term debt, net of current maturities . . . . . . .         26,742          181,791           135,907          348,965
                                                              --------------   ---------------  ---------------   --------------
     Stockholders' equity:
        Common stock, $0.006 par value; authorized:
           25,000,000 shares at December 31, 1996, 6,000,000
           shares at December 31, 1995, June 30, 1996 and
           1995; issued and outstanding:  4,706,158,
           3,221,447, 3,826,433, and 3,221,447 shares at
           December 31, 1996 and 1995, June 30, 1996 and
           1995, respectively                                        28,237           19,329            22,959           19,329
        Additional paid-in capital . . . . . . . . . . . . .     18,325,317       10,575,159        13,733,556       10,575,159
        Accumulated deficit  . . . . . . . . . . . . . . . .     (6,540,419)      (6,486,279)       (6,187,781)      (6,306,306)
                                                              --------------   ---------------  ---------------   --------------
              Total stockholders' equity . . . . . . . . . .     11,813,135        4,108,209         7,568,734        4,288,182
                                                              --------------   ---------------  ---------------   --------------
              Total liabilities and stockholders' equity . .  $  12,893,972     $  5,616,204    $    9,366,796    $   6,034,912
                                                              ==============   ===============  ===============   ==============




                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS


                                                     SIX MONTHS ENDED                              YEARS ENDED
                                             ---------------------------------  --------------------------------------------------
                                               DECEMBER 31,     DECEMBER 31,        JUNE 30,         JUNE 30,         JUNE 30,
                                                   1996             1995              1996             1995             1994
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Revenues                                                    (UNAUDITED)
       License fee, royalty and research
          income  . . . . . . . . . . . .     $   1,879,703     $  1,521,621     $   3,628,735     $  2,683,925    $   2,106,662
       Interest income  . . . . . . . . .           231,390          125,552           238,178          253,858           93,583
                                             ----------------  ---------------  ----------------  --------------  ----------------
          Total revenues  . . . . . . . .         2,111,093        1,647,173         3,866,913        2,937,783        2,200,245
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Costs and expenses:
       Research and development . . . . .         1,034,826          705,384         1,164,172          882,356          504,140
       Royalties  . . . . . . . . . . . .           709,862          737,773         1,676,870        1,250,789        1,041,703
       General and administrative . . . .           704,039          361,544           864,784          836,549          388,898
       Interest expense   . . . . . . . .            15,004           22,445            42,562           47,534           40,857
                                             ----------------  ---------------  ----------------  --------------  ----------------
          Total costs and expenses  . . .         2,463,731        1,827,146         3,748,388        3,017,228        1,975,598
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Income (loss) before provision for
       income taxes . . . . . . . . . . .          (352,638)        (179,973)          118,525          (79,445)         224,647

    Provision for income taxes  . . . . .               ---              ---               ---              ---           17,000
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Net income (loss) . . . . . . . . . .     $    (352,638)    $   (179,973)    $     118,525     $    (79,445)   $     207,647
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Net income (loss) per common share  .     $        (.08)    $       (.06)    $         .03     $      (.03)    $         .08
                                             ----------------  ---------------  ----------------  --------------  ----------------
    Average shares outstanding  . . . . .         4,191,600        3,221,447         4,297,536        3,119,718        2,524,432
                                             ================  ===============  ================  ==============  ================




                See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Six Months Ended December 1996 and  1995 (unaudited)
                and the Years Ended June 30, 1996, 1995 and 1994

                                                    COMMON STOCK            ADDITIONAL                            TOTAL
                                             -------------------------       PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                                SHARES        AMOUNT          CAPITAL          DEFICIT            EQUITY
                                             ------------   ----------    -------------    --------------   ----------------
BALANCE, JUNE 30, 1993  . . . . . . . . .      1,428,723       $8,572       $5,691,150       $(6,434,508)       $(734,786)

Shares issued in connection with private
   placement at $1.20 per share . . . . .        200,000        1,200          203,814               ---          205,014
Additional shares issued in connection
   with public offering at $3.75 per
   share  . . . . . . . . . . . . . . . .      1,485,000        8,910        4,627,242               ---        4,636,152
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .         (2,038)         (12)          (4,988)              ---           (5,000)
Net income  . . . . . . . . . . . . . . .            ---          ---              ---           207,647          207,647
                                             ------------   ----------    -------------    --------------   --------------
BALANCE, JUNE 30 1994 . . . . . . . . . .      3,111,685       18,670       10,517,218        (6,226,861)       4,309,027
Shares issued in connection with
   exercise of stock options  . . . . . .        109,999          660           57,940               ---           58,600
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .           (237)          (1)               1               ---              ---
Net loss  . . . . . . . . . . . . . . . .            ---          ---              ---           (79,445)         (79,445)
                                             ------------   ----------    -------------    --------------   --------------
BALANCE, JUNE 30, 1995  . . . . . . . . .      3,221,447       19,329       10,575,159        (6,306,306)       4,288,182
Net loss six months ended December 31,
   1995 (unaudited) . . . . . . . . . . .            ---          ---              ---          (179,973)        (179,973)
                                             ------------   ----------    -------------    --------------   --------------
BALANCE, DECEMBER 31, 1995 (UNAUDITED)  .      3,221,447       19,329       10,575,159        (6,486,279)       4,108,209

Shares issued in connection with
   exercise of warrants . . . . . . . . .        605,173        3,631        3,158,396               ---        3,162,027
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .           (187)          (1)               1               ---              ---
Net income six months ended June 30,
   1996 (unaudited) . . . . . . . . . . .            ---          ---              ---           298,498          298,498
                                             ------------   ----------    -------------    --------------   --------------
BALANCE, JUNE 30, 1996  . . . . . . . . .      3,826,433       22,959       13,733,556        (6,187,781)       7,568,734
Shares issued in connection with
   exercise of warrants . . . . . . . . .        879,817        5,279        4,591,760               ---        4,597,039
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .            (92)          (1)               1               ---              ---
Net loss six months ended December 31,
   1996 . . . . . . . . . . . . . . . . .            ---          ---              ---          (352,638)        (352,638)
                                             ------------   ----------    -------------    --------------   --------------
BALANCE, DECEMBER 31, 1996  . . . . . . .      4,706,158      $28,237      $18,325,317       $(6,540,419)     $11,813,135
                                             ============   ==========    =============    ==============   ==============




                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED                             YEARS ENDED
                                             -------------------------------     -----------------------------------------------
                                              DECEMBER 31,    DECEMBER 31,        JUNE 30,         JUNE 30,         JUNE 30,
                                                  1996            1995              1996             1995             1994
                                             --------------  ---------------     ------------    --------------  ---------------
     OPERATING ACTIVITIES:                                     (UNAUDITED)
         Net income (loss) . . . . . . . .    $   (352,638)   $    (179,973)      $   118,525     $    (79,445)   $     207,647
         Adjustments to reconcile net
              income (loss) to net cash
              provided by (used in)
              operating activities:
              Depreciation and amortization         35,776           29,726            54,534           27,395           22,040
           Amortization of deferred charges            ---              ---               ---              ---           10,000
           Abandonment and disposition of
              property and equipment   . .           1,713              ---               ---            3,376              ---
        Changes in assets and liabilities:
           Royalties and fees receivable .         292,390           51,745          (330,617)          (5,242)        (371,986)
           Prepaid expenses and sundry . .         (24,565)          35,538             8,300          (49,460)          (9,272)
           Accounts payable  . . . . . . .          87,602          (23,819)          (65,370)          62,208           50,797
           Royalties payable . . . . . . .        (285,537)         (22,055)          152,497           20,540          178,090
           Note payable  . . . . . . . . .         (24,000)             ---            (8,942)          40,942              ---

           Accrued interest payable  . . .         (33,216)         (24,331)           (9,750)          13,798            8,168
           Accrued expenses and sundry
              liabilities  . . . . . . . .        (151,412)          11,100           140,533          (28,817)          21,692
                                             --------------  ---------------     -------------   --------------  ---------------
     Net cash provided by (used in)
        operating activities . . . . . . .        (453,887)        (122,069)           59,710            5,295          117,176
                                             --------------  ---------------     -------------   --------------  ---------------
     INVESTING ACTIVITIES:
        Property, plant and equipment  . .        (204,959)         (87,145)          (90,796)         (85,327)         (42,047)
        Short-term investments --
           acquisitions  . . . . . . . . .      (8,981,293)      (4,150,442)      (10,290,174)     (11,172,459)      (8,804,029)

        Short-term investments --
           redemptions . . . . . . . . . .       5,911,727        4,134,603        10,534,098        8,929,524        6,848,095
        Other assets . . . . . . . . . . .         (97,957)           5,113             5,113          (14,000)             ---
                                             --------------  ---------------     -------------   --------------  ---------------
     Net cash provided by (used in)
        investing activities . . . . . . .      (3,372,482)         (97,871)          158,241       (2,342,262)      (1,997,981)
                                             --------------  ---------------     -------------   --------------  ---------------
     FINANCING ACTIVITIES:
        Repayment of debt  . . . . . . . .        (307,481)        (179,630)         (168,711)        (116,577)         (46,916)
        Exercise of stock options  . . . .             ---              ---              ---            58,600              ---
        Exercise of warrants . . . . . . .       4,597,039              ---         3,162,027              ---              ---
        Redemption of fractional shares  .             ---              ---              ---               ---           (5,000)
        Proceeds from sale of common stock             ---              ---              ---               ---        4,841,166
                                             --------------  ---------------     -------------   --------------  ---------------
     Net cash provided by (used in)
        financing activities . . . . . . .       4,289,558         (179,630)        2,993,316          (57,977)       4,789,250
                                             --------------  ---------------     -------------   --------------  ---------------
     Net increase (decrease) in cash and
        cash equivalents . . . . . . . . .         463,189         (399,570)        3,211,267       (2,394,944)       2,908,445
     Cash and cash equivalents--beginning        4,031,252          819,985           819,985        3,214,929          306,484
                                             --------------  ---------------     -------------   --------------  ---------------
     Cash and cash equivalents--ending . .    $  4,494,441    $     420,415       $ 4,031,252     $    819,985    $   3,214,929
                                             --------------  ---------------     -------------   --------------  ---------------
     SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid . . . . . . . . . . . .    $     48,220    $      46,796       $    46,796     $     33,736    $      32,689
                                             ==============  ===============     =============   ==============  ===============
     Capital expenditures and proceeds from
        loans have been reduced by
        additions financed of  . . . . . .             ---              ---            11,075           61,700              ---

                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION

         Business

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals.

         Basis of Presentation

         On February 11, 1997 the Company changed its year end from June 30 to December 31. The statements of operations, changes in stockholders' equity, and cash flows reflect the six month transition period ended December 31, 1996 and the historical results for the fiscal years ended June 30, 1996, 1995 and 1994.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments of highly liquid United States Treasury Bills and other highly-rated investment grade commercial paper with maturities of three months or less when purchased.

         Short-Term Investments

         Short-term investments consist of highly liquid United States Treasury Bills and other highly-rated investment grade commercial paper having original maturities greater than three months and up to one year. There were no material unrealized holding gains or losses.

         Patents

         The cost of acquired patents is capitalized and amortized over the remaining life of the patents at acquisition or their useful life, whichever is shorter. Legal costs and fees related to patent applications developed by the Company are charged to expense as incurred.

         Property and Equipment

         Property and equipment are carried at cost and depreciated using accelerated methods over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain
or loss is recognized in the period.   Expenditures for maintenance and repairs
are charged to expense as incurred.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED
          MATTERS--(CONTINUED)

         License Fee, Royalty and Research Income

         The Company has entered into various collaborative arrangements with major pharmaceutical companies and recognizes income from royalties based upon
the sale of licensed products as reported by licensees.   Income from license
fees and research income are recognized as earned pursuant to the terms of the related agreements. A substantial portion of the Company's revenues is derived from a royalty agreement with Bristol-Myers Squibb Company.

         Net Income (Loss) per Common Share

         Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to
purchase additional shares at market value.   For the six months ended December
31, 1996 and 1995 and for the year ended June 30, 1995 the effect of stock options, warrants and convertible debt is not included because it would be anti-dilutive.

         Income Taxes

         The Company accounts for income taxes under the provisions of Statement 109, Accounting for Income Taxes issued by the Financial Accounting
Standards Board.   Under such statement, the tax benefits of tax operating loss carryforwards are recorded to the extent available less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will
not be realized.   At December 31, 1996, approximately $1,400,000 of available tax benefits of the loss carryforwards are offset by a corresponding amount of valuation allowance.

         Reverse Stock Split and Increase in Authorized Shares

         On November 8, 1993, stockholders approved a one-for-three reverse split of the common stock of the Company and an increase in the newly
authorized shares to 6,000,000.   On December 9, 1996 the authorized shares
were increased to 25,000,000.    Numbers of shares and per share data disclosed
herein have been retroactively adjusted to reflect the stock split for all periods presented.

         Accounting Changes

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no impact on the Company's results of operations or financial position.

         The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (see Note 10).

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,                        JUNE 30,
                                                            --------------------------        -------------------------
                                                              1996             1995             1996             1995
                                                            --------       -----------        ---------        --------
                                                                          (UNAUDITED)
             Furniture and fixtures  . . . . . . . . .     $  64,122        $  71,034        $  71,424        $  64,066
             Machinery and equipment . . . . . . . . .       296,776          114,515          118,509           74,916
             Computer equipment  . . . . . . . . . . .        45,753           25,085           29,828           20,777
             Leasehold improvements  . . . . . . . . .       106,433           95,794          101,393           59,524
                                                           ----------       ----------       ----------       ----------
                                                             513,084          306,428          321,154          219,283
             Less accumulated depreciation and
                amortization . . . . . . . . . . . . .       128,032           75,583          100,391           45,857
                                                           ----------       ----------       ----------       ----------
             Net property and equipment  . . . . . . .     $ 385,052        $ 230,845        $ 220,763        $ 173,426
                                                           ==========       ==========       ==========       ==========



     Property and equipment having a net book value of $47,529 at December 31, 1996 has been pledged to secure related liabilities.

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists of:

                                                                 DECEMBER 31,                        JUNE 30,
                                                            -------------------------        --------------------------
                                                             1996              1995             1996             1995
                                                          ----------         --------         --------         --------
                                                                          (UNAUDITED)
             Loan payable -- Basil Properties  . . . .    $      ---       $  299,978       $  299,978       $  446,867
             Other:  equipment loans . . . . . . . . .        41,853           65,633           52,537           63,284
                                                          ----------       ----------       ----------       ----------
                                                              41,853          365,611          352,515          510,151
             Less: amount payable within one year  . .        15,111          183,820          216,608          161,186
                                                          ----------       ----------       ----------       ----------
                Total  . . . . . . . . . . . . . . . .    $   26,742       $  181,791       $  135,907       $  348,965
                                                          ==========       ==========       ==========       ==========


     On May 3, 1989, Basil Properties ("Basil") made a loan to the Company of
$600,000.   The loan was secured by the Company's right to receive royalties, with respect to any products related to the nasal administration of vitamin B-12 gel. Additionally, Basil was given the option to convert any outstanding portion of the principal balance of the $600,000 loan to the Company's common stock. Effective January 1, 1993, interest accrues on the unpaid principal balance at a rate of prime plus 1% and was payable each September 30. For the six months ended December 31, 1996 and 1995 and for the years ended June 30, 1996, 1995 and 1994 the prime interest rate was 8.25% and ranged from 9% to 8.5%, 8.25% to 9%, 7.25% to 9% and 6% to 7.25%, respectively. The year-end prime rates at December 31, 1996 and 1995 and June 30, 1996 and 1995 were 8.25%, 8.5%, 8.25 and 9% respectively. As of December 31, 1996, Basil is a shareholder of the Company and has representation on the Board of Directors. The loan was fully repaid during the six month period ended December 31, 1996. Interest on this debt for the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996, 1995 and 1994 amounted to $6,994, $18,348,
$33,216, $42,946 and $40,312, respectively. Maturities of long-term debt are $15,111, $12,342, $12,342 and $2,058 for the years ending December 31, 1997,
1998, 1999 and 2000, respectively.

NOTE 5 -- STOCKHOLDERS' EQUITY

     The Company completed a public offering of 742,500 units of common stock and warrants in fiscal 1994. The units in the aggregate consisted of 1,485,000 shares of common stock and 1,485,000 common stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 at any time through December

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 5 -- STOCKHOLDERS' EQUITY--(CONTINUED)

7, 1996.   At December 31, 1996 and June 30, 1996, 1,484,990 and 605,173
warrants have been exercised with net proceeds to the Company of $4,597,039 and
$3,162,027 during each period, respectively.   At December 7, 1996, any
unexercised warrants expired.

     The Company sold to the representative of the underwriter for the offering at a price of $67.50, warrants to purchase one unit for every ten units sold in the offering up to an aggregate of 67,500 units at an exercise price per warrant of $8.25 per Unit (110% of the initial public offering price per unit), exercisable for a period of four years commencing December 7, 1994.

     The Company had a private placement of 200,000 shares of common stock on
September 14, 1993 resulting in net proceeds to the Company of $205,000.   The
proceeds were used to provide funding for the costs incurred related to the fiscal 1994 public offering.

     The Company is authorized to issue up to 100,000 shares of preferred stock the designations, powers, preferences and rights of which may be determined, from time to time, by the Company's Board of Directors.

NOTE 6 -- STOCK OPTION PLAN

     Under the Company's Stock Option Plan (the "Plan") options to purchase a maximum of 700,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) may be granted to employees, officers and directors of the Company
and other persons who provide services to the Company.   The options to be
granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the person to be granted options, the number of shares subject to the
options and the terms of the option agreements.   Only employees, including
officers and part-time employees of the Company may be granted incentive stock options. The options are intended to receive incentive stock option tax treatment pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

     The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee
during any calendar year shall not exceed $100,000.   The Plan is in lieu of
all prior option and incentive plans and is administered by the Company's Board
of Directors.   Options outstanding at December 31, 1996 are at prices ranging from $.51 to $22.75 per share, the fair market value on the date of grant, and
expire at various dates to November 26, 2001.   During the year ended June 30,
1995, options to acquire 50,000 shares of stock at $.56 and 59,999 shares at
$.51 were exercised.   No options were exercised during the six months ended
December 31, 1996 and 1995 and during the years ended June 30, 1996 and 1994.

     Data relating to this plan is as follows:

                                        SIX MONTHS ENDED
                                          DECEMBER 31,                     YEARS ENDED JUNE 30,
                                    ------------------------      -------------------------------------
                                     1996          1995            1996          1995          1994
                                   ----------    -----------      --------     ---------     -----------
                                                (UNAUDITED)
Outstanding at beginning of          244,249       214,749         214,749       174,998        124,998
   period . . . . . . . . . . .
Granted . . . . . . . . . . . .      225,800           ---          34,500       149,750         50,000
Exercised . . . . . . . . . . .          ---           ---             ---      (109,999)           ---
Terminated  . . . . . . . . . .      (10,750)          ---          (5,000)          ---            ---
                                   ----------    ----------       ---------    ----------    -----------
Outstanding at end of period  .      459,299       214,749         244,249       214,749        174,998
                                   ==========    ==========       =========    ==========    ===========

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 7 -- INCOME TAXES

     Internal Revenue Service regulations require that limitations be placed on the Company's use of its net operating loss carryforward as a result of the change in ownership created by the fiscal 1994 public offering of the Company's
common stock.   At December 31, 1996, the estimated maximum amount of the net operating loss carryforward available to reduce future taxable income is approximately $4,110,000, expiring from 2000 through 2011. The net operating loss carryforward may be used to reduce taxable income by approximately $300,000 per year for losses expiring through 2008.

    Amount                                                   Year of Expiration
    ------                                                   ------------------
    $  490,000 ............................................         2000
     1,110,000 ............................................         2001
       320,000 ............................................         2002
       320,000 ............................................         2003
       320,000 ............................................         2004
       320,000 ............................................         2005
       320,000 ............................................         2006
       320,000 ............................................         2007
       170,000 ............................................         2008
        70,000 ............................................         2010
       350,000 ............................................         2011

     Federal income taxes normally provided for income have been offset by the effects of the reduction of the valuation allowance at June 30, 1996 and June 30, 1994. The income tax provision for the year ended June 30, 1994 represents the New York State minimum tax on income. This provision does not recur in years subsequent to 1994 because New York State revised its regulations and now allows a deduction for substantially all of the net operating loss carryforward to offset the minimum tax on income.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

(a)  Employment Agreement:

     The Company and Dr. Vincent D. Romeo, its president, have an employment agreement expiring August 1, 1997. Pursuant to this agreement, Dr. Romeo receives compensation of $160,000 per year. Upon completion of Phase II studies for two of the Company's proposed products such compensation will be increased to $175,000 per year. Dr. Romeo is also entitled to a $20,000 bonus each time an NDA for one of the Company's proposed products is accepted for filing by the FDA.

(b) Minimum Royalty Payments:

    In connection with the license agreement with UKRF, the Company agreed to make royalty payments to UKRF with respect to sales of products covered under the patents licensed to the Company by UKRF. A minimum royalty payment of $100,000 begins twelve months after FDA marketing approval is received by the Company for any product covered under the agreement.

(c) Leases:

     The Company leases office and laboratory space under a lease agreement expiring on May 31, 2000, with a 5 year renewal option. The following is a schedule of future minimum lease payments:

1997....................................................    $ 81,583
1998....................................................      82,583
1999....................................................      83,583
2000....................................................      35,000
                                                            --------
     Total.............................................    $ 282,749
                                                           =========

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

      Rental expense for real property aggregated approximately $34,000, $42,768, $83,000, $78,000 and $43,000 for the six months ended December 31,
1996 and 1995 and for the years ended June 30, 1996, 1995 and 1994, respectively.

(d) Consulting Agreement:

      The Company has entered into an arrangement with a consultant (which has representation on the board of directors) whereby the consultant is paid a nominal percentage fee related to revenues generated from research contracts it was instrumental in arranging for the Company.

NOTE 9 -- CONTRACTUAL AGREEMENTS

      On January 1, 1986, the Company sublicensed to BMS (the "BMS Agreement") its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product pursuant to the BMS Agreement, which resulted in royalty income of approximately $1,456,703, $1,502,000, $3,410,000, $2,530,000 and $1,901,000 for
the six months ended December 31, 1996 and 1995 and for the years ended June
30, 1996, 1995 and 1994, respectively.   The Company must pay a percentage of
these royalties to UKRF under the Company's separate license agreement with
UKRF.   The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is coextensive with the Company's licensed
patent rights to nasal Butorphanol Tartrate.   The nasal Butorphanol Tartrate
patent expires in the year 2001 in the United States, subject to any right of extension or renewal.

      On June 26, 1987, the Company entered into a license agreement wherein RiboGene, as successor in interest to Rugby Laboratories Co., Inc. and Darby Pharmaceuticals, Inc., is the Company's sole and exclusive worldwide licensee for the manufacture, distribution and marketing of the nasal dosage form of Propranolol HCl for the life of the Company's U.S. patent covering the nasal route of administration for that drug (the "Propranolol Agreement"). If and when nasal Propranolol HCl is approved for marketing and commercialized, the Company will receive royalties based upon net sales of the product. The Company must pay a percentage of these royalties to UKRF under the Company's
separate license agreement with UKRF.   In addition, RiboGene is obligated to
pay all patent maintenance fees with respect to Propranolol HCl and pay certain
other fees thereunder.   RiboGene can terminate the Propranolol Agreement at
any time. The Company receives an annual licensing fee of $32,000 payable quarterly. During each of the six month periods ended December 31, 1996 and 1995 and each of the years ended June 30, 1996, 1995 and 1994, the Company received $16,000 and $32,000, respectively, as license fee income on this contract.

      In March 1990, the Company entered into an agreement whereby RiboGene, as successor in interest to Rugby Laboratories Co., Inc. and Darby Pharmaceuticals, Inc., purchased the Company's Metoclopramide HCl patent and certain proprietary research information related thereto (the "Metoclopramide Agreement"). The Metoclopramide Agreement provides for certain royalties and other fees to the Company if and when nasal Metoclopramide HCl is approved for marketing and commercialized.

      In December 1994, the Company and RiboGene amended the Propranolol Agreement and the Metoclopramide Agreement whereby the Company waived its option to repurchase the exclusive rights to nasal Propranolol HCl and Metoclopramide HCl in consideration of a three-year right of first refusal to
perform dosage-form development work for both projects.   The amended
Metoclopramide Agreement also provided for an increased royalty rate and certain minimum royalties commencing in 1998.

      During November 1985, the Company entered into an exclusive agreement with
Nature's Bounty, Inc.   ("NB"), which provided that NB manufacture, market and
sell a nonprescription, nasally administered vitamin B-12 dietary supplement. The financial arrangements include the Company receiving a percentage of net
sales of the product.   For the years ended June 30, 1996, 1995 and 1994, the
Company earned royalties of, $19,000, $116,000 and $144,000,

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 9 -- CONTRACTUAL AGREEMENTS--(CONTINUED)

respectively, under the agreement. However, in March 1995, the FDA was successful in litigation brought against NB requiring that NB obtain FDA approval in order to market this product. The Company does not expect any future royalties from NB.

       In March 1996, the Company executed a memorandum of understanding with Sandoz Pharmaceuticals Corporation ("Sandoz") to conduct a nasal drug delivery feasibility study with respect to a nasal formulation of an antihistamine currently marketed by Sandoz utilizing an oral dosage form. The agreement provides for the Company to determine the feasibility of nasally delivering this compound. During the six months ended December 31, 1996, the Company recorded $100,000 of income from this agreement. During November 1996, this agreement was terminated by Sandoz.

       In August 1996, the Company entered into an agreement with Ciba Self-Medication, Inc. ("Ciba"), a division of Novartis, to develop a nicotine nasal dosage form to assist with smoking cessation. Ciba markets the Habitrol
(TM) transdermal patch. Under the terms of such agreement, the Company is to perform formulation and related preclinical research and development up to and including the filing of an IND. Upon the successful achievement of certain specified milestones, the Company and Ciba have agreed to negotiate definitive development, manufacturing and marketing agreements. During the six months ended December 31, 1996 and the year ended June 30, 1996, the Company recorded $207,000 and $50,000, respectively, of research revenue related to this agreement.

       On June 30, 1994, the Company exclusively sublicensed to The DuPont Merck Pharmaceutical Company ("DuPont Merck") its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Nalbuphine HCl, in exchange for which DuPont Merck agreed to pay the Company a royalty based on the net sales of such product (the "DuPont Merck Agreement"). The Company must pay a percentage of these royalties to UKRF under the Company's separate licensing agreement with UKRF. Nalbuphine HCl is a synthetic narcotic analgesic agent indicated for the relief of moderate to severe pain. The DuPont Merck Agreement is limited to the countries of Canada and Mexico and is coextensive with the Company's licensed patent rights to nasal Nalbuphine HCl in those countries. The nasal Nalbuphine HCl patent expires in the year 2001 in Canada, subject to any right of extension or renewal. The Mexican patent for nasal Nalbuphine HCl is currently pending. The DuPont Merck Agreement may be terminated by DuPont Merck at any time upon 60 days written notice to the Company.

       On December 30, 1996, the Company entered into an Evaluation and Option Agreement with Pfizer to conduct a drug delivery feasibility study with respect to Doxylamine Succinate (the "Doxylamine Agreement"). In its traditional oral dosage form, Doxylamine Succinate is currently marketed by Pfizer as Unisom(R). Pursuant to the Doxylamine Agreement, the Company is to design, undertake and complete a clinical research program for the nasally delivered product. The Company will receive certain development milestone payments and has granted Pfizer an option for an exclusive license for the manufacture and marketing of the product for a specified evaluation period. In the event an NDA is filed and Pfizer exercises such option, the parties have agreed to the form of a definitive licensing agreement. During the six months ended December 31, 1996, the Company recorded $100,000 of research revenue under this agreement based on the attainment of specified milestones.

NOTE 10 -- STOCK-BASED COMPENSATION

       The per share weighted average fair value of stock options granted during the six months ended December 31, 1996 and the year ended June 30, 1996 was $7.86 and $5.01, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                         DECEMBER 31, 1996        JUNE 30, 1996
                         -----------------        -------------
 Expected dividend yield        - 0 -%                 - 0 -%
 Risk free interest rate          6%                     6%
 Expected stock volatility       54%                     49%
 Expected option life          5 years                 5 years

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10 -- STOCK-BASED COMPENSATION--(CONTINUED)

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                  SIX MONTHS ENDED       YEAR ENDED
                                 DECEMBER 31, 1996     JUNE 30, 1996
                                 -------------------  ----------------
Net income (loss):
   As reported  . . . . . . . .  $        (352,638)  $         118,525
   Pro forma  . . . . . . . . .  $      (1,263,106)  $          69,421

Net earnings (loss) per share:
   As reported  . . . . . . . .  $            (.08)  $             .03
   Pro forma  . . . . . . . . .  $            (.30)  $             .02

       Proforma net income reflects only options granted during the six months ended December 31, 1996 and year ended June 30, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to July 1, 1995 was not considered.

NOTE 11 -- SUBSEQUENT EVENT

      In February 1997, the Company completed an additional public offering of 1,380,000 shares of the Company's common stock. The net proceeds received by the Company approximated $17.3 million.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 2, 1997, the appointment of Robbins, Greene, Horowitz, Lester & Co., LLP as independent auditors for the Company was terminated by the Company and KPMG Peat Marwick LLP was engaged as independent auditors. The decision to change independent auditors was approved by the Audit Committee and Board of Directors of the Company. During the fiscal years ended June 30, 1994, 1995 and 1996, and the subsequent interim period through January 2, 1997, there were no disagreements between the Company and Robbins, Greene, Horowitz, Lester & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to the satisfaction of Robbins, Greene, Horowitz, Lester & Co., LLP would have caused them to make reference to the subject matter of the disagreement in connection with their report.

         The audit reports of Robbins, Greene, Horowitz, Lester & Co., LLP on the Registrant's financial statements as of and for the years ended June 30, 1994, 1995 and 1996, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10 -        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and senior employees of the Company are as follows:

 NAME                   AGE   POSITION
 ----                   ---   --------
 Devin N. Wenig         30    Chairman
 Dr. Vincent D. Romeo   40    President and Chief Executive Officer
 Dr. Charan R. Behl     45    Vice President of Research and Development

 Robert H. Rosen        40    Executive Vice President, Marketing & Business Development
 Andrew P. Zinzi        50    Chief Financial Officer
 John Marinaro          48    Director of Clinical Research
 Dr. John Wei Xia       40    Senior Research Scientist
 Joel Girsky            57    Director, Secretary, Treasurer

 Grant W. Denison, Jr   47    Director
 Dr. Ian R. Ferrier     53    Director
 Alvin Katz             67    Director
 John V. Pollock        58    Director

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

         Set forth below is a biographical description of each director, executive officer and senior employee of the Company based on information supplied by each of them.

         Devin N. Wenig. Mr. Wenig was appointed Chairman of the Company's Board of Directors in June 1991. From March 1991 to March 1994, Mr. Wenig was a mergers and acquisitions attorney with the New York law firm of Cravath, Swaine and Moore. From March 1994 to the present, Mr. Wenig has served as corporate counsel to Reuters America Holdings Inc., and serves as a director of several subsidiaries of Reuters. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

         Dr. Vincent D. Romeo. Dr. Romeo has been employed by the Company since 1985 as Director of Research and was appointed President and Chief Executive Officer of the Company in August 1991. Dr. Romeo is a registered pharmacist in the State of New York and received a Ph.D. degree from St. John's University College of Pharmacy and Allied Health Professions in Pharmaceutical Sciences in 1984, with a specialty in pharmacology. He continues at St. John's as an Adjunct Professor of Pharmacology, Graduate Division, College of Pharmacy and Allied Health Professions. He has authored and co-authored several published articles in the field of drug delivery. Dr. Romeo has also presented his work at various meetings and conferences sponsored by the American Association of Pharmaceutical Scientists ("AAPS") and the American College of Clinical Pharmacology. Dr. Romeo is an active member of the AAPS, the American College of Clinical Pharmacology, the Rho Chi Pharmaceutical Society, and the New York Academy of

Sciences. He is currently co-chairing the Nasal Drug Delivery Focus Group of the AAPS. Dr. Romeo has also been appointed as an Adjunct Assistant Professor of Pharmaceutics at The University of Rhode Island, College of Pharmacy.

         Dr. Charan R. Behl. Dr. Behl has been employed by the Company since January 1995 as Vice President of Research and Development. Dr. Behl previously held senior research positions in the Pharmaceutical Research and Development Department of Hoffmann La-Roche, Inc, for approximately 14 years. During his tenure at Roche and as a research faculty member at the University of Michigan, he has done extensive research and product development on various drug delivery systems. Dr. Behl has worked on the optimization of drug delivery via different routes including nasal, enteral, transdermal (local and systemic), rectal, vaginal and trans-nail. Dr. Behl has authored or coauthored over 100 articles and major meeting abstracts including many book chapters. Working closely with his colleagues at the FDA, academia, National Institute of Health and other companies, Dr. Behl has been instrumental in organizing international workshops, conferences and meetings to address crucial issues pertaining to drug delivery. Currently he is co-chairing the Nasal Drug Delivery Focus Group of the AAPS. Dr. Behl is an active member of the American Pharmaceutical Association, AAPS and Controlled Release Society, and is a Fellow of the AAPS.

         Robert H. Rosen. Mr. Rosen has been employed by the Company since February 1997 as Executive Vice President of Marketing and Business Development. In 1996, Mr. Rosen served as President of Thericom Inc., a commercialization outsource company providing services from clinical development to reimbursement and distribution for biotechnology and international pharmaceutical companies seeking to establish a presence in the U.S. Prior to joining Thericom, Mr. Rosen held increasingly higher positions at Genetech Inc. for 10 years, his most recent being Associate Director of Marketing, where he was responsible for managing three therapeutic areas contributing $300 million in annual sales. During his tenure, he managed the worldwide introduction of Pulmozyme for Cystic Fibrosis and the collaboration with partner Roche Pharmaceutical. Prior to joining Genetech, Mr. Rosen was marketing manager at KabiVitrum Inc. where he was responsible for establishing a U.S. presence for several hematological products.

         Andrew P. Zinzi. Mr. Zinzi has been employed by the Company since November 1996 as the Company's Chief Financial Officer. From February 1992 to November 1996, Mr. Zinzi was employed by IVAX Corporation ("IVAX"), a pharmaceutical company, most recently as Vice President-Finance and Treasurer. From March 1985 to February 1992, Mr. Zinzi held various management positions in finance and operations with Goldline Laboratories and Bioline Laboratories, distributors of generic pharmaceutical products, which were subsequently acquired by IVAX in December 1991. Mr. Zinzi is a CPA, member of the AICPA and earned a Master of Business Administration degree from New York University.

         John Marinaro.   Mr. Marinaro, who joined the Company as Director of
Clinical Research in June 1996, has extensive experience in the clinical development of drugs for the treatment of cancer, AIDS, nausea/vomiting, anxiety and Alzheimer's disease. From 1995 until joining the Company, he was a self-employed consultant. From 1993 to 1995, Mr. Marinaro, directed the ovarian cancer clinical program of Anthra Pharmaceuticals. From 1973 to 1993, Mr. Marinaro was employed in several capacities by BMS, including Project Leader for Paraplatin(R) and Taxol(R), the two definitive drugs for the treatment of ovarian cancer. In that position, he coordinated the international clinical program that led to FDA approval of these drugs. Mr. Marinaro is a graduate of Drew University and holds a Master of Science degree in biology from Seton Hall University.

         Dr. John Wei Xia. Dr. Xia has been employed by the Company since April 1996 as a Senior Research Scientist. Dr. Xia received his Ph.D. degree from The University of Illinois at Chicago, College of Pharmacy in Pharmaceutical Sciences in 1996. Dr. Xia also has a M.S. degree in Immunology and a Bachelor Degree in Medicine which he received from The University of Chinese Medicine of Shanghai in 1987 and 1984, respectively. Dr. Xia had worked as a Physician and as a Research Associate in The Department of Immunology, Research Institute of Chinese Medicine of Shanghai before his Ph.D. study. Dr. Xia is an active member of the AAPS and Control Release Society.

         Joel Girsky. Mr. Girsky has been a Director of the Company since October 1983, and the Company's Secretary and Treasurer since April 1986. From 1961 to the present, Mr. Girsky has been President and Chairman of the Board of Jaco Electronics, Inc., Hauppauge, New York, a publicly held company engaged in the distribution of electronic components. Mr. Girsky received a degree in Marketing from Brooklyn College in 1957.

         Grant W. Denison, Jr. Mr. Denison, who was appointed to the Company's Board of Directors in September 1996, was President, Worldwide Consumer Products of G.D. Searle & Co. ("Searle") and served in such capacity from 1993 to 1995. Mr. Denison has also served as Corporate Vice President, Strategic Planning for Searle's parent company Monsanto Company from 1989 to 1993. In addition, Mr. Denison also served as President of Searle's U.S. Pharmaceutical Operations from 1987 to 1989. Prior to joining Searle, Mr. Denison was Vice President of International

Operations for Squibb Medical Systems and also held a number of senior management positions at Pfizer, Inc. Mr. Denison is a member of the board of directors of Genetronics Inc., a subsidiary of Genetronics Biomedical Ltd. He has served as national chairman of the President's Council for the American Lung Association. Mr. Denison holds a Master of Business Administration degree from Harvard Business School and received a Bachelor's Degree from Colgate University.

         Dr. Ian R. Ferrier. Dr. Ferrier, who was appointed to the Company's Board of Directors in January 1995, is the founder, President and Chief Executive Officer of Bogart Delafield Ferrier Inc., and has served in such capacity since its inception in 1982. Trained in medicine and pharmacology, Dr. Ferrier has managed and directed pharmaceutical programs and guided the growth of several multinational companies. He has served on the Board of Directors of a number of health care and biotechnical firms, as well as serving as consultant to many of the world's major pharmaceutical companies. From 1982 to 1987, Dr. Ferrier served as President of McCann Healthcare Inc. From 1982 to 1983, Dr. Ferrier served as Chairman of The Covington Group of Companies, in 1982 as Executive Vice President of TechAmerica Group and from 1979 to 1982, as Vice President of Kalipharma Inc. From 1975 to 1979, Dr. Ferrier served as Chief Executive Officer of the Monadnock Medical Center. Dr. Ferrier received a BSc in Pharmacology from the University of Edinburgh, Edinburgh Scotland; served his residency training in nephrology/clinical pharmacology at Southmead General Hospital, University of Bristol Associated Hospitals, Bristol, England; and his post-graduate internship at the Western General Hospital of the University of Edinburgh Associated Hospitals, Edinburgh, Scotland.

         Alvin Katz. Mr. Katz was appointed to the Board of Directors of the Company in September 1993. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the computer chip manufacturing business; BCT International, Inc., a franchisor of thermo graphic printing plants; Micron Instruments Inc., a manufacturer of infrared temperature measuring instruments; Ozo Diversified Inc., a manufacturer of depaneling equipment for the computer chip manufacturing industry; and Blimpie International, Inc., which is engaged in fast food franchising. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y. -- Baruch School.

         John V. Pollock. Mr. Pollock was appointed to the Company's Board of Directors in September 1993. From 1991 to the present, Mr. Pollock has served as a director of Frank E. Basil, Inc., a worldwide provider of facilities maintenance, engineering and operations management services. Mr. Pollock also serves as a consultant to the partners of Basil Properties and has served as the President of Nastech-Basil International, Inc. From 1975 to 1991, Mr. Pollock was a senior banking executive in the Washington, D.C. area, serving as President and Chief Executive Officer of Dominion Bank of Washington and the John Hanson Savings Bank.

COMMITTEES OF THE BOARD

         The Company's Board of Directors has established a Compensation Committee which is comprised of Dr. Ian R. Ferrier, Joel Girsky and John V. Pollock. The purpose of this Committee is to review and approve the compensation of the Company's officers and to administer and interpret the Company's stock option plan. The Audit Committee of the Company's Board of Directors is comprised of Alvin Katz, Joel Girsky and John V. Pollock. The purpose of this Committee is to review with the Company's independent auditors the financial controls and practices of the Company and the plans for and results of the audit engagement.

         The Company's Certificate of Incorporation contains provisions indemnifying its officer, directors, employees and agents against certain liabilities.

ITEM 11 -        EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 on an annual basis during the six months ended December 31, 1996:

                           SUMMARY COMPENSATION TABLE
                                                                               LONG-TERM
                                                                              COMPENSATION
                                               ANNUAL COMPENSATION               AWARDS
                                       --------------------------------------    ------
                                                                                OPTIONS          ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR        SALARY       BONUS        (SHARES)        COMPENSATION
------------------------------------  -----------  ------------  ------------  ------------  ----------------
Dr. Vincent D. Romeo,
President/Chief Executive Officer      (A) 1996    $     80,000                  25,000             ---

                                       (B) 1996         160,000     ---           ---               ---

                                       (B) 1995         156,000     ---          25,000             ---

                                       (B) 1994         125,000     ---          25,000             ---

(A)  Six months ended December 31, 1996

(B)  Twelve months ended June 30 (former fiscal years)

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock during the six months ended December 31, 1996, to the person named in the Summary Compensation Table:

                      INDIVIDUAL GRANT IN LAST FISCAL YEAR

                             OPTIONS           % OF TOTAL OPTIONS          EXERCISE OR
                             GRANTED          GRANTED TO EMPLOYEES         BASE PRICE        EXPIRATION
         NAME              (SHARES)(1)          IN FISCAL PERIOD          ($/SHARE)(2)          DATE
----------------------   ------------------  -------------------------  -----------------  --------------
   Dr. Vincent Romeo          25,000                  11.1                   $14.50           10/02/01

(1) The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the options agreements. The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% stockholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock at the time of grant (110% in the case of 10% stockholders). All outstanding options are subject to optionee's continuous employment or association with the Company. Under the Stock Option Plan, the Board retains discretion to modify the terms of outstanding options, subject to the provisions of the Plan

(2)              All options were granted at market value on the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information related to the number and value of stock options and stock appreciation rights held at year end by the named executive officer:

                           NUMBER OF UNEXERCISED OPTIONS AT     VALUE OF UNEXERCISED IN THE MONEY
                                  DECEMBER 31, 1996                OPTIONS AT DECEMBER 31, 1996
                         ------------------------------------- -------------------------------------
          NAME              EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
------------------------ ----------------- ------------------- ----------------  -------------------
  Dr. Vincent D. Romeo        63,233             20,100             $829,933          $263,813

COMPENSATION OF DIRECTORS

         The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings

         Devin N. Wenig, the Company's Chairman, earned approximately $86,000 in the six month period ended December 31, 1996 for acting as Chairman of the Executive Committee of the Company's Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         In August 1994, the Company and Dr. Romeo entered into a three year employment agreement. Pursuant to this agreement, Dr. Romeo receives compensation of $160,000 per year. Upon completion of Phase II studies for two of the Company's proposed products such compensation will be increased to $175,000 per year. Dr. Romeo is also entitled to a $20,000 incentive bonus if and when the Company's prescription Vitamin B-12 nasal formulation is approved for marketing by the FDA and a $20,000 bonus each time an NDA for one of the Company's proposed products is accepted for filing by the FDA. In addition, Dr. Romeo received an additional incentive stock option to acquire 25,000 shares of the Company's Common Stock in accordance with the terms and conditions of the Company's Stock Option Plan. Dr. Romeo received the $20,000 bonus related to FDA approval of Vitamin B-12 in 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee presently consists of Dr. Ian R. Ferrier, Joel Girsky and John V. Pollock, outside directors of the Company. The Compensation Committee is responsible for reviewing and approving the compensation of the President, other officers of the Company and administering and/or interpreting the Company's stock option plan.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Company's Compensation Committee made no discretionary recommendations regarding executive compensation in the last fiscal year as the compensation of the Company's President was determined by contract.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all such filing requirements were complied with.

STOCK OPTION PLAN

         Under the Company's Stock Option Plan (the "Plan") options to purchase a maximum of 700,000 shares of Common Stock of the Company (subject to adjustment in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. Options for 109,999 shares have been exercised, and as of December 31, 1996, there are 459,299 such options granted and outstanding. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees of the Company may be granted incentive stock options. The options are intended to receive incentive stock option tax treatment pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

         The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000.

         The purpose of the Plan is to increase the ability of the Company to attract and retain individuals of exceptional skill upon whom, in large measure, its sustained progress, growth and ultimate profitability depend. In addition, the Plan is intended to advance the interests of the Company by enabling its directors, officers and employees to acquire a financial interest in the Company through grants of options to acquire the Company's Common Stock. The Plan is intended to provide an increased incentive to these individuals, thereby providing such persons with an added incentive to continue in the employ or service of the Company and to stimulate their efforts in promoting the growth, efficiency and profitability of the Company.

ITEM 12 -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information concerning the Common Stock ownership on February 28, 1997 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all directors and named executive officer of the Company as a group:

                                                                    PERCENTAGE OF
                                         AMOUNT AND NATURE OF          SHARES
                                              BENEFICIAL         BENEFICIALLY OWNED
 NAME OF BENEFICIAL OWNER(1)                 OWNERSHIP(2)                (3)
 ---------------------------                 ------------                ---
 Devin N. Wenig(4)                              383,066                 6.3%
 Basil Properties(5)(8)                         283,537                  4.7
 Alvin Katz(6)                                  127,000                  2.1
 Vincent D. Romeo(7)                             93,845                  1.5
 Ian Ferrier(9)                                  50,000                   *
 Joel Girsky(6)                                  28,749                   *
 John V. Pollock(6)(8)                           28,333                   *
 Grant W. Denison, Jr.(10)                       25,000                   *

 All Directors and Named Executive
   Officer as a Group (7 persons)(11)         1,019,530                 16.1

--------------
  * Represents less than 1% of the outstanding shares of the Company's Common Stock.

 (1) The address of all persons other than Basil Properties, Messrs. Alvin Katz and John V. Pollock is c/o the Company. The address of Basil Properties and John V. Pollock is 1510 H St., N.W., Washington DC; and the address of Alvin Katz is 301 N. Birch Rd., Fort Lauderdale, FL.

 (2) All shares are owned beneficially and of record unless indicated otherwise. Includes 253,333 shares issuable pursuant to outstanding stock options with the Company.

 (3) Does not give effect to (i) 270,000 shares issuable upon exercise of warrants that expire on December 6, 1998 and (ii) 446,667 shares of Common Stock reserved for issuance under the Company's Stock Option Plan.

 (4) Devin N. Wenig's shares, as indicated above, include 35,000 shares issuable pursuant to outstanding stock options with the Company, which may be exercised within 60 days of the date of this table, 166 shares held by Mr. Wenig's wife and 6,666 shares held in a trust for which Carol Wenig, his mother, serves as the trustee.

 (5) Includes 40,000 shares held by Mrs. Sophie Basil, a general partner of Basil Properties.

 (6) Includes 20,000 shares issuable pursuant to outstanding stock options with the Company, which may be exercised within 60 days of the date of this table.

 (7) Includes 83,333 shares issuable pursuant to outstanding stock options with the Company, which may be exercised within 60 days of the date of this table.

 (8)     John V. Pollock is a managing director of Basil Properties.

 (9) Includes 50,000 shares issuable pursuant to outstanding stock options with the Company, which may be exercised within 60 days of the date of this table.

(10) Includes 25,000 shares issuable pursuant to outstanding stock options with the Company, which may be exercised within 60 days of the date of this table.

(11)     Includes shares held by Basil Properties. See notes (5) and (8) above.

ITEM 13 -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Bruce R. Thaw, a former director of the Company, billed the Company approximately $151,000 for legal fees for representing the Company in connection with certain legal and regulatory matters in the six months ended December 31, 1996. Mr. Thaw continues to represent the Company for which he will be paid customary legal fees.

    Dr. Ian Ferrier, a director of the Company, is the Chief Executive Officer of Bogart Delafield Ferrier Inc. ("BDF") and is an affiliate of Mazier Partners LLC ("MP"). BDF and MP provided consulting services to the Company in areas of strategic planning, market planning and research and development prioritization. For the six months ended December 31, 1996 the Company incurred fees of $125,000 and $42,000, for BDF and MP, respectively.

                                    PART IV

ITEM 14 -        EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                                             Sequential Page
   Exhibit Number                                 Description                                     Number
----------------------   ------------------------------------------------------------------ ------------------
         3A              Articles of Incorporation of Registrant, as amended and filed          I/B/R(3)
                         with the Secretary of State of Delaware on November 8, 1993

         3B              Amended By-Laws of Registrant                                          I/B/R(3)

         4A              Specimen of Common Stock Certificate of Registrant                     I/B/R(3)

         4B              Specimen Warrant Certificate                                           I/B/R(3)

         4C              Form of Warrant Agreement                                              I/B/R(3)

         10A             Licensing Agreement with UKRF                                          I/B/R(1)

         10B             Lease for facilities at 45 Davids Drive, Hauppauge, New York             I/B/R

         10C             Sublicense Agreement with Bristol-Myers Squibb Company                 I/B/R(2)

         10D             Agreements with Rugby Laboratories Inc.                                  I/B/R

         10E             1995 Agreement with RiboGene Inc.                                        I/B/R

         10F             Employment Agreement with Dr. Vincent D. Romeo                           I/B/R

         10G             Restructure Agreement with Basil Properties                              I/B/R

         10H             Stock Option Agreements                                                  I/B/R

         10I             License Agreement with the DuPont Merck Pharmaceutical                 I/B/R(3)
                         Company

         23A             Consent of KPMG Peat Marwick LLP Independent Auditors

         23B             Consent of Robbins, Greene, Horowitz, Lester & Co., LLP
                         Independent Auditors

         27              Financial Data Schedule

(b) Reports on Form 8-K:

    Changes in Registrant's Certifying Accountant filed on January 6, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on April ___, 1997.

                     NASTECH PHARMACEUTICAL COMPANY INC.

                          By:    /s/ Devin N. Wenig
                              ---------------------------------
                                      Devin N. Wenig
                                          Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                                      DATE
---------                                  -----                                                       ----
/s/ Devin N. Wenig                         Chairman of the Board                                     April 24, 1997
----------------------------------------
Devin N. Wenig

/s/ Vincent D. Romeo, Ph.D.                President and Chief Executive Officer
----------------------------------------   (Principal Executive Officer)                             April 24, 1997
Vincent D. Romeo, Ph.D.

/s/ Andrew Zinzi                           Chief Financial Officer                                   April 24, 1997
----------------------------------------   (Principal Financial and Accounting Officer)
Andrew Zinzi

/s/ Joel Girsky                            Director, Secretary/Treasurer                             April 24, 1997
----------------------------------------
Joel Girsky

/s/ Grant W. Denison                       Director                                                  April 24, 1997
----------------------------------------
Grant W. Denison

/s/ Dr. Ian R. Ferrier                     Director                                                  April 24, 1997
----------------------------------------
Dr. Ian R. Ferrier

/s/ Alvin Katz                             Director                                                  April 24, 1997
----------------------------------------
Alvin Katz

/s/ John V. Pollock                         Director                                                  April 24, 1997
----------------------------------------
John V. Pollock