Form 10-Q
period 1997-03-31
NASTECH PHARMACEUTICAL CO INC
filed 1997-05-14
CIK 737207

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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
                          Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  DATE                        CLASS                          SHARES OUTSTANDING

03/31/97          Common stock - $.006 par value                 6,086,158

================================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS
            Balance Sheets as of March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .   1
            Statements of Operations for the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . .   2
            Statements of Stockholders' Equity  for the three months ended March 31, 1997,
               six months ended December 31, 1996 and 1995, years ended June 30, 1996 and 1995  . . . . . . . . . .   3
            Statements of Cash Flows for the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . .   4
            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-7


                              PART II - SIGNATURES

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS

                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1997              1996
                                                                                 --------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents...................................................  $      23,309    $        4,494
   Short-term investments......................................................          5,077             7,025
   Royalties and fees receivable...............................................            829               798
   Inventories.................................................................            199              -
   Prepaid expenses and sundry.................................................            239                80
                                                                                 --------------   ---------------
           Total current assets................................................         29,653            12,397
                                                                                 --------------   ---------------
Property and equipment.........................................................            803               513
   Less: Accumulated depreciation and amortization.............................            163               128
                                                                                 --------------   ---------------
           Property and equipment, net.........................................            640               385
                                                                                 --------------   ---------------
Other assets:
   Deferred offering costs.....................................................            -                  98
   Security deposits...........................................................             15                14
                                                                                 --------------   ---------------
           Total other assets..................................................             15               112
                                                                                 --------------   ---------------
           Total assets........................................................  $      30,308    $       12,894
                                                                                 ==============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................  $         671    $          587
   Royalties payable...........................................................            405               236
   Accrued expenses and sundry liabilities.....................................            276               216
   Current maturities of long-term debt........................................             14                15
                                                                                 --------------   ---------------
           Total current liabilities...........................................          1,366             1,054
                                                                                 --------------   ---------------
Long-term debt, net of current maturities......................................             24                27
                                                                                 --------------   ---------------
Stockholders' equity:
   Common stock, $.006 par value; authorized: 25,000,000  shares; issued and outstanding: 6,086,158 shares  at March 31, 1997 and  4,706,158 shares
      at December 31, 1996.....................................................             37                28
   Additional paid-in capital..................................................         35,785            18,325
   Accumulated deficit.........................................................         (6,904)           (6,540)
                                                                                 --------------   ---------------
           Total stockholders' equity..........................................         28,918            11,813
                                                                                 --------------   ---------------
           Total liabilities and stockholders' equity..........................  $      30,308    $       12,894
                                                                                 ==============   ===============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------------
                                                                            1997                            1996
                                                                       ---------------                --------------
 Revenues
    License fee, royalty and research income.........................  $          838                 $       1,009
    Interest income..................................................             302                            56
                                                                       ---------------                --------------
         Total revenues..............................................           1,140                         1,065
                                                                       ---------------                --------------
 Costs and expenses:
    Research and development.........................................             589                           254
    Royalties........................................................             404                           418
    Sales and marketing..............................................             170                            24
    General and administrative.......................................             339                           166
    Interest expense.................................................               2                             9
                                                                       ---------------                --------------
         Total costs and expenses....................................           1,504                           871
                                                                       ---------------                --------------
 Net income (loss)...................................................  $         (364)                $         194
                                                                       ===============                ==============

 Net income (loss) per common share..................................  $         (.06)                $         .05
                                                                       ===============                ==============

 Average shares outstanding..........................................       5,630,825                     3,989,284
                                                                       ===============                ==============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   THREE MONTHS ENDED MARCH 31, 1997, SIX MONTHS ENDED DECEMBER 1996 AND 1995
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 COMMON STOCK
                                                            -----------------------     ADDITIONAL                       TOTAL
                                                                                         PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                                              SHARES        AMOUNT       CAPITAL          DEFICIT        EQUITY
                                                           -----------    ----------   -----------    ------------   --------------
 BALANCE, JUNE 30, 1994..................................   3,111,685     $     18     $  10,517      $    (6,227)   $     4,308
 Shares issued in connection with exercise of stock
  options................................................     109,999            1            58              ---             59
 Fractional shares redeemed in connection with reverse
  stock split............................................        (237)         ---           ---              ---            ---
 Net loss................................................         ---          ---           ---              (79)           (79)
                                                           -----------    ----------   -----------    ------------   ------------
 BALANCE, JUNE 30, 1995..................................   3,221,447           19        10,575           (6,306)         4,288
 Net loss six months ended December 31, 1995.............         ---          ---           ---             (180)          (180)
                                                           -----------    ----------   -----------    ------------   ------------
 BALANCE, DECEMBER 31, 1995..............................   3,221,447           19        10,575           (6,486)         4,108
 Shares issued in connection with exercise of warrants...     605,173            4         3,158              ---          3,162
 Fractional shares redeemed in connection with reverse
    stock split..........................................        (187)         ---           ---              ---            ---
 Net income six months ended June 30, 1996...............         ---          ---           ---              298            298
                                                           -----------    ----------   -----------    ------------   ------------
 BALANCE, JUNE 30, 1996..................................   3,826,433           23        13,733           (6,188)         7,568
 Shares issued in connection with exercise of warrants...     879,817            5         4,592              ---          4,597
 Fractional shares redeemed in connection with reverse
    stock split..........................................         (92)         ---           ---              ---            ---
 Net loss six months ended December 31, 1996.............         ---          ---           ---             (352)          (352)
                                                           -----------    ----------   -----------    ------------   ------------
 BALANCE, DECEMBER 31, 1996..............................   4,706,158           28        18,325           (6,540)        11,813
 Additional shares issued in connection with public
  offering at $14.00 per share, net of issuance costs....   1,380,000            9        17,460              ---         17,469
 Net loss three months ended March 31, 1997..............         ---          ---           ---             (364)          (364)
                                                           -----------    ----------   -----------    ------------   ------------
 BALANCE, MARCH 31, 1997.................................   6,086,158     $     37     $  35,785      $    (6,904)   $    28,918
                                                           ===========    ==========   ===========    ============   ============


                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                       1997               1996
                                                                               ----------------     -------------
 OPERATING ACTIVITIES:
    Net income (loss)....................................................      $          (364)     $        194
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization.....................................                   46                15
    Changes in assets and liabilities:
       Royalties and fees receivable.....................................                  (31)             (243)
       Prepaid expenses and sundry.......................................                 (159)                3
       Inventories.......................................................                 (199)              ---
       Accounts payable..................................................                   84               (87)
       Royalties payable.................................................                  169                71
       Accrued expenses and sundry liabilities...........................                   60               (26)
                                                                               ----------------     -------------
 Net cash used in operating activities...................................                 (394)              (73)
                                                                               ----------------     -------------
 INVESTING ACTIVITIES:
    Property, plant and equipment........................................                 (301)              (12)
    Short-term investments -- acquisitions...............................                 (969)           (3,199)
    Short-term investments -- redemptions................................                2,917             3,197
                                                                               ----------------     -------------
 Net cash provided by (used in) investing activities.....................                1,647               (14)
                                                                               ----------------     -------------
 FINANCING ACTIVITIES:
     Repayment of debt...................................................                   (4)              (15)
     Net proceeds from sale of common stock..............................               17,566               ---
                                                                               ----------------     -------------
 Net cash provided by (used in) financing activities.....................               17,562               (15)
                                                                               ----------------     -------------
 Net increase (decrease) in cash and cash equivalents....................               18,815              (102)
 Cash and cash equivalents--beginning....................................                4,494               420
                                                                               ----------------     -------------
 Cash and cash equivalents--ending.......................................      $        23,309      $        318
                                                                               ================     =============





               See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- GENERAL

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the six months ended December 31, 1996.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


NOTE 2 -- PUBLIC OFFERING

         The Company completed a public offering of 1,380,000 shares of common stock at $14.00 per share in the current period. The proceeds to the Company of $17,469,000 was net of direct expenses of the offering totaling $1,851,000. In connection with this public offering, the Company has agreed to issue to the representatives of the underwriters warrants to purchase in the aggregate up to 69,000 shares of Common Stock (the "Representatives' Warrants") at an exercise price per share equal to 120% of the public offering price per share. The Representatives' Warrants are exercisable for a period of four years commencing January 24, 1998. The holders of the Representatives' Warrants will have no voting, dividend or other stockholder rights until the Representatives' Warrants are exercised. The Company has granted the Representatives certain registration rights related to the Representatives' Warrants.

NOTE 3 -- INVENTORIES

         At March 31, 1997, raw material inventories are stated at the lower of cost (first- in first- out basis) or market value.


NOTE 4 -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

          Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value. For the three months ending March 31, 1997, the effect of stock options and warrants is not included because it would be antidilutive.

NOTE 5 -- INCOME TAXES

         At March 31, 1997, the Company has net operating loss carryforwards of approximately $4,400,000 for income tax purposes, available to reduce future taxable income, expiring from 2000 through 2011. Federal income taxes normally provided for income have been offset by the effects of the reduction of the valuation allowance for the three months ended March 31, 1996.

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

         In December 1991, Bristol-Meyers Squibb Company ("BMS") received marketing approval from the FDA for a nasal formulation of Stadol NS, a narcotic analgesic, which was sublicensed to BMS by the Company pursuant to the BMS Agreement. In 1992, the Company began to generate revenues from the receipt of royalties in connection with the BMS Agreement. On November 5, 1996, the Company received FDA marketing clearance for Nascobal(TM), its Vitamin B-12 nasal gel. The Company's pipeline includes nine additional drugs, five of which are being developed under collaborative agreements with other pharmaceutical companies. Through at least June 30, 1997, the Company expects revenues to consist principally of revenues from BMS. The Company does not expect revenues from its Nascobal(TM) product until after September 1, 1997.

         In the past, the Company's product development strategy has generally been to seek strategic alliances in order to minimize the risk, time and cost typically associated with the early stages of commercializing a family of pharmaceuticals. The Company believes it is now able to leverage its product development experience and broad product pipeline to pursue internally funded development projects. The Company believes that postponing the establishment of strategic alliances until later stages of product development will allow the Company to negotiate more favorable collaborative agreements and retain product rights. Therefore, the Company intends to commit significant financial resources to research, development and sales and marketing with the goal of achieving greater economic benefit from product sales. As a result of this increased investment in the development of the Company's product pipeline, the Company does not expect to be profitable until at least through 1998.

         On February 11, 1997, the Company changed its year end from June 30 to December 31.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Revenues.   Revenues for the three months ended March 31, 1997
increased by $75,000 to $1,140,000, or 7%, more than such revenues for the three months ended March 31, 1996. This increase was due to decreases in license fee, royalty and research income, which for the three months ended March 31, 1997 decreased by $171,000 to $838,000, or 17%, less than such income for the three months ended March 31, 1996, which were more than offset by an increase in interest income. The license fee, royalty and research income decrease primarily was due to a decrease in research income of $150,000. Royalty income received from the BMS Agreement for the current three-month period decreased by $22,000 to $829,000, or 3%, from such income for the similar period in 1996. Interest income for the current three-month period increased by $246,000 to $302,000, or 439%, compared to such income for the similar period in 1996 due to an increase in the amount of excess funds invested from proceeds received from the 1997 public offering and exercise of warrants from the 1993 offering.

         Research and development expense.   In the three months ended March
31, 1997, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for nine new drug products. Preclinical and clinical research and development expense for the three months ended March 31, 1997 increased by $335,000 to $589,000, or

132%, over such expense for the three months ended March 31, 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for the three months ended
March 31, 1997 decreased by $14,000 to $404,000, or 3%, from such expense for the three months ended March 31, 1996. Such decrease was due to the decrease in royalties paid by the Company to the UKRF in connection with the BMS Agreement. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company under the BMS Agreement. Accordingly, royalties expense in connection with the BMS Agreement increases or decreases approximately in proportion to royalty income.

         Sales and Marketing. Sales and marketing expense for the three months ended March 31, 1997 increased by $146,000 to $170,000, or 608%, as compared to the 1996 period primarily as a result of expenses associated with the planned launch of the Company's Nascobal(TM) product later this year. Sales and marketing costs also include expenses incurred related to development of the Company's collaborative agreements.

         General and administrative expense.   General and administrative
expense for the three months ended March 31, 1997 increased by $173,000 to $339,000, or 104% over such expense for the three months ended March 31, 1996 due to increased staffing costs and other support costs associated with the accelerated development of the Company's nasal pharmaceutical formulations and strategic planning.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's liquidity included cash and cash equivalents and short-term investments of $28.4 million compared to $11.5 million at December 31, 1996. These amounts consisted primarily of the funds received from the recent 1997 public offering and the exercise of warrants outstanding from the Company's December 1993 public offering. Royalties and fees receivable at March 31, 1997, consists principally of royalty income receivable pursuant to the BMS Agreement.

         The Company anticipates that the availability of funds provided by the BMS Agreement as well as the liquidity provided by the public offerings noted above will be used for (i) research and development, including clinical trials, (ii) initial marketing and product launch expenses with respect to Nascobal(TM), (iii) capital expenditures, principally for manufacturing, (iv) license or acquisition of products and technologies for product development and
(v) working capital and other general corporate purposes.

         At March 31, 1997, the Company had working capital of $28.3 million. Management anticipates that its current cash position, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of Hauppauge, State of New York, on May 13, 1997.

                    NASTECH PHARMACEUTICAL COMPANY INC.





                    By:    /s/ Vincent D. Romeo, Ph.D.
                         ------------------------------------------
                                Vincent D. Romeo, Ph.D.
                         President and Chief Executive Officer
                             (Principal Executive Officer)





                    By:           /s/ Andrew Zinzi
                         ------------------------------------------
                                      Andrew Zinzi
                                Chief Financial Officer
                        (Principal Financial and Accounting Officer)