Form 10-Q
period 1997-06-30
NASTECH PHARMACEUTICAL CO INC
filed 1997-08-14
CIK 737207

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

                      FOR THE QUARTER ENDED JUNE 30, 1997

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
                          Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  DATE                                 CLASS                         SHARES OUTSTANDING
06/30/97                  Common stock - $.006 par value                  6,086,158


================================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS                                                                                  PAGE
            Balance Sheets as of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . .    1
            Statements of Operations for the six months ended June 30, 1997 and 1996 and the three months
            ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
            Statements of Stockholders' Equity for the six months ended June 30, 1997, and year ended
            December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
            Statements of Cash Flows for the six months ended June 30, 1997 and 1996  . . . . . . . . . . . . . .    4
            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .  6-8


                                                     PART II - OTHER INFORMATION

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

            SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1997            1996
                                                                                 -------------   --------------
                                                                                 (Unaudited)       (Audited)
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .    $     25,308    $       4,494
   Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .           1,989            7,025
   Royalties and fees receivable  . . . . . . . . . . . . . . . . . . . . . .           1,100              798
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             474              -
   Prepaid expenses and sundry  . . . . . . . . . . . . . . . . . . . . . . .             158               80
                                                                                 -------------   --------------
         Total current assets                                                          29,029           12,397
                                                                                 -------------   --------------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .             949              513
   Less: Accumulated depreciation and amortization  . . . . . . . . . . . . .             217              128
                                                                                 -------------   --------------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .             732              385
                                                                                 -------------   --------------
Other assets:
   Deferred offering costs  . . . . . . . . . . . . . . . . . . . . . . . . .             -                 98
   Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15               14
                                                                                 -------------   --------------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .              15              112
                                                                                 -------------   --------------
         Total assets                                                            $     29,776    $      12,894
                                                                                 =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        820    $         587
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             540              236
   Accrued expenses and sundry liabilities  . . . . . . . . . . . . . . . . .             372              216
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .              13               15
                                                                                 -------------   --------------
         Total current liabilities                                                      1,745            1,054
                                                                                 -------------   --------------
Long-term debt, net of current maturities . . . . . . . . . . . . . . . . . .              21               27
                                                                                 -------------   --------------
Stockholders' equity:
   Common stock, $.006 par value; authorized: 25,000,000 shares; issued and outstanding: 6,086,158 shares at June 30, 1997 and 4,706,158 shares at
      December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .              37               28
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          35,785           18,325
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,812)          (6,540)
                                                                                 -------------   --------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .          28,010           11,813
                                                                                 -------------   --------------
         Total liabilities and stockholders' equity . . . . . . . . . . . . .    $     29,776    $      12,894
                                                                                 =============   ==============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------     ------------------------------
                                                          1997             1996            1997              1996
                                                      ---------------  ------------     --------------  --------------
Revenues
   License fee, royalty and research income   .       $        1,946   $     2,107      $      1,108    $       1,098
   Interest income  . . . . . . . . . . . . . .                  697           113               395               57
                                                      ---------------  ------------     --------------  --------------
      Total revenues  . . . . . . . . . . . . .                2,643         2,220             1,503            1,155
                                                      ---------------  ------------     --------------  --------------
Costs and expenses:
   Research and development . . . . . . . . . .                1,524           459               935              205
   Royalties  . . . . . . . . . . . . . . . . .                  945           939               541              521
   Sales and marketing  . . . . . . . . . . . .                  757            93               587               69
   General and administrative . . . . . . . . .                  685           411               346              245
   Interest expense   . . . . . . . . . . . . .                    4            20                 2               11
                                                      ---------------  ------------     --------------  --------------
      Total costs and expenses  . . . . . . . .                3,915         1,922             2,411            1,051
                                                      ---------------  ------------     --------------  --------------
Net income (loss) . . . . . . . . . . . . . . .       $       (1,272)  $       298      $       (908)   $         104
                                                      ===============  ============     ==============  ==============

Net income (loss) per common share  . . . . . .       $         (.22)  $       .07      $       (.15)   $         .02
                                                      ===============  ============     ==============  ==============

Average shares outstanding  . . . . . . . . . .            5,859,749     4,297,536         6,086,158        4,297,536
                                                      ===============  ============     ==============  ==============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK        ADDITIONAL                      TOTAL
                                                         ---------------------     PAID-IN    ACCUMULATED    STOCKHOLDERS'
                                                           SHARES      AMOUNT      CAPITAL      DEFICIT         EQUITY
                                                         --------- ----------- ------------ ------------- ----------------
BALANCE, DECEMBER 31, 1995  . . . . . . . . . . . . . .  3,221,447  $      19  $     10,575 $      (6,486)   $      4,108
Shares issued in connection with exercise of warrants .    605,173          4         3,158           ---           3,162
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .       (187)       ---           ---           ---             ---
Shares issued in connection with exercise of warrants .    879,817          5         4,592           ---           4,597
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .        (92)       ---           ---           ---             ---
Net loss year ended December 31, 1996 . . . . . . . . .        ---        ---           ---           (54)            (54)
                                                         --------- ----------- ------------ -------------   --------------
BALANCE, DECEMBER 31, 1996  . . . . . . . . . . . . . .  4,706,158         28        18,325        (6,540)         11,813
Additional shares issued in connection with public
  offering at $14.00 per share, net of issuance costs    1,380,000          9        17,460           ---          17,469
Net loss six months ended June 30, 1997 . . . . . . . .        ---        ---           ---        (1,272)            (12)
                                                         --------- ----------- ------------ -------------   --------------
BALANCE, JUNE 30, 1997  . . . . . . . . . . . . . . . .  6,086,158  $      37  $     35,785 $      (7,812)   $     28,010
                                                         ========= =========== ============ =============   ==============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                     1997            1996
                                                                                 ------------   ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                              $    (1,272)   $       298
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .             89             24
  Changes in assets and liabilities:
      Royalties and fees receivable . . . . . . . . . . . . . . . . . . . . .           (302)          (382)
      Prepaid expenses and sundry . . . . . . . . . . . . . . . . . . . . . .            (78)          (277)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (474)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            233            (41)
      Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            304            174
      Accrued expenses and sundry liabilities . . . . . . . . . . . . . . . .            156            136
                                                                                 ------------   ------------
Net cash (used in) provided by operating activities . . . . . . . . . . . . .         (1,344)           182
                                                                                 ------------   ------------
INVESTING ACTIVITIES:
  Short-term investments -- acquisitions  . . . . . . . . . . . . . . . . . .           (969)        (6,139)
  Short-term investments -- redemptions   . . . . . . . . . . . . . . . . . .          6,005          6,400
  Property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . .           (436)            (5)
                                                                                 ------------   ------------
Net cash provided by investing activities . . . . . . . . . . . . . . . . . .          4,600            256
                                                                                 ------------   ------------
FINANCING ACTIVITIES:
  Net proceeds from sale of common stock  . . . . . . . . . . . . . . . . . .         17,566
  Exercise of warrants  . . . . . . . . . . . . . . . . . . . . . . . . . . .                         3,162
  Addition (repayment) of long-term debt  . . . . . . . . . . . . . . . . . .             (8)            11
                                                                                 ------------   ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .         17,558          3,173
                                                                                 ------------   ------------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .         20,814          3,611
Cash and cash equivalents--beginning  . . . . . . . . . . . . . . . . . . . .          4,494            420
                                                                                 ------------   ------------
Cash and cash equivalents--ending . . . . . . . . . . . . . . . . . . . . . .    $    25,308    $     4,031
                                                                                 ============   ============





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

NOTE 2 -- PUBLIC OFFERING

         The Company completed a public offering of 1,380,000 shares of common stock at $14.00 per share in February, 1997. The proceeds to the Company of $17,469,000 was net of direct expenses of the offering totaling $1,851,000. In connection with this public offering, the Company has agreed to issue to the representatives of the underwriters warrants to purchase in the aggregate up to 69,000 shares of Common Stock (the "Representatives' Warrants") at an exercise price per share equal to 120% of the public offering price per share. The Representatives' Warrants are exercisable for a period of four years commencing January 24, 1998. The holders of the Representatives' Warrants will have no voting, dividend or other stockholder rights until the Representatives' Warrants are exercised. The Company has granted the Representatives certain registration rights related to the Representatives' Warrants.

NOTE 3 -- INVENTORIES

         At June 30, 1997, inventories are stated at the lower of cost (first-in, first- out basis) or market and consists of raw materials.


NOTE 4 -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value. For the six and three months ending June 30, 1997, the effect of stock options and warrants is not included because it would be anti-dilutive.

NOTE 5 -- INCOME TAXES

         At June 30, 1997, the Company has net operating loss carryforwards of approximately $5,300,000 for income tax purposes, available to reduce future taxable income, expiring from 2000 through 2012. Federal income taxes normally provided for income have been offset by the effects of the reduction of the valuation allowance for the six and three months ended June 30, 1996.

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

         In December 1991, Bristol-Myers Squibb Company ("BMS") received marketing approval from the FDA for a nasal formulation of Stadol NS(TM), a
narcotic analgesic, which was sublicensed to BMS by the Company.   Since 1992,
the Company received royalties from BMS, and these royalties represent a significant portion of revenues for the Company. The Company is aware that Stadol NS(TM) may be classified by the FDA as a scheduled drug, which could negatively affect future sales by BMS and royalties to the Company.

         In November 1996, the Company received FDA marketing clearance for Nascobal(TM), its vitamin B-12 nasal gel. In July 1997, the Company entered into an exclusive licensing agreement in the U.S. with Schwarz Pharma, Inc. and anticipates the launch of Nascobal(TM) in the U.S. by January, 1998. The Company will receive royalties on domestic sales of Nascobal(TM), including a minimum royalty in 1998, and a manufacturing profit on its transfer of the product to Schwarz Pharma Inc.

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

         On February 11, 1997, the Company changed its year end from June 30 to December 31.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
1996

         Revenues.   Revenues for the six months ended June 30, 1997 increased
by $423,000 to $2,643,000, or 19%, more than such revenues for the six months ended June 30, 1996. This increase was due to decreases in license fee, royalty and research income, which for the six months ended June 30, 1997 decreased by $161,000 to $1,946,000, or 8%, less than such income for the six months ended June 30, 1996 which were more than offset by an increase in interest income. The license fee, royalty and research income decrease primarily was due to a decrease in research income of $150,000. Royalty income received from BMS for the current six-month period increased by $21,000 to $1,929,000, from such income for the similar period in 1996. Interest income for the current six-month period increased by $584,000 to $697,000, or 517%, compared to such income for the similar period in 1996 due to an increase in the amount of excess funds invested from proceeds received from the 1997 public offering and exercise of warrants from the 1993 offering.

         Research and development expense.   In the six months ended June 30,
1997, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for nine new drug products. Research and development expense for the six months ended June 30, 1997 increased by $1,065,000 to $1,524,000, or 232%, over such expense for the six months ended June 30, 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for the six months ended June
30, 1997 increased by $6,000 to $945,000, or 1%, from such expense for the six months ended June 30, 1996. Such increase was due to the increase in royalties paid by the Company to the University of Kentucky Research Foundation ("UKRF") in connection with sales of Stadol NS(TM) by BMS. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company from BMS. Accordingly, royalties expense payable to the UKRF increases or decreases approximately in proportion to royalty income received from BMS.

         Sales and Marketing. Sales and marketing expense for the six months ended June 30, 1997 increased by $664,000 to $757,000, or 714%, as compared to the 1996 period primarily as a result of expenses associated with the planned launch of the Company's Nascobal(TM) product later this year. As a result of the licensing agreement with Schwarz Pharma, Inc. noted above, however, the Company anticipates that sales and marketing expense will decrease during the remainder of 1997. Sales and marketing costs also include expenses incurred related to development of the Company's collaborative agreements.

         General and administrative expense.   General and administrative
expense for the six months ended June 30, 1997 increased by $274,000 to $685,000, or 67% over such expense for the six months ended June 30, 1996 due to increased staffing costs and other support costs associated with the accelerated development of the Company's nasal pharmaceutical formulations and strategic planning.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues.   Revenues for the three months ended June 30, 1997
increased by $348,000 to $1,503,000, or 30%, more than such revenues for the three months ended June 30, 1996. This increase was due to increases in license fee, royalty and research income, which for the three months ended June 30, 1997 increased by $10,000 to $1,108,000, or 1%, more than such income for the three months ended June 30, 1996 and by an increase in interest income. Royalty income received from BMS for the current three-month period increased by $43,000, or 4%, to $1,100,000, from such income for the similar period in 1996. Interest income for the current three-month period increased by $338,000 to $395,000, or 593%, compared to such income for the similar period in 1996 due to an increase in the amount of excess funds invested from proceeds received from the 1997 public offering and exercise of warrants from the 1993 offering.

         Research and development expense.   In the three months ended June 30,
1997, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for nine new drug products. Preclinical and clinical research and development expense for the three months ended June 30, 1997 increased by $730,000 to $935,000, or 356%, over such expense for the three months ended June 30, 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense.   Royalties expense for the three months ended June
30, 1997 increased by $20,000 to $541,000, or 4%, from such expense for the three months ended June 30, 1996. Such increase was due to the increase in royalties paid by the Company to the UKRF in connection with sales of Stadol NS(TM) by BMS. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company from BMS. Accordingly, royalties expense payable to the UKRF increases or decreases approximately in proportion to royalty income received from BMS.

         Sales and Marketing. Sales and marketing expense for the three months ended June 30, 1997 increased by $518,000 to $587,000, or 751%, as compared to the 1996 period primarily as a result of expenses associated with the planned launch of the Company's Nascobal(TM) product later this year. As a result of the licensing agreement with Schwarz Pharma, Inc. noted above, however, the Company anticipates that sales and marketing expense will decrease during the remainder of 1997 until another product in its pipeline is ready for commercialization. Sales and marketing costs also include expenses incurred related to development of the Company's collaborative agreements.

         General and administrative expense.   General and administrative
expense for the three months ended June 30, 1997 increased by $101,000 to $346,000, or 41% over such expense for the three months ended June 30, 1996 due to increased staffing costs and other support costs associated with the accelerated development of the Company's nasal pharmaceutical formulations and strategic planning.



LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's liquidity included cash and cash equivalents and short-term investments of $27.3 million compared to $11.5 million at December 31, 1996. These amounts consisted primarily of the funds received from the recent 1997 public offering and the exercise of warrants outstanding from the Company's December 1993 public offering. Royalties and fees receivable at June 30, 1997, consists principally of royalty income receivable from BMS.

         The Company anticipates that the availability of funds provided by the net royalties received from BMS as well as the liquidity provided by the public offerings noted above will be used for (i) research and development, including clinical trials, (ii) capital expenditures, principally for manufacturing, (iii) license or acquisition of products and technologies for product development and (iv) working capital and other general corporate purposes.

         At June 30, 1997, the Company had working capital of $27.3 million. Management anticipates that its current cash position, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

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

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

EXHIBIT NUMBER 10J            LICENSE AND SUPPLY AGREEMENT BY AND BETWEEN
                              NASTECH PHARMACEUTICAL COMPANY INC. AND SCHWARZ
                              PHARMA, INC. DATED JULY 15, 1997

(b) Reports on Form 8-K:      NONE

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of Hauppauge, State of New York, on August 13, 1997.

             NASTECH PHARMACEUTICAL COMPANY INC.





             By:         /s/ Vincent D. Romeo, Ph.D.
                   ----------------------------------------
                           Vincent D. Romeo, Ph.D.
                     President and Chief Executive Officer
                        (Principal Executive Officer)





             By:               /s/ Andrew Zinzi
                  ------------------------------------------------
                                 Andrew Zinzi
                           Chief Financial Officer
                   (Principal Financial and Accounting Officer)