Form 10-Q
period 1997-09-30
NASTECH PHARMACEUTICAL CO INC
filed 1997-11-14
CIK 737207

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                          Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           DATE                              CLASS                    SHARES OUTSTANDING
         09/30/97               Common stock - $.006 par value             6,092,824



================================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                                                               PAGE
         Balance Sheets as of September 30, 1997 and December 31, 1996   .....................................................1
         Statements of Operations for the nine months ended September 30, 1997 and 1996 and the three months ended
         September 30, 1997 and 1996     .....................................................................................2
         Statements of Stockholders' Equity  for the nine months ended September 30, 1997 and year ended
         December 31, 1996   .................................................................................................3
         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996    ...................................4
         Notes to Financial Statements    ....................................................................................5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   ...........................6-8


                                                  PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K  ....................................................................................9
         SIGNATURES  ........................................................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                     1997            1996
                                                                               ---------------   --------------
                                                                                 (Unaudited)       (Audited)
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . $      26,162     $      4,494
   Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .                          7,025
   Royalties and fees receivable  . . . . . . . . . . . . . . . . . . . . . . .           927              798
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           592               -
   Prepaid expenses and sundry  . . . . . . . . . . . . . . . . . . . . . . . .           146               80
                                                                               ---------------   --------------
         Total current assets                                                          27,827           12,397
                                                                               ---------------   --------------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,032              513
   Less: Accumulated depreciation and amortization  . . . . . . . . . . . . . .           278              128
                                                                               ---------------   --------------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .           754              385
                                                                               ---------------   --------------
Other assets:
   Deferred offering costs  . . . . . . . . . . . . . . . . . . . . . . . . . .            -                98
   Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15               14
                                                                               ---------------   --------------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            15              112
                                                                               ---------------   --------------
         Total assets                                                           $      28,596     $     12,894
                                                                               ===============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         935     $        587
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           449              236
   Accrued expenses and sundry liabilities  . . . . . . . . . . . . . . . . . .           446              216
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .            12               15
                                                                               ---------------   --------------
         Total current liabilities                                                      1,842            1,054
                                                                               ---------------   --------------
Long-term debt, net of current maturities . . . . . . . . . . . . . . . . . . .            19               27
                                                                               ---------------   --------------
Stockholders' equity:
   Common stock, $.006 par value; authorized: 25,000,000 shares; issued and outstanding: 6,092,824 shares at September 30, 1997 and 4,706,158
      shares at December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .            37               28
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .        35,788           18,325
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,090)          (6,540)
                                                                               ---------------   --------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .        26,735           11,813
                                                                               ---------------   --------------
         Total liabilities and stockholders' equity . . . . . . . . . . . . . . $      28,596     $     12,894
                                                                               ===============   ==============


                See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       NINE MONTHS ENDED SEPTEMBER 30,      THREE  MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------    -----------------------------------
                                                           1997               1996              1997                1996
                                                      ---------------    --------------    ---------------    ----------------
Revenues
   License fee, royalty and research income . .        $       2,972      $      3,166      $       1,026      $        1,059
   Interest income  . . . . . . . . . . . . . .                1,079               216                382                 103
                                                      ---------------    --------------    ---------------    ----------------
      Total revenues  . . . . . . . . . . . . .                4,051             3,382              1,408               1,162
                                                      ---------------    --------------    ---------------    ----------------
Costs and expenses:
   Research and development . . . . . . . . . .                2,785               800              1,261                 341
   Royalties  . . . . . . . . . . . . . . . . .                1,394             1,413                449                 474
   Sales and marketing  . . . . . . . . . . . .                1,249               120                492                  27
   General and administrative . . . . . . . . .                1,168               642                483                 231
   Interest expense   . . . . . . . . . . . . .                    5                29                  1                   9
                                                      ---------------    --------------    ---------------    ----------------
      Total costs and expenses  . . . . . . . .                6,601             3,004              2,686               1,082
                                                      ---------------    --------------    ---------------    ----------------
Net income (loss) . . . . . . . . . . . . . . .        $      (2,550)     $        378      $      (1,278)     $           80
                                                      ===============    ==============    ===============    ================

Net income (loss) per common share  . . . . . .        $        (.43)     $        .09      $        (.21)     $          .02
                                                      ===============    ==============    ===============    ================

Average shares outstanding  . . . . . . . . . .            5,937,269         4,201,938          6,089,781           4,628,238
                                                      ===============    ==============    ===============    ================


                See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR
                           ENDED DECEMBER 31, 1996
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK           ADDITIONAL                        TOTAL
                                                         ----------------------      PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                                           SHARES        AMOUNT      CAPITAL        DEFICIT           EQUITY
                                                         ----------   ----------  ------------  ---------------   --------------
BALANCE, DECEMBER 31, 1995  . . . . . . . . . . . . . .  3,221,447    $      19   $    10,575   $       (6,486)   $       4,108
Shares issued in connection with exercise of warrants .    605,173            4         3,158              ---            3,162
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .       (187)         ---           ---              ---              ---
Shares issued in connection with exercise of warrants .    879,817            5         4,592              ---            4,597
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .        (92)         ---           ---              ---              ---
Net loss for year ended December 31, 1996 . . . . . . .        ---          ---           ---              (54)             (54)
                                                         ----------   ----------  ------------  ---------------   --------------
BALANCE, DECEMBER 31, 1996  . . . . . . . . . . . . . .  4,706,158           28        18,325           (6,540)          11,813
Additional shares issued in connection with public
  offering at $14.00 per share, net of issuance costs    1,380,000            9        17,460              ---           17,469
Shares issued in connection with exercise of stock
  options . . . . . . . . . . . . . . . . . . . . . . .      6,666          ---             3              ---                3
Net loss for nine months ended September 30, 1997 . . .        ---          ---           ---           (2,550)          (2,550)
                                                         ----------   ----------  ------------  ---------------   --------------
BALANCE, SEPTEMBER 30, 1997   . . . . . . . . . . . . .  6,092,824    $      37   $    35,788   $       (9,090)   $      26,735
                                                         ==========   ==========  ============  ===============   ==============


                See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               -------------------------------
                                                                                     1997            1996
                                                                               --------------    -------------
OPERATING ACTIVITIES:
   Net (loss) income                                                             $    (2,550)    $      378
   Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .            161             39
   Changes in assets and liabilities:
   Royalties and fees receivable  . . . . . . . . . . . . . . . . . . . . . .           (129)          (341)
   Prepaid expenses and sundry  . . . . . . . . . . . . . . . . . . . . . . .            (66)           (74)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (592)           ---
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            348           (328)
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            213            127
   Accrued expenses and sundry liabilities  . . . . . . . . . . . . . . . . .            230           (149)
                                                                               --------------    -------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .         (2,385)          (348)
                                                                               --------------    -------------
INVESTING ACTIVITIES:
   Short-term investments -- acquisitions . . . . . . . . . . . . . . . . . .           (969)       (12,097)
   Short-term investments -- redemptions  . . . . . . . . . . . . . . . . . .          7,994         10,355
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .           (530)           (82)
                                                                               --------------    -------------
Net cash provided by (used in) investing activities . . . . . . . . . . . . .          6,495         (1,824)
                                                                               --------------    -------------
FINANCING ACTIVITIES:
   Net proceeds from sale of common stock . . . . . . . . . . . . . . . . . .         17,566            ---
   Exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---          3,376
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .              3            ---
   Addition repayment of  long-term debt  . . . . . . . . . . . . . . . . . .            (11)          (297)
                                                                               --------------    -------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .         17,558          3,079
                                                                               --------------    -------------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .         21,668            907
Cash and cash equivalents--beginning  . . . . . . . . . . . . . . . . . . . .          4,494            420
                                                                               --------------    -------------
Cash and cash equivalents--ending . . . . . . . . . . . . . . . . . . . . . .  $      26,162     $    1,327
                                                                               ==============    =============



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

NOTE 3 -- INVENTORIES

   At September 30, 1997, inventories are stated at the lower of cost (first-in, first- out basis) or market and consists principally of raw materials.


NOTE 4 -- NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period and the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to purchase additional shares at market value. For the nine and three months ending September 30, 1997, the effect of stock options and warrants is not included because it would be anti-dilutive.

NOTE 5 -- INCOME TAXES

   At September 30, 1997, the Company has net operating loss carryforwards of approximately $6,500,000 for income tax purposes, available to reduce future taxable income, expiring from 2000 through 2012. Federal income taxes normally provided for income have been offset by the effect of the reduction of the valuation allowance for the nine and three months ended September 30, 1996.

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

   In December 1991, Bristol-Myers Squibb Company ("BMS") received marketing approval from the FDA for a nasal formulation of Stadol NS(TM), a narcotic
analgesic, which was sublicensed to BMS by the Company.   Since 1992, the
Company received royalties from BMS, and these royalties represent a
significant portion of revenues for the Company.   Stadol NS(TM) has been
classified by the FDA as a scheduled drug, which could negatively affect future sales by BMS and royalties to the Company.

   In November 1996, the Company received FDA marketing clearance for Nascobal(TM), its vitamin B-12 nasal gel. In July 1997, the Company entered into an exclusive licensing agreement in the U.S. with Schwarz Pharma, Inc. and commenced the launch of Nascobal(TM) in the U.S. in October, 1997. The Company will receive royalties on domestic sales of Nascobal(TM), including a minimum royalty in 1998, and a manufacturing profit on its transfer of the product to Schwarz Pharma Inc.

   During the last quarter, the Company has continued to refine its product development pipeline. To date it has three compounds in active development, including one with a major pharmaceutical company. In addition, the Company is considering two to four other compounds for future R&D activity. In the past, the Company's product development strategy has generally been to seek strategic alliances in order to minimize the risk, time and cost typically associated with the early stages of commercializing a family of pharmaceuticals. The Company believes it is now able to leverage its product development experience and broad product pipeline to pursue internally funded development projects. The Company believes that postponing the establishment of strategic alliances until later stages of product development will allow the Company to negotiate more favorable collaborative agreements and retain product rights. Therefore, the Company intends to commit significant financial resources to research and development with the goal of achieving greater economic benefit from product sales.

   On February 11, 1997, the Company changed its year end from September 30 to December 31.

RESULTS OF OPERATIONS

   Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

   Revenues.   Revenues for the nine months ended September 30, 1997 increased by $669,000 to $4,051,000, or 20%, more than such revenues for the nine months ended September 30, 1996. This increase was due to decreases in license fee, royalty and research income, which for the nine months ended September 30, 1997 decreased by $194,000 to $2,972,000, or 6%, less than such income for the nine months ended September 30, 1996 which were more than offset by an increase in interest income. The license fee, royalty and research income decrease primarily was due to a decrease in research income of approximately $130,000. Royalty income received from BMS for the current the nine-month period decreased by $26,000 to $2,848,000, from such income for the similar period in 1996. Interest income for the current nine-month period increased by $863,000 to $1,079,000, or 400%, compared to such income for the similar period in 1996 due to an increase in the amount of excess funds invested from proceeds received from the 1997 public offering and exercise of warrants from the 1993 offering.

   Research and development expense. In the nine months ended September 30, 1997, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for its products in development. Research and development expense for the nine months ended September 30, 1997 increased by $1,985,000 to $2,785,000, or 248%, over such expense for the nine months ended September 30, 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

   Royalties expense.   Royalties expense for the nine months ended September
30, 1997 decreased by $19,000 to $1,394,000, or 1%, from such expense for the nine months ended September 30, 1996. Such decrease was due to the decrease in royalties paid by the Company to the University of Kentucky Research Foundation ("UKRF") in connection with sales of Stadol NS(TM) by BMS. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company from BMS. Accordingly, royalties expense payable to the UKRF increases or decreases approximately in proportion to royalty income received from BMS.

   Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 1997 increased by $1,129,000 to $1,249,000, or 941%, as compared to the 1996 period primarily as a result of expenses associated with the planned launch of the Company's Nascobal(TM) product. As a result of the licensing agreement with Schwarz Pharma Inc. noted above, however, the Company anticipates that sales and marketing expense will decrease during the remainder of 1997. Sales and marketing costs also include expenses incurred related to development of the Company's collaborative agreements.

   General and administrative expense. General and administrative expense for the nine months ended September 30, 1997 increased by $526,000 to $1,168,000, or 82% over such expense for the nine months ended September 30, 1996 due to increased staffing costs and other support costs associated with the accelerated development of the Company's nasal pharmaceutical formulations and strategic planning.

RESULTS OF OPERATIONS

   Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

   Revenues. Revenues for the three months ended September 30, 1997 increased by $246,000 to $1,408,000, or 21%, more than such revenues for the three months ended September 30, 1996. This increase was due to decreases in license fee, royalty and research income, which for the three months ended September 30, 1997 decreased by $33,000 to $1,026,000, or 3%, less than such income for the three months ended September 30, 1996 offset by an increase in interest income. Royalty income received from BMS for the current three-month period decreased by $47,000, or 5%, to $919,000, from such income for the similar period in 1996. Interest income for the current three-month period increased by $279,000 to $382,000, or 271%, compared to such income for the similar period in 1996 due to an increase in the amount of excess funds invested from proceeds received from the 1997 public offering and exercise of warrants from the 1993 offering.

   Research and development expense. In the three months ended September 30, 1997, the Company continued to conduct pharmaceutical and pharmacological research and assemble the technical and reference data required to gain marketing approval from the appropriate regulatory agencies for its products in development. Preclinical and clinical research and development expense for the three months ended September 30, 1997 increased by $920,000 to $1,261,000, or 270%, over such expense for the three months ended September 30, 1996. Such increase was due to the execution of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

   Royalties expense. Royalties expense for the three months ended September 30, 1997 decreased by $25,000 to $449,000, or 5%, from such expense for the three months ended September 30, 1996. Such decrease was due to the decrease in royalties paid by the Company to the UKRF in connection with sales of Stadol NS(TM) by BMS. Pursuant to a separate license agreement between the Company and UKRF, the Company pays UKRF royalties based on royalty income received by the Company from BMS. Accordingly, royalties expense payable to the UKRF increases or decreases approximately in proportion to royalty income received from BMS.

   Sales and Marketing. Sales and marketing expense for the three months ended September 30, 1997 increased by $465,000 to $492,000, or 1,722%, as compared to the 1996 period primarily as a result of expenses associated with the planned launch of the Company's Nascobal(TM) product. As a result of the licensing agreement with Schwarz Pharma Inc. noted above, however, the Company anticipates that sales and marketing expense will decrease during the
remainder of 1997.   Sales and marketing costs also include expenses incurred
related to development of the Company's collaborative agreements.

   General and administrative expense.   General and administrative expense for
the three months ended September 30, 1997 increased by $252,000 to $483,000, or 109% over such expense for the three months ended September 30, 1996 due to increased staffing costs and other support costs associated with the accelerated development of the Company's nasal pharmaceutical formulations and strategic planning.


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1997, the Company's liquidity included cash and cash equivalents of $26.2 million compared to cash and cash equivalents and short term investments of $11.5 million at December 31, 1996. These amounts consisted primarily of the funds received from the 1997 public offering and the exercise of warrants outstanding from the Company's December 1993 public offering. Royalties and fees receivable at September 30, 1997, consists principally of royalty income receivable from BMS.

   The Company anticipates that the availability of funds provided by the net royalties received from BMS, revenues expected from the sales of Nascobal(TM), as well as the liquidity provided by the public offerings noted above will be used for (i) research and development, including clinical trials, (ii) capital expenditures, principally for manufacturing, (iii) license or acquisition of products and technologies for product development and (iv) working capital and other general corporate purposes.

   At September 30, 1997, the Company had working capital of $26.0 million. Management anticipates that its current cash position, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the financial Account Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's financial statements.

                          PART II - OTHER INFORMATION


ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             NONE

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of Hauppauge, State of New York, on November 12, 1997.

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