Form 10-K405
period 1997-12-31
NASTECH PHARMACEUTICAL CO INC
filed 1998-03-31
CIK 737207

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                      For the year ended December 31, 1997



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998 based upon the closing price on that date, on the Nasdaq National Market, was approximately $70,034,000.

As of February 28, 1998, there were 6,107,020 shares of the registrant's $.006 par value common stock outstanding.





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

OVERVIEW

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability, therapeutic or patient compliance limitations that may be improved with a preferred delivery system.

         The Company's first commercially available pharmaceutical is a prescription pain reliever marketed as Stadol(R) NS(TM) by Bristol-Myers Squibb ("BMS"). Stadol NS is the only transnasal narcotic analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Stadol NS provides significant advantages over the only alternative delivery method for this drug, injection, including patient self-administration, increased patient compliance, cost containment and the additional indication of usage, migraine headache pain. Similarly, Nascobal(TM) (Cyanocobalamin, USP) Gel for Intranasal Administration, the Company's nasal Vitamin B-12 product, provides both therapeutic and patient benefits over injectable therapy for chronic Vitamin B-12 deficiency anemia. Nascobal(TM), which was independently developed by the Company, was cleared for marketing by the FDA on November 5, 1996. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz Pharma, Inc. ("Schwarz") and the product was commercially launched in October, 1997. In addition to these approved drugs, the Company's pipeline includes eight drugs, four of which are being developed under collaborative agreements with other pharmaceutical companies.

INDUSTRY OVERVIEW

         The Company participates in the drug delivery industry estimated at $12 billion, a subset of the pharmaceutical industry. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods or routes of delivery include improved versions of traditional methods of drug delivery as well as expanded technologies and systems with novel routes of administration, such as the Company's nasal delivery, new oral sustained and controlled release delivery systems, oral mucosal administration, transdermal systems and pulmonary administration. Among the principal reasons for the development of new methods of drug delivery is the facilitation of the introduction of a pharmaceutical agent into a patient or consumer in a manner that provides greater safety and efficacy, lower side effect profile, improved patient compliance and greater economy than conventional methods.

         The nasal delivery of certain drugs offers significant advantages over other methods of delivery. These advantages may include: (i) rapid systemic absorption; (ii) lower required dosages, resulting in lower levels of metabolites and less severe side effects; (iii) more rapid onset of desired therapeutic effects and more desirable blood profiles; (iv) convenient self-administration by patient; (v) improved patient compliance; and (vi) improved pharmacoeconomics. The Company believes that due to these advantages of nasal delivery, significant opportunities exist to address the limitations of currently available delivery forms for certain drugs.

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

         The Company believes that changes in the economics of healthcare in the past several years have created a need for alternative drug delivery methods, including nasal administration. Due to managed care policies and increased competition from manufacturers of generic drugs, drug companies are faced with difficulties in raising prices and overall margin pressure. The Company's nasal drug delivery technology provides traditional large pharmaceutical companies with a preferred delivery method that may improve and differentiate existing pharmaceutical products, make new indications possible and provide proprietary protection, thereby reducing competition from manufacturers of generic drugs. As a result of these industry trends, the Company believes that large pharmaceutical companies will increasingly seek to establish collaborative agreements with drug delivery specialists.

BUSINESS STRATEGY

         The Company's business strategy is to become a leading drug delivery specialist by expanding the applications of nasal drug delivery in the prescription and over-the-counter markets. The Company's strategy incorporates pursuing development and commercialization of its proprietary technology and developing collaborative R&D activities with pharmaceutical companies.

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

         Leverage Strategic Alliances.   Where appropriate, the Company seeks
to establish domestic and international relationships with major pharmaceutical companies for the marketing and distribution of certain of the Company's products or technology. This approach allows the Company to devote its resources to the further development of its technology while leveraging the established sales and marketing capabilities of such collaborative partners. The Company currently has collaborative agreements with BMS, Schwarz, Meda AB, RiboGene, Pfizer, DuPont Merck and Novartis and will continue to pursue additional partners where appropriate.

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

         The Company's current agreement with BMS provides for the sales and marketing of its first product, Butorphanol Tartrate nasal spray, a pain reliever marketed as Stadol NS. In November 1996, the Company received marketing clearance from the FDA for Nascobal(TM), the Company's nasal gel for the treatment of chronic Vitamin B-12 deficiency anemia. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz and the product was commercially launched in October, 1997. The following chart summarizes the Company's current products and product pipeline:

                        NASTECH CURRENT PRODUCT PIPELINE

                                                             TRADITIONAL
                                   THERAPEUTIC                DELIVERY
            DRUG                    CATEGORY                   METHOD                 STATUS (1)                  PARTNER
   ----------------------  --------------------------   -------------------  ---------------------------  -------------------
     Stadol(R) NS(TM)       Narcotic Analgesic            Injection            Marketing (2)                 BMS

     Nascobal(TM)           Vitamin/Anti-Anemia           Injection            Marketing (2)                 Schwarz, Meda

     Metoclopramide         Anti-Nausea/Anti-Emetic       Injection/Oral       Phase III (2)                 RiboGene

     Scopolamine            Anti-Motion Sickness          Patch/Injection      Phase II                      Schwarz

     Doxylamine             Sleep-Aid                     Oral                 Phase I                       Pfizer

     Buprenorphine          Narcotic Analgesic            Injection            Phase I

     Propranolol            Beta-Blocker/Migraine         Injection/Oral       Phase I (2)                   RiboGene

     Ranitidine             Gastrointestinal Relief       Injection/Oral       Preclinical

     Clemastine             Antihistamine                 Oral                 Preclinical

     Nalbuphine             Narcotic Analgesic            Injection            Formulation Development (2)   DuPont Merck


(1) See "-- Government Regulation" for a description of the different stages of development.
(2) Marketing or development activities performed by collaborative partners.


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

Approved and Marketable Products

         STADOL(R) NS(TM) (BUTORPHANOL TARTRATE NASAL SPRAY) -- Narcotic
analgesic for acute pain.   Stadol NS is the only transnasal narcotic analgesic
therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol NS, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since

1992, as compared to the injectable formulation. Stadol NS is currently marketed by BMS under an agreement that generates quarterly royalties to the Company. Stadol NS has recently been classified by the FDA as a Schedule IV substance under the Controlled Substances Act which may negatively affect future sales by BMS and royalties to the Company.

         NASCOBAL(TM) (CYANOCOBALAMIN, USP) GEL FOR INTRANASAL ADMINISTRATION --
For Vitamin B-12 deficiency anemia.   Nascobal(TM) may replace inconvenient,
painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal(TM) is a more convenient, painless, self-administered weekly therapy, which the Company believes will result in improved patient compliance. On November 5, 1996, the Company received marketing clearance from the FDA for this product. The Company independently developed Nascobal(TM) through FDA marketing clearance, and presently manufactures this product for Schwarz. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz and the product was commercially launched in October, 1997.

Products Under Development

         All of the pharmaceutical products currently being considered by the Company for nasal delivery are commercially available and have received FDA marketing approval in non-nasal dosage forms. Consequently, preliminary testing by the Company is designed only to determine the suitability of the drug for nasal delivery.

         In selecting compounds to develop, the Company considers drugs which may benefit significantly from the advantages of transnasal delivery. The Company also targets pharmaceuticals which may benefit in the form of increased market size as a result of the switch to a transnasal formulation.

         The Company has filed five Notices of Claimed Investigational Exemption for a New Drug ("INDs") for the following products in the Company's product pipeline of nasally delivered pharmaceutical agents: Scopolamine (anti-motion sickness); Buprenorphine (narcotic analgesic); Metoclopramide (anti-nausea/anti-emetic); Propranolol (beta-blocker/migraine); and Doxylamine (sleep-aid).

Products currently under development are as follows:
         .
         SCOPOLAMINE HYDROBROMIDE -- Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. The drug is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop(R) by Ciba Self-Medication Inc. As a patch dosage form, Transderm Scop(R) must be applied to the skin at least 4 hours before the antiemetic effect is required and is programmed to deliver drug over a three day period. The Company believes that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action measured in minutes, rather than hours, allowing for both prevention and treatment of motion sickness. In February 1997 the sponsorship of the nasal scopolamine hydrobromide IND was transferred from NASA to the Company. The Company is conducting the required formulation, preclinical and clinical development activities in support of an NDA filing. In December 1997, the Company entered into an agreement with Schwarz for U.S. marketing rights.

         METOCLOPRAMIDE HCL -- Anti-nausea/anti-emetic.   Metoclopramide HCl is
an anti-nausea/anti-emetic agent indicated for the treatment of nausea and vomiting due to emetogenic cancer chemotherapy. In its oral and injectable dosage forms, it is commonly known as Reglan(R) which is marketed by A. H. Robins Company Inc. The Company believes that a self-administered nasal dosage form will provide a patient friendly alternative to injections, which are inconvenient and painful, and to oral doses, which are often difficult to swallow when nauseous. RiboGene has conducted Phase III clinical trials under an agreement that provides for certain minimum royalties to the Company beginning in 1998, in addition to royalties based on net sales if and when Metoclopramide HCl is cleared for marketing.

         DOXYLAMINE SUCCINATE -- Sleep-aid.   Doxylamine Succinate is an
ethanolamine derivative antihistamine used as a nighttime sleep aid in the short-term management of insomnia. In its traditional oral dosage form it is commonly known as Unisom(R), which is marketed by Pfizer. The Company believes that a nasal dosage form will provide rapid systemic absorption, may minimize side effects including morning drowsiness and will be convenient for the consumer to administer. In June 1995, the results of certain pre-clinical studies and additional support documentation were compiled and submitted with the Company's IND to the FDA. The Company has conducted initial Phase I human trials to screen formulations for optimal clinical effect. In Phase I absorption trials, the Company's proprietary nasal formulation showed significantly faster peak blood levels when compared to the traditional oral dosage form. The clinical study program is continuing to date. In December 1997, Pfizer exercised its option for an exclusive worldwide license to manufacture and market the Company's intranasal Doxylamine Succinate.

         BUPRENORPHINE HCL -- Narcotic analgesic.   Buprenorphine HCl is a
narcotic agonist-antagonist analgesic indicated for the relief of moderate to severe pain. In its injectable dosage form, it is commonly known as Buprenex(R), which is marketed by Reckitt & Colman Pharmaceutical, Inc. The only method currently approved by the FDA for administering Buprenorphine HCl is by injection. The Company believes that a nasal dosage form will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for quick pain relief. In 1997, the Company successfully filed an IND for the nasal delivery of this pharmaceutical agent.

         PROPRANOLOL HCL -- Beta-blocker/migraine.   Propranolol HCl is a
non-selective beta-blocker indicated for the treatment of hypertension, angina pectoris, cardiac arrhythmias, myocardial infarction and prophylaxis of migraine headache. In its oral and injectable dosage forms, it is marketed as Inderal(R) by American Home Products. The Company believes that a nasal dosage form would be rapid acting, effective and convenient to use and carry for self-administration. RiboGene has conducted Phase I clinical trials under an agreement that provides for royalties based on net sales if and when Propranolol HCl is cleared for marketing, in addition to the payment of all patent maintenance and other fees.

         RANITIDINE HCL -- H-2 antagonist. Ranitidine HCL is a histamine H-2 receptor antagonist used to provide short-term symptomatic relief of gastroesophageal reflux (e.g., heartburn, acid indigestion) and for the treatment of pathologic gastrointestinal (GI) hypersecretory conditions (e.g., Zollinger-Ellison syndrome, systemic mastocytosis, postoperative hypersecretion, "short-gut" syndrome). In addition, the drug is used for the treatment of duodenal ulcer, gastric ulcer and errosive esophagitis. In its traditional oral and injectable dosage forms it is commonly known as Zantac(R), which is marketed by Glaxo Wellcome. The Company believes that a self-administered nasal dosage form may provide a more rapid onset of GI relief and may be a valued alternative to the oral dosage form, which is often difficult to swallow during GI distress, and to injections which are inconvenient and painful. In 1997, the Company commenced a research and development program to begin generating the necessary informational and preclinical data for the filing of an IND for the nasal delivery of this drug product.

         CLEMASTINE FUMARATE -- Antihistamine.   Clemastine Fumarate is an
antihistamine indicated for the treatment of seasonal allergic rhinitis. In its oral dosage form, it is commonly known as Tavist(R), which is marketed by Sandoz Pharmaceuticals Corporation ("Sandoz"). The Company believes that a nasal dosage form will provide rapid systemic absorption as well as local effect for the relief of symptoms. In the past year, the Company completed a preliminary research and development program which generated the necessary information and preclinical data for the filing of an IND for the nasal delivery of this drug product.

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

Other Products and Research Activities

         In addition to the products contained in the Company's product development pipeline, the Company is frequently presented with opportunities to evaluate the feasibility of a given compound for nasal delivery and to develop new product concepts. In this regard the Company's ongoing preclinical research and development activities focus on the utilization, optimization or modification of the Company's core nasal drug delivery technologies for use with specific drugs or therapies. Among other projects, the Company has explored the feasibility of utilizing its technologies in several smoking cessation compounds, including Nicotine and Lobeline. The Company also is in the process of evaluating several compounds in their nasal delivery form for pain management, such as morphine and oxymorphone.

         The Company also intends to leverage its core technologies by collaborating with other pharmaceutical and bio-tech companies which have late stage product concepts or developed pharmaceuticals that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent the Company believes that (i) the project is feasible, (ii) the potential product resulting from the development program would have significant market potential, and (iii) favorable economic arrangements can be obtained. In connection with such development programs, the Company will seek milestone payments for the development cycle, payment of certain expenses incurred by the Company, manufacturing rights, if applicable, and a royalty.

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

         The Company's current strategic alliances are as follows:

         BRISTOL-MYERS SQUIBB COMPANY -- In January 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the "BMS Agreement"). The Company must pay a percentage of these royalties to the University of Kentucky Research Foundation ("UKRF") under the Company's separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is coextensive with the Company's licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product and quarterly royalty payments to the Company by BMS are continuing.

         PFIZER INC. -- In December 1996, the Company entered into an Evaluation and Option Agreement with Pfizer to conduct a drug delivery feasibility study with respect to Doxylamine Succinate (the "Doxylamine Agreement"). In its traditional oral dosage form, Doxylamine Succinate is currently marketed by Pfizer as Unisom(R). Pursuant to the Doxylamine Agreement, the Company is to design, undertake and complete a clinical research program for the nasally delivered product. During the course of the clinical research program, the Company will be reimbursed for certain development expenses. In December 1997, Pfizer exercised its option for an exclusive world wide license to manufacture and market nasal Doxylamine. Pursuant to the definitive licensing agreement, Pfizer has agreed to pay the company a royalty on the net sales of such product based upon the product's classification as either an OTC or prescription product.

         SCHWARZ PHARMA -- In July 1997, the Company exclusively licensed to Schwarz the right to market the Company's Nascobal(TM) (Cyanocobalamin, USP) Gel for Intranasal Administration in the U.S. The Company retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz. Pursuant to the agreement the Company will receive royalty payments from Schwarz based upon the net sales of Nascobal(TM). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

         In December 1997 the Company exclusively licensed to Schwarz the right to market the Company's intranasal scopolamine gel in the U.S. Under the terms of the agreement, the Company will receive royalty and manufacturing payments from Schwarz. In addition, Schwarz will make milestone payments to the Company estimated to be in excess of $5 million upon the achievement of certain development milestones.

          MEDA AB -- In September 1997, the Company entered into an Agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(TM) in Sweden, Denmark, Norway and Finland. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal(TM) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

         RIBOGENE, INC. -- (as successor in interest to Rugby Laboratories Co., Inc. and Darby Pharmaceuticals, Inc.) In June 1987, the Company entered into a license agreement wherein RiboGene, as successor in interest, is the Company's sole and exclusive worldwide licensee for the manufacture, distribution and marketing of the nasal dosage form of Propranolol HCl for the life of the Company's U.S. patent covering the nasal route of administration for that drug (the "Propranolol Agreement"). If and when nasal Propranolol HCl is approved for marketing and commercialized, the Company will receive royalties based upon net sales of the product. The Company must pay a percentage of these royalties to UKRF under the Company's separate license agreement with UKRF. In addition, RiboGene is obligated to pay all patent maintenance fees with respect to Propranolol HCl and pay certain other fees thereunder. RiboGene can terminate the Propranolol Agreement at any time.

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

         THE DUPONT MERCK PHARMACEUTICAL COMPANY -- In June 1994, the Company exclusively sublicensed to DuPont Merck its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Nalbuphine HCl, in exchange for which DuPont Merck agreed to pay the Company a royalty based on the net sales of such product (the "DuPont Merck Agreement"). The Company must pay a percentage of these royalties to UKRF under the Company's separate licensing agreement with UKRF. Nalbuphine HCl is a synthetic narcotic analgesic agent indicated for the relief of moderate to severe pain. The DuPont Merck Agreement is limited to the countries of Canada and Mexico and is coextensive with the Company's licensed patent rights to nasal Nalbuphine HCl in those countries. The nasal Nalbuphine HCl patent expires in the year 2001 in Canada, subject to any right of extension or renewal. The Mexican patent for nasal Nalbuphine HCl is currently pending.
The DuPont Merck Agreement may be terminated by DuPont Merck at any time upon 60 days written notice to the Company.

PATENTS AND PROPRIETARY RIGHTS

         The Company pursues a strong policy of obtaining patent protection in both the United States and selected foreign jurisdictions. The Company has been granted five U.S. patents and has four pending U.S. patent applications. One patent has been assigned to RiboGene for Metoclopramide HCl and another covering Propranolol HCl has been exclusively licensed to RiboGene. The primary technology protected by the Company's patent and proprietary rights relates to the nasal administration of various compositions and compounds.
Both the compositions and compounds and the method of nasal administration of such compositions and compounds are protected. Approximately 65 compositions and compounds are covered by U.S. patents and corresponding foreign patents and applications held by or licensed to the Company. Fifteen additional compositions are disclosed in pending U.S. patent applications.

         The establishment of a strong proprietary position is an important element of the Company's strategy, as the pharmaceuticals to which the Company has proprietary rights for nasal delivery have been commercially available in traditional oral or injectable forms for many years and have been approved for use by those delivery methods by the FDA.

          In June 1983, the Company entered into an agreement with the University of Kentucky Research Foundation and Dr. Anwar Hussain ("UKRF Agreement"), pursuant to which the Company obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how (collectively the "UKRF Information") pertaining to the nasal delivery of the following drugs:

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

          In December 1996, the Company entered into a Development and License Agreement with DynaGen whereby the Company acquired an exclusive worldwide license for the development, manufacture, distribution or use of Lobeline via the nasal membrane for the treatment of nicotine addiction (the "Lobeline License"). The Lobeline License is subject to the satisfactory completion of certain milestones set forth in a development program.

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

         The Company pursues a general policy of obtaining patent protection in both the U.S. and selected foreign jurisdictions for patentable subject matter. In 1986 and 1988, U.S. patents were issued to the Company describing and claiming nasal delivery of a variety of antihistamine, anti-nausea and anti-emetic pharmaceutical agents including Meclizine and Metoclopramide, as well as nasal compositions containing Vitamin B-12 and caffeine. Corresponding or related patent applications for most of these pharmaceutical agents were filed in several foreign countries.

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

MANUFACTURING

         The Company has established internal manufacturing capabilities for clinical trials and commercial quantities of its products and currently manufactures Nascobal(TM) at its current facilities. All of the Company's products for clinical and commercial use must be produced under controlled conditions and under current FDA GMP. The Company's laboratory and manufacturing facilities are registered to operate by both the FDA and the New York State Board of Pharmacy thereby enabling the Company to manufacture and test its own pharmaceutical products. In order to insure continued compliance with GMP requirements, the Company is required to maintain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. Manufacturing facilities and laboratories are subject to biennial inspections by the FDA.

         In connection with the manufacturing of Nascobal, the Company entered into a filling and packaging agreement with a third party. In addition, contract manufacturing arrangements may be established with third parties in connection with collaborative agreements. The Company depends upon third parties to produce and deliver products in accordance with GMP. There can be no assurance that such parties will perform their obligations in a timely fashion and any failures by such third parties could cause a delay in clinical trials, commercialization of product, or ability to supply the market. The Company intends to expand its internal manufacturing, filling and packaging capabilities to reduce such reliance on third parties.

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

COMPETITION

         The Company is engaged in the pharmaceutical, drug delivery systems industry which is characterized by extensive research efforts, rapid technological progress and intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. At the present time, the Company does not know of another pharmaceutical company in the U.S. engaging exclusively in the development of drugs intended for nasal administration, but other pharmaceutical companies which are larger than the Company are known to be engaged in researching non-exclusively some nasally administered pharmaceuticals, and may be expected to enter this field if the nasal route ever becomes the method of choice for the administration of certain classes of drugs.

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

EMPLOYEES

         At February 27, 1998, the Company had 32 full-time employees, of whom 23 were engaged in research and development, including the Company's Chief Executive Officer and Executive Vice President of Research and Development, both of whom hold Ph.D. degrees in pharmaceutical sciences, as well as the Company's Director of Clinical Research. The balance of the Company's employees are engaged in administration and support functions.

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

ITEM 2 -         PROPERTY

         The Company leases approximately 10,000 square feet at 45 Davids Drive, Hauppauge, New York for its laboratory, manufacturing facility as well as its corporate and administrative offices. The lease provides for minimum annual rent of approximately $82,000 and expires in May 2000 with the Company having an option to renew for an additional five-year term at increased annual rental rates. The Company is also responsible for all utilities, maintenance, security and property tax increases. The Company is currently evaluating leasehold improvements to its current facility or entering into an agreement for additional lease space to accommodate expansion of its research and development and production activities.

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

                                                  SALE PRICE
                                            -----------------------
                        YEARS                   LOW         HIGH
              ----------------------------  ----------- -----------
               1997  QUARTER ENDED:
               -------------------
               December 31, 1997            $   10.25   $   16.13
               September 30, 1997                9.38       13.00
               June 30, 1997                     8.00       12.88
               March 31, 1997                    8.50       21.00

               1996  QUARTER ENDED:
               -------------------
               December 31, 1996                13.00       23.50
               September 30, 1996                9.50       15.00
               June 30, 1996                     8.25       13.00
               March 31, 1996                    8.25        9.87

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

ITEM 6 -         SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto. The statement of operations data for the year ended December 31, 1997, for the six months ended December 31, 1996 and each of the years in the four-year period ended June 30, 1996 and the balance sheet data as of December 31, 1997 and 1996 and June 30, 1996, 1995, 1994, and 1993 are derived from, and are qualified by reference to, the audited financial statements of the Company. The selected financial data for the year ended December 31, 1996 and the six months ended December 31, 1995 and for the year ended December 31, 1996 has been derived from unaudited financial statements of the Company which, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information for such period.

                      (In Thousands, Except Share Data)

                                                       YEAR ENDED
                                                       DECEMBER 31                             YEAR ENDED JUNE 30
                                              -----------------------------   ----------------------------------------------------
 STATEMENT OF OPERATIONS DATA:                     1997(1)          1996           1996         1995          1994         1993
                                              -------------    ------------   ------------  -----------  ------------  -----------
                                                                (UNAUDITED)
 Revenues:
   Product sales. .. . . . . . . . . . . . .   $       482      $      ---     $      ---    $     ---    $      ---   $      ---
   License fee, royalty and research income          3,647           3,987          3,629        2,684         2,107          856
   Interest income   . . . . . . . . . . . .         1,393             344            238          254            93            7
                                              -------------    ------------   ------------  -----------  ------------  -----------
     Total revenues  . . . . . . . . . . . .         5,522           4,331          3,867        2,938         2,200          863
                                              -------------    ------------   ------------  -----------  ------------  -----------
 Cost and expenses:
   Cost of product sales . . . . . . . . . .           454             ---            ---          ---           ---          ---
   Research and development  . . . . . . . .         4,600           1,494          1,164          882           504          444
   Royalties   . . . . . . . . . . . . . . .         1,586           1,649          1,677        1,251         1,041          311
   Sales and marketing   . . . . . . . . . .         1,723             169            128           50            10           10
   General and administrative  . . . . . . .         1,699           1,038            737          787           379          194
   Interest expense  . . . . . . . . . . . .             6              35             42           47            41           82
                                              -------------    ------------   ------------  -----------  ------------  -----------
     Total costs and expenses  . . . . . . .        10,068           4,385          3,748        3,017         1,975        1,041
                                              -------------    ------------   ------------  -----------  ------------  -----------
 Income (loss) before provision for income
   taxes   . . . . . . . . . . . . . . . . .        (4,546)            (54)           119          (79)          225         (178)
 Provision for income taxes  . . . . . . . .           ---             ---            ---          ---            17          ---
                                              -------------    ------------   ------------  -----------  ------------  -----------
 Net income (loss)   . . . . . . . . . . . .   $    (4,546)     $      (54)    $      199   $      (79)   $      208   $     (178)
                                              =============    ============   ============  ===========  ============  ===========
 Net income (loss) per common share-Basic  .   $      (.76)     $     (.01)    $      .04    $     (.03)  $      .09   $     (.13)
                                              =============    ============   ============  ===========  ============  ===========
 Net income (loss) per common share-Diluted    $      (.76)     $     (.01)    $      .03    $     (.03)  $      .08   $     (.13)
                                              =============    ============   ============  ===========  ============  ===========
 Average shares outstanding-share-Basic  . .     5,978,121       3,706,529      3,221,447     3,119,718    2,419,976    1,395,390
 Average shares outstanding-share-Diluted. .                                    4,297,536                  2,524,432

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31
                                                  ---------------------------
 STATEMENT OF OPERATIONS DATA:                         1996           1995
                                                  ------------   ------------
                                                                  (UNAUDITED)
 Revenues:                                         $      ---     $      ---
   Product sales . . . . . . . . . . . . . .
   License fee, royalty and research income             1,880          1,522
   Interest income   . . . . . . . . . . . .              231            125
                                                  ------------   ------------
     Total revenues  . . . . . . . . . . . .            2,111          1,647
                                                  ------------   ------------
 Cost and expenses:                                       ---            ---
   Cost of product sales . . . . . . . . . .
   Research and development  . . . . . . . .            1,035            705
   Royalties   . . . . . . . . . . . . . . .              710            738
   Sales and marketing   . . . . . . . . . .               76             35
   General and administrative  . . . . . . .              628            327
   Interest expense  . . . . . . . . . . . .               15             22
                                                  ------------   ------------
     Total costs and expenses  . . . . . . .            2,464          1,827
                                                  ------------   ------------
  Income (loss) before provision for income              (353)          (180)
   taxes   . . . . . . . . . . . . . . . . .
 Provision for income taxes  . . . . . . . .              ---            ---
                                                  ------------   ------------
 Net income (loss)   . . . . . . . . . . . .       $     (353)    $     (180)
                                                  ============   ============
 Net income (loss) per common share-Basic  .       $     (.08)    $     (.06)
                                                  ============   ============
 Net income (loss) per common share-Diluted        $     (.08)    $     (.06)
                                                  ============   ============
 Average shares outstanding-share-Basic  . .        4,191,600      3,221,447
 Average shares outstanding-share-Diluted  .



                                                  DECEMBER 31                       JUNE 30                         DECEMBER 31
                                            ---------------------  -----------------------------------------  ----------------------
BALANCE SHEET DATA:                          1997(2)     1996(2)    1996(2)      1995     1994(2)     1993       1996        1995
                                            ---------- ----------  ---------  ---------  ---------  --------  ---------  -----------
                                                                                                                         (UNAUDITED)
Working capital (deficit) . . . . . . . . . $  24,221  $  11,342   $  7,469   $  4,444   $  4,699   $  (222)  $  11,342  $   4,045
Total assets  . . . . . . . . . . . . . . .    27,371     12,894      9,367      6,035      6,002       746      12,894      5,616
Long-term debt  . . . . . . . . . . . . . .        15         27        136        349        452       566          27        182
Total stockholders' equity (deficit) . . .     24,929     11,813      7,569      4,288      4,309      (735)     11,813      4,108


-------------------------
     (1) During fiscal 1997, the Company began making shipments of Nascobal to Schwarz Pharma (see Note 8 to the Company's Financial Statements).

     (2) During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. During fiscal 1994 the Company completed a public offering of 742,500 units of common stock and warrants. For the periods ended December 31, 1996 and June 30, 1996, the Company received net proceeds of $4.6 million and $3.2 million, respectively, from the exercise of the warrants (see Note 4 to the Financial Statements).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that reflect the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, expectations with respect to FDA approval of new products, technology and product development milestones, the ability of the Company to manufacture and meet market demand for its products, the market acceptance of products under control of the Company's licensees, the ability of the Company to negotiate favorable collaborative agreements, the commencement of sales of new products, and the sufficiency of the Company's cash flow for future liquidity and capital resource needs. These factors, among others, could cause results to differ materially from those in the forward-looking statements. In addition, significant fluctuations in quarterly and fiscal operating results may occur as a result of varying milestone payments and the timing of costs and expenses related to the Company's research and development programs.

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability, therapeutic or patient compliance limitations that may be improved with a preferred delivery system.

         The Company receives licensing revenues on two commercial products - Stadol(R) NS(TM) and Nascobal(TM). Stadol NS, a narcotic analgesic for the treatment of moderate to severe pain and the acute pain of migraine, is currently marketed by BMS under an agreement that generates quarterly royalties to the Company. Stadol NS has recently been classified by the FDA as a
Schedule IV substance under the Controlled Substances Act which, among other factors, may negatively affect future sales by BMS and royalties to the Company. The Company anticipates that this negative effect may continue in the foreseeable future. In November 1996, the Company received marketing clearance from the FDA for Nascobal(TM), the Company's nasal gel for the treatment of chronic vitamin B-12 deficiency anemia. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz Pharma and commercially launched the product in October, 1997. Under the agreement, the Company will receive minimum royalty payments in 1998 of $2 million and retains global manufacturing rights. The Company relies on a contract service provider for the fill and packaging of this product in accordance with GMP.

         The Company's pipeline includes eight drugs under research and development. Historically, the Company's product development strategy has generally been to seek strategic alliances in order to minimize the risk, time and cost typically associated with the early stages of developing nasal pharmaceuticals. As part of a revised business strategy, the Company will typically postpone the establishment of strategic alliances until later stages of development in order to negotiate more favorable collaborative agreements and retain manufacturing rights. Consistent with this business strategy and at the time of conducting Phase II/III clinical trials, the Company entered into an exclusive licensing agreement in December 1997 with Schwarz Pharma to market in the U.S. the intranasal motion sickness product, scopolamine, for the prevention and treatment of motion sickness.

         The Company intends to commit significant financial resources in the future to internally fund certain research and development projects with the goal of achieving greater economic benefit from product sales. In addition, the Company's future profitability is primarily affected by, among others, the success of product sales by its licensees, its investment and achievement of milestones in research and development programs, regulatory uncertainties with respect to its filings with the FDA, and the success of its financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, the Company may not be profitable in calendar 1998.

         In  1996, the Company changed its year end from June 30 to December
31. The financial statements reflect an audited six month transition period ended December 31, 1996 and unaudited periods for the calendar year ended December 31, 1996 and six months ended December 31, 1995 for comparative purposes.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (unaudited):

         Revenues increased by $1,191,000, or 27%, to $5,522,000 as a result of the launch of the Company's product, Nascobal(TM), in October, 1997 and interest income on investments. Manufactured product sales and royalty income on sales of Nascobal(TM) totaled $747,000. Royalty income received from BMS on sales of Stadol NS decreased $118,000, or 4%, to $3,250,000. Other license fee, royalty and research income decreased by $487,000. Interest income increased by $1,049,000 to $1,393,000 and results primarily from the investment of the proceeds of a public offering of 1,380,000 shares of the Company's common stock in February, 1997.

         Total costs and expenses increased by $5,683,000, or 130%, to $10,068,000 in 1997. The details of the increase follow:

         Research and development expense increased by $3,106,000, or 208% to $4.6 million primarily as a result of the Company's clinical program for the intranasal motion sickness compound, scopolamine, the research and development of certain compounds in collaboration with other pharmaceutical companies, and the resulting increase in personnel and related expenses. The Company intends to pursue internally funded projects and anticipates that expenditures for research and development will continue to increase in 1998.

         The Company manufactures Nascobal(TM) exclusively for sale to Schwarz Pharma in the U.S. In 1997, the cost of product sales was $454,000.

         Royalties expense decreased by $63,000, or 4%, to $1,586,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to UKRF under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing expense increased by $1,554,000 to $1,723,000 primarily as a result of the marketing and related costs associated with the licensing of the intranasal products, Nascobal(TM) and scopolamine, an increase in services provided by outside business consultants, and the addition of personnel and related costs. The Company believes that sales and marketing expenses will decline in 1998.

         General and administrative expense increased by $661,000, or 64%, to $1,699,000 in 1997 as the Company enhanced its infrastructure to accommodate future product sales of Nascobal and its internal research and development programs. The increase arises primarily from an increase in personnel and related costs, an increase in professional fees and expenses related to systems and strategic planning, and certain mandatory regulatory costs associated with the Company's FDA-approved facility and prescription product, Nascobal(TM). As a percentage of total revenues, general and administrative expense increased to 31% in 1997 from 24% in 1996.

         Six Months Ended December 31, 1996 Compared to Six Months Ended December 31, 1995 (unaudited):

         Revenues increased by $464,000, or 28%, to $2.1 million primarily as a result of increases in license fee, royalty and research income, which increased by $358,000, or 24%, to $1.9 million. The increase was primarily due to research income related to development agreements with Pfizer Inc., Novaris and Sandoz. Royalty income received from BMS decreased $45,000, or 3%, to $1,457,000. This decrease is a result of a reduction in sales by BMS of Stadol NS in the quarter ended December 31, 1996 after significant increases in earlier periods due to special promotional activities by BMS. Interest income increased by $106,000, or 84%, to $231,000 due to excess funds invested from proceeds received from the exercise of warrants.

         Total costs and expenses increased by $637,000, or 35%, to $2,464,000 in 1996. The details of the increase follow:

         Research and development expense increased in 1996 by $329,000, or 47%, to $1,035,000 primarily as a result of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense decreased by $28,000, or 4%, to $710,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to UKRF.

         General and administrative expense increased by $301,000, or 92%, to $628,000. The increase arises primarily from increased staffing and consulting expenses related to strategic planning. As a percentage of revenues, general and administrative expense increased to 30% in 1996 from 20% in 1995.

Year Ended June 30, 1996 Compared To Year Ended June 30, 1995

         Revenues increased by $929,000, or 32%, to $3.9 million primarily as a result of increases in license fee, royalty and research income, which increased by $945,000, or 35%, to $3.6 million. The increase was primarily due to royalty income received from BMS on sales of Stadol NS. Royalty income received from BMS increased $883,000, or 35%, to $3.4 million. This increase was offset in part by a decrease of $97,000 to $19,000 for royalty income received from the marketing of the licensed non-prescription Vitamin B-12 nasal gel by Nature's Bounty, Inc. Interest income decreased by $16,000, or 6%, to $238,000 due to changed interest rates and reduction in the amount of excess funds invested.

         Total costs and expenses increased by $731,000, or 24%, to $3,748,000 in fiscal 1996. The details of the increase follow:

         Research and development expense increased in fiscal 1996 by $282,000, or 32%, to $1.2 million primarily as a result of the Company's strategy to accelerate development of its nasal pharmaceutical formulations.

         Royalties expense increased by $426,000, or 34%, to $1.7 million as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to UKRF.

         General and administrative expense decreased by $50,000, or 6%, to $737,000. As a percentage of revenues, general and administrative expense decreased to 19% for fiscal 1996 from 27% for fiscal 1995. This improvement was due to the leveraging of the Company's infrastructure as revenues increased significantly.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, the Company's liquidity included cash and cash equivalents of $25.3 million compared to $11.5 million at December 31, 1996. These consisted primarily of the funds related to public offerings. As a result of these offerings, the Company has budgeted an increase in its research and development efforts and related general and administrative support.

         At December 31, 1997, the Company had working capital of $24.2 million. Management anticipates that its current cash position, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

         The Company is currently analyzing the potential impact of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. The Company's general ledger system is currently Year 2000 compliant. The Company is studying the impact of the Year 2000 problem on other aspects of its business and as of December 31, 1997 this impact on the future financial position, operating results, and cash flows of the Company is not determinable.

NEW REPORTING PRONOUNCEMENTS

         The Company will implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132. Employers' Disclosures about Pensions and Other Post-retirement Benefits which require the Company to report and display certain information related to comprehensive income, operating segments, and employee benefits plans, respectively, as required in 1998. Adoption of these statements will not impact the Company's financial position or results of operations.

INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Balance Sheets at December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         Statements of Operations for the years ended December 31, 1997 and December 31, 1996
             (unaudited), six months ended December 31, 1996 and  December 31, 1995 (unaudited) and for the years ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
         Statements of Stockholders' Equity for the years ended December 31, 1997 and December 31, 1996
            (unaudited), six months ended December 31, 1996 and December 31, 1995 (unaudited) and for the years ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         Statements of Cash Flows for the years ended December 31, 1997 and December 31, 1996 (unaudited), six months ended December 31, 1996 and December 31, 1995 (unaudited) and for the years ended
            June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   Nastech Pharmaceutical Company Inc.

We have audited the accompanying balance sheets of Nastech Pharmaceutical Company Inc. (the Company) as of December 31, 1997 and 1996 and related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the six-month period ended December 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and the six-month period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in 1996.




                                                           KPMG PEAT MARWICK LLP




Jericho, New York
March 13, 1998

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and
   Board of Directors
   Nastech Pharmaceutical Company Inc.

         We have audited the accompanying statements of operations, stockholders' equity and cash flows of Nastech Pharmaceutical Company Inc. for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         In our opinion, the aforementioned financial statements present fairly, in all material respects, the results of its operations and cash flows of Nastech Pharmaceutical Company Inc. for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.




                                    ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP




August 15, 1996
New York, New York

ITEM 8 -         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1997             1996
                                                                  -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . .     $     25,294     $      4,494
   Short-term investments . . . . . . . . . . . . . . . . . .              ---            7,024
   Account receivable . . . . . . . . . . . . . . . . . . . .              482              ---
   Royalties and fees receivable  . . . . . . . . . . . . . .              455              798
   Inventories  . . . . . . . . . . . . . . . . . . . . . . .              370              ---
   Prepaid expenses and sundry  . . . . . . . . . . . . . . .               47               80
                                                                  -------------    -------------
         Total current assets . . . . . . . . . . . . . . . .           26,648           12,396
                                                                  -------------    -------------
Property and equipment  . . . . . . . . . . . . . . . . . . .            1,010              513
   Less: Accumulated depreciation and amortization  . . . . .              302              128
                                                                  -------------    -------------
         Property and equipment, net  . . . . . . . . . . . .              708              385
                                                                  -------------    -------------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .               15              113
                                                                  -------------    -------------
         Total assets                                             $     27,371     $     12,894
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . .     $      1,497     $        587
   Royalties payable  . . . . . . . . . . . . . . . . . . . .              191              236
   Accrued expenses and sundry liabilities  . . . . . . . . .              726              216
   Current maturities of long-term debt . . . . . . . . . . .               13               15
                                                                  -------------    -------------
         Total current liabilities                                       2,427            1,054
                                                                  -------------    -------------
Long-term debt, net of current maturities . . . . . . . . . .               15               27
                                                                  -------------    -------------
Stockholders' equity:
   Common stock, $0.006 par value; authorized:  25,000,000
      shares; issued and outstanding:  6,101,020 and 4,706,158
      shares at December 31, 1997 and 1996, respectively. . .               37               28
   Additional paid-in capital . . . . . . . . . . . . . . . .           35,978           18,325
   Accumulated deficit  . . . . . . . . . . . . . . . . . . .          (11,086)          (6,540)
                                                                  -------------    -------------
         Total stockholders' equity . . . . . . . . . . . . .           24,929           11,813
                                                                  -------------    -------------
         Total liabilities and stockholders' equity . . . . .     $     27,371     $     12,894
                                                                  =============    =============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)

                                                       YEARS ENDED                  YEARS ENDED                 SIX MONTHS ENDED
                                               ----------------------------  ---------------------------  --------------------------
                                                 DEC. 31,       DEC. 31,      JUNE 30,        JUNE 30,       DEC. 31,      DEC. 31,
                                                   1997           1996          1996           1995           1996          1995
                                              -------------  ------------- -------------  -------------  ------------  ------------
                                                               (UNAUDITED)                                               (UNAUDITED)
Revenues
   Product sales  . . . . . . . . . . . . .    $       482    $       ---   $       ---    $       ---    $      ---    $      ---
   License fee, royalty and research income          3,647          3,987         3,629          2,684         1,880         1,522
   Interest income  . . . . . . . . . . . .          1,393            344           238            254           231           125
                                              -------------  ------------- -------------  -------------  ------------  ------------
      Total revenues  . . . . . . . . . . .          5,522          4,331         3,867          2,938         2,111         1,647
                                              -------------  ------------- -------------  -------------  ------------  ------------
Costs and expenses:
   Cost of product sales  . . . . . . . . .            454            ---           ---            ---           ---           ---
   Research and development . . . . . . . .          4,600          1,494         1,164            882         1,035           705
   Royalties  . . . . . . . . . . . . . . .          1,586          1,649         1,677          1,251           710           738
   Sales and marketing  . . . . . . . . . .          1,723            169           128             50            76            35
   General and administrative . . . . . . .          1,699          1,038           737            787           628           327
   Interest expense   . . . . . . . . . . .              6             35            42             47            15            22
                                              -------------  ------------- -------------  -------------  ------------  ------------
      Total costs and expenses  . . . . . .         10,068          4,385         3,748          3,017         2,464         1,827
                                              -------------  ------------- -------------  -------------  ------------  ------------
Net income (loss) . . . . . . . . . . . . .    $    (4,546)   $       (54)  $       119    $       (79)   $     (353)   $     (180)
                                              =============  ============= =============  =============  ============  ============
Net income (loss) per common share-Basic. .    $      (.76)   $      (.01)  $       .04    $     ( .03)   $     (.08)   $     (.06)
                                              =============  ============= =============  =============  ============  ============
Net income (loss) per common share-Diluted.    $      (.76)   $      (.01)  $       .03    $     ( .03)   $     (.08)   $     (.06)
                                              =============  ============= =============  =============  ============  ============
Average shares outstanding-Basic  . . . . .      5,978,121      3,706,529     3,221,447      3,119,718     4,191,600     3,221,447
                                              =============  ============= =============  =============  ============  ============
Average shares outstanding-Diluted  . . . .                                   4,297,536
                                                                           =============






                See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED) AND
          FOR THE SIX MONTHS ENDED DECEMBER 1996 AND 1995 (UNAUDITED)
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     COMMON STOCK          ADDITIONAL                       TOTAL
                                              -------------------------     PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                  SHARES     AMOUNT         CAPITAL        DEFICIT          EQUITY
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, JUNE 30 1994 . . . . . . . . . .       3,111,685    $   19       $   10,517     $    (6,227)     $   4,309
Shares issued in connection with exercise
   of stock options . . . . . . . . . . .         109,999       ---               58             ---             58
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .            (237)      ---             ---              ---            ---
Net loss  . . . . . . . . . . . . . . . .             ---       ---             ---              (79)           (79)
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, JUNE 30, 1995  . . . . . . . . .       3,221,447        19           10,575          (6,306)         4,288
Net loss six months ended December 31,
   1995 (unaudited) . . . . . . . . . . .             ---       ---             ---             (180)          (180)
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, DECEMBER 31, 1995 (UNAUDITED)  .       3,221,447        19           10,575          (6,486)         4,108
Shares issued in connection with exercise
   of warrants  . . . . . . . . . . . . .         605,173         4            3,158             ---          3,162
Fractional shares redeemed in connection
   with reverse stock split . . . . . . .            (187)      ---             ---              ---            ---
Net income six months ended June 30, 1996                                                        298            298
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, JUNE 30, 1996  . . . . . . . . .       3,826,433        23           13,733          (6,188)         7,568
Shares issued in connection with exercise
   of warrants  . . . . . . . . . . . . .         879,817         5            4,592             ---          4,597

Fractional shares redeemed in connection
   with reverse stock split . . . . . . .             (92)      ---             ---              ---            ---
Net loss six months ended December 31,                                                          (352)          (352)
   1996 (unaudited) . . . . . . . . . . .             ---       ---             ---
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, DECEMBER 31, 1996  . . . . . . .       4,706,158        28           18,325          (6,540)        11,813
Additional shares issued in connection
   with public offering at $14 per share,
   net of issuance costs  . . . . . . .         1,380,000         9           17,460             ---         17,469
Shares issued in connection with exercise
   of stock options . . . . . . . . . . .          14,999       ---               18             ---             18
Compensation related to stock options . .             ---       ---              175             ---            175
Fractional shares redeemed in connection
   with reverse stock split   . . . . . .            (137)      ---             ---              ---            ---
Net loss year ended December 31, 1997                                                         (4,546)        (4,546)
                                              ------------  -----------  ------------   -------------    -----------
BALANCE, DECEMBER 31, 1997  . . . . . . .       6,101,020    $   37       $   35,978     $   (11,086)     $  24,929
                                              ============  ===========  ============   =============    ===========




               See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                   STATEMENTS OF CASH FLOWS   (IN THOUSANDS)


                                                    YEARS ENDED                  YEARS ENDED                 SIX MONTHS ENDED
                                          -------------------------------  ------------------------   ---------------------------
                                            DECEMBER 31,     DECEMBER 31,   JUNE 30,      JUNE 30,     DECEMBER 31,  DECEMBER 31,
                                                1997             1996         1996         1995           1996           1995
                                           -------------     -----------   -----------  -----------    -----------   ------------
OPERATING ACTIVITIES:                                        (UNAUDITED)                                              (UNAUDITED)
    Net income (loss) . . . . . . . .      $    (4,546)      $     (54)    $     119    $     (79)     $    (353)    $    (180)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
      Compensation related to stock
         options. . . . . . . . . . .              175             ---           ---          ---            ---           ---
      Depreciation and amortization                262              61            55           27             36            30
      Abandonment and disposition of
         property and equipment   . .              ---               2           ---            3              2           ---
   Changes in assets and liabilities:
      Account and other receivables .             (139)            (91)         (331)          (5)           292            52
      Inventories . . . . . . . . . .             (370)            ---           ---          ---            ---           ---
      Prepaid expenses and sundry . .               33             (52)            8          (49)           (25)           35
      Accounts payable  . . . . . . .              910              47           (65)          62             88           (24)
      Royalties payable . . . . . . .              (45)           (112)          152           20           (286)          (22)

      Accrued expenses and sundry
         liabilities  . . . . . . . .              510             (73)          122           26           (208)          (13)
                                           -------------     -----------   -----------  -----------    -----------   ------------
Net cash provided by (used in)
   operating activities . . . . . . .           (3,210)           (272)           60            5           (454)         (122)
                                           -------------     -----------   -----------  -----------    -----------   ------------
INVESTING ACTIVITIES:
   Property, plant and equipment  . .             (585)           (210)          (91)         (85)          (205)          (87)
   Short-term investments-acquisitions            (968)        (15,120)      (10,290)     (11,172)        (8,981)       (4,150)
   Short-term investments-redemptions            7,992          12,312        10,534        8,929          5,912         4,134
   Other assets . . . . . . . . . . .              ---             (98)            5          (14)           (98)            5
                                           -------------     -----------   -----------  -----------    -----------   ------------
Net cash provided by (used in)
   investing activities . . . . . . .            6,439          (3,116)          158       (2,342)        (3,372)          (98)
                                           -------------     -----------   -----------  -----------    -----------   ------------
FINANCING ACTIVITIES:
   Repayment of debt  . . . . . . . .              (13)           (297)         (169)        (117)          (308)         (180)
   Exercise of stock options  . . . .               18             ---           ---           59            ---           ---
   Exercise of warrants . . . . . . .              ---           7,759         3,162          ---          4,597           ---
   Proceeds from sale of common stock           17,566             ---           ---          ---            ---           ---
                                           -------------     -----------   -----------  -----------    -----------   ------------
Net cash provided by (used in)
   financing activities . . . . . . .           17,571           7,462         2,993          (58)         4,289          (180)
                                           -------------     -----------   -----------  -----------    -----------   ------------
Net increase (decrease) in cash and
   cash equivalents . . . . . . . . .           20,800           4,074         3,211       (2,395)           463          (400)
Cash and cash equivalents--beginning             4,494             420           820        3,215          4,031           820
                                           -------------     -----------   -----------  -----------    -----------   ------------
Cash and cash equivalents--ending. . .     $    25,294       $   4,494     $   4,031    $     820      $   4,494     $     420
                                           =============     ===========   ===========  ===========    ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid . . . . . . . . . . . .      $         6       $      35     $      47    $      34      $      48     $      47
Capital expenditures and proceeds from
   loans have been reduced by
   additions financed of  . . . . .                ---             ---     $      11    $      62            ---           ---

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

         Basis of Presentation

         In 1996, the Company changed its year end from June 30 to December 31. The audited statements of operations, changes in stockholders' equity, and cash flows include the year ended December 31, 1997, the six month transition period ended December 31, 1996 and the statement of operations and cash flows for the fiscal years ended June 30, 1996 and 1995.

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

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments of highly liquid United States Treasury Bills and other highly-rated investment grade commercial paper and variable rate preferred securities with maturities of three months or less when purchased.

         Investments

         Short-term investments consist of highly liquid United States Treasury Bills and highly-rated investment grade commercial paper having original maturities greater than three months and up to one year. There were no material unrealized holding gains or losses at December 31, 1997 and 1996.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist principally of raw materials.

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

         Net Income (Loss) per Common Share

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. Dilutive potential common shares were 1,076,089 for the year ended June 30, 1996. Potential common shares are not included for the years ended December 31, 1997 and 1996 and June 30, 1995, and for the six months ended December 31, 1996 and 1995 because they would be anti-dilutive.

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

         Accounting Changes

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no significant impact on the Company's results of operations or financial position.

         The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (see Note 9).

         New Reporting Pronouncements

         The Company will implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132. Employers' Disclosures about Pensions and Other Post-retirement Benefits which require the Company to report and display certain information related to comprehensive income, operating segments, and employee benefits plans, respectively, as required in 1998. Adoption of these statements will not impact the Company's financial position or results of operations.

         Fair Value Financial Instruments

         The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year end.

NOTE 3 -- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                        1997          1996
                                                      ---------     --------
                                                          (In thousands)
           Furniture and fixtures  . . . . . . . . .  $    122      $    64
           Machinery and equipment . . . . . . . . .       445          297
           Computer equipment  . . . . . . . . . . .       177           46
           Leasehold improvements  . . . . . . . . .       266          106
                                                      ---------     --------
                                                         1,010          513
           Less accumulated depreciation
            and amortization . . . . . . . . . . . .       302          128
                                                      ---------     --------
           Net property and equipment  . . . . . . .  $    708      $   385
                                                      =========     ========

         Property and equipment having a net book value of $37,000 at December 31, 1997 has been pledged to secure related liabilities.

NOTE 4 -- STOCKHOLDERS' EQUITY

         The Company completed a public offering of 1,380,000 shares of common stock at $14.00 per share in February, 1997. The proceeds to the Company of $17,469,000 was net of direct expenses of the offering totaling $1,851,000. In connection with this public offering, the Company issued to the representatives of the underwriters warrants to purchase in the aggregate up to 69,000 shares of Common Stock (the "Representatives' Warrants") at an exercise price per share equal to 120% of the public offering price per share. The Representatives' Warrants are exercisable for a period of four years commencing January 24, 1998. The holders of the Representatives' Warrants will have no voting, dividend or other stockholder rights until the Representatives' Warrants are exercised. The Company has granted the Representatives certain registration rights related to the Representatives' Warrants.

         The Company completed a public offering of 742,500 units of common stock and warrants in fiscal 1994. The units in the aggregate consisted of 1,485,000 shares of common stock and 1,485,000 common stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 at any time through December 31, 1996. At December 31, 1996 and June 30, 1996, 1,484,990 and 605,173 warrants have been exercised with net proceeds to the Company of $4,597,039 and $3,162,027 during each period, respectively. At December 7, 1996, any unexercised warrants expired. The Company sold to the representative of the underwriter for the offering at a price of $67.50, warrants to purchase one unit for every ten units sold in the offering up to an aggregate of 67,500 units at an exercise price per warrant of $8.25 per Unit (110% of the initial public offering price per unit), exercisable for a period of four years commencing December 7, 1994.

         The Company is authorized to issue up to 100,000 shares of preferred stock the designations, powers, preferences and rights of which may be determined, from time to time, by the Company's Board of Directors.

NOTE 5 -- STOCK OPTION PLAN

         Under the Company's 1997 and 1990 Stock Option Plans (the "Plans") options to purchase a maximum of 1,500,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees of the Company may be granted incentive stock options. The options are intended to receive incentive stock option tax treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1997 Stock Option Plan covering 800,000 shares has been approved by the Board of Directors and is subject to approval by the shareholders.

         The Plans provide that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Plans, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. The Plans are administered by the Company's Board of Directors. Options outstanding at December 31, 1997 are at prices ranging from $1.77 to $14.50 per share, the fair market value on the date of grant, (except for non-qualified options for 100,000 shares granted during 1997 at $8.75 per share, which were granted at $1.75 per share below market value on the date of grant) and expire at various dates to December 17, 2002. In connection with the granting of the non-qualified options the company recorded compensation expense and additional paid in capital was credited for $175,000. The deferred taxes related to such compensation have been offset by a corresponding valuation allowance. During the year ended December 31, 1997, options to acquire 8,333 shares of stock at $1.77 and 6,666 shares at $.51 were exercised. During the year ended June 30, 1995, options to acquire 50,000 shares of stock at $.56 and 59,999 shares at $.51 were exercised.

         Data relating to these plans are as follows:

                                         YEAR ENDED   SIX MONTHS ENDED
                                        DECEMBER 31,     DECEMBER 31,        YEAR ENDED JUNE 30,
                                       -------------  ----------------  ---------------------------
                                           1997             1996             1996          1995
                                       -------------  ----------------  ------------   ------------
   Outstanding at beginning of
      period . . . . . . . . . . .        459,299        244,249          214,749         174,998
   Granted . . . . . . . . . . . .        461,902        225,800           34,500         149,750
   Exercised . . . . . . . . . . .        (14,999)         ---                ---        (109,999)
   Cancelled . . . . . . . . . . .        (10,000)         ---                ---             ---
   Terminated  . . . . . . . . . .        (18,052)      (10,750)           (5,000)            ---
                                       -------------  ----------------  ------------   ------------
   Outstanding at end of period  .        878,150       459,299           244,249         214,749
                                       =============  ================  ============   ============

NOTE 6 -- INCOME TAXES

         The Company's net deferred tax assets as of December 31, 1997 and 1996, are estimated as follows:

                                                                1997                    1996
                                                        ------------------       ------------------
   Deferred tax assets:
     Net operating loss carryforward . . . . . . .         $   3,280,000           $   1,644,000
     Research and Development Credits  . . . . . .               285,000                  69,000
     Accrued liabilities . . . . . . . . . . . . .                70,000                    ---
                                                        ------------------       ------------------
         Total deferred tax assets . . . . . . . .             3,635,000               1,713,000

   Deferred tax liabilities:
     Depreciation and amortization . . . . . . . .                 8,000                   4,000
                                                        ------------------       ------------------
         Total deferred tax liabilities  . . . . .                 8,000                   4,000
                                                        ------------------       ------------------
     Net deferred tax assets . . . . . . . . . . .             3,627,000               1,709,000
     Valuation allowance . . . . . . . . . . . . .            (3,627,000)             (1,709,000)
                                                        ------------------       ------------------

     Net deferred taxes  . . . . . . . . . . . . .         $        ---            $        ---
                                                        ------------------       ------------------


         A valuation allowance for 1997 and 1996 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

         At December 31, 1997, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $8,200,000, and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $285,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements:

         The Company's Chief Executive Officer has an employment agreement expiring December 31, 2000, receives base compensation of $230,000 per year, and annual incentive compensation of up to 50% of base salary based on the achievement of certain business objectives of the Company.

         The Company's President has an employment agreement expiring October 5, 2000, receives base compensation of $215,000 per year, and annual incentive compensation of up to 50% of base compensation based on the achievement of certain business objectives of the Company.

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

(c) Leases:

         The Company leases office and laboratory space under a lease agreement expiring on May 31, 2000, with a 5 year renewal option. The following is a schedule of future minimum lease payments:

                 1998..................................   $  82,583
                 1999..................................      83,583
                 2000..................................      35,000
                                                          ---------
                          Total........................   $ 201,166
                                                          =========

         Rental expense for real property aggregated approximately $95,000, $83,000, $34,000, $43,000, $83,000, and $78,000 for the years ended December
31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and for the years ended June 30, 1996 and 1995, respectively.

NOTE 8 -- CONTRACTUAL AGREEMENTS

              In January 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the "BMS Agreement"). The Company must pay a percentage of these royalties to University of Kentucky Research Foundation ("UKRF") under the Company's separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is coextensive with the Company's licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product, which is marketed by BMS as Stadol NS and quarterly royalty payments to the Company by BMS are continuing. During 1997, Stadol NS was classified by the FDA as a
Schedule IV substance under the Controlled Substances Act which may negatively affect future sales by BMS and royalties to the Company.

             In December 1996, the Company entered into an Evaluation and Option Agreement with Pfizer to conduct a drug delivery feasibility study with respect to Doxylamine Succinate (the "Doxylamine Agreement"). In its traditional oral dosage form, Doxylamine Succinate is currently marketed by Pfizer as Unisom(R). Pursuant to the Doxylamine Agreement, the Company is to design, undertake and complete a clinical research program for the nasally delivered product. During the course of the clinical research program, the Company will be reimbursed for certain development expenses. In December 1997, Pfizer exercised its option for an exclusive world wide license to manufacture and market nasal Doxylamine. Pursuant to the definitive licensing agreement, Pfizer has agreed to pay the company a royalty on the net sales of such product based upon the product's classification as either an OTC or prescription product.

         In July 1997, the Company exclusively licensed to Schwarz the right to market the Company's Nascobal(TM) (Cyanocobalamin, USP) Gel in the U.S. The Company retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz. Pursuant to the agreement the Company will receive royalty payments from Schwarz based upon the net sales of Nascobal(TM). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

         In December 1997 the Company exclusively licensed to Schwarz the right to market the Company's intranasal scopolamine gel in the U.S. Under the terms of the agreement, the Company will receive royalty and manufacturing payments from Schwarz. In addition, Schwarz will make milestone payments to the Company estimated to be in excess of $5 million upon the achievement of certain development milestones.

          In September 1997, the Company entered into an agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(TM) in Sweden, Denmark, Norway and Finland. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal(TM) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

NOTE 9 -- STOCK-BASED COMPENSATION

         The per share weighted average fair value of stock options granted during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $6.81, $7.86 and $5.01, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                 YEAR ENDED           SIX MONTHS ENDED       YEAR ENDED
                              DECEMBER 31, 1997      DECEMBER 31, 1996      JUNE 30, 1996
                              -----------------      -----------------      -------------
 Expected dividend yield           - 0-%                   - 0 -%              - 0 -%
 Risk free interest rate             6%                      6%                  6%
 Expected stock volatility          65%                     54%                 49%
 Expected option life              5 years                5 years              5 years


         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost, except as noted in Note 5 in 1997, has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           YEAR ENDED             SIX MONTHS ENDED          YEAR ENDED
                                                         DECEMBER 31, 1997        DECEMBER 31, 1996        JUNE 30, 1996
                                                        -------------------     --------------------     ----------------
                                                                       (In thousands, except per share amounts)
                     Net income (loss):
                        As reported  . . . . . . . . .   $     (4,546)           $          (353)           $      119
                        Pro forma  . . . . . . . . . .   $     (6,515)           $        (1,263)           $       69
                     Net earnings (loss) per share:
                        As reported  . . . . . . . . .   $       (.76)           $          (.08)           $      .03
                        Pro forma  . . . . . . . . . .   $      (1.09)           $          (.30)           $      .02


         Proforma net income reflects only options granted during the year ended December 31, 1997, the six months ended December 31, 1996 and year ended June 30, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to July 1, 1995 was not considered.

NOTE 10 -- RELATED PARTY TRANSACTIONS

         A member of the Board of Directors is affiliated with consulting firms which provided services to the Company in 1997. Fees earned by such affiliates were $294,000.

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

                                    PART III

ITEM 10 -      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and senior employees of the Company are as follows:

 NAME                       AGE    POSITION
 ----                       ---    --------
 Devin N. Wenig             31     Chairman

 Dr. Vincent D. Romeo       41     Chief Executive Officer

 Robert H. Rosen            41     President

 Dr. Charan R. Behl         46     Executive Vice President of Research
                                   and Development

 Andrew P. Zinzi            51     Chief Financial Officer

 Joel Girsky                58     Director, Secretary, Treasurer

 Grant W. Denison, Jr       48     Director

 Dr. Ian R. Ferrier         54     Director

 Alvin Katz                 68     Director

 John V. Pollock            59     Director

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

         Devin N. Wenig. Mr. Wenig was appointed Chairman of the Company's Board of Directors in June 1991. From March 1991 to March 1994, Mr. Wenig was a mergers and acquisitions attorney with the New York law firm of Cravath, Swaine and Moore. From March 1994 to the present, Mr. Wenig has served in a senior management position at Reuters America Holdings Inc., and serves as a director of several subsidiaries of Reuters. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

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

         Robert H. Rosen. Mr. Rosen has been employed by the Company since February 1997 as Executive Vice President of Marketing and Business Development. In 1996, Mr. Rosen served as President of Theracom Inc., a commercialization outsource company providing services from clinical development to reimbursement and distribution for biotechnology and international pharmaceutical companies seeking to establish a presence in the U.S. Prior to joining Theracom, Mr. Rosen held increasingly higher positions at Genentech Inc. for 10 years, his most recent being Associate Director of Marketing, where he was responsible for managing three therapeutic areas contributing $300 million in annual sales. During his tenure, he managed the worldwide introduction of Pulmozyme for Cystic Fibrosis and the collaboration with partner Roche Pharmaceutical. Prior to joining Genentech, Mr. Rosen was marketing manager at KabiVitrum Inc. where he was responsible for establishing a U.S. presence for several hematological products. Mr. Rosen received a BS in Pharmacy from Northeastern University.

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

COMMITTEES OF THE BOARD

         The Company's Board of Directors has established a Compensation Committee which is comprised of Joel Girsky and John V. Pollock. The purpose of this Committee is to review and approve the compensation of the Company's officers and to administer and interpret the Company's stock option plan. The Audit Committee of the Company's Board of Directors is comprised of Alvin Katz, Joel Girsky and John V. Pollock. The purpose of this Committee is to review with the Company's independent auditors the financial controls and practices of the Company and the plans for and results of the audit engagement.

         The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 11 -      EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Executive Compensation and Other Information", and is incorporated herein by reference.

ITEM 12 -      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

ITEM 13 -      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                    PART IV

ITEM 14 -      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------

      3.1 Articles of Incorporation of Registrant, as amended and filed with the Secretary of State of Delaware on November 8, 1993. (Filed as Exhibit 3A to the Company's Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
      3.2 Amended By-Laws of Registrant. (Filed as Exhibit 3B to the Company's Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
      3.3 Certificate of Amendment of Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on December 30, 1996. (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
      4.1 Form of Representatives' Warrant (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
     10.1 Licensing Agreement with UKRF. (Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-18, as amended (Commission File No. 2-88605-NY), filed on December 23, 1983, and incorporated herein by reference.)
     10.2        Lease for facilities at 45 Davids Drive, Hauppauge, NY.
                 (Filed as Exhibit 10B to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
     10.3        Sublicense Agreement with Bristol-Myers Squibb Co. (Filed as
                 Exhibit 10E to the Company's Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein as reference.)
     10.4 Agreements between Registrant, and RiboGene, Inc. (as successor in interest to Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) (Filed as Exhibit 10D to the Company's Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein by reference.)
     10.5        1995 Agreement between the Registrant and RiboGene, Inc.
                 (Filed as Exhibit 10F to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
     10.6 Stock Option Agreements. (Filed as Exhibit 10M to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
     10.7 License Agreement with The DuPont Merck Pharmaceutical Company. (Filed as Exhibit 10N to the Company's Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
     10.8 Nasal Drug Evaluation and Option Agreement. (Filed as Exhibit 10K to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (Commission File No. 0-13789), and incorporated herein by reference.)
     10.9 Agreement with Ciba Self-Medication, Inc. (Filed as Exhibit 10J to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (Commission File No. 0-13789), and incorporated herein by reference.)
     10.10       Employment Agreement with Andrew P. Zinzi. (Filed as Exhibit
                 10.11 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
     10.11       Employment Agreement with Dr. Vincent D. Romeo.
     10.12       Employment Agreement with Robert H. Rosen.
     10.13 Evaluation and Option Agreement with the Consumer Health Care Division of Pfizer Inc. (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)

     10.14 Development and License Agreement with DynaGen, Inc. (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2 as amended (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
     10.15 License and Supply Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10J to the Company's Financial Report on Form 10Q for the Quarter Ended June 30, 1997 (Commission File No.000-13789), filed on August 14, 1997, and incorporated herein by reference.)
     10.16       License and Supply Agreement with Schwarz Pharma, Inc.
     10.17       License and Supply Agreement with Meda AB.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on April 24, 1997.

                      NASTECH PHARMACEUTICAL COMPANY INC.


By:  /s/ Devin N. Wenig
   ----------------------------
Devin N. Wenig
Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                     DATE
---------                         -----                                                     ----
 /s/ Devin N. Wenig               Chairman of the Board                               March 27, 1998
---------------------------
Devin N. Wenig


 /s/ Vincent D. Romeo             Chief Executive Officer
---------------------------       (Principal Executive Officer)                       March 27, 1998
Vincent D. Romeo, Ph.D.

/s/ Robert Rosen                  President
---------------------------
Robert Rosen                                                                          March 27, 1998


 /s/ Andrew Zinzi                 Chief Financial Officer                             March 27, 1998
---------------------------       (Principal Financial and Accounting Officer)
Andrew Zinzi


 /s/ Joel Girsky                  Director, Secretary/Treasurer                       March 27, 1998
---------------------------
Joel Girsky


 /s/ Grant W. Denison             Director                                            March 27, 1998
---------------------------
Grant W. Denison


 /s/ Ian R. Ferrier               Director                                            March 27, 1998
---------------------------
Dr. Ian R. Ferrier


 /s/ Alvin Katz                   Director                                            March 27, 1998
---------------------------
Alvin Katz


 /s/ John V. Pollock              Director                                            March 27, 1998
---------------------------
John V. Pollock

                               Index to Exhibits


Exhibit No.                    Description
-----------                    -----------
10.11                 Employment Agreement with Dr. Vincent D. Romeo

10.12                 Employment Agreement with Robert H. Rosen

10.16                 License and Supply Agreement with Schwarz Pharma
                      December 1997

10.17                 License and Supply Agreement with Meda AB