Form 10-Q
period 1998-03-31
NASTECH PHARMACEUTICAL CO INC
filed 1998-05-13
CIK 737207

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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
                          Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                DATE                                 CLASS                         SHARES OUTSTANDING

              03/31/98                  Common stock - $.006 par value                  6,118,816

===============================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                                                            Page
        Balance Sheets as of March 31, 1998 and December 31,1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        Statements of Operations for the three months ended March 31, 1998 and 1997   . . . . . . . . . . . . . . . . . . .   2
        Statements of Stockholders' Equity  for the three months ended March 31, 1998 and the year ended
        December 31,1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        Statements of Cash Flows for the three months ended March 31, 1998 and 1997   . . . . . . . . . . . . . . . . . . .   4
        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6-7


                                                     PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1998              1997
                                                                                 --------------- ---------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .         $20,741          $25,294
   Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .           2,984              ---
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              94              482
   Royalties and fees receivable  . . . . . . . . . . . . . . . . . . . . . .           1,875              455
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             271              370
   Prepaid expenses and sundry  . . . . . . . . . . . . . . . . . . . . . . .             253               47
                                                                                 --------------- ---------------
         Total current assets                                                          26,218           26,648
                                                                                 --------------- ---------------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,104            1,010
   Less: Accumulated depreciation and amortization  . . . . . . . . . . . . .             358              302
                                                                                 --------------- ---------------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .             746              708
                                                                                 --------------- ---------------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15               15
                                                                                 --------------- ---------------
         Total assets                                                                 $26,979          $27,371
                                                                                 =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   792          $ 1,497
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             288              191
   Accrued expenses and sundry liabilities  . . . . . . . . . . . . . . . . .             611              726
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .              14               13
                                                                                 --------------- ---------------
         Total current liabilities                                                      1,705            2,427
                                                                                 --------------- ---------------
Long-term debt, net of current maturities . . . . . . . . . . . . . . . . . .              11               15
                                                                                 --------------- ---------------
Stockholders' equity:
   Common stock,  $.006 par value;  authorized: 25,000,000 shares;  issued and outstanding: 6,118,816 shares at March  31, 1998 and 6,101,020 shares at
      December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .              37               37
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          36,076           35,978
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,850)         (11,086)
                                                                                 --------------- ---------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .          25,263           24,929
                                                                                 --------------- ---------------
         Total liabilities and stockholders' equity . . . . . . . . . . . . .         $26,979          $27,371
                                                                                 =============== ===============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------
                                                       1998              1997
                                                  ---------------  ----------------
Revenues:
  Product sales . . . . . . . . . . . . . . .      $        232      $         ---
  License fee, royalty and research income                1,859                838
  Interest income   . . . . . . . . . . . . .               365                302
                                                  ---------------  ----------------
     Total revenues   . . . . . . . . . . . .             2,456              1,140
                                                  ---------------  ----------------
Costs and expenses:
  Cost of product sales   . . . . . . . . . .               274                 ---
  Research and development  . . . . . . . . .             1,063                 589
  Royalties   . . . . . . . . . . . . . . . .               288                 404
  Sales and marketing   . . . . . . . . . . .               200                 170
  General and administrative  . . . . . . . .               395                 341
                                                  ---------------  ----------------
     Total costs and expenses   . . . . . . .             2,220               1,504
                                                  ---------------  ----------------
Net income (loss) . . . . . . . . . . . . . .      $        236      $         (364)
                                                  ===============  ================

Net income (loss) per common share-Basic  . .      $       .04       $         (.06)
                                                  ===============  ================
Net income (loss) per common share-Diluted  .      $       .04       $         (.06)
                                                  ---------------  ----------------
Average shares outstanding-Basic  . . . . . .        6,106,246            5,630,825
                                                  ===============  ================
Average shares outstanding-Diluted  . . . . .        6,523,816            5,630,825
                                                  ===============  ================





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31,
                          1998 (UNAUDITED) AND FOR THE
                          YEAR ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              COMMON STOCK           ADDITIONAL                       TOTAL
                                                           ----------------------     PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                                            SHARES      AMOUNT        CAPITAL         DEFICIT        EQUITY
                                                           ----------  ---------   -------------    -----------   -------------
BALANCE, DECEMBER 31, 1996  . . . . . . . . . . . . . .    4,706,158   $     28    $    18,325      $  (6,540)    $    11,813
Additional shares issued in connection with public
  offering at $14 per share, net of issuance costs  . .    1,380,000          9         17,460            ---          17,469
Shares issued in connection with exercise of stock
  options   . . . . . . . . . . . . . . . . . . . . . .       14,999        ---             18            ---              18
Compensation related to stock options . . . . . . . . .          ---        ---            175            ---             175
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .         (137)       ---            ---            ---             ---
Net loss for year ended December 31, 1997 . . . . . . .          ---        ---            ---         (4,546)         (4,546)
                                                           ----------  ---------   -------------    -----------   -------------
BALANCE, DECEMBER 31, 1997  . . . . . . . . . . . . . .    6,101,020         37         35,978        (11,086)         24,929
Shares issued in connection with exercise of
  underwriters warrants   . . . . . . . . . . . . . . .       10,796        ---             52            ---              52
Shares issued in connection with exercise of stock
  options   . . . . . . . . . . . . . . . . . . . . . .        7,000        ---             46            ---              46
Net income three months ended March 31, 1998
  (unaudited)   . . . . . . . . . . . . . . . . . . . .          ---        ---            ---            236             236
                                                           ----------  ---------   -------------    -----------   -------------
BALANCE, MARCH 31, 1998 (UNAUDITED)   . . . . . . . . .    6,118,816   $     37    $    36,076      $ (10,850)    $    25,263
                                                           ==========  =========   =============    ===========   =============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  ------------   -----------
OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      236     $      (364)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .             56              46
   Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            388             ---
      Royalties and fees receivable . . . . . . . . . . . . . . . . . . . . .         (1,420)            (31)
      Prepaid expenses and sundry . . . . . . . . . . . . . . . . . . . . . .           (206)           (159)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             99            (199)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (705)             84
      Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             97             169
      Accrued expenses and sundry liabilities . . . . . . . . . . . . . . . .           (115)             60
                                                                                  ------------   -------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .         (1,570)           (394)
                                                                                  ------------   -------------
INVESTING ACTIVITIES:
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .            (94)           (301)
   Short-term investments -- acquisitions . . . . . . . . . . . . . . . . . .         (2,984)           (969)
   Short-term investments -- redemptions  . . . . . . . . . . . . . . . . . .            ---           2,917
                                                                                  ------------   -------------
Net cash (used in) provided by investing activities . . . . . . . . . . . . .         (3,078)          1,647
                                                                                  ------------   -------------
FINANCING ACTIVITIES:
     Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . .   .             (3)             (4)
     Net proceeds from sale of common stock . . . . . . . . . . . . . . . . .            ---          17,566
     Proceeds from exercise of stock options  . . . . . . . . . . . . . . . .             46             ---
     Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . .             52             ---
                                                                                  ------------   -------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .             95          17,562
                                                                                  ------------   -------------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . .         (4,553)         18,815
                                                                                  ------------   -------------
Cash and cash equivalents--beginning  . . . . . . . . . . . . . . . . . . . .         25,294           4,494
                                                                                  ------------   -------------
Cash and cash equivalents--ending . . . . . . . . . . . . . . . . . . . . . .     $   20,741     $    23,309
                                                                                  ============   =============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- GENERAL

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 1997.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


NOTE 2 -- PUBLIC OFFERING

         The Company completed a public offering of 1,380,000 shares of common
stock at $14.00 per share in the prior year.   The proceeds to the Company of
$17,469,000 was net of direct expenses of the offering totaling $1,851,000. In connection with this public offering, the Company has agreed to issue to the representatives of the underwriters warrants to purchase in the aggregate up to 69,000 shares of Common Stock (the "Representatives' Warrants") at an exercise price per share equal to 120% of the public offering price per share. The Representatives' Warrants are exercisable for a period of four years commencing January 24, 1998. The holders of the Representatives' Warrants will have no voting, dividend or other stockholder rights until the Representatives' Warrants are exercised. The Company has granted the Representatives certain registration rights related to the Representatives' Warrants.

NOTE 3 -- INVENTORIES

         Raw material inventories are stated at the lower of cost (first- in, first- out basis) or market value.


NOTE 4 -- NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including all dilutive
potential common shares such as stock options and warrants.   Potential common
shares are not included for the three months ended March 31, 1997 because they would be anti-dilutive.

NOTE 5 -- INCOME TAXES

         At March 31, 1998, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $8,000,000, and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $285,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

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

         The Company receives licensing revenues on two commercial products -
Stadol(R)NS(TM) and Nascobal(TM).   Stadol NS, a narcotic analgesic for the
treatment of moderate to severe pain and the acute pain of migraine, is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Stadol NS has been classified by the FDA as a Schedule IV substance under the Controlled Substances Act which, among other factors, may negatively affect future sales by BMS and royalties to the Company. The Company anticipates that this negative effect may continue in the foreseeable future. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz Pharma and commercially launched the product in October, 1997. Under the agreement, the Company will receive minimum royalty payments in 1998 of $2 million and retains global manufacturing rights. The Company relies on a contract service provider for the fill and packaging of this product in accordance with current Good Manufacturing Practice.

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

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

          Revenues increased by $1.3 million, or 115%, to $2,456,000 primarily as a result of revenue of $732,000 on the Company's product, Nascobal, and the achievement of milestones of $700,000 on the intranasal motion sickness product, scopolamine. Royalty income received from BMS on sales of Stadol NS decreased $235,000, or 28%, to $594,000.

         Total costs and expenses increased by $716,000, or 48%, to $2,220,000 in 1998. The details of the increase follow:

         Research and development expense increased by $474,000, or 80%, to $1.1 million primarily as a result of the Company's clinical program for the intranasal motion sickness compound, scopolamine, and the research and development of certain compounds in collaboration with other pharmaceutical companies. The Company intends to pursue internally funded projects and anticipates that expenditures for research and development will continue to increase in 1998.

         In connection with the manufacture of Nascobal, the Company entered into a filling and packaging agreement with a third party. The Company has incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $274,000.

         Royalties expense decreased by $116,000, or 29%, to $288,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales, marketing, general and administrative expenses increased by $84,000, or 16%, to $595,000 as the Company enhanced its support staff and incurred certain mandatory regulatory costs associated with its facility and prescription product, Nascobal. As a percentage of total revenues, general and administrative expense decreased to 16% in 1998 as compared to 30% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company's liquidity included cash and short-term investments of $23.7 million compared to $25.3 million at December 31, 1997. These consisted primarily of the funds related to public offerings. Accounts and royalties receivable at March 31, 1998, consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

         At March 31, 1998, the Company had working capital of $24.5 million. Management anticipates that its current cash position, together with cash generated from operations will provide adequate funds for the Company's anticipated needs, including working capital, through 1998. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

         The Company is currently analyzing the potential impact of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. The Company's general ledger system is currently Year 2000 compliant. The Company is studying the impact of the Year 2000 problem on other aspects of its business and as of March 31, 1998 this impact on the future financial position, operating results, and cash flows of the Company is not determinable.

                          PART II - OTHER INFORMATION



ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K


             NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on May 12, 1998.

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