Form 10-Q
period 1998-06-30
NASTECH PHARMACEUTICAL CO INC
filed 1998-08-14
CIK 737207

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

                      FOR THE QUARTER ENDED JUNE 30, 1998

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                          Name of each exchange
                      Title of each class                  on which registered
                      -------------------                  -------------------
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

                               Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         DATE                              CLASS                                      SHARES OUTSTANDING
       06/30/98                  Common stock - $.006 par value                          6,378,020

===============================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                                                                Page

         Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997.................................................1
         Statements of Operations for the six and three months ended June 30, 1998 (unaudited) and 1997
         (unaudited)..........................................................................................................2
         Statements of Stockholders' Equity  for the six months ended June 30, 1998 (unaudited) and the year ended December 31, 1997..............................................................................................3
         Statements of Cash Flows for the six months ended June 30, 1998 (unaudited)  and 1997 (unaudited)....................4
         Notes to Financial Statements......................................................................................5-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................7-9


                                                    PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................................10
         SIGNATURES..........................................................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1998           1997
                                                                                   -------------  -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents ..............................................       $ 24,538        $ 25,294
      Accounts receivable ....................................................             74             482
      Royalties and fees receivable ..........................................          2,952             455
      Inventories ............................................................            315             370
      Prepaid expenses and sundry ............................................            192              47
                                                                                   -------------  -------------
                    Total current assets                                                28,071         26,648
                                                                                   -------------  -------------
Property and equipment .......................................................          1,359           1,010
      Less: Accumulated depreciation and amortization ........................            444             302
                                                                                   -------------  -------------
             Property and equipment, net .....................................            915             708
                                                                                   -------------  -------------
Other assets .................................................................             15              15
                                                                                   -------------  -------------
             Total assets                                                            $ 29,001        $ 27,371
                                                                                   =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................................................       $  1,268        $  1,497
      Royalties payable ......................................................            375             191
      Accrued expenses and sundry liabilities ................................            507             754
                                                                                   -------------  -------------
                    Total current liabilities                                           2,150           2,442
                                                                                   -------------  -------------
Stockholders' equity:
      Common stock, $.006 par value; authorized: 25,000,000 shares; issued and outstanding: 6,378,020 shares at June 30, 1998 and 6,101,020 shares at
        December 31, 1997 ....................................................             38              37
      Additional paid-in capital .............................................         37,426          35,978
      Accumulated deficit ....................................................        (10,613)        (11,086)
                                                                                   -------------  -------------
                    Total stockholders' equity ...............................         26,851          24,929
                                                                                   -------------  -------------
                    Total liabilities and stockholders' equity ...............       $ 29,001        $ 27,371
                                                                                   =============  =============






                See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------     ---------------------------
                                                                         1998              1997         1998                1997
                                                                       -------            -------     -------             -------
Revenues:
     Product sales ..................................................  $   437               ---      $   205                 ---
      License fee, royalty and research income ......................    4,431             1,946        2,572               1,108
      Interest income ...............................................      710               697          345                 395
                                                                       -------           -------      -------             -------
             Total revenues .........................................    5,578             2,643        3,122               1,503
                                                                       -------           -------      -------             -------
Costs and expenses:
      Cost of product sales .........................................      503               ---          229                 ---
      Research and development ......................................    2,423             1,524        1,360                 935
      Royalties .....................................................      663               945          375                 541
      Sales and marketing ...........................................      462               757          262                 587
      General and administrative ....................................    1,054               689          659                 348
                                                                       -------           -------      -------             -------
             Total costs and expenses ...............................    5,105             3,915        2,885               2,411
                                                                       -------           -------      -------             -------
Net income (loss) ...................................................  $   473           $(1,272)     $   237             $  (908)
                                                                       =======           =======      =======             =======

Net income (loss) per common share-Basic ............................  $   .08           $  (.22)     $   .04             $  (.15)
                                                                       =======           =======      =======             =======
Net income (loss) per common share-Diluted ..........................  $   .07           $  (.22)     $   .04             $  (.15)
                                                                       =======           =======      =======             =======
Weighted average common shares outstanding-Basic ....................    6,216             5,860        6,325               6,086
                                                                       =======           =======      =======             =======
Weighted average common shares outstanding-Diluted ..................    6,530             5,860        6,535               6,086
                                                                       =======           =======      =======             =======













                See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                              COMMON STOCK            ADDITIONAL                          TOTAL
                                                        -------------------------      PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                                          SHARES        AMOUNT         CAPITAL          DEFICIT          EQUITY
                                                        ----------     ----------     ----------      ----------       ----------
BALANCE, DECEMBER 31, 1996 ..........................    4,706,158     $       28     $   18,325      $   (6,540)      $   11,813
Additional shares issued in connection with public
  offering at $14 per share, net of issuance costs ..    1,380,000              9         17,460             ---           17,469
Shares issued in connection with exercise of stock
  options ...........................................       14,999            ---             18             ---               18
Compensation related to stock options ...............          ---            ---            175             ---              175
Fractional shares redeemed in connection with reverse
  stock split .......................................         (137)           ---            ---             ---              ---
Net loss for year ended December 31, 1997 ...........          ---            ---            ---          (4,546)          (4,546)
                                                        ----------     ----------     ----------      ----------       ----------
BALANCE, DECEMBER 31, 1997 ..........................    6,101,020             37         35,978         (11,086)          24,929
Shares issued in connection with exercise of
  underwriters warrants .............................      270,000              1          1,402             ---            1,403
Shares issued in connection with exercise of stock
  options ...........................................        7,000            ---             46             ---               46
Net income six months ended June 30, 1998
  (unaudited) .......................................          ---            ---            ---             473              473
                                                        ----------     ----------     ----------      ----------       ----------
BALANCE, JUNE 30, 1998 (UNAUDITED) ..................    6,378,020     $       38     $   37,426      $  (10,613)      $   26,851
                                                        ==========     ==========     ==========      ==========       ==========






















                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
OPERATING ACTIVITIES:
       Net income (loss) ............................    $    473      $ (1,272)
       Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
         Depreciation and amortization ..............         140            89
       Changes in assets and liabilities:
          Accounts receivable .......................         408           ---
          Royalties and fees receivable .............      (2,497)         (302)
          Prepaid expenses and sundry ...............        (145)          (78)
          Inventories ...............................          55          (474)
          Accounts payable ..........................        (229)          233
          Royalties payable .........................         184           304
          Accrued expenses and sundry liabilities ...        (247)          148
                                                         --------      --------
Net cash used in operating activities ...............      (1,858)       (1,352)
                                                         --------      --------
INVESTING ACTIVITIES:
       Property, plant and equipment ................        (347)         (436)
       Short-term investments--acquisitions..........         ---          (969)
       Short-term investments--redemptions ..........         ---         6,005
                                                         --------      --------
Net cash (used in) provided by investing activities          (347)        4,600
                                                         --------      --------
FINANCING ACTIVITIES:
      Net proceeds from sale of common stock .......          ---        17,566
      Proceeds from exercise of stock options ......           46           ---
      Proceeds from exercise of warrants ...........        1,403           ---
                                                         --------      --------
Net cash provided by financing activities ..........        1,449        17,566
                                                         --------      --------
Net (decrease) increase in cash and cash equivalents         (756)       20,814
                                                         --------      --------
Cash and cash equivalents--beginning ...............       25,294         4,494
                                                         --------      --------
Cash and cash equivalents--ending ..................     $ 24,538      $ 25,308
                                                         ========      ========









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


NOTE 2 -- NET INCOME (LOSS) PER COMMON SHARE

           Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:

                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         SIX MONTHS              THREE MONTHS
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                     -------------------     --------------------
                                                       1998       1997          1998       1997
                                                     -------    --------     --------    --------
Net income (loss) (numerator for basic and
   diluted net income (loss) per common share)      $    473    $(1 ,272)    $    237    $   (908)
                                                    ========    ========     ========    ========
Weighted average common shares
    (denominator for basic net income (loss) per
    common share) ..............................       6,216       5,860        6,325       6,086
Effect of dilutive securities:
   Employee stock options ......................         314         ---          210         ---
                                                    --------    --------     --------    --------
Weighted average common and potential
   common shares outstanding (denominator for
   diluted income (loss) per common share) .....       6,530       5,860        6,535       6,086
                                                    ========    ========     ========    ========
Net income (loss) per common share-Basic .......    $    .08    $   (.22)    $    .04    $   (.15)
                                                    ========    ========     ========    ========
Net income (loss) per common share-Diluted .....    $    .07    $   (.22)    $    .04    $   (.15)
                                                    ========    ========     ========    ========

Employee stock options totaling 240,200 for the quarter ended June 30, 1998 and employee stock options and underwriter stock warrants totaling 862,501 for the quarter ended June 30, 1997 were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive.


NOTE 3 -- INCOME TAXES

           At June 30, 1998, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $6.9 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $400,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 1999. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 --  NEW ACCOUNTING PRONOUNCEMENTS


          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The adoption of SFAS 130 had no impact on the Company's financial statements. SFAS 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers and requires that such information be included in the Company's 1998 annual report. The adoption of SFAS 131 is not expected to affect the Company's reporting of its results of operations and financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve known and unknown risks and uncertainties that reflect the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, expectations with respect to FDA approval of new products, technology and product development milestones, the ability of the Company to manufacture and meet market demand for its products, the market acceptance of products under control of the Company's licensees, the ability of the Company to negotiate favorable collaborative agreements, the commencement of sales of new products, and the sufficiency of the Company's cash flow for future liquidity and capital resource needs. These factors, among others, could cause results to differ materially from those in the forward-looking statements. In addition, significant fluctuations in quarterly and fiscal operating results may occur as a result of varying milestone payments and the timing of costs and expenses related to the Company's research and development programs.

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

           The Company receives licensing revenues on two commercial products - Stadol(R)NSTM and Nascobal(TM). Stadol NS, a narcotic analgesic for the treatment of moderate to severe pain and the acute pain of migraine, is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Stadol NS has been classified by the FDA as a Schedule IV substance under the Controlled Substances Act which, among other factors, may negatively affect future sales by BMS and royalties to the Company. The Company anticipates that this negative effect may continue in the foreseeable future. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company will receive minimum royalty payments in 1998 of $2 million and retains global manufacturing rights. The Company relies on a contract service provider for the fill and packaging of this product in accordance with current Good Manufacturing Practice.

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

RESULTS OF OPERATIONS

           Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

           Revenues increased by $2.9 million, or 111%, to $5.6 million primarily as a result of manufactured product sales and royalty income from the sales of Nascobal of $1,437,000 and the achievement of milestones of $2.1 million on the intranasal motion sickness product, scopolamine under its collaborative research agreement with Schwarz Pharma. Royalty income received from BMS on sales of Stadol NS decreased $585,000, or 30%, to $1,344,000.

           Total costs and expenses increased by $1.2 million, or 30%, to $5.1 million in 1998. The details of the increase follow:

           Research and development expense increased by $899,000, or 59%, to $2.4 million primarily as a result of the Company's clinical program for the intranasal motion sickness compound, scopolamine. The Company intends to pursue internally funded projects and anticipates that expenditures for research and development will continue to increase in 1998.

           In connection with the manufacture of Nascobal(TM), the Company entered into a filling and packaging agreement with a third party. The Company has incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $503,000 in 1998.

           Royalties expense decreased by $282,000, or 30%, to $663,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalites expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

           Sales and marketing expenses decreased by $295,000, or 39%, to $462,000 as the Company eliminated its marketing costs in 1998 associated with the product, Nascobal(TM), as a result of the licensing agreement entered into with Schwarz Pharma. General and administrative costs increased by $365,000, or 53%, to $1.1 million primarily as a result of expenses of $200,000 associated with mergers and acquisition activity. As a percentage of total revenues, general and administrative expenses decreased to 19% in 1998 as compared to 26% in 1997.

           Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

           Revenues increased by $1.6 million, or 108%, to $3.1 million primarily as a result of manufactured product sales and royalty income from the sales of Nascobal of $750,000 and the achievement of milestones of $1,350,000 on the intranasal motion sickness product, scopolamine. Royalty income received from BMS on sales of Stadol NS decreased $350,000, or 32%, to $750,000.

           Total costs and expenses increased by $474,000, or 20%, to $2.9 million in 1998. The details of the increase follow:

           Research and development expense increased by $425,000, or 45%, to $1.4 million primarily as a result of the Company's clinical program for the intranasal motion sickness compound, scopolamine.

           The Company has incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $229,000.

           Royalties expense decreased by $166,000, or 31%, to $375,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the UKRF.

           Sales and marketing expenses decreased by $325,000, or 55%, to $262,000 as the Company eliminated its marketing costs in 1998 associated with the product, Nascobal, as a result of the licensing agreement entered into with Schwarz Pharma. General and administrative costs increased by $311,000, or 89%, to $659,000 primarily as a result of expenses of $200,000 associated with mergers and acquisition activity. As a percentage of total revenues, general and administrative expenses decreased to 21% in 1998 as compared to 23% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998, the Company's liquidity included cash and cash equivalents of $24.5 million compared to $25.3 million at December 31, 1997. Accounts and royalties receivable at June 30, 1998, consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

           At June 30, 1998, the Company had working capital of $25.9 million. Management anticipates that its current cash position will provide adequate funds for the Company's anticipated needs, including working capital, through

1999. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

The Company is currently analyzing the potential impact of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. The Company's general ledger system is currently Year 2000 compliant. The Company is studying the impact of the Year 2000 problem on other aspects of its business and as of June 30, 1998 this impact on the future financial position, operating results, and cash flows of the Company is not determinable.

NEW ACCOUNTING PRONOUCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosures about pension or other postretirement benefit plans. Management of the Company does not believe that the implementation of SFAS No. 132 will have a significant impact on previously reported information regarding its employee retirement plans.

                          PART II - OTHER INFORMATION



ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K


           NONE

                                   SIGNATURES






           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on August 13, 1998.

                       NASTECH PHARMACEUTICAL COMPANY INC.










                      By: /s/ Vincent D. Romeo, Ph.D.
                         -----------------------------------------
                          Vincent D. Romeo, Ph.D.
                          Chief Executive Officer
                       (Principal Executive Officer)









                       By:         /s/ Andrew Zinzi
                        -----------------------------------------
                                      Andrew Zinzi
                               Chief Financial Officer
                     (Principal Financial and Accounting Officer)