Form 10-Q
period 1998-09-30
NASTECH PHARMACEUTICAL CO INC
filed 1998-11-12
CIK 737207

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                          Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                DATE                                 CLASS                         SHARES OUTSTANDING
              09/30/98                  Common stock - $.006 par value                  6,378,020


================================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS



                                                  PART I - FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS                                                                                           Page

         Balance Sheets as of September 30, 1998 (unaudited) and December 31,1997.............................................1
         Statements of Operations for the nine months ended September 30, 1998 (unaudited) and 1997 (unaudited)
         and the three months ended September 30, 1998 (unaudited) and 1997 (unaudited).......................................2
         Statements of Stockholders' Equity  for the nine months ended September 30, 1998 (unaudited) and the year ended December 31,1997..........................................................................................3
         Statements of Cash Flows for the nine months ended September 30, 1998 (unaudited)  and 1997 (unaudited)..............4
         Notes to Financial Statements......................................................................................5-6

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................7-9

                                                    PART II - OTHER INFORMATION

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K.................................................................................10

            SIGNATURES.......................................................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                        1998          1997
                                                                                   -------------  -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 24,257     $ 25,294
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          482
   Royalties and fees receivable  . . . . . . . . . . . . . . . . . . . . . . . .          2,873          455
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            353          370
   Prepaid expenses and sundry  . . . . . . . . . . . . . . . . . . . . . . . . .            233           47
                                                                                   -------------  -----------
         Total current assets                                                             27,716       26,648
                                                                                   -------------  -----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,549        1,010
   Less: Accumulated depreciation and amortization  . . . . . . . . . . . . . . .            524          302
                                                                                   -------------  -----------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .          1,025          708
                                                                                   -------------  -----------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15           15
                                                                                   -------------  -----------
         Total assets                                                                   $ 28,756     $ 27,371
                                                                                   =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,173     $  1,497
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            286          191
   Accrued expenses and sundry liabilities  . . . . . . . . . . . . . . . . . . .            629          754
                                                                                   -------------  -----------
         Total current liabilities                                                         2,088        2,442
                                                                                   -------------  -----------
Stockholders' equity:
   Common stock, $.006 par value; authorized: 25,000,000 shares; issued and outstanding: 6,378,020 shares at September 30, 1998 and 6,101,020 shares at
      December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             38           37
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         37,426       35,978
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,796)     (11,086)
                                                                                   -------------  -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .         26,668       24,929
                                                                                   -------------  -----------
         Total liabilities and stockholders' equity . . . . . . . . . . . . . . .       $ 28,756     $ 27,371
                                                                                   =============  ===========





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------   --------------------------------
                                                                 1998            1997            1998             1997
                                                              ----------     -----------   --------------     -------------
Revenues:
   Product sales  . . . . . . . . . . . . . . . .                $  506        $    --           $   69           $    --
   License fee, royalty and research income   . . .               6,493          2,972            2,062             1,026
   Interest income  . . . . . . . . . . . . . . . .               1,095          1,079              385               382
                                                              ----------     -----------   --------------     -------------
      Total revenues  . . . . . . . . . . . . . . .               8,094          4,051            2,516             1,408
                                                              ----------     -----------   --------------     -------------
Costs and expenses:
   Cost of product sales  . . . . . . . . . . . . .                 587             --               84                --
   Research and development . . . . . . . . . . . .               4,213          2,785            1,790             1,261
   Royalties  . . . . . . . . . . . . . . . . . . .                 941          1,394              278               449
   Sales and marketing  . . . . . . . . . . . . . .                 623          1,249              161               492
   General and administrative . . . . . . . . . . .               1,440          1,173              386               484
                                                              ----------     -----------   --------------     -------------
      Total costs and expenses  . . . . . . . . . .               7,804          6,601            2,699             2,686
                                                              ----------     -----------   --------------     -------------
Net income (loss) . . . . . . . . . . . . . . . . .              $  290        $(2,550)          $ (183)          $(1,278)
                                                              ==========     ===========   ==============     =============


Net income (loss) per common share-Basic  . . . . .              $  .05        $  (.43)          $ (.03)          $  (.21)
                                                              ==========     ===========   ==============     =============
Net income (loss) per common share-Diluted  . . . .              $  .04        $  (.43)          $ (.03)          $  (.21)
                                                              ==========     ===========   ==============     =============
Weighted average common shares outstanding-Basic  .               6,271          5,937            6,378             6,090
                                                              ==========     ===========   ==============     =============
Weighted average common shares outstanding-Diluted                6,493          5,937            6,378             6,090
                                                              ==========     ===========   ==============     =============




                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                          1998 (UNAUDITED) AND FOR THE
                          YEAR ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              COMMON STOCK           ADDITIONAL                       TOTAL
                                                            -------------------       PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                                            SHARES      AMOUNT        CAPITAL          DEFICIT        EQUITY
                                                           ---------   --------     ----------      ------------   -------------
BALANCE, DECEMBER 31, 1996  . . . . . . . . . . . . . .    4,706,158        $28        $18,325       $ (6,540)        $11,813

Additional shares issued in connection with public
  offering at $14 per share, net of issuance costs  . .    1,380,000          9         17,460            ---          17,469
Shares issued in connection with exercise of stock
  options   . . . . . . . . . . . . . . . . . . . . . .       14,999        ---             18            ---              18
Compensation related to stock options . . . . . . . . .          ---        ---            175            ---             175
Fractional shares redeemed in connection with reverse
  stock split   . . . . . . . . . . . . . . . . . . . .         (137)       ---            ---            ---             ---
Net loss for year ended December 31, 1997 . . . . . . .          ---        ---            ---         (4,546)         (4,546)
                                                           ---------   --------     ----------      ------------   -------------
BALANCE, DECEMBER 31, 1997  . . . . . . . . . . . . . .    6,101,020         37         35,978        (11,086)         24,929
Shares issued in connection with exercise of
  underwriters warrants   . . . . . . . . . . . . . . .      270,000          1          1,402            ---           1,403
Shares issued in connection with exercise of stock
  options   . . . . . . . . . . . . . . . . . . . . . .        7,000        ---             46            ---              46
Net income nine months ended September 30, 1998
  (unaudited)   . . . . . . . . . . . . . . . . . . . .          ---        ---            ---            290             290
                                                           ---------   --------     ----------      ------------   -------------
BALANCE, SEPTEMBER 30, 1998 (UNAUDITED)   . . . . . . .    6,378,020        $38        $37,426       $(10,796)        $26,668
                                                           =========   ========     ==========      ============   =============





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    ---------------------
                                                                                       1998       1997
                                                                                    ---------   ---------
OPERATING ACTIVITIES:

   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   290     $(2,550)
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . .            222         161
   Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            482         ---
      Royalties and fees receivable . . . . . . . . . . . . . . . . . . . . .         (2,418)       (129)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17        (592)
      Prepaid expenses and sundry . . . . . . . . . . . . . . . . . . . . . .           (186)        (66)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (324)        348
      Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             95         213
      Accrued expenses and sundry liabilities . . . . . . . . . . . . . . . .           (125)        230
                                                                                    ---------   ---------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .         (1,947)     (2,385)
                                                                                    ---------   ---------
INVESTING ACTIVITIES:
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .           (539)       (530)
   Short-term investments -- acquisitions . . . . . . . . . . . . . . . . . .            ---        (969)
   Short-term investments -- redemptions  . . . . . . . . . . . . . . . . . .            ---       7,994
                                                                                    ---------   ---------
Net cash (used in) provided by investing activities . . . . . . . . . . . . .           (539)      6,495
                                                                                    ---------   ---------
FINANCING ACTIVITIES:
   Net proceeds from sale of common stock . . . . . . . . . . . . . . . . . .            ---      17,566
   Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . .             46           3
   Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . .          1,403         ---
                                                                                    ---------   ---------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .          1,449      17,558
                                                                                    ---------   ---------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . .         (1,037)     21,668
                                                                                    ---------   ---------
Cash and cash equivalents--beginning  . . . . . . . . . . . . . . . . . . . .         25,294       4,494
                                                                                    ---------   ---------
Cash and cash equivalents--ending . . . . . . . . . . . . . . . . . . . . . .        $24,257     $26,162
                                                                                    =========   =========





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


NOTE 2 -- NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          Nine  Months Ended              Three  Months Ended
                                                       ---------------------------     --------------------------
                                                          1998             1997            1998           1997
                                                       ----------       ----------     ----------     -----------
Net income (loss) (numerator for basic and
   diluted net income (loss) per common share)            $  290           $(2,550)        $ (183)        $(1,278)
                                                       ==========       ==========     ==========     ===========
Weighted average common shares
    (denominator for basic net income (loss) per
    common share)                                          6,271             5,937          6,378           6,090
   Employee stock options                                    222               ---            ---            ----
                                                       ----------       ----------     ----------     -----------
Effect of dilutive securities:
   common shares outstanding (denominator for
   diluted income (loss) per common share)                 6,493             5,937          6,378           6,090
                                                       ==========       ==========     ==========     ===========
Net income (loss) per common share-Basic                  $  .05           $  (.43)        $ (.03)        $  (.21)
                                                       ==========       ==========     ==========     ===========
Net income (loss) per common share-Diluted                $  .04           $  (.43)        $ (.03)        $  (.21)
                                                       ==========       ==========     ==========     ===========


         Employee stock options and stock warrants totaling 1,052,350 and 1,116,049 for the quarters ended September 30, 1998 and 1997, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

         At September 30, 1998, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $7.2 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $300,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 1999. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. The adoption of SFAS 130 and SFAS 131 had no impact on the Company's financial statements.

NOTE 5 -- STOCK OPTION PLAN

         In August 1998, the Company's Board of Directors approved a stock option exchange program in which it offered all holders the right to exchange their options for the same number of new options with a lower exercise price but with a modified term of vesting. All outstanding options with an exercise price greater than $5 5/8 per share are eligible for this program. The closing period for this exchange offering is November 30, 1998.

NOTE 6 -- CONTRACTUAL AGREEMENTS

         In October 1998, the Company received a notice of termination from Pfizer with respect to its licensing agreement for intranasal Doxylamine Succinate. The termination arose from certain events within Pfizer that
contributed to a change in its priorities.   Pursuant to terms of the licensing
agreement, all technology and other rights to Doxylamine Succinate revert to the Company.

         The Company has re-prioritized its research and development activities to enhance its specialty in certain therapeutic classes associated with the central nervous system, including pain management and anti-emetics. Accordingly, certain projects and collaborative agreements in unrelated areas have been, or will be, terminated.

         In September 1998, the Company entered into an eleven year operating lease for an R&D facility of 28,000 square feet, which has one five-year renewal option. The lease provides for minimum annual rentals ranging from $217,000 to $420,000 over the life of the lease. This facility, in proximity of the Company's headquarters, also provides adequate space for the Company to consolidate certain warehouse facilities.

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

         The Company receives licensing revenues on two commercial products -
Stadol(R)NS(TM) and Nascobal(TM).   Stadol NS, an opioid analgesic for the
treatment of moderate to severe pain and the acute pain of migraine, is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Stadol NS has been classified by the FDA as a Schedule IV substance under the Controlled Substances Act which, among other factors, may negatively affect future sales by BMS and royalties to the Company. The Company anticipates that this negative effect may continue in the foreseeable future. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(TM) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company will receive minimum royalty payments in 1998 of $2 million and retains global manufacturing rights. The minimum royalty expires in December 1998. Sales re-orders of Nascobal in 1998 are below expectations as a result of a marketing issue which requires a change in the packaging configuration of the
product.  Currently, this is being addressed by the Company.   As a result,
Schwarz Pharma has deferred to 1999 its outstanding purchase orders of Nascobal from the Company. The Company relies on a contract service provider for the fill and packaging of Nascobal in accordance with current Good Manufacturing Practice.

         In December 1997, the Company entered into an agreement with Schwarz Pharma for U.S. marketing rights with respect to the Company's planned intranasal compound, scopolamine, for the prevention and treatment of motion sickness. The Company has successfully met certain milestones, generating revenues of $3 million during the nine months ended September 30, and plans to file an NDA in the near future.

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

         In October 1998, the Company received a notice of termination from Pfizer with respect to its licensing agreement for intranasal Doxylamine Succinate. The termination arose from certain events within Pfizer that contributed to a change in priorities. Pursuant to terms of the licensing agreement, all technology and other rights to Doxylamine Succinate revert to the Company.

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

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues increased by $4 million, or 100%, to $8.1 million primarily as a result of manufactured product sales and royalty income from the sales of Nascobal of $2 million and the achievement of milestones of $3 million on the intranasal motion sickness product, scopolamine, under its collaborative
research agreement with Schwarz Pharma.   Royalty income received from BMS on
sales of Stadol NS decreased $912,000, or 32%, to $1.9 million.

         Total costs and expenses increased by $1.2 million, or 18%, to $7.8 million in 1998. The details of the increase follow:

         Research and development expense increased by $1.4 million, or 51%, to $4.2 million primarily as a result of the Company's clinical program for intranasal scopolamine. The Company has entered into an operating lease for a larger R&D facility and intends to pursue internally funded projects. The Company anticipates that expenditures for research and development may continue to increase in the foreseeable future.

         In connection with the manufacture of Nascobal(TM), the Company entered into a filling and packaging agreement with a third party. The Company has incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $587,000 in 1998.

         Royalties expense decreased by $453,000, or 32%, to $941,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing expenses decreased by $626,000, or 50%, to $623,000. The Company eliminated its marketing costs in 1998 associated with the product, Nascobal(TM), as a result of the licensing agreement entered into with Schwarz Pharma. General and administrative costs increased by $267,000, or 23%, to $1.4 million primarily as a result of certain expenses associated with mergers and acquisition activity. As a percentage of total revenues, general and administrative expenses decreased to 18% in 1998 as compared to 29% in 1997.

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

          Revenues increased by $1.1 million, or 79%, to $2.5 million as a result of manufactured product sales and royalty income from the sales of Nascobal of $569,000 and the achievement of milestones of $950,000 on the intranasal motion sickness product, scopolamine. Royalty income received from BMS on sales of Stadol NS decreased $328,000, or 36%, to $591,000.

         Total costs and expenses remained unchanged at $2.7 million for each period; however, significant component changes were as follows:

         Research and development expense increased by $529,000, or 42%, to $1.8 million primarily as a result of the Company's clinical program for intranasal scopolamine. The Company has entered into an operating lease for a larger R&D facility and intends to pursue internally funded projects. The Company anticipates that expenditures for research and development may continue to increase in the foreseeable future.

         Royalties expense decreased by $171,000, or 38%, to $278,000 as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the UKRF.

         Sales and marketing expenses decreased by $331,000, or 67%, to $161,000 as the Company eliminated its marketing costs in 1998 associated with the product, Nascobal. General and administrative costs decreased by $98,000, or 20%, to $386,000 primarily as a result of relocation costs. As a percentage of total revenues, general and administrative expenses decreased to 15% in 1998 as compared to 34% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company's liquidity included cash and cash equivalents of $24.3 million compared to $25.3 million at December 31, 1997. Royalties and fees receivable at September 30, 1998, consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements. During the nine months ended September 30, 1998, warrants were exercised which provided the Company additional cash of $1.4 million.

         At September 30, 1998, the Company had working capital of $25.6 million. Management anticipates that its current cash position will provide adequate funds for the Company's anticipated needs, including working capital, through 1999. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and, with minor modifications to its computer systems, the Year 2000 will not pose a significant operational problem. However, improper or inadequate remediation of Year 2000 problems by suppliers, customers and financial institutions could adversely affect the Company's operations, liquidity or financial condition.

         The Company is in the process of contacting all significant suppliers, customers and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed by the second quarter of 1999. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company.

         Based on the results of the above inquiry, the Company may need to create a contingency plan to identify and document potential business disruptions and continuity planning procedures. The Company expects this activity to be an on-going process well into the third quarter of 1999.

         The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, expectations, intentions, and resources that should be read in conjunction with the Company's disclosures on Forward-Looking Statements.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosures about pension or other postretirement benefit plans. The adoption of SFAS No. 132 will have no significant effect on previously reported information.

                          PART II - OTHER INFORMATION



ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K


                NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on November 12, 1998.

                      NASTECH PHARMACEUTICAL COMPANY INC.





                 By:         /s/ Vincent D. Romeo, Ph.D.
                      -----------------------------------------------
                               Vincent D. Romeo, Ph.D.
                               Chief Executive Officer
                            (Principal Executive Officer)





                 By:               /s/ Andrew Zinzi
                     ------------------------------------------------
                                     Andrew Zinzi
                               Chief Financial Officer
                     (Principal Financial and Accounting Officer)