Form 10-K405
period 1998-12-31
NASTECH PHARMACEUTICAL CO INC
filed 1999-03-30
CIK 737207

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934
                      For the year ended December 31, 1998



                         COMMISSION FILE NUMBER 0-13789


                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                              11-2658569
     (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
     incorporation or organization)

  45 DAVIDS DRIVE, HAUPPAUGE, NEW YORK                                   11788
(Address of principal executive offices)                              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 273-0101

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                   Name of each exchange
-------------------                                    on which registered
       None                                         -------------------------
                                                              None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of each class                                   Name of each exchange
     -------------------                                    on which registered
Common Stock, $.006 par value                            -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999 based upon the closing price on that date, on the Nasdaq National Market, was approximately $17,276,000.

As of February 26, 1999, there were 6,381,915 shares of the registrant's $.006 par value common stock outstanding.



===============================================================================

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

OVERVIEW

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms with particular emphasis on treating conditions mediated by the central nervous system. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability, therapeutic or patient compliance limitations that may be improved with a preferred delivery system.

         The Company's first commercially available pharmaceutical is a prescription pain reliever marketed as Stadol(R) NS(TM) by Bristol-Myers Squibb Company ("BMS"). Stadol NS is the only transnasal opioid analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Stadol NS provides significant advantages over the only alternative delivery method for this drug, injection, including patient self-administration, increased patient compliance, cost containment and the additional indication of usage, migraine headache pain. Similarly, Nascobal(R) (Cyanocobalamin, USP) Gel for Intranasal Administration, the Company's nasal Vitamin B-12 product, provides both therapeutic and patient benefits over injectable therapy for chronic Vitamin B-12 deficiency anemia. Nascobal(R), which was independently developed by the Company, was cleared for marketing by the FDA on November 5, 1996. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma, Inc. ("Schwarz") and the product was commercially launched in October, 1997. In addition to these approved drugs in the U.S., the Company's pipeline includes three drugs in development, one of which is being developed by another pharmaceutical company.

INDUSTRY OVERVIEW

         The Company participates in the drug delivery industry estimated at $12 billion in revenues, a subset of the pharmaceutical industry. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods or routes of delivery include improved versions of traditional methods of drug delivery as well as expanded technologies and systems with novel routes of administration, such as the Company's nasal delivery, new oral sustained and controlled release delivery systems, oral mucosal administration, transdermal systems and pulmonary administration. Among the principal reasons for the development of new methods of drug delivery is the facilitation of the introduction of a pharmaceutical agent into a patient or consumer in a manner that provides greater safety and efficacy, lower side effect profile, improved patient compliance and greater economy than conventional methods.

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

         Although oral, injectable and patch dosage forms are accepted for a variety of systemic pharmaceuticals, the Company believes that nasal delivery may optimize the delivery of certain of these drugs. While the oral route is the most popular and least expensive method of delivery, it exposes the drug to liver and gastrointestinal metabolism which may diminish the activity of a drug prior to its systemic distribution. Therefore, nasal delivery may allow for administration of lower dosages to achieve the desired therapeutic effect. In addition, some patients, particularly pediatric and geriatric patients and those suffering from disease conditions that cause nausea and vomiting, may find this route inconvenient due to difficulty in swallowing tablets or capsules. The oral route of delivery may also require the use of fluids or measuring devices to allow the patient to self-administer liquids or syrups.

         Some pharmaceutical agents are delivered by injection to circumvent significant liver or gastrointestinal metabolism following oral administration. However, because of patient discomfort and the required assistance of a health care professional or caretaker, injection therapy is generally inconvenient and expensive, often resulting in patient non-compliance.

         Like the injectable route, transdermal patches also bypass liver or gastrointestinal metabolism but generally do not provide rapid systemic absorption of a drug and may result in local irritation at the site following prolonged application and continuous blood levels of a drug after removal of the patch.

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

BUSINESS STRATEGY

         The Company's business strategy is to become a leading drug delivery specialist by expanding the applications of nasal drug delivery and potentially other dosage forms in the prescription and over-the-counter markets. The Company's strategy incorporates pursuing development and commercialization of its proprietary technology and, in certain instances, developing collaborative R&D activities with pharmaceutical companies.

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

         Internally Fund Development Through Later Stages. The Company has historically utilized its cash and cash equivalents to fund its research and development and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, technological developments, and changes in the Company's relationships with its collaborative partners. The degree of dependence of the Company's working capital requirements of each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements and changes in relationships with collaborative partners would have a favorable or negative impact depending upon the nature of such changes.

            The Company believes that internally funding development until later stages will allow the Company to retain product rights and enable it (i) to negotiate more favorable collaborative agreements and (ii) to retain manufacturing rights on a global basis. Although historically focused on establishing early stage alliances, the Company believes it is now able to leverage its product development experience and broad product pipeline to pursue internally funded development and commercialization projects, as appropriate. Therefore, the Company intends to commit significant financial resources to research and development with the goal of achieving greater economic benefit from product sales. Eventual success of the Company and generation of positive cash flow will be dependent upon the products developed by the Company and the licensing of these products to third parties.

         Leverage Strategic Alliances.   Where appropriate, the Company seeks
to establish domestic and international relationships with major pharmaceutical companies for the marketing and distribution of certain of the Company's products or technology. This approach allows the Company to devote its resources to the further development of its technology while leveraging the established sales and marketing capabilities of such collaborative partners. The Company currently has collaborative agreements with BMS, Schwarz, Meda AB, Cambridge Laboratories, and RiboGene, among others, and will continue to pursue additional partners where appropriate.

         Protect and Expand Intellectual Property.   The Company has and will
continue to seek patent protection for its formulations and other technology in the United States and key international markets. The Company has twelve U.S. patents and six additional U.S. patents pending, all covering approximately 67 drugs. The Company has filed other U.S. patent applications, as well as corresponding patent applications outside the United States, relating to the Company's technology. As specific formulations are developed and clinically tested, the Company intends to file for additional patent protection.

         Augment Technology Through Licensing and Acquisition.   The
pharmaceutical drug delivery systems industry is characterized by a large number of relatively small organizations which focus on various modalities of drug delivery and administration but may lack the capital or regulatory experience necessary to succeed. The Company believes that large pharmaceutical companies may seek to establish relationships with drug delivery companies that are able to offer alternative, multiple or combination delivery methods and are organizationally and financially stable. Therefore, the Company may seek to augment its internal growth through licensing technology and the acquisition of companies that provide complementary technology, management and markets.

PRODUCTS

         The Company is engaged generally in the research and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The Company leverages its intellectual property and reduces the technical risk of its projects by focusing its research efforts on the development of drugs with demonstrated safety and efficacy. In order to address market needs, the Company targets drugs whose current delivery methods present certain pharmacokinetic, patient compliance or cost limitations. Based on its research, the Company believes that advantages of nasal delivery include rapid systemic absorption, more rapid onset of therapeutic effect, lower side-effect profile, ease of use, improved cost-effectiveness, and lower required dosage.

         The following chart summarizes the Company's current products and product pipeline:

                        NASTECH CURRENT PRODUCT PIPELINE

                                                        TRADITIONAL
        DRUG                   THERAPEUTIC                DELIVERY
                                 CATEGORY                  METHOD           STATUS (1)                        PARTNER
 ------------------     -----------------------      ----------------     -------------------             ---------------------
 MARKETED:
 Stadol(R) NS(TM)       Opioid Analgesic             Injection            Global (2)                      BMS
 Nascobal(R)            Vitamin/Anti-Anemia          Injection            U.S. only (2)                   Schwarz, Meda (4),
                                                                                                          Cambridge (4)
 Metoclopramide         Anti-Nausea/Anti-Emetic      Injection/Oral       Italy(2)                        RiboGene
 ACTIVE DEVELOPMENT
 STATUS:
 Scopolamine            Anti-Motion Sickness         Patch/Injection      Phase III                       Schwarz
 Undisclosed            Opioid Analgesic             Injection/Oral       Phase I
 Metoclopramide         Anti-Nausea/Anti-Emetic      Injection/Oral       Phase III (3)                   RiboGene
 RESEARCH STATUS:
 Undisclosed            Erectile Dysfunction         Oral                 Formulation Development
 Undisclosed            Otitis Media                 N/A                  Formulation Development

 (1) See "-- Government Regulation" for a description of the different stages of development.

 (2)  Marketing or development activities performed by collaborative partners.

 (3)  Approved for marketing in Italy.

 (4)   Marketing partners for Nascobal ex-U.S.

         Stadol(R) NS(TM) is a trademark of the Bristol-Myers Squibb Company ("BMS"). Stadol NS is an opioid analgesic sublicensed to BMS for marketing as a prescription pain-reliever. Nascobal(R) is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders. Metoclopramide development activities are performed by RiboGene.

Approved and Marketable Products

         STADOL(R) NS(TM) (BUTORPHANOL TARTRATE NASAL SPRAY) -- Opioid
analgesic for acute pain.   Stadol NS is the only transnasal opioid analgesic
therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol NS, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since 1992, as compared to the injectable formulation. Stadol NS is currently marketed by BMS under an agreement that generates quarterly royalties to the Company. Stadol NS has been classified by the FDA as a Schedule IV substance under the Controlled Substances Act which has negatively affected sales by BMS and royalties to the Company in 1997 and 1998.

         NASCOBAL(R) (CYANOCOBALAMIN, USP) GEL FOR INTRANASAL ADMINISTRATION --
For Vitamin B-12 deficiency anemia.   Nascobal(R) may replace inconvenient,
painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal(R) is a more convenient, painless, self-administered weekly therapy, which the Company believes will result in improved patient compliance. The Company independently developed Nascobal(R) through FDA marketing clearance, and presently manufactures this product for Schwarz Pharma. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz, and the product was commercially launched in October, 1997. In 1997 and 1998, the Company expanded its licensing arrangements into territories outside the U.S. through agreements with Meda AB and Cambridge Laboratories.

Products Under Development

         All of the pharmaceutical products currently being considered by the Company for nasal delivery are commercially available and have received FDA marketing approval in non-nasal dosage forms. Consequently, preliminary testing by the Company is designed only to determine the suitability of the drug for nasal delivery and for the claimed indication.

          In selecting compounds to develop, the Company considers drugs which may benefit significantly from the advantages of intranasal delivery. The Company also targets pharmaceuticals which may benefit in the form of increased market size as a result of the changeover to intranasal therapy.

         Products currently under development are as follows:

         SCOPOLAMINE HYDROBROMIDE -- Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. The drug is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop(R) by Ciba Self-Medication Inc. As a patch dosage form, Transderm Scop(R) must be applied to the skin at least 4 hours before the anti-emetic effect is required and is programmed to deliver drug over a three day period. The Company believes that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action measured in minutes, rather than hours, allowing for both prevention and treatment of motion sickness. In February 1997 the sponsorship of the nasal scopolamine hydrobromide IND was transferred from NASA to the Company. The Company is conducting the development activities in support of an NDA filing, which is anticipated in 1999. In December 1997, the Company entered into an agreement with Schwarz for U.S. marketing rights.

         UNDISCLOSED COMPOUND -- Opioid Analgesic. The Company has two products, Morphine Sulfate and Buprenorphine HCl, in Phase I clinical trials and has selected one product for further development at this time. These compounds are commonly indicated for the relief of moderate to severe pain. Morphine sulfate is an opioid agonist currently marketed in multiple dosage forms including injectable, oral and rectal. Buprenorphine HCl is a partial opioid agonist analgesic. In its injectable dosage form, it is commonly known as Buprenex, which is marketed by Reckitt and Colman Pharmaceutical, Inc. The only method currently approved by the FDA for administering Buprenorphine HCl is by injection. The Company believes that a nasal dosage form of these products will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for quick pain relief.

         METOCLOPRAMIDE HC1 -- Anti-nausea/anti-emetic.   Metoclopramide HCl is
an anti-nausea/anti-emetic agent indicated for the treatment of nausea and vomiting due to emetogenic cancer chemotherapy. In its oral and injectable dosage forms, it is commonly known as Reglan(R) which is marketed by A. H. Robins Company Inc. The Company believes that a self-administered nasal dosage form will provide a patient friendly alternative to injections, which are inconvenient and painful, and to oral doses, which are often difficult to swallow when nauseous. RiboGene has conducted Phase III clinical trials under an agreement that provides for certain minimum royalties to the Company beginning in 1998, in addition to royalties based on net sales. In 1998 Metoclopramide HCl was cleared for marketing in Italy.

Other Products and Research Activities

         In addition to the products contained in the Company's product development pipeline, the Company is frequently presented with opportunities to evaluate the feasibility of a given compound for nasal delivery and to develop new product concepts. In this regard the Company's ongoing research activities focus on the utilization, optimization or modification of the Company's core nasal drug delivery technologies for use with specific drugs or therapies. The Company is in the process of evaluating certain compounds in their nasal delivery form for erectile dysfunction and otitis media.

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

         The Company may independently develop and market certain nasal drug products, such as certain prescription products for which there are a relatively limited number of clinicians specializing in the treatment of a condition that can be treated with one of the Company's products. Because the Company has limited experience in marketing, distributing or selling pharmaceutical products, it will have to develop adequate sales and marketing capabilities. Other nasal pharmaceuticals, including potential over-the-counter products, may lend themselves to development and marketing in conjunction with established pharmaceutical companies that can provide the financial means, marketing and distribution systems to successfully commercialize such a new nasal pharmaceutical product. The Company also plans to evaluate collaboration with commercial partners for distribution and marketing of its products in international markets.

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

         The Company's current strategic alliances are as follows:

         BRISTOL-MYERS SQUIBB COMPANY -- In January 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the "BMS Agreement"). The Company must pay a percentage of these royalties to the University of Kentucky Research Foundation ("UKRF") under the Company's separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is concurrent with the Company's licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product and quarterly royalty payments to the Company by BMS are continuing.

         SCHWARZ -- In July 1997, the Company exclusively licensed to Schwarz the right to market the Company's Nascobal(TM) (Cyanocobalamin, USP) Gel for Intranasal Administration in the U.S. The Company retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz. Pursuant to the agreement the Company will receive royalty payments from Schwarz based upon the net sales of Nascobal(TM). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

         In December 1997, the Company exclusively licensed to Schwarz the right to market the Company's intranasal scopolamine gel in the U.S. Under the terms of the agreement, the Company will receive royalty and manufacturing payments from Schwarz. In addition, Schwarz will make milestone payments to the Company estimated to be in excess of $5 million upon the achievement of certain development milestones by the Company. In 1998, the Company received $3 million in milestone payments under this agreement.

          MEDA AB -- In September 1997, the Company entered into an Agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal(R) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

         CAMBRIDGE LABORATORIES - In July 1998, the Company entered into an Agreement with Cambridge Laboratories ("Cambridge"), giving Cambridge the exclusive right to market Nascobal(R) in several European countries, Australia and New Zealand. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal(R) to Cambridge.

         RIBOGENE, INC. -- (as successor in interest to Rugby Laboratories Co., Inc. and Darby Pharmaceuticals, Inc.) In March 1990, the Company entered into an agreement whereby RiboGene, as successor in interest, purchased the Company's Metoclopramide HCl patent and certain proprietary research information related thereto (the "Metoclopramide Agreement"). The Metoclopramide Agreement provides for certain royalties and other fees to the Company if and when nasal Metoclopramide HCl is approved for marketing and commercialized. RiboGene has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopromide HCl was approved for marketing in Italy.

PATENTS AND PROPRIETARY RIGHTS

         The Company pursues a strong policy of obtaining patent protection in both the United States and selected foreign jurisdictions. The Company has twelve U.S. patents and has six pending U.S. patent applications. Two patents have been assigned to RiboGene. The primary technology protected by the Company's patent and proprietary rights relates to the nasal administration of various compositions and compounds. Generally, both the compositions and compounds and the method of nasal administration of such compositions and compounds are protected. Approximately 67 compositions and compounds are covered by U.S. patents and corresponding foreign patents and applications held by or licensed to the Company. Additional compositions are disclosed in pending U.S. patent applications.

         The establishment of a strong proprietary position is an important element of the Company's strategy, as the pharmaceuticals to which the Company has proprietary rights for nasal delivery have been commercially available in traditional oral or injectable forms for many years and have been approved for use by those delivery methods by the FDA.

          In June 1983, the Company entered into an agreement with the University of Kentucky Research Foundation and Dr. Anwar Hussain ("UKRF Agreement"), pursuant to which the Company obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how (collectively the "UKRF Information") pertaining to the nasal delivery of certain opioid antagonists and analgesics, including naloxone, naltrexone, hydromorphone, oxymorphone, morphine, levorphanol, buprenorphine, butorphanol, and nalbuphine, among others.

         The UKRF Agreement will terminate upon the expiration date of the latest patent included in the UKRF Information. UKRF's U.S. patents expire between 1999 and 2001. The UKRF agreement requires the Company to pay

50% of its royalties received from Bristol-Myers Squibb on its product sales of Stadol NS.

         The UKRF Agreement accords the Company the right to grant sublicenses for UKRF Products. In such event, the royalties payable to UKRF for domestic and foreign sales thereof will be limited to 50% and 20%, respectively, of revenues received by the Company therefrom. The Company has granted three sublicenses to date.

         The Company pursues a general policy of obtaining patent protection in both the U.S. and selected foreign jurisdictions for patentable subject matter. In 1998, a U.S. patent was issued to the Company which claims a method for increasing the solubility of Clemastine and pharmaceutical compositions prepared therefrom. The patent expires in 2016. In 1986 and 1988, U.S. patents were issued to the Company describing and claiming nasal delivery of a variety of antihistamine, anti-nausea and anti-emetic pharmaceutical agents including Meclizine and Metoclopramide, as well as nasal compositions containing Vitamin B-12 and caffeine. These U.S. patents, which have been issued for the nasal delivery of certain agents such as metaclopromide, doxylamine and ranitidine, among others, expire between 2004 and 2007. Corresponding or related patent applications for most of these pharmaceutical agents were filed in several foreign countries.

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

MANUFACTURING

         The Company has established internal manufacturing capabilities for clinical trials and commercial quantities of its products and currently manufactures Nascobal(R) at its current facilities. All of the Company's products for clinical and commercial use must be produced under controlled conditions and under current FDA GMP. The Company's laboratory and manufacturing facilities are registered to operate by both the FDA and the New York State Board of Pharmacy thereby enabling the Company to manufacture and test its own pharmaceutical products. In order to insure continued compliance with GMP requirements, the Company is required to maintain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. Manufacturing facilities and laboratories are subject to biennial inspections by the FDA.

         In connection with the manufacturing of Nascobal(R), the Company entered into a filling and packaging agreement with a third party. In addition, contract manufacturing arrangements may be established with third parties in connection with collaborative agreements. The Company depends upon third parties to produce and deliver products in accordance with GMP. There can be no assurance that such parties will perform their obligations in a timely fashion and any failures by such third parties could cause a delay in clinical trials, commercialization of product, or ability to supply the market. The Company intends to expand its internal manufacturing, filling and packaging capabilities to reduce such reliance on third parties.

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

COMPETITION

         The Company is engaged in the pharmaceutical, drug delivery systems industry which is characterized by extensive research efforts, rapid technological progress and intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. At the present time, the Company does not know of another pharmaceutical company in the U.S. engaging exclusively in the development of drugs intended for nasal administration, but other pharmaceutical companies which are larger than the Company are known to be engaged in researching, on a non-exclusive basis, some nasal administered pharmaceuticals, and may be expected to enter this field if the nasal route ever becomes the method of choice for the administration of certain classes of drugs.

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

EMPLOYEES

         At February 26, 1999, the Company had 46 full-time employees, of whom 36 were engaged in research and development, including the Company's Chief Executive Officer and Executive Vice President of Research and Development, both of whom hold Ph.D. degrees in pharmaceutical sciences, as well as the Company's Executive Director of Medical/Clinical Affairs. The balance of the Company's employees are engaged in administration and support functions.

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

ITEM 2 -         PROPERTY

         The Company leases approximately 28,000 square feet for its research and development activities and 10,000 square feet for its manufacturing and corporate and administrative offices. The R&D site is in proximity to the
corporate offices in Hauppauge, New York.   The leases provide for minimum
annual rent of approximately $210,000 which escalates to $420,000 in 2008. with the Company having an option to renew for an additional five-year term at increased annual rental rates. The Company plans to exercise its option to renew the corporate office lease in 1999. The Company is also responsible for all utilities, maintenance, security and property tax increases.

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


                                                  SALE PRICE
                                               --------------------
                           YEARS                LOW        HIGH
                 -----------------------       --------   --------
                 1998  QUARTER ENDED:
                 -------------------
                 December 31, 1998               $3.00       $5.50
                 September 30, 1998               3.75        8.25
                 June 30, 1998                    7.63       12.50
                 March 31, 1998                  10.38       15.38
                 1997  QUARTER ENDED:
                 -------------------
                 December 31, 1997               10.25       16.13
                 September 30, 1997               9.38       13.00
                 June 30, 1997                    8.00       12.88
                 March 31, 1997                   8.50       21.00

         The Company believes that its common stock is held of record by approximately 23,000 persons, including several brokerage firms holding shares in street name for beneficial owners.



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

ITEM 6 -        SELECTED FINANCIAL DATA

                The following selected financial data should be read in conjunction with the financial statements and notes thereto. The statement of operations data for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996 and each of the years in the three-year period ended June 30, 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 and June 30, 1996, 1995 and 1994 are derived from the audited financial statements of the Company. The selected financial data for the year ended December 31, 1996 and the six months ended December 31, 1995 has been derived from unaudited financial statements of the Company which, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information for such period.

                (In Thousands, Except Share and Per Share Data)

                                                                   YEAR ENDED
                                                                  DECEMBER 31
                                                   ----------------------------------------
STATEMENT OF OPERATIONS DATA:                          1998          1997(1)        1996
                                                   -----------    ----------    ----------
                                                                                (UNAUDITED)
Revenues:                                           $      516     $     482    $       --
     Product sales. . . . . . . . . . . . . . .
     License fee, royalty and research income .          7,632         3,647         3,987
     Interest income . . . . . . . . . . . . .           1,442         1,393           344
                                                   -----------    ----------    ----------

             Total revenues . . . . . . . . . .          9,590         5,522         4,331
                                                   -----------    ----------    ----------
Cost and expenses:                                         589           454            --
     Cost of product sales. . . . . . . . . . .
     Research and development . . . . . . . . .          6,014         4,600         1,494
     Royalties  . . . . . . . . . . . . . . . .          1,251         1,586         1,649
     Sales and marketing  . . . . . . . . . . .            875         1,723           169
     General and administrative . . . . . . . .          1,737         1,705         1,073
                                                   -----------    ----------    ----------
             Total costs and expenses . . . . .         10,466        10,068         4,385
                                                   -----------    ----------    ----------
    Income (loss) before provision for income
        taxes . . . . . . . . . . . . . . . . .           (876)       (4,546)          (54)
Provision for income taxes  . . . . . . . . . .             --            --            --
                                                   -----------    ----------    ----------
Net income (loss)  . . . . . . . . . . . . . .      $     (876)   $   (4,546)   $      (54)
                                                   ===========    ==========    ==========
Net income (loss) per common share-basic . . .      $     (.14)   $     (.76)   $     (.01)
                                                   ===========    ==========    ==========
Net income (loss) per common share-diluted . .      $     (.14)   $     (.76)   $     (.01)
                                                   ===========    ==========    ==========

Average shares outstanding- basic . . . . . . .      6,296,019     5,978,121     3,706,529
Average shares outstanding- diluted . . . . . .      6,296,019     5,978,121     3,706,529


                                                                                                     SIX MONTHS ENDED
                                                              YEAR ENDED JUNE 30                       DECEMBER 31
                                                    ----------------------------------------   -------------------------
STATEMENT OF OPERATIONS DATA:                           1996          1995           1994            1996        1995
                                                     ----------   ----------     ----------    ----------    ----------
                                                                                                            (UNAUDITED)
Revenues:                                            $       --   $       --     $       --    $       --    $       --
     Product sales. . . . . . . . . . . . . . .
     License fee, royalty and research income .           3,629        2,684          2,107         1,880         1,522
     Interest income . . . . . . . . . . . . .              238          254             93           231           125
                                                     ----------   ----------     ----------    ----------    ----------

             Total revenues . . . . . . . . . .           3,867        2,938          2,200         2,111         1,647
                                                     ----------   ----------     ----------    ----------    ----------
Cost and expenses:                                           --           --             --            --            --
     Cost of product sales. . . . . . . . . . .
     Research and development . . . . . . . . .           1,164          882            504         1,035           705
     Royalties  . . . . . . . . . . . . . . . .           1,677        1,251          1,041           710           738
     Sales and marketing  . . . . . . . . . . .             128           50             10            76            35
     General and administrative . . . . . . . .             780          834            420           643           349
                                                     ----------   ----------     ----------    ----------    ----------
             Total costs and expenses . . . . .           3,749        3,017          1,975         2,464         1,827
                                                     ----------   ----------     ----------    ----------    ----------
    Income (loss) before provision for income
        taxes . . . . . . . . . . . . . . . . .             118          (79)           225          (353)         (180)
Provision for income taxes  . . . . . . . . . .              --           --             17            --            --
                                                     ----------   ----------     ----------    ----------    ----------
Net income (loss)  . . . . . . . . . . . . . .       $      118   $      (79)    $      208    $     (353)   $     (180)
                                                     ==========   ==========     ==========    ==========    ==========
Net income (loss) per common share-basic . . .       $      .04   $     (.03)    $      .09    $     (.08)   $     (.06)
                                                     ==========   ==========     ==========    ==========    ==========
Net income (loss) per common share-diluted . .       $      .03   $     (.03)    $      .08    $     (.08)   $     (.06)
                                                     ==========   ==========     ==========    ==========    ==========

Average shares outstanding- basic . . . . . . .       3,221,447    3,119,718      2,419,976     4,191,600     3,221,447
Average shares outstanding- diluted . . . . . .       4,297,536    3,119,718      2,524,432     4,191,600     3,221,447

                                                                  DECEMBER 31
                                                      ------------------------------------
BALANCE SHEET DATA:                                   1998(2)       1997(2)       1996(2)
                                                      ---------  -------------  ----------

Working capital . . . . .   . . . . . . . . . .       $24,454       $24,206      $11,342
Total assets  . . . . . . . . . . . . . . . . .        27,518        27,371       12,894
Total stockholders' equity                             25,502        24,929       11,813


                                                                   JUNE 30                      DECEMBER 31
                                                      -----------------------------------------------------------
BALANCE SHEET DATA:                                    1996(2)        1995     1994(2)      1996        1995
                                                      ---------   ---------  ----------  --------   -------------
                                                                                                     (UNAUDITED)
Working capital . . . . .   . . . . . . . . . .        $7,469       $4,444    $4,699     $11,342      $4,045
Total assets  . . . . . . . . . . . . . . . . .         9,367        6,035     6,002      12,894       5,616
Total stockholders' equity                              7,569        4,288     4,309      11,813       4,108

------------------------------

         (1) During fiscal 1997, the Company began making shipments of Nascobal to Schwarz Pharma (see note 8 to the Company's financial statements).

         (2) During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. During fiscal 1994 the Company completed a public offering of 742,500 units of common stock and warrants. For the periods ended December 31, 1998 and 1996 and June 30, 1996, the Company received net proceeds of $1.4 million, $4.6 million and $3.2 million, respectively, from the exercise of the warrants (see note 4 to the financial statements).

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

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals that are currently delivered in oral, injectable or other dosage forms with particular emphasis on treating conditions mediated by the central nervous system. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability, therapeutic or patient compliance limitations that may be improved with a preferred delivery system.

         The Company receives licensing revenues on two commercial products -
Stadol(R) NS(TM) and  Nascobal(R).   Stadol NS, an opiod analgesic for the
treatment of moderate to severe pain and the acute pain of migraine, is currently marketed by Bristol-Myers Squibb Company (BMS) under an agreement that generates quarterly royalties to the Company. In 1997, Stadol NS was classified by the FDA as a Schedule IV substance under the Controlled Substances Act which, among other factors, has negatively affected sales by BMS and royalties to the Company and may continue to affect sales in the future. The Company anticipates that this negative effect may continue in the foreseeable future. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma Inc. (Schwarz Pharma) and commercially launched the product in October, 1997. Under the agreement, the Company will receive minimum royalty payments in 1998 of $2 million and retains global manufacturing rights. The minimum royalty expires in December 1998. Sales re-orders of Nascobal in 1998 are below expectations as a result of a marketing issue which requires a change in the packaging configuration of the product. As a result, Schwarz Pharma has deferred delivery to 1999 of its outstanding purchase orders of Nascobal from the Company. The Company relies on a contract service provider for the fill and packaging of Nascobal in accordance with current Good Manufacturing Practice.

         In December 1997, the Company entered into an agreement with Schwarz Pharma for U.S. marketing rights with respect to the Company's planned intranasal compound, scopolamine, for the prevention and treatment of motion sickness. The Company has successfully met certain milestones, generating revenues of $3 million in 1998, and plans to file an NDA in 1999. As discussed in note 11 of the financial statements, the Company is negotiating an extension of the NDA filing date with Schwarz Pharma.

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

         The Company intends to commit significant financial resources in the future to internally fund certain research and development projects with the goal of achieving greater economic benefit from product sales. In addition, the Company's future profitability is primarily affected by, among others, the success of product sales by its licensees, its investment and achievement of milestones in research and development programs, regulatory uncertainties with respect to its filings with the FDA, and the success of its financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, the Company anticipates a loss in calendar 1999.

RESULTS OF OPERATIONS

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues increased by $4.1 million, or 73.7%, to $9.6 million primarily as a result of manufactured product sales and royalty income from the sales of Nascobal of $2 million and the achievement of milestones of $3 million on the intranasal motion sickness product, scopolamine, under its collaborative licensing agreements with Schwarz Pharma. Royalty income received from BMS on sales of Stadol NS decreased $675,000 or 21%, to $2.6 million. The Company anticipates a decline in total revenues in 1999 primarily as a result of the non-recurrence of the $2 million minimum royalty on Nascobal and the amount of milestone payments available from Schwarz Pharma on intranasal scopolamine.

         Total costs and expenses increased by $398,000 to $10.5 million in 1998. The details of the increase follow:

         Research and development expense increased by $1.4 million, or 31% to $6.0 million primarily as a result of the Company's clinical program for intranasal scopolamine. The Company has entered into an operating lease for a larger R&D facility and intends to pursue internally funded projects. The Company anticipates that expenditures for research and development may continue to increase in the foreseeable future.

         In connection with the manufacture of Nascobal(R), the Company entered into a filling and packaging agreement with a third party. In 1998, the Company has incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $589,000 in 1998.

         Royalties expense decreased by $335,000 or 21% to $1.3 million as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing expenses decreased by $848,000, or 49%, to $875,000. The Company eliminated its marketing costs associated with the product, Nascobal(R), as a result of the licensing agreement entered into with Schwarz Pharma in 1997.

         As a percentage of total revenues, general and administrative expenses decreased to 18% in 1998 as compared to 31% in 1997.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (unaudited):

          Revenues increased by $1.2 million, or 27%, to $5.5 million as a result of the launch of the Company's product, Nascobal(R), in October, 1997 and interest income on investments. Manufactured product sales and royalty income on sales of Nascobal(R) totaled $747,000. Royalty income received from BMS on sales of Stadol NS decreased $118,000, or 4%, to $3.3 million. Other license fee, royalty and research income decreased by $487,000. Interest income increased by $1 million to $1.4 million and results primarily from the investment of the proceeds of a public offering of 1,380,000 shares of the Company's common stock in February, 1997.

         Total costs and expenses increased by $5.7 million, or 130%, to $10 million in 1997. The details of the increase follow:

         Research and development expense increased by $3.1 million, or 208% to $4.6 million primarily as a result of the Company's clinical program for the intranasal motion sickness compound, scopolamine, the research and development of certain compounds in collaboration with other pharmaceutical companies, and the resulting increase in personnel and related expenses.

         The Company manufactures Nascobal(R) exclusively for sale to Schwarz Pharma in the U.S. In 1997, the cost of product sales was $454,000.

         Royalties expense decreased by $63,000, or 4%, to $1.6 million as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to UKRF under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing expense increased by $1.6 million to $1.7 million primarily as a result of the marketing and related costs associated with the licensing of the intranasal products, Nascobal(R) and scopolamine, an increase in services provided by outside business consultants, and the addition of personnel and related costs.

         General and administrative expense increased by $661,000, or 64%, to $1.7 million in 1997 as the Company enhanced its infrastructure to accommodate future product sales of Nascobal and its internal research and development programs. The increase arises primarily from an increase in personnel and related costs, an increase in professional fees and expenses related to systems and strategic planning, and certain mandatory regulatory costs associated with the Company's FDA-approved facility and prescription product, Nascobal(TM). As a percentage of total revenues, general and administrative expense increased to 31% in 1997 from 24% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's liquidity included cash and cash equivalents of $23.5 million compared to $25.3 million at December 31, 1997. Royalties and fees receivable at December 31, 1998, consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements which were collected subsequent to December 31, 1998. During the year ended December 31, 1998, warrants were exercised which provided the Company additional cash of $1.4 million.

         At December 31, 1998, the Company had working capital of $24.5 million. Management anticipates that its current cash position will provided adequate funds for the Company's anticipated needs, including working capital,
through 1999.    In 1999, the Company plans to invest up to $3 million in
equipment and leasehold improvements in connection with its new R&D facility. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and, with minor modifications to its computer systems, the Year 2000 will not pose a significant operational problem for the Company. However, improper or inadequate remediation of Year 2000 problems by suppliers, customers and financial institutions could adversely affect the Company's operations, liquidity or financial condition.

         The Company is in the process of contacting all significant suppliers, customers and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed by the third quarter of 1999. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company.

         Based on the results of the above inquiries, the Company may need to create a contingency plan to identify and document potential business disruptions and continuity planning procedures. The Company expects this activity to be an on-going process during 1999.

         The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, expectations, intentions, and resources that should be read in conjunction with the Company's disclosures on forward-looking statements above.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 2, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS No. 133 will have a material effect on its financial position and results of operations.


ITEM 7A  -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8  -            INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Balance Sheets at December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         Statements of Operations for the years ended December 31, 1998, 1997, and December 31, 1996
             (unaudited), six months ended December 31, 1996 and for the year ended June 30, 1996   . . . . . .  21
         Statements of Stockholders' Equity for the years ended December 31, 1998, and December 31, 1997 six months ended December 31, 1996 and for the year ended June 30, 1996 . . . . . . . . . . . . .  22
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and December 31, 1996
             (unaudited), six months ended December 31, 1996 and for the year ended  June 30, 1996  . . . . . .  23
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
   Nastech Pharmaceutical Company Inc.

We have audited the accompanying balance sheets of Nastech Pharmaceutical Company Inc. (the Company) as of December 31, 1998 and 1997 and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the six-month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the six-month period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                                                 KPMG LLP




Melville, New York
February 5, 1999,
    except as to note 11, which
    is as of March 26, 1999

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and
   Board of Directors
   Nastech Pharmaceutical Company Inc.

         We have audited the accompanying statements of operations, stockholders' equity and cash flows of Nastech Pharmaceutical Company Inc. for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

         In our opinion, the aforementioned financial statements present fairly, in all material respects, the results of its operations and cash flows of Nastech Pharmaceutical Company Inc. for the year ended June 30, 1996 in conformity with generally accepted accounting principles.




                                    ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP




New York, New York
August 15, 1996

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      DECEMBER 31,     DECEMBER 31,
                                                                          1998             1997
                                                                     ---------------  ---------------
ASSETS

Current assets:

   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .          $ 23,515         $ 25,294

   Accounts receivable  . . . . . . . . . . . . . . . . . . . . .                20              482

   Royalties and fees receivable  . . . . . . . . . . . . . . . .             2,265              455

   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .               390              370

   Prepaid expenses and sundry assets . . . . . . . . . . . . . .               248               47

   Due from related party . . . . . . . . . . . . . . . . . . . .                32              ---
                                                                           --------         --------

         Total current assets . . . . . . . . . . . . . . .                  26,470           26,648
                                                                           --------         --------

Property and equipment  . . . . . . . . . . . . . . . . . . . . .             1,635            1,010

   Less: Accumulated depreciation and amortization  . . . . . . .               602              302
                                                                           --------         --------

         Property and equipment, net  . . . . . . . . . . .                   1,033              708
                                                                           --------         --------

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                15               15
                                                                           --------         --------

         Total assets                                                      $ 27,518         $ 27,371
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          $    625         $  1,497

   Royalties payable  . . . . . . . . . . . . . . . . . . . . . .               597              191

   Accrued expenses and sundry liabilities  . . . . . . . . . . .               794              754
                                                                           --------         --------

         Total current liabilities                                            2,016            2,442
                                                                           --------         --------

Stockholders' equity:

   Common stock, $0.006 par value; authorized: 25,000,000 shares;                38               37
      issued and outstanding: 6,376,915 and 6,101,020 shares at
      December 31, 1998 and 1997, respectively. . . . .

   Additional paid-in capital . . . . . . . . . . . . . . . . . .            37,426           35,978

   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . .           (11,962)         (11,086)
                                                                           --------         --------

         Total stockholders' equity . . . . . . . . . . . . . . .            25,502           24,929
                                                                           --------         --------

         Total liabilities and stockholders' equity . . . . . . .          $ 27,518         $ 27,371
                                                                           ========         ========





                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                 YEARS ENDED
                                                  -----------------------------------------------------------------------------
                                                    DEC. 31,              DEC. 31,             DEC. 31,              JUNE 30,
                                                      1998                  1997                 1996                 1996
                                                  -------------       ---------------        --------------        ------------
Revenues:                                                                                 (UNAUDITED)
   Product sales  . . . . . . . . . . . . .       $        516        $          482         $         ---         $       ---
   License fee, royalty and research income              7,632                 3,647                 3,987               3,629
   Interest income  . . . . . . . . . . . .              1,442                 1,393                   344                 238
                                                  -------------       ---------------        --------------        ------------
      Total revenues  . . . . . . . . . . .              9,590                 5,522                 4,331               3,867
                                                  -------------       ---------------        --------------        ------------
Costs and expenses:
   Cost of product sales  . . . . . . . . .                589                   454                   ---                 ---
   Research and development . . . . . . . .              6,014                 4,600                 1,494               1,164
   Royalties  . . . . . . . . . . . . . . .              1,251                 1,586                 1,649               1,677
   Sales and marketing  . . . . . . . . . .                875                 1,723                   169                 128
   General and administrative . . . . . . .              1,737                 1,705                 1,073                 780
                                                  -------------       ---------------        --------------        ------------
      Total costs and expenses  . . . . . .             10,466                10,068                 4,385               3,749
                                                  =============       ===============        ==============        ============
Net income (loss) . . . . . . . . . . . . .       $       (876)       $       (4,546)        $         (54)        $       118
                                                  =============       ===============        ==============        ============
Net income (loss) per common share-basic. .       $       (.14)       $         (.76)        $        (.01)        $       .04
                                                  =============       ===============        ==============        ============
Net income (loss) per common share-diluted.       $       (.14)       $         (.76)        $        (.01)        $       .03
                                                  =============       ===============        ==============        ============
Average shares outstanding-basic  . . . . .          6,296,019             5,978,121             3,706,529           3,221,447
                                                  =============       ===============        ==============        ============
Average shares outstanding-diluted  . . . .          6,296,019             5,978,121             3,706,529           4,297,536
                                                  =============       ===============        ==============        ============


                                                      SIX MONTHS
                                                        ENDED
                                                    -------------
                                                       DEC. 31,
                                                        1996
                                                    -------------
Revenues:
   Product sales  . . . . . . . . . . . . .         $        ---
   License fee, royalty and research income                1,880
   Interest income  . . . . . . . . . . . .                  231
                                                    -------------
      Total revenues  . . . . . . . . . . .                2,111
                                                    -------------
Costs and expenses:
   Cost of product sales  . . . . . . . . .                  ---
   Research and development . . . . . . . .                1,035
   Royalties  . . . . . . . . . . . . . . .                  710
   Sales and marketing  . . . . . . . . . .                   76
   General and administrative . . . . . . .                  643
                                                    -------------
      Total costs and expenses  . . . . . .                2,464
                                                    =============
Net income (loss) . . . . . . . . . . . . .         $       (353)
                                                    =============
Net income (loss) per common share-basic. .         $       (.08)
                                                    =============
Net income (loss) per common share-diluted.         $       (.08)
                                                    =============
Average shares outstanding-basic  . . . . .            4,191,600
                                                    =============
Average shares outstanding-diluted  . . . .            4,191,600
                                                    =============


                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997  AND
    FOR THE SIX MONTHS ENDED DECEMBER 1996 AND THE YEAR ENDED JUNE 30, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   COMMON STOCK               ADDITIONAL                                TOTAL
                                            ---------------------------        PAID-IN           ACCUMULATED         STOCKHOLDERS'
                                              SHARES           AMOUNT          CAPITAL             DEFICIT              EQUITY
                                            -------------   -----------    ---------------  --------------------  -----------------
 BALANCE, JUNE 30, 1995  . . . . . . . . .     3,221,447      $  19           $  10,575        $        (6,306)     $        4,288
 Shares issued in connection with exercise
   of warrants   . . . . . . . . . . . . .       605,173          4               3,158                    ---               3,162
 Fractional shares redeemed in connection
   with reverse stock split  . . . . . . .          (187)       ---                 ---                    ---                 ---
 Net income year ended June 30, 1996 . . .                                                                 118                 118
                                            -------------   -----------    ---------------  --------------------  -----------------
 BALANCE, JUNE 30, 1996  . . . . . . . . .     3,826,433         23              13,733                 (6,188)              7,568
 Shares issued in connection with exercise
   of warrants   . . . . . . . . . . . . .       879,817          5               4,592                    ---               4,597
 Fractional shares redeemed in connection
   with reverse stock split  . . . . . . .           (92)       ---              ---                       ---                 ---
 Net loss six months ended December 31,
   1996 (unaudited)  . . . . . . . . . . .           ---        ---              ---                      (352)               (352)
                                            -------------   -----------    ---------------  --------------------  -----------------
 BALANCE, DECEMBER 31, 1996  . . . . . . .     4,706,158         28              18,325                 (6,540)             11,813
 Additional shares issued in connection
   with public offering at $14 per share,
   net of issuance costs . . . . . . . . .     1,380,000          9              17,460                    ---              17,469
 Shares issued in connection with exercise
   of stock options  . . . . . . . . . . .        14,999        ---                  18                    ---                  18
 Compensation related to stock options . .           ---        ---                 175                    ---                 175
 Fractional shares redeemed in connection
   with reverse stock split    . . . . . .          (137)       ---              ---                       ---                 ---
 Net loss year ended December 31, 1997               ---        ---              ---                    (4,546)             (4,546)
                                            -------------   -----------    ---------------  --------------------  -----------------
 BALANCE, DECEMBER 31, 1997  . . . . . . .     6,101,020      $  37             $35,978        $       (11,086)     $       24,929
 Shares issued in connection with exercise       270,000          1               1,402                    ---               1,403
   underwriter's warrants . . . . . . . .
 Shares issued in connection with exercise
   of stock options  . . . . . . . . . . .         6,000        ---                  46                    ---                  46
 Fractional shares redeemed in connection
   with reverse stock split    . . . . . .          (105)       ---              ---                       ---                 ---
 Net loss year ended December 31, 1998               ---        ---              ---                      (876)               (876)
                                            -------------   -----------    ---------------  --------------------  -----------------
 BALANCE, DECEMBER 31, 1998  . . . . . . .     6,376,915      $  38             $37,426        $       (11,962)     $       25,502
                                            =============   ===========    ===============  ====================  =================



                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                      SIX MONTHS
                                                                     YEARS ENDED                                         ENDED
                                                       -----------------------------------------------------------   -------------
                                                        DEC.31,        DEC. 31,           DEC. 31,       JUNE 30,       DEC.31,
                                                         1998           1997               1996           1996           1996
                                                       ---------       ----------     --------------    -----------  -------------
OPERATING ACTIVITIES:                                                           (UNAUDITED)

    Net income (loss) . . . . . . . . . . .            $   (876)       $  (4,546)     $         (54)    $      118   $       (353)
      Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
         Compensation related to stock                      ---              175                ---            ---            ---
         options. . . . . . . . . . . . . .
         Depreciation and amortization. . .                 300              262                 61             55             36
      Abandonment and disposition of
         property and equipment . . . . . .                 ---              ---                  2            ---              2
   Changes in assets and liabilities:
      Accounts and other receivables  . . .              (1,348)            (139)               (91)          (331)           292
      Inventories . . . . . . . . . . . . .                 (20)            (370)               ---            ---            ---
      Prepaid expenses and sundry assets. .                (233)              33                (52)             8            (25)
      Accounts payable  . . . . . . . . . .                (872)             910                 47            (65)            88
      Royalties payable . . . . . . . . . .                 406              (45)              (112)           152           (286)
      Accrued expenses and sundry
         liabilities  . . . . . . . . . . .                  52              510                (73)           123           (208)
                                                       ---------       ----------     --------------    -----------  -------------
Net cash provided by (used in) operating
   activities . . . . . . . . . . . . . . .              (2,591)          (3,210)              (272)            60           (454)
                                                       ---------       ----------     --------------    -----------  -------------
INVESTING ACTIVITIES:
   Property, plant and equipment  . . . . .                (625)            (585)              (210)           (91)          (205)
   Short-term investments-acquisitions. . .                ---              (968)           (15,120)       (10,290)        (8,981)
   Short-term investments-redemptions . . .                ---             7,992             12,312         10,534          5,912
   Other assets . . . . . . . . . . . . . .                ---              ---                 (98)             5            (98)
                                                       ---------       ----------     --------------    -----------  -------------
Net cash provided by (used in)
   investing activities . . . . . . . . . .                (625)           6,439             (3,116)           158         (3,372)
                                                       ---------       ----------     --------------    -----------  -------------
FINANCING ACTIVITIES:
   Repayment of debt  . . . . . . . . . . .                 (12)             (13)              (297)          (169)          (308)
   Exercise of stock options  . . . . . . .                  46               18                ---           ---             ---
   Exercise of warrants . . . . . . . . . .               1,403              ---              7,759          3,162          4,597
   Proceeds from sale of common stock                       ---           17,566                ---           ---             ---
                                                       ---------       ----------     --------------    -----------  -------------
Net cash provided by financing activities .               1,437           17,571              7,462          2,993          4,289
                                                       ---------       ----------     --------------    -----------  -------------
Net increase (decrease) in cash and
   cash equivalents . . . . . . . . . . . .              (1,779)          20,800              4,074          3,211            463
Cash and cash
   equivalents--beginning . . . . . . . . .              25,294            4,494                420            820          4,031
                                                       ---------       ----------     --------------    -----------  -------------
Cash and cash equivalents--ending.  . . . .            $ 23,515        $  25,294      $       4,494         $4,031   $      4,494
                                                       =========       ==========     ==============    ===========  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid . . . . . . . . . . . . . . .            $      5              $6       $          35            $47   $         48
                                                       =========       ==========     ==============    ===========  =============




                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
        For the Years Ended December 31, 1998 and December 31, 1997 and
    For the Six Months Ended December 1996 and the Year Ended June 30, 1996

NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION

         Business

         The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription and over-the-counter pharmaceuticals.

         Basis of Presentation

         In 1996, the Company changed its year-end from June 30 to December 31. The audited statements of operations, changes in stockholders' equity, and cash flows include the years ended December 31, 1998 and 1997, the six month transition period ended December 31, 1996 and the statement of operations, changes in stockholders' equity and cash flows for the fiscal year ended June 30, 1996. The unaudited financial statements for the twelve months ended December 31, 1996 are included for informational purposes only.

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

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments of highly-rated investment grade commercial paper and variable rate preferred securities with maturities of three months or less when purchased. At December 31, 1998 and 1997, cash equivalents totaled $23.2 million and $25.2 million, respectively.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist principally of raw materials.

         Patents

         The cost of acquired patents is capitalized and amortized over the remaining legal life of the patents at acquisition or their useful life, whichever is shorter. The Company has not acquired any patents to date. Legal costs and fees related to patent applications developed by the Company are charged to expense as incurred.

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

         License Fee, Royalty and Research Income

         The Company has entered into various collaborative arrangements with major pharmaceutical companies and recognizes income from royalties based upon
the sale of licensed products as reported by licensees.   Income from license
fees and research income are recognized as earned pursuant to the terms of the related agreements. A substantial portion of the Company's revenues is derived from licensing agreements with Bristol-Myers Squibb Company and Schwarz Pharma, Inc.

         Net Income (Loss) per Common Share

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including all potential dilutive common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income
(loss) per common share is as follows:


                                                                     Year Ended                 Year Ended       Six Months
                                                                     December 31,                June 30,      Ended Dec. 31,
                                                       --------------------------------------- -------------- ---------------
                                                          1998          1997           1996        1996              1996
                                                       -----------   ------------    ---------  ------------- ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) (numerator for basic and
   diluted net income (loss) per common share)         $     (876)   $    (4,546)    $    (54)  $         118   $       (353)
                                                       ===========   ============    =========  ============= ===============
Weighted average common shares
    (denominator for basic net income (loss) per
    common share)                                           6,296          5,978        3,707           3,221          4,192
   Employee stock options                                     ---            ---          ---           1,077            ---
                                                       -----------   ------------    ---------  ------------- ---------------
Effect of dilutive securities:
   common shares outstanding (denominator for
   diluted income (loss) per common share)                  6,296          5,978        3,707           4,298          4,192
                                                       ===========   ============    =========  ============= ===============
Net income (loss) per common share-basic               $     (.14)    $     (.76)    $   (.01)  $         .04   $       (.08)
                                                       ===========   ============    =========  ============= ===============
Net income (loss) per common share-diluted             $     (.14)    $     (.76)    $   (.01)  $         .03   $       (.08)
                                                       ===========   ============    =========  ============= ===============

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Long-Lived Assets

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no significant impact on the Company's results of operations or financial position as a result of the adoption of SFAS No. 121.

         Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (see Note 9).

         New Reporting Pronouncements

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. The adoption of SFAS No. 130 and SFAS No. 131 had no impact on the Company's financial statements and disclosures.

         Fair Value Financial Instruments

         The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year-end.

NOTE 3 -- PROPERTY AND EQUIPMENT


         Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                                               1998         1997
                                                             -------      -------
                                                                (In thousands)
                 Furniture and fixtures  . . . . . . . . .   $   131      $   122
                 Machinery and equipment . . . . . . . . .       962          445
                 Computer equipment  . . . . . . . . . . .       211          177
                 Leasehold improvements  . . . . . . . . .       331          266
                                                             -------      -------
                                                               1,635        1,010
                 Less accumulated depreciation
                  and amortization . . . . . . . . . . . .       602          302
                                                             -------      -------
                 Net property and equipment  . . . . . . .   $ 1,033      $   708
                                                             =======      =======

         Property and equipment having a net book value of $23,000 at December 31, 1998 has been pledged to secure related liabilities.

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

         The Company completed a public offering of 742,500 units of common
stock and warrants in fiscal 1994.   The units in the aggregate consisted of
1,485,000 shares of common stock and 1,485,000 common stock warrants.   Each
warrant entitles the holder to purchase one share of common stock at a price of $5.50 at any time through December 31, 1996. At December 31, 1996 and June 30, 1996, 1,484,990 and 605,173 warrants have been exercised with net proceeds to
the Company of $4,597,039 and $3,162,027 during each period, respectively.   At
December 7, 1996, any unexercised warrants expired. The Company sold to the representative of the underwriter for the offering, at a price of $67.50, warrants to purchase one unit for every ten units sold in the offering up to an aggregate of 67,500 units at an exercise price per warrant of $8.25 per unit (110% of the initial public offering price per unit), exercisable for a period of four years commencing December 7, 1994. These underwriter's warrants were exercised during 1998 resulting in proceeds to the Company of $1,403,000.

         The Company is authorized to issue up to 100,000 shares of preferred stock, the designations, powers, preferences and rights of which may be determined, from time to time, by the Company's Board of Directors.

NOTE 5 -- STOCK OPTION PLAN

         Under the Company's amended Stock Option Plan (the "Plan") options to purchase a maximum of 1,500,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees of the Company may be granted incentive stock options. The options are intended to receive incentive stock option tax treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. The Plan is administered by the Company's Board of Directors. Options outstanding at December 31, 1998 are at prices ranging from $3.63 to $5.63 per share, the fair market value on the date of grant, and expire at various dates to December 17, 2003. Options to acquire 5,000 shares at $8.25 and 1,000 shares at $5.13, and 8,333 shares of stock at $1.77 and 6,666 shares at $.51 were exercised in 1998 and 1997, respectively.

         In August 1998, the Company's Board of Directors approved a stock option exchange program in which it offered all holders the right to exchange their options for the same number of new options with a lower exercise price but with a modified term of vesting. All outstanding options (786,350) with an exercise price greater than $5.63 per share were eligible for this program and were exchanged during 1998. No charge was recorded to earnings as the new exercise price was in excess of the market value on the date of the exchange.


         Data relating to these plans are as follows:

                              Year Ended                         Year Ended                       Year Ended
                             Dec. 31, 1998                      Dec. 31, 1997                    Dec. 31, 1996
                        --------------------------      -----------------------------    ---------------------------  ------------
                                         Weighted                          Weighted                       Weighted
                                          Average                           Average                       Average      Year Ended
                                          Exercise                         Exercise                       Exercise      June 30,
                         Shares            Price          Shares            Price         Shares             Price        1996
                        ----------     -----------      ---------         -----------    --------       ------------  ------------
Outstanding at
beginning of period . .   878,150      $    10.47        459,299           $    9.97     244,249        $      5.47       214,749
Granted . . . . . . . .   903,650            5.91        461,902               10.94     225,800              14.67        34,500
Exercised . . . . . . .    (6,000)           7.73        (14,999)               1.21       ---                  ---         ---
Cancelled . . . . . . .  (786,350)          11.18        (10,000)              22.75       ---                  ---         ---
Terminated  . . . . . .    (3,700)           9.96        (18,052)               9.83     (10,750)              6.44        (5,000)
                        ----------     -----------      ---------         -----------    --------       ------------  ------------
Outstanding at end of
period  . . . . . . . .   985,750      $     5.49        878,150           $   10.47     459,299        $      9.97       244,249
                        ==========     ===========      =========         ===========    ========       ============  ============

         The following table summarizes the information on stock options outstanding at December 31, 1998:




                          Options Outstanding                          Options Exercisable
                   --------------------------------  ----------------------------------------------
                                      Weighted-                                          Weighted-
                                       average          Weighted-                       exercisable
   Range of           Number          remaining          average          Number           price
 exercise price     outstanding    contructual life    exercise prices    exercisable     average
------------------ -------------  -----------------  ----------------  ---------------  -----------
$3.63 - 5.00             40,400               1.26     $        3.92           35,000    $    3.92
   $5.13                131,500               2.04              5.13          107,500         5.13
   $5.63                813,850               4.69              5.63          589,004         5.63
                   -------------                                       ---------------
                        985,750                                               731,504
                   =============                                       ===============


NOTE 6 -- INCOME TAXES

         The Company's net deferred tax assets as of December 31, 1998 and 1997, are estimated as follows:


                                                                              1998             1997
                                                                         --------------  --------------
                 Deferred tax assets:
                     Net operating loss carryforwards  . . . . . . .      $  3,546,000    $  4,382,000
                     Research and development credits  . . . . . . .           637,000         333,000
                     Depreciation  . . . . . . . . . . . . . . . . .            56,000          70,000
                     Other . . . . . . . . . . . . . . . . . . . . .            59,000         ---
                                                                         --------------  --------------

                          Total deferred tax assets    . . . . . . .      $  4,298,000    $  4,785,000
                 Deferred tax liabilities:
                     Depreciation and amortization . . . . . . . . .           ---               8,000
                                                                         --------------  --------------
                           Total deferred tax liabilities  . . . . .      $    ---        $      8,000
                     Net deferred tax assets . . . . . . . . . . . .      $  4,298,000    $  4,777,000
                                                                         --------------  --------------
                     Valuation allowance . . . . . . . . . . . . . .        (4,298,000)     (4,777,000)
                     Net deferred taxes  . . . . . . . . . . . . . .      $    ---        $       ---
                                                                         ==============  ==============


         A valuation allowance for 1998 and 1997 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

         At December 31, 1998, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $9,100,000, and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $637,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2018. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 7 -- COMMITMENTS

(a) Employment Agreements and Accrued Compensation


         The Company's Chief Executive Officer has an employment agreement expiring December 31, 2000, from which he receives base compensation of $230,000 per year, and annual incentive compensation of up to 50% of base salary based on the achievement of certain business objectives of the Company.

         The Company's agreement with its President terminated January 1, 1999. As part of the termination agreement the former President will receive a severance payment of $107,500 which was accrued as of December 31, 1998 and a monthly retainer of $10,000 for the initial six month term of a consulting arrangement. Additionally, the agreement provides for certain incentive payments relating to consulting services. Participation in the Company's stock option plan will continue at least through December 31, 1999 and thereafter, should the consulting arrangement be extended beyond June 30, 1999.

         As of December 31, 1998 and 1997, accrued expenses and sundry liabilities include accrued compensation and benefits of $439,000 and $314,000, respectively.

(b) Leases:

         The Company leases space for its research and development activities under a lease expiring October 31, 2009 and leases office and manufacturing space under a lease expiring on May 31, 2000. Each lease has a 5 year renewal option. The Company plans to exercise the renewal option for its office and
manufacturing space.   The following is a schedule of future minimum lease
payments, including the renewal option for the office and manufacturing space:

                          1999................................................................     $  210,000
                          2000................................................................        297,000
                          2001................................................................        313,000
                          2002................................................................        333,000
                          2003................................................................        361,000
                          Thereafter..........................................................      2,242,000
                                                                                                    ---------
                                  Total.........................................................   $3,756,000

         Rental expense for the aforementioned space aggregated approximately $173,000, $95,000, $83,000, $34,000, and $83,000 for the years ended December
31, 1998, 1997 and 1996, the six months ended December 31, 1996 and for the year ended June 30, 1996, respectively.

NOTE 8 -- CONTRACTUAL AGREEMENTS

         In January 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the "BMS Agreement"). The Company must pay a percentage of these royalties to University of Kentucky Research Foundation ("UKRF") under the Company's separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to the Company, is concurrent with the Company's licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product, which is marketed by BMS as Stadol NS and quarterly royalty payments to the Company by BMS are continuing. During 1997, Stadol NS was classified by the FDA as a
Schedule IV substance under the Controlled Substances Act which has negatively affected sales by BMS and royalties to the Company.

         In July 1997, the Company exclusively licensed to Schwarz the right to market the Company's Nascobal(R) (Cyanocobalamin, USP) Gel in the U.S. The Company retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz. Pursuant to the agreement the Company will receive royalty payments from Schwarz based upon the net sales of Nascobal(R). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

         In December 1997, the Company exclusively licensed to Schwarz the right to market the Company's intranasal scopolamine gel in the U.S. Under the terms of the agreement, the Company will receive royalty and manufacturing
payments from Schwarz.   In addition, Schwarz will make milestone payments to
the Company estimated to aggregate in excess of $5 million upon the achievement of certain development milestones (note 11). In 1998 the Company received $3 million of such milestone payments by the Company.


          In September 1997, the Company entered into an agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal(R) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

         In July 1998, the Company entered into an agreement with Cambridge Laboratories ("Cambridge"), giving Cambridge the exclusive right to market Nascobal in several European countries, Australia and New Zealand. Pursuant to the agreement, the Company will receive revenue from the sale of Nascobal to Cambridge.

NOTE 9 -- STOCK-BASED COMPENSATION

         The per share weighted average fair value of stock options granted during the year ended December 31, 1998, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $3.82, $6.81, $7.86 and $5.01, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    YEAR ENDED          YEAR ENDED         YEAR ENDED       SIX MONTHS ENDED
                                                  DEC.  31, 1998      DEC.  31, 1997     JUNE 30, 1996       DEC.  31, 1996
                                                  --------------      --------------     -------------       --------------
                 Expected dividend yield               - 0-%              - 0-%              - 0 -%              - 0 -%
                 Risk free interest rate               4.75%               5.8%                6%                  6%
                 Expected stock volatility              63%                65%                49%                  54%
                 Expected option life                 5 years            5 years            5 years              5 years

         The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost (except in 1997 with the amount of $175,000 for options granted below market value), has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reported as the pro forma amounts indicated below:


                                      YEAR ENDED             YEAR ENDED              YEAR ENDED         SIX MONTHS ENDED
                                     DEC. 31, 1998          DEC. 31, 1997          JUNE 30, 1996          DEC. 31, 1996
                                  -------------------   --------------------       --------------      --------------------
                                                                 (In thousands, except per share amounts)
Net income (loss):
   As reported  . . . . . . .      $            (876)    $           (4,546)       $     118            $            (353)
   Pro forma  . . . . . . . .      $          (2,322)    $           (6,515)       $      69            $          (1,263)
Net earnings (loss) per share:     $           (.14)     $             (.76)       $     .03            $            (.08)
   As reported  . . . . . . .
   Pro forma  . . . . . . . .      $           (.37)     $            (1.09)       $     .02            $            (.30)

         Proforma net income (loss) reflects only options granted during the years ended December 31, 1998 and 1997, and June 30, 1996 and for the six months ended December 31, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to July 1, 1995, the date of adoption by the Company of SFAS No. 123, was not considered.


NOTE 10 -- RELATED PARTY TRANSACTIONS

         A member of the Board of Directors provided legal services to the Company in 1998. Fees earned by this director were $109,350. In addition, a member of the Board of Directors owes the Company approximately $32,000 represented by a note payable on demand. The note bears interest at 8 % per annum.

         A member of the Board of Directors is affiliated with consulting firms which provided services to the Company in 1997. Fees earned by such affiliates were $294,000.

NOTE 11 -- SUBSEQUENT EVENT

         On March 26, 1999, the Company determined that it will be unable to file a New Drug Application ("NDA") for intranasal scopolamine by June 30, 1999 and, therefore, may not be eligible to receive a milestone payment of $500,000 from Schwarz Pharma Inc. The Company is negotiating an extension of the NDA filing date with Schwarz Pharma Inc., although there can be no assurance that the Company will be successful in obtaining such extension.

                                    PART III

ITEM 8  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and senior employees of the Company are as follows:


                 NAME                       AGE    POSITION
                 ----                       ---    --------
                 Devin N. Wenig             32     Director
                 Dr. Vincent D. Romeo       42     President and Chief Executive
                                                   Officer
                 Dr. Charan R. Behl         47     Executive Vice President of Research
                                                   and Development
                 Andrew P. Zinzi            52     Chief Financial Officer
                 Joel Girsky                59     Director, Secretary, Treasurer
                 Bruce R. Thaw              46     Director
                 Grant W. Denison, Jr       49     Director
                 Dr. Ian R. Ferrier         55     Director
                 Alvin Katz                 69     Director
                 John V. Pollock            60     Director

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

         Devin N. Wenig. Mr. Wenig served as Chairman of the Company's Board of Directors from June 1991 to March 1999, and remains as a Director. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from Columbia University School of Law. From May 1991 to May 1994, Mr. Wenig was with the law firm of Cravath, Swaine and Moore. From 1994 until the present, Mr. Wenig served in various management positions with Reuters Group PLC, and at present serves as Executive Vice President of Reuters America Inc.

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

         Bruce R. Thaw. Mr. Thaw has been a Director of the Company from June 1991 to January 1997 and was reappointed to the Board in January 1998. From 1984 to the present, Mr. Thaw has been a principal in a law firm, which serves as general counsel to the Company. Mr. Thaw was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. Mr. Thaw is also a director of Information Resource Engineering, Inc. a publicly traded company engaged in the computer network security industry and Amtech Systems, Inc. a publicly traded company engaged in the semi-conductor industry.

         Grant W. Denison, Jr. Mr. Denison, who was appointed to the Company's Board of Directors in September 1996, is Chairman and CEO of BioMarin, a biotechnology company based in Novato, California. He is also Chairman of Clubb BioCapital, a London investment bank specializing in advising and financing health care companies. Previously he was President, Worldwide Consumer Products of G.D. Searle & Co. ("Searle") and served in such capacity from 1993 to 1995. Mr. Denison has also served as Corporate Vice President, Strategic Planning for Searle's parent company Monsanto Company from 1989 to 1993. In addition, Mr. Denison also served as President of Searle's U.S. Pharmaceutical Operations from 1987 to 1989. Prior to joining Searle, Mr. Denison was Vice President of International Operations for Squibb Medical Systems and also held a number of senior management positions at Pfizer, Inc. Mr. Denison holds a Master of Business Administration degree from Harvard Business School and received a Bachelor's Degree from Colgate University.

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

         The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 9  -     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

         None

ITEM 10 -     EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Executive Compensation and Other Information", and is incorporated herein by reference.

ITEM 11 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

ITEM 12 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                    PART IV

ITEM 13 -     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

  10.11          Employment Agreement with Dr. Vincent D. Romeo. (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)

  10.12          Employment Agreement with Robert H. Rosen. (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)

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

     10.16       License and Supply Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10.12 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)

     10.17       License and Supply Agreement with Meda AB. (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)

     10.18       License and Supply Agreement with Tzamal Pharma Ltd.

     10.19       International Distribution Agreement with Cambridge Selfcare Diagnostics Limited.

     10.20       Employment Agreement with Dr. Charan Behl.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on March 24, 1999.



                      NASTECH PHARMACEUTICAL COMPANY INC.


By:   /s/ DEVIN N. WENIG
     ------------------------
     Devin N. Wenig
     Chairman


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

SIGNATURE                                  TITLE                                                       DATE
---------                                  -----                                                       ----
/s/ Devin N. Wenig                         Chairman of the Board                                   March 24, 1999
------------------------------
Devin N. Wenig


/s/ Vincent D. Romeo                       President and Chief Executive Officer
--------------------------------           (Principal Executive Officer)                           March 24, 1999
Vincent D. Romeo, Ph.D.



/s/ Andrew Zinzi                           Chief Financial Officer                                 March 24, 1999
--------------------------------           (Principal Financial and Accounting Officer)
Andrew Zinzi


/s/ Joel Girsky                            Director, Secretary/Treasurer                           March 24, 1999
--------------------------------
Joel Girsky


/s/ Bruce R. Thaw                          Director                                                March 24, 1999
--------------------------------
Bruce R. Thaw



/s/ Grant W. Denison                       Director                                                March 24, 1999
--------------------------------
Grant W. Denison


/s/ Ian R. Ferrier                         Director                                                March 24, 1999
--------------------------------
Dr. Ian R. Ferrier


/s/ Alvin Katz                             Director                                                March 24, 1999
--------------------------------
Alvin Katz


/s/ John V. Pollock                        Director                                                March 24, 1999
--------------------------------
John V. Pollock

                               Index to Exhibits


Exhibit No.                                Description
-----------                                -----------
10.18            License and Supply Agreement with Tzamal Pharma Ltd.


10.19            International Distribution Agreement with Cambridge Selfcare Diagnostics Limited

10.20            Employment Agreement with Dr. Charan Behl