Form 10-Q
period 1999-03-31
NASTECH PHARMACEUTICAL CO INC
filed 1999-05-14
CIK 737207

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

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
                                   Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     DATE                       CLASS                       SHARES OUTSTANDING

   04/30/99         Common stock - $.006 par value              6,381,455

================================================================================

                       NASTECH PHARMACEUTICAL COMPANY INC.
                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS                                                                                              Page

      Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998..................................................1
      Statements of Operations for the three months ended March 31, 1999 (unaudited) and 1998 (unaudited)....................2
      Statements of Stockholders' Equity for the three months ended March
      31, 1999 (unaudited) and the year ended December 31,1998...............................................................3
      Statements of Cash Flows for the three months ended March 31, 1999 (unaudited) and 1998 (unaudited)....................4
      Notes to Financial Statements..........................................................................................5

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................................................................6-8

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................................8


                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K...................................................................................9
          SIGNATURES........................................................................................................10


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                       NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,               DECEMBER 31,
                                                                                      1999                      1998
                                                                             -----------------------   ----------------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents..............................................  $                22,300   $               23,515
    Accounts receivable....................................................                       33                       20
    Royalties and fees receivable..........................................                    1,373                    2,265
    Inventories............................................................                      321                      390
    Prepaid expenses and sundry assets.....................................                      311                      248
    Due from related party.................................................                       33                       32
                                                                             -----------------------   ----------------------
             Total current assets..........................................                   24,371                   26,470
                                                                             -----------------------   ----------------------
Property and equipment.....................................................                    1,902                    1,635
    Less: Accumulated depreciation and amortization........................                      695                      602
                                                                             -----------------------   ----------------------
             Property and equipment, net...................................                    1,207                    1,033
                                                                             -----------------------   ----------------------
Other assets...............................................................                       15                       15
                                                                             -----------------------   ----------------------
             Total assets                                                    $                25,593   $               27,518
                                                                             =======================   ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.......................................................  $                 1,303   $                  625
    Royalties payable......................................................                      330                      597
    Accrued expenses and sundry liabilities................................                      674                      794
                                                                             -----------------------   ----------------------
             Total current liabilities.....................................                    2,307                    2,016
                                                                             -----------------------   ----------------------
Stockholders' equity:
    Common stock, $0.006 par value; authorized: 25,000,000
         shares; issued and outstanding: 6,381,455 and 6,376,915
         shares at March 31, 1999 and December 31, 1998,
         respectively................................................... .                        38                       38
    Additional paid-in capital.............................................                   37,445                   37,426
    Accumulated deficit....................................................                  (14,197)                 (11,962)
                                                                             -----------------------   ----------------------
             Total stockholders' equity....................................                   23,286                   25,502
                                                                             -----------------------   ----------------------
             Total liabilities and stockholders' equity....................  $                25,593   $               27,518
                                                                             =======================   ======================




       See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------------------------------
                                                                                   1999                       1998
                                                                         ------------------------   -------------------------
Revenues:
    Product sales..................................................      $                     33   $                     232
    License fee and royalty income ................................                         1,352                       1,859
    Interest income................................................                           298                         365
                                                                         ------------------------   -------------------------
         Total revenues............................................                         1,683                       2,456
                                                                         ------------------------   -------------------------
Costs and expenses:
    Cost of product sales..........................................                            27                         274
    Research and development.......................................                         3,018                       1,063
    Royalties......................................................                           330                         288
    Sales and marketing............................................                           108                         200
    General and administrative.....................................                           435                         395
                                                                         ------------------------   -------------------------
         Total costs and expenses..................................                         3,918                       2,220
                                                                         ------------------------   -------------------------
Net income (loss)..................................................      $                 (2,235)  $                     236
                                                                         ========================   =========================
Net income (loss) per common share-basic...........................      $                   (.35)  $                     .04
                                                                         ========================   =========================
Net income (loss) per common share-diluted.........................      $                   (.35)  $                     .04
                                                                         ------------------------   -------------------------
Average shares outstanding-basic...................................                     6,380,799                   6,106,246
                                                                         ========================   =========================
Average shares outstanding-diluted.................................                     6,380,799                   6,523,816
                                                                         ========================   =========================







       See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            COMMON STOCK                    ADDITIONAL
                                                                 -----------------------------------          PAID-IN
                                                                       SHARES             AMOUNT              CAPITAL
                                                                 ------------------   --------------    -------------------

BALANCE, DECEMBER 31, 1997.....................................           6,101,020   $           37    $            35,978
Shares issued in connection with exercise of
    underwriter's warrants ....................................             270,000                1                  1,402
Shares issued in connection with exercise of stock
    options....................................................               6,000        ---                           46
Fractional shares redeemed in connection with reverse
    stock split ...............................................                (105)       ---                  ---
Net loss year ended December 31, 1998                                   ---                ---                  ---
                                                                 ------------------   --------------    -------------------
BALANCE, DECEMBER 31, 1998.....................................           6,376,915               38                 37,426
Shares issued in connection with exercise of stock
    options....................................................               5,000        ---                           19
Fractional shares redeemed in connection with reverse
    stock split ...............................................                (460)       ---                  ---
Net loss three months ended March 31, 1999.....................         ---                ---                  ---
                                                                 ------------------   --------------    -------------------
                                                                          6,381,455    $          38     $           37,445
                                                                 ==================   ==============    ===================



                                                                                                    TOTAL
                                                                         ACCUMULATED            STOCKHOLDERS'
                                                                           DEFICIT                 EQUITY
                                                                     -------------------    ---------------------

BALANCE, DECEMBER 31, 1997........................................       $      (11,086)    $              24,929
Shares issued in connection with exercise of
    underwriter's warrants .......................................           ---                            1,403
Shares issued in connection with exercise of stock
    options.......................................................           ---                               46
Fractional shares redeemed in connection with reverse
    stock split ..................................................           ---                     ---
Net loss year ended December 31, 1998                                              (876)                     (876)
                                                                     -------------------    ---------------------
BALANCE, DECEMBER 31, 1998........................................              (11,962)                   25,502
Shares issued in connection with exercise of stock
    options.......................................................           ---                               19
Fractional shares redeemed in connection with reverse
    stock split ..................................................           ---                     ---
Net loss three months ended March 31, 1999........................               (2,235)                   (2,235)
                                                                     -------------------    ---------------------
                                                                          $     (14,197)    $              23,286
                                                                     ===================    =====================










       See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                        -----------------------------------------
                                                                                               1999                   1998
                                                                                        ------------------      -----------------
OPERATING ACTIVITIES:
    Net income (loss).................................................................     $       (2,235)      $            236
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization................................................                 93                     56
    Changes in assets and liabilities:
         Accounts and other receivables...............................................                879                 (1,032)
         Inventories..................................................................                 69                     99
         Prepaid expenses and sundry assets...........................................                (64)                  (206)
         Accounts payable.............................................................                678                   (705)
         Royalties payable............................................................               (267)                    97
         Accrued expenses and sundry liabilities......................................               (120)                  (115)
                                                                                        ------------------      -----------------
Net cash used in operating activities.................................................               (967)                (1,570)
                                                                                        ------------------      -----------------
INVESTING ACTIVITIES:
    Property, plant and equipment.....................................................               (267)                   (94)
    Short-term investments-acquisitions...............................................                ---                 (2,984)
                                                                                        ------------------      -----------------
Net cash used in investing activities.................................................               (267)                (3,078)
                                                                                        ------------------      -----------------
FINANCING ACTIVITIES:
    Repayment of debt.................................................................                ---                     (3)
    Exercise of stock options.........................................................                 19                     46
    Exercise of warrants..............................................................                ---                     52
                                                                                        ------------------      -----------------
Net cash provided by financing activities.............................................                 19                     95
                                                                                        ------------------      -----------------
Net decrease in cash and cash equivalents.............................................             (1,215)                (4,553)
Cash and cash equivalents--beginning...................................................            23,515                 25,294
                                                                                        ------------------      -----------------
Cash and cash equivalents--ending......................................................  $         22,300      $          20,741
                                                                                        ==================      =================










       See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- GENERAL

            The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 1998, included in the Company's 1998 annual report filed on Form 10-K.

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


NOTE 2 -- NET INCOME (LOSS) PER COMMON SHARE

            Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:

                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                          Three Months Ended March 31,
                                                                                ------------------------------------------------
                                                                                        1999                     1998
                                                                                --------------------   -------------------------
Net income (loss) (numerator for basic and
   diluted net income (loss) per common share)                                      $        (2,235)      $                  236
                                                                                ====================   =========================
Weighted average common shares outstanding
   (denominator for basic net income (loss) per common
    share)                                                                                     6,381                       6,106
Effect of dilutive securities-employee stock options and
    warrants                                                                                    ---                          417
                                                                                --------------------   -------------------------
Adjusted weighted average common shares outstanding
   (denominator for diluted income (loss) per common
    share)                                                                                     6,381                       6,523
                                                                                ====================   =========================
Net income (loss) per common share-basic and diluted                                $           (.35)     $                  .04
                                                                                ====================   =========================

            Employee stock options totaling 109,800 for the quarter ended March 31, 1999 were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

            At March 31, 1999, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $11.0 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $637,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 -- CONTRACTUAL AGREEMENTS

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

            The Company receives licensing revenues on two commercial products - Stadol(R)NS(TM) and Nascobal(R). Stadol NS, an opioid analgesic which is classified as a Schedule IV substance, is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company received minimum royalties of $2 million in 1998 and retains global manufacturing rights. The minimum royalty expired in December 1998. Sales re-orders of Nascobal(R) in early 1999 and 1998 were below expectations as a result of a marketing issue which requires a change in the packaging configuration of the product. Currently, this is being addressed by the Company. As a result, Schwarz Pharma has deferred its outstanding purchase orders of Nascobal(R) from the Company. The Company relies on a contract service provider for the fill and packaging of Nascobal(R) in accordance with current Good Manufacturing Practice.

            In December 1997, the Company entered into an agreement with Schwarz Pharma for U.S. marketing rights with respect to the Company's planned intranasal compound, scopolamine, for the prevention and treatment of motion sickness. As disclosed in Note 4 to the financial statements, the Company is negotiating the extension of the NDA filing date associated with a milestone payment from Schwarz Pharma. The Company plans to file the NDA in 1999.

            The Company intends to commit significant financial resources in the future to internally fund concurrent research and development projects with the goal of achieving greater economic benefit from product sales. In addition, the Company's future profitability is primarily affected by, among others, the success of product sales by its licensees, its investment and achievement of milestones in research and development programs, regulatory uncertainties with respect to its filings with the FDA, and the success of its financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, the Company anticipates a loss in calendar 1999.

RESULTS OF OPERATIONS

            Three Months Ended March 31, 1999 Compared to Three Months Year Ended March 31, 1998

            Revenues decreased by $773,000, or 31%, to $1.7 million primarily as a result of a decline in product sales and royalty income of Nascobal(R). Total revenues from Schwarz Pharma on Nascobal(R) were $124,000 compared to $732,000 in 1998. Sales re-orders of Nascobal(R) as previously discussed were below expectation as a result of a marketing issue which requires a change in the packaging configuration of the product. The revenue for the first quarter of 1998 also included $500,000 as a minimum royalty from Schwarz Pharma on Nascobal(R). Accordingly, royalty income on sales of Nascobal(R) decreased $409,000, or 82%, to $91,000. Royalty income received from BMS on sales of Stadol NS increased $84,000, or 14%, to $678,000. The Company anticipates a decline in total revenues in 1999 primarily as a result of the non-recurrence of the $2 million minimum royalty on Nascobal(R) and a substantially lower amount of milestone payments available from Schwarz Pharma on intranasal scopolamine.

            Total costs and expenses increased by $1,698,000, or 76%, to $3.9 million in 1999. The details of the increase follow:

            Research and development expense increased by $2.0 million, or 184% to $3.0 million primarily as a result of the Company's clinical program for intranasal scopolamine. The Company has entered into an operating lease for a larger R&D facility and intends to pursue internally funded projects. The Company anticipates that expenditures for research and development may decrease in the next few quarters of 1999 as compared to the first calendar quarter, but total expenditures should remain higher for the year 1999 as compared to 1998.

            Royalties expense increased by $42,000 or 15% to $330,000 as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

            As a percentage of total revenues, selling, general and administrative expenses increased to 32% in 1999 as compared to 24% in 1998 as a result of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1999, the Company's liquidity included cash and cash equivalents of $22.3 million compared to $23.5 million at December 31, 1998. Accounts, royalties and fees receivable at March 31, 1999 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

            At March 31, 1999, the Company had working capital of $22.1 million. Management anticipates that its current cash position will provide adequate funds for the Company's anticipated needs, including working capital, through 1999. In 1999, the Company plans to invest up to $3 million in equipment and leasehold improvements in connection with its new R&D facility. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

            The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and, with minor modifications to its computer systems, the Year 2000 will not pose a significant operational problem for the Company. However, improper or inadequate remediation of Year 2000 problems by suppliers, licensees and financial institutions could adversely affect the Company's operations, liquidity or financial condition.

            The Company has contacted all significant suppliers, licensees and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed by the third quarter of 1999. The Company is unable to determine at this time whether the consequences of Year 2000 failures by third parties will have a material adverse impact on the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the first quarter of fiscal years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS No. 133 will have a material effect on its financial position and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable.

                           PART II - OTHER INFORMATION



ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K



           NONE

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on May 13, 1999.

                             NASTECH PHARMACEUTICAL COMPANY INC.










                              By: /s/ Vincent D. Romeo, Ph.D.
                                 ----------------------------
                                  Vincent D. Romeo, Ph.D.
                             President and Chief Executive Officer
                               (Principal Executive Officer)









                              By:      /s/ Andrew Zinzi
                                 ----------------------------
                                        Andrew Zinzi
                                  Chief Financial Officer
                        (Principal Financial and Accounting Officer)