Form 10-Q
period 1999-06-30
NASTECH PHARMACEUTICAL CO INC
filed 1999-08-11
CIK 737207

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                               Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     DATE                       CLASS                      SHARES OUTSTANDING

June 30, 1999       Common stock - $.006 par value             6,381,455
================================================================================

                       NASTECH PHARMACEUTICAL COMPANY INC.
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS                                                                                           Page

            Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998..............................................1
            Statements of Operations for the six months and three months ended June 30, 1999 (unaudited) and 1998
            (unaudited).......................................................................................................2
            Statements of Stockholders' Equity  for the six months ended June 30, 1999 (unaudited) and the year ended December 31,1998............................................................................................3
            Statements of Cash Flows for the six months ended June 30, 1999 (unaudited) and 1998 (unaudited)..................4
            Notes to Financial Statements.....................................................................................5

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................6-8

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................8


                           PART II - OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS.................................................................................................9

ITEM 2 -    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................................9

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES...................................................................................9

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................................9

ITEM 5 -    OTHER INFORMATION.................................................................................................9

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K..................................................................................9

            SIGNATURES.......................................................................................................10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JUNE 30,         DECEMBER 31,
                                                                                                  1999               1998
                                                                                                 --------         -----------
                                                                                               (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents..........................................................          $ 20,411         $ 23,515
    Account receivable.................................................................               211               20
    Royalties and fees receivable......................................................             1,007            2,265
    Inventories........................................................................               371              390
    Prepaid expenses and sundry assets.................................................               261              248
    Due from related party.............................................................                32               32
                                                                                                 --------         --------
             Total current assets......................................................            22,293           26,470
                                                                                                 --------         --------
Property and equipment.................................................................             2,384            1,635
    Less: Accumulated depreciation and amortization....................................               800              602
                                                                                                 --------         --------
             Property and equipment, net...............................................             1,584            1,033
                                                                                                 --------         --------
Other assets...........................................................................                15               15
                                                                                                 --------         --------
             Total assets                                                                        $ 23,892         $ 27,518
                                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................................................          $    820         $    625
    Royalties payable..................................................................               441              597
    Accrued expenses and sundry liabilities............................................               763              794
                                                                                                 --------         --------
             Total current liabilities.................................................             2,024            2,016
                                                                                                 --------         --------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized: 100,000 shares; issued and outstanding: none
    Common stock, $0.006 par value; authorized: 25,000,000 shares; issued and outstanding: 6,381,455 and 6,376,915 shares at June 30, 1999 and December 31,
         1998, respectively................................................... . . . .                 38               38
    Additional paid-in capital.........................................................            37,445           37,426
    Accumulated deficit................................................................           (15,615)         (11,962)
                                                                                                 --------         --------
             Total stockholders' equity................................................            21,868           25,502
                                                                                                 --------         --------
             Total liabilities and stockholders' equity................................          $ 23,892         $ 27,518
                                                                                                 ========         ========

                See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                                  -------------------------                --------------------------
                                                    1999              1998                    1999             1998
                                                  -------            ------                 -------           ------
Revenues:

    Product sales...........................      $   170            $  437                 $   137           $  205
    License fee and royalty income .........        2,339             4,431                     987            2,572
    Interest income.........................          575               710                     277              345
                                                  -------            ------                 -------           ------
         Total revenues.....................        3,084             5,578                   1,401            3,122
                                                  -------            ------                 -------           ------
Costs and expenses:
    Cost of product sales...................          139               503                     113              229
    Research and development................        4,547             2,423                   1,529            1,360
    Royalties...............................          772               663                     441              375
    Sales and marketing.....................          447               462                     339              262
    General and administrative..............          832             1,054                     397              659
                                                  -------            ------                 -------           ------
         Total costs and expenses...........        6,737             5,105                   2,819            2,885
                                                  -------            ------                 -------           ------
Net income (loss)...........................      $(3,653)           $  473                 $(1,418)          $  237
                                                  =======            ======                 =======           ======
Net income (loss) per common share-basic....      $  (.57)           $  .08                 $  (.22)          $  .04
                                                  =======            ======                 =======           ======
Net income (loss) per common share-diluted..      $  (.57)           $  .07                 $  (.22)          $  .04
                                                  -------            ------                 -------           ------
Average shares outstanding-basic............        6,381             6,216                   6,381            6,325
                                                  =======            ======                 =======           ======
Average shares outstanding-diluted..........        6,381             6,530                   6,381            6,535
                                                  =======            ======                 =======           ======


                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 COMMON STOCK           ADDITIONAL                      TOTAL
                                                            -----------------------      PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                                              SHARES        AMOUNT       CAPITAL       DEFICIT          EQUITY
                                                            ----------    ---------    ------------  -----------    ------------
BALANCE, DECEMBER 31, 1997...............................    6,101,020    $    37      $  35,978     $ (11,086)     $     24,929
Shares issued in connection with exercise of
   underwriter's warrants................................      270,000          1          1,402        ---                1,403
Shares issued in connection with exercise of stock
   options...............................................        6,000        ---             46        ---                   46
Fractional shares redeemed in connection with reverse
   stock split ..........................................         (105)       ---           ---         ---                 ---
Net loss year ended December 31, 1998                          ---            ---           ---           (876)             (876)
                                                            ----------    ---------    ------------  -----------    ------------
BALANCE, DECEMBER 31, 1998...............................    6,376,915         38         37,426       (11,962)           25,502

Shares issued in connection with exercise of stock
   options...............................................        5,000        ---             19        ---                   19
Fractional shares redeemed in connection with reverse
   stock split ..........................................         (460)       ---           ---         ---                 ---
Net loss six months ended June 30, 1999..................      ---            ---           ---         (3,653)           (3,653)
                                                            ----------    ---------    ------------  -----------    ------------
BALANCE, JUNE 30, 1999 (UNAUDITED).......................    6,381,455         38         37,445       (15,615)           21,868
                                                            ==========    =========    ============  ===========    ============


                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                 ---------         ----------
OPERATING ACTIVITIES:

    Net income (loss).....................................................       $  (3,653)           $   473
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization....................................             198                140
    Changes in assets and liabilities:
         Accounts and other receivables...................................           1,067             (2,089)
         Inventories......................................................              19                 55
         Prepaid expenses and sundry assets...............................             (13)              (145)
         Accounts payable.................................................             195               (229)
         Royalties payable................................................            (156)               184
         Accrued expenses and sundry liabilities..........................             (31)              (247)
                                                                                 ---------         ----------
Net cash used in operating activities.....................................          (2,374)            (1,858)
                                                                                 ---------         ----------
INVESTING ACTIVITIES:
    Property, plant and equipment.........................................            (749)              (347)
                                                                                 ---------         ----------
Net cash used in investing activities.....................................            (749)              (347)
                                                                                 ---------         ----------
FINANCING ACTIVITIES:
    Proceeds from exercise of warrants....................................             ---              1,403

    Exercise of stock options.............................................              19                 46
                                                                                 ---------         ----------
Net cash provided by financing activities.................................              19              1,449
                                                                                 ---------         ----------
Net decrease in cash and cash equivalents.................................          (3,104)              (756)
Cash and cash equivalents--beginning......................................          23,515             25,294
                                                                                 ---------         ----------
Cash and cash equivalents--ending.........................................       $  20,411            $24,538
                                                                                 =========         ==========

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

NOTE 2 -- NET INCOME (LOSS) PER COMMON SHARE

            Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:


                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                   Six Months Ended          Three Months Ended
                                                                                       June 30,                   June 30,
                                                                                ---------------------    ------------------------
                                                                                  1999        1998           1999           1998
                                                                                --------   ----------    ----------      --------
Net income (loss) (numerator for basic and
   diluted net income (loss) per common share)........................          $(3,653)   $      473    $ (1,418)       $  237
                                                                                ========   ==========    ==========      ========
Weighted average common shares outstanding
   (denominator for basic net income (loss) per common
    share)............................................................            6,381         6,216       6,381         6,325
Effect of dilutive securities-employee stock options and
    warrants..........................................................           ---              314      ---              210
                                                                                --------   ----------    ----------      --------
Adjusted weighted average common shares outstanding
   (denominator for diluted income (loss) per common
    share)............................................................            6,381         6,530       6,381         6,535
                                                                                ========   ==========    ==========      ========
Net income (loss) per common share-basic..............................          $  (.57)   $      .08    $   (.22)       $  .04
                                                                                ========   ==========    ==========      ========
Net income (loss) per common share-diluted............................          $  (.57)   $      .07    $   (.22)       $  .04
                                                                                ========   ==========    ==========      ========


            Employee stock options totaling 1,096,216 at June 30, 1999 were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

            At June 30, 1999, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $12.4 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $637,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 -- CONTRACTUAL MILESTONES - SCHWARZ PHARMA

            Pursuant to the terms of a licensing agreement between the Company and Schwarz Pharma for the development and U.S. marketing rights to intranasal scopolamine, there are several milestone objectives that the Company must meet in order to be eligible for certain payments. The agreement provides that in the event a milestone objective is not achieved within six months of its required completion date, Schwarz Pharma may elect to either pay 50% of the scheduled milestone payment or, in its discretion, terminate the agreement. The contract also permits either party to terminate the contract upon the other party's failure to comply in any material respect with its terms.

            The filing of the New Drug Application ("NDA") is a stated milestone objective which has been delayed (in excess of six months) as a result of additional safety studies requested by the Food and Drug Administration ("FDA"). The Company plans to file the NDA in late 1999. At that time, Schwarz Pharma may elect to either pay 50% of the scheduled milestone or terminate the agreement. If payment is made then the Company will receive $250,000 within a defined time period after filing. In addition, the delay in filing the NDA has affected the Company's ability to earn future milestones totaling $1.1 million. The 50% penalty provision reduces the availability of these milestones to $550,000 contingent upon favorable product approval actions by the FDA.

NOTE 5 -- SUBSEQUENT EVENT

            In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split. The Company intends to effectuate these transactions on August 17, 1999. The purpose of these transactions, as set forth in the Company's proxy statement to shareholders, is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company.

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

            The Company receives licensing revenues on two commercial products - Stadol(R)NS(TM) and Nascobal(R). Stadol NS, an opioid analgesic which is classified as a Schedule IV substance, is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company received minimum royalties of $2 million in 1998 and retains global manufacturing rights. The minimum royalty expired in December 1998. Sales re-orders of Nascobal(R) in early 1999 and 1998 were below expectations as a result of a marketing issue which required a change in the packaging configuration of the product. The Company shipped the new package configuration to Schwarz Pharma in the second quarter of 1999.

            In December 1997, the Company entered into an agreement with Schwarz Pharma for U.S. marketing rights with respect to the Company's planned intranasal compound, scopolamine, for the prevention and treatment of motion sickness. As disclosed in Note 4 to the financial statements, the Company plans to file the NDA in 1999.

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

RESULTS OF OPERATIONS

               Six Months Ended June 30, 1999 Compared to Six Months Year Ended June 30, 1998

               Revenues decreased by $2,494,000, or 45%, to $3.1 million primarily as a result of a decline in product sales and royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $339,000 compared to $1,437,000 in 1998. Sales re-orders of Nascobal(R) were below expectation as a result of the marketing issue noted above. The revenue for the six months ended June 30, 1998 also included $1,000,000 as a minimum royalty from Schwarz Pharma on Nascobal(R). Accordingly, royalty income on sales of Nascobal(R) decreased $831,000, or 83%, to $169,000. Total milestone payments on scopolamine decreased $1,600,000 or 76% to $500,000. Royalty income received from BMS on sales of Stadol NS increased $235,000, or 17%, to $1,579,000. The Company anticipates a decline in total revenues in 1999 primarily as a result of the non-recurrence of the $2 million minimum royalty on Nascobal(R) and a substantially lower amount of milestone payments available from Schwarz Pharma on intranasal scopolamine.

            Total costs and expenses increased by $1,632,000, or 32%, to $6.7 million in 1999. The details of the increase follow:

            Research and development expense increased by $2.1 million, or 88% to $4.5 million primarily as a result of the Company's clinical program for intranasal scopolamine. In September 1998, the Company also entered into an operating lease for a larger R&D facility and intends to pursue additional internally funded projects in the future.

            Royalties expense increased by $109,000 or 16% to $772,000 as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

            As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 41% in 1999 as compared to 27% in 1998 as a result of the decline in revenues.

            Three Months Ended June 30, 1999 Compared to Three Months Year Ended June 30, 1998

            Revenues decreased by $1,721,000, or 55%, to $1.4 million primarily as a result of a decline in product sales and royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $215,000 compared to $705,000 in 1998. Sales re-orders of Nascobal(R) were below expectation as a result of the marketing issue noted above. The revenue for the second quarter of 1998 also included $500,000 as a minimum royalty from Schwarz Pharma on Nascobal(R). Accordingly, royalty income on sales of Nascobal(R) decreased $422,000, or 84%, to $78,000. There were no milestone payments in the current quarter as compared to $1,350,000 in the comparable quarter of 1998. Royalty income received from BMS on sales of Stadol NS increased $150,000, or 20%, to $901,000.

            Total costs and expenses are virtually unchanged at $2.8 million. In the prior year, the Company incurred expenses of $200,000 associated with merger and acquisition activity which is classified in general and administrative expense.

            As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 53% in 1999 as compared to 30% in 1998 primarily as a result of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1999, the Company's liquidity included cash and cash equivalents of $20.4 million compared to $23.5 million at December 31, 1998. Account, royalties and fee receivables at June 30, 1999 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

            In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split. The Company intends to effectuate these transactions on August 17, 1999. The purpose of these transactions, as set forth in the Company's proxy statement to shareholders, is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company.

            At June 30, 1999, the Company had working capital of $20.3 million. Management anticipates that its current cash position will provide adequate funds for the Company's anticipated needs, including working capital, through mid-2000. In 1999, the Company plans to invest up to $3 million in equipment and leasehold improvements in connection with its new R&D facility. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

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

ITEM 3 -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS

            The Company knows of no material litigation or proceedings, pending or threatened, to which the Company is or may become a party.

ITEM 2 -    CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split.

ITEM 5 -    OTHER INFORMATION

            None

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on August 11, 1999.

                       NASTECH PHARMACEUTICAL COMPANY INC.


                         By: /s/ Vincent D. Romeo, Ph.D.
                             -------------------------------
                             Vincent D. Romeo, Ph.D.
                      President and Chief Executive Officer
                          (Principal Executive Officer)








                         By:    /s/ Andrew Zinzi
                             -------------------------------
                                  Andrew Zinzi
                             Chief Financial Officer
                  (Principal Financial and Accounting Officer)