Form 10-Q
period 1999-09-30
NASTECH PHARMACEUTICAL CO INC
filed 1999-11-12
CIK 737207

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                              Name of each exchange
     Title of each class                                       on which registered
     -------------------                                      ---------------------
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

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 DATE                                   CLASS                           SHARES OUTSTANDING
               09/30/99                     Common stock - $.006 par value                  6,273,885


===============================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                                         Page
     Balance Sheets as of September 30, 1999 (unaudited) and December 31,1998.............................1
     Statements of Operations for the nine months ended September 30, 1999
     (unaudited) and 1998 (unaudited) and the three months ended September
     30, 1999 (unaudited) and 1998 (unaudited)............................................................2
     Statements of Stockholders' Equity for the nine months ended September 30, 1999
     (unaudited) and the year ended December 31,1998......................................................3
     Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited)
     and 1998 (unaudited).................................................................................4
     Notes to Financial Statements........................................................................5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................................................6-8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................8



                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS................................................................................9

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................9

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................................................9

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................9

ITEM 5 - OTHER INFORMATION................................................................................9

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................................................9

         SIGNATURES......................................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1999              1998
                                                                            ---------------  ---------------
                                                                              (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents..........................................    $        17,964   $       23,515
   Account receivable.................................................                 83               20
   Royalties and fees receivable......................................                963            2,265
   Inventories........................................................                316              390
   Prepaid expenses and sundry assets.................................                184              248
   Due from related party.............................................                 34               32
                                                                        ------------------ ----------------
          Total current assets........................................             19,544           26,470
                                                                        ------------------ ----------------
Property and equipment................................................              3,402            1,635
   Less: Accumulated depreciation and amortization....................                905              602
                                                                        ------------------ ----------------
          Property and equipment, net.................................              2,497            1,033
                                                                        ------------------ ----------------
Other assets..........................................................                 17               15
                                                                        ------------------ ----------------
          Total assets                                                    $        22,058   $       27,518
                                                                        ================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................    $         1,627   $          625
   Royalties payable..................................................                273              597
   Accrued expenses and sundry liabilities............................                619              794
                                                                        ------------------ ----------------
          Total current liabilities...................................              2,519            2,016
                                                                        ------------------ ----------------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 100,000 shares;
      issued and outstanding: none
   Common stock, $0.006 par value; authorized: 25,000,000 shares;
      issued and outstanding: 6,273,885 and 6,376,915 shares at
      September  30, 1999 and December 31, 1998, respectively.........                 38               38
   Additional paid-in capital.........................................             37,061           37,426
   Accumulated deficit................................................            (17,560)         (11,962)
                                                                        ------------------ ----------------
          Total stockholders' equity..................................             19,539           25,502
                                                                        ------------------ ----------------
          Total liabilities and stockholders' equity..................    $        22,058   $       27,518
                                                                        ================== ================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          --------------------------------- ----------------------------------
                                                               1999             1998             1999              1998
                                                          ---------------- ---------------- ----------------  ----------------
Revenues:
     Product sales...........................              $          256    $         506   $           86    $           69
     License fee and royalty  income..........                      3,281            6,493              942             2,062
     Interest income..........................                        838            1,095              263               385
                                                          ---------------- ---------------- ----------------  ----------------
              Total revenues..................                      4,375            8,094            1,291             2,516
                                                          ---------------- ---------------- ----------------  ----------------
Costs and expenses:
     Cost of product sales....................                        210              587               71                84
     Research and development.................                      6,853            4,213            2,306             1,790
     Royalties................................                      1,045              941              273               278
     Sales and marketing......................                        741              623              294               161
     General and administrative...............                      1,124            1,440              292               386
                                                          ---------------- ---------------- ----------------  ----------------
           Total costs and expenses...........                      9,973            7,804            3,236             2,699
                                                          ---------------- ---------------- ----------------  ----------------
Net income (loss).............................             $       (5,598)  $          290   $       (1,945)   $         (183)
                                                          ================ ================ ================  ================
Net income (loss) per common share-basic......             $         (.88)  $          .05   $         (.31)   $         (.03)
                                                          ================ ================ ================  ================
Net income (loss) per common share-diluted....             $         (.88)  $          .04   $         (.31)   $         (.03)
                                                          ---------------- ---------------- ----------------  ----------------
Average shares outstanding-basic..............                      6,364            6,271            6,330             6,378
                                                          ================ ================ ================  ================
Average shares outstanding-diluted............                      6,364            6,493            6,330             6,378
                                                          ================ ================ ================  ================



                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  COMMON STOCK          ADDITIONAL                     TOTAL
                                                           --------------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                               SHARES         AMOUNT     CAPITAL        DEFICIT        EQUITY
                                                           -------------  ----------   -----------   -------------  -------------
BALANCE, DECEMBER 31, 1997..............................      6,101,020     $     37    $   35,978    $   (11,086)    $   24,929
Shares issued in connection with exercise of
  underwriter's warrants................................        270,000            1         1,402            ---          1,403
Shares issued in connection with exercise of stock
  options...............................................          6,000          ---            46            ---             46
Fractional shares redeemed in connection with reverse
  stock split...........................................           (105)         ---           ---            ---            ---
Net loss year ended December 31, 1998                               ---          ---           ---           (876)          (876)
                                                           -------------  ----------   -----------   -------------  -------------
BALANCE, DECEMBER 31, 1998..............................      6,376,915           38        37,426        (11,962)        25,502
Shares issued in connection with exercise of stock
  options...............................................          5,000          ---            19            ---             19
Redemption of shares in connection with reverse/
  forward stock split...................................       (107,570)         ---          (384)           ---           (384)
Fractional shares redeemed in connection with reverse
 stock split ...........................................           (460)         ---           ---            ---            ---
Net loss nine months ended September 30, 1999...........            ---          ---           ---         (5,598)        (5,598)
                                                           -------------  ----------   -----------   -------------  -------------
BALANCE, SEPTEMBER 30, 1999 (UNAUDITED).................      6,273,885     $     38    $   37,061    $   (17,560)    $   19,539
                                                           =============  ==========   ===========   =============  =============




                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                        1999             1998
                                                                                    ------------    --------------
OPERATING ACTIVITIES:
    Net income (loss).............................................................   $     (5,598)    $       290
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization...............................................           303             222
    Changes in assets and liabilities:
       Accounts and other receivables.............................................          1,239          (1,936)
       Inventories................................................................             74              17
       Prepaid expenses and sundry assets.........................................             60            (186)
       Accounts payable...........................................................          1,002            (324)
       Royalties payable..........................................................           (324)             95
       Accrued expenses and sundry liabilities....................................           (175)           (125)
                                                                                    --------------    ------------
Net cash used in operating activities.............................................         (3,419)         (1,947)
                                                                                    --------------    ------------
INVESTING ACTIVITIES:
    Property, plant and equipment.................................................         (1,767)           (539)
                                                                                    --------------    ------------
Net cash used in investing activities.............................................         (1,767)           (539)
                                                                                    --------------    ------------
FINANCING ACTIVITIES:
    Proceeds from exercise of warrants............................................       ---                1,403
    Redemption of common shares...................................................           (384)        ---
    Exercise of stock options.....................................................             19              46
                                                                                    --------------    ------------
Net cash (used in) provided by financing activities...............................           (365)          1,449
                                                                                    --------------    ------------
Net decrease in cash and cash equivalents.........................................         (5,551)         (1,037)
Cash and cash equivalents--beginning..............................................         23,515          25,294
                                                                                    --------------    ------------
Cash and cash equivalents--ending.................................................   $     17,964     $    24,257
                                                                                    ==============    ============


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

NOTE 2 -- NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:



                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      Nine Months Ended           Three Months Ended
                                                                        September 30,               September 30,
                                                                    -------------------------   ----------------------
                                                                       1999           1998         1999        1998
                                                                    -----------   -----------   ---------   ----------
   Net income (loss) (numerator for basic and
      diluted net income (loss) per common share)............        $  (5,598)    $      290    $ (1,945)  $    (183)
                                                                    ===========   ===========   ==========  ==========
   Weighted average common shares outstanding
      (denominator for basic net income (loss) per common
       share).................................................           6,364          6,271       6,330       6,378
   Effect of dilutive securities-employee stock options and
       warrants...............................................             ---            222         ---         ---
                                                                    -----------   -----------   ----------  ----------
   Adjusted weighted average common shares outstanding
      (denominator for diluted income (loss) per common
       share).................................................           6,364          6,493       6,330       6,378
                                                                    ===========   ===========   ==========  ==========
   Net income (loss) per common share-basic...................       $    (.88)    $      .05    $   (.31)   $   (.03)
                                                                    ===========   ===========   ==========  ==========
   Net income (loss) per common share-diluted.................       $    (.88)    $      .04    $   (.31)   $   (.03)
                                                                    ===========   ===========   ==========  ==========


         Employee stock options totaling 1,248,050 at September 30, 1999 were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

         At September 30, 1999, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $17.1 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $744,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. In addition, Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

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

NOTE 5 -- REVERSE/FORWARD STOCK SPLIT

         In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split. The Company effectuated these transactions on August 17, 1999. The purpose of these transactions, as set forth in the Company's proxy statement to shareholders, is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company.

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

         The Company receives licensing revenues on two commercial products - Stadol(R)NS(TM) and Nascobal(R). Stadol NS, an opioid analgesic which is classified as a Schedule IV substance, is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company received minimum royalties of $2 million in 1998 and retains global manufacturing rights. The minimum royalty expired in December 1998. Sales re-orders of Nascobal(R) in early 1999 and 1998 were below expectations as a result of a marketing issue which required a change in the packaging configuration of the product. The Company shipped the new package configuration to Schwarz Pharma in the second quarter of 1999. Schwarz Pharma has reported an increase in units sold to distributors during the third quarter of 1999.

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

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenues decreased by $3.7 million, or 46%, to $4.4 million primarily as a result of a decline in product sales and royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $542,000 compared to $2 million in 1998. Sales re-orders of Nascobal(R) were below expectation as a result of the marketing issue noted above. The revenue for the nine months ended September 30, 1998 included $1.5 million as a minimum royalty from Schwarz Pharma on Nascobal(R). Accordingly, royalty income on sales of Nascobal(R) decreased $1.2 million, or 81%, to $286,000. Total milestone payments on scopolamine decreased $2.2 million or 75% to $750,000. Royalty income received from BMS on sales of Stadol NS increased $210,000, or 11%, to $2.1 million. The Company anticipates a decline in total revenues in 1999 primarily as a result of the non-recurrence of the $2 million minimum royalty on Nascobal(R) and a substantially lower amount of milestone payments available from Schwarz Pharma on intranasal scopolamine.

         Total costs and expenses increased by $2.2 million or 28%, to $10 million in 1999. The details of the increase follow:

         Research and development expense increased by $2.6 million, or 63%, to $6.9 million primarily as a result of the Company's clinical programs for intranasal scopolamine, morphine and apomorphine. In September 1998, the Company also entered into an operating lease for a larger R&D facility and intends to pursue additional internally funded projects in the future.

         Royalties expense increased by $104,000, or 11%, to $1 million as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 43% in 1999 as compared to 25% in 1998 as a result of the decline in revenues.

         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenues decreased by $1.2 million, or 49%, to $1.3 million primarily as a result of a decline in royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $204,000 compared to $569,000 in 1998. The revenue for the third quarter of 1998 included $500,000 as a minimum royalty from Schwarz Pharma on Nascobal(R). Accordingly, royalty income on sales of Nascobal(R) decreased $383,000, or 77%, to $117,000. Milestone payments in the current quarter were $250,000 as compared to $950,000 in the comparable quarter of 1998. Royalty income received from BMS on sales of Stadol NS decreased $24,000, or 4%, to $566,000.

         Total costs and expenses increased by $537,000 or 20% to $3.2 million. Research and development expenses increased by $516,000, or 29% to $2.3 million primarily as a result of the Company's clinical program for intranasal morphine and apomorphine. The Company has entered into an operating lease for a larger R&D facility and intends to pursue internally funded projects. The Company anticipates that expenditures for research and development may continue to increase in the foreseeable future.

         Royalties expense decreased by $5,000, or 2%, to $273,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the UKRF.

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 45% in 1999 as compared to 22% in 1998 primarily as a result of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company's liquidity included cash and cash equivalents of $18 million compared to $23.5 million at December 31, 1998. Account, royalties and fee receivables at September 30, 1999 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

         In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split. The Company effectuated these transactions on August 17, 1999. The purpose of these transactions, as set forth in the Company's proxy statement to shareholders, is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company. As of September 30, 1999 the Company has redeemed 107,570 of such shares at a cost of $384,000. In addition, on October 29, 1999, the Company's Board of Directors authorized the Company to effect open market purchases of up to 500,000 shares of its common stock.

         At September 30, 1999, the Company had working capital of $17 million. Management anticipates that its current cash position will provide adequate funds for the Company's anticipated needs, including working capital, through 2000. As of September 30, 1999 the Company has invested approximately $1.3 million in equipment and leasehold improvements in connection with its new R&D facility and expects to invest an additional $1.9 million to complete the facility. Based upon the anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has made modifications to its computer systems so that the Year 2000 will not pose a significant operational problem for the Company. The Company has also contacted all significant suppliers, licensees and financial institutions in order to identify potential areas of concern. Although improper or inadequate remediation of Year 2000 problems by suppliers, licensees and financial institutions could adversely affect the Company's operations, liquidity or financial condition, all significant third parties have indicated Year 2000 compliance.

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

         See Notes to Financial Statements

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In July 1999, the shareholders of the Company approved a 1:100 reverse split of its Common Stock followed immediately by a 100:1 forward split.

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on November 12 , 1999.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                         By: /s/ Vincent D. Romeo, Ph.D.
                             --------------------------------
                             Vincent D. Romeo, Ph.D.
                       President and Chief Executive Officer
                          (Principal Executive Officer)




                              By:       /s/ Andrew Zinzi
                                 -----------------------------
                                             Andrew Zinzi
                                        Chief Financial Officer
                             (Principal Financial and Accounting Officer)