Form 10-K405
period 1999-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2000-03-30
CIK 737207

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                Act of 1934 For the year ended December 31, 1999



                         COMMISSION FILE NUMBER 0-13789


                      NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                11-2658569
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  45 DAVIDS DRIVE, HAUPPAUGE, NEW YORK                           11788
(Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (631) 273-0101

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    Name of each exchange
  Title of each class                                on which registered
  -------------------                                -------------------
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

                                           Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 based upon the closing price on that date, on the Nasdaq National Market, was approximately $25,386,000.

As of February 29, 2000, there were 6,190,485 shares of the registrant's $.006 par value common stock outstanding.

================================================================================

                                     PART I

ITEM 1 -                BUSINESS

BACKGROUND

            Nastech Pharmaceutical Company Inc. researches, develops and manufactures nasally-administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products that are already approved by regulatory authorities and administered in alternative dosage forms, such as injectables, oral tablets and capsules. We determine the advantages a nasal delivery system would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, an oral drug's effectiveness can be reduced by gastrointestinal and liver metabolism. Generally, a nasal delivery system would provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other advantages of this painless therapy include possible lower drug doses, fewer side effects, greater safety and efficacy, convenience to the patient, better patient compliance of prescribed drug therapy, and a possible reduction in overall health care costs for the patient.

            We have a commercial interest in two drugs that are marketed by our licensees: Stadol NS(TM) (Butorphanol Tartrate) by Bristol-Myers Squibb Company ("BMS") and Nascobal(R) (Cyanocobalamin, USP) by Schwarz Pharma Inc. Stadol NS is the only intranasal opioid analgesic marketed for the treatment of moderate to severe pain and the acute pain of migraine. It provides painless therapy and convenient, patient self-administration as compared to the competitive injectable product. Similarly, our nasal vitamin B-12 product, Nascobal(R), provides patient benefits over the injectable therapy for chronic B-12 deficiency anemia. In addition to these drugs approved in the U.S., we have six drugs in various stages of drug development, including one drug that is being developed by another pharmaceutical company.

INDUSTRY OVERVIEW

            We participate in the drug delivery industry estimated at $12 billion in revenues. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods include improved versions of the above and other novel systems such as nasal, transdermal and pulmonary systems, among others. These newer methods of drug delivery often provide greater safety and efficacy, fewer side effects, improved patient compliance and lower healthcare costs to the patient.

            We believe that the advantages of nasal drug delivery provide significant market opportunities, particularly against oral and injectable therapy. Nasal delivery may provide the opportunity to administer lower dosages to achieve the desired therapeutic effect. In addition, some patients, particularly children and the elderly and those who suffer from nausea and vomiting, may find oral tablets or capsules difficult to swallow. Also, the required use of measuring devices may be difficult for these patients to self-administer liquids or syrups.

            Injectable products, although avoiding gastrointestinal or liver metabolism found in oral therapy, are oftentimes painful and expensive. These products often result in patient non-compliance because of patient discomfort and the required assistance of healthcare professionals or caretakers.

            Like injections, the transdermal dosage form avoids gastrointestinal or liver metabolism but are slow-absorbing in the blood stream and may result in skin irritation.

            Pulmonary drug delivery is widely accepted for the administration of drugs to treat respiratory conditions such as bronchial asthma. Although this route is being considered for the systemic delivery of pharmaceuticals, no such products have been approved in the U.S. at this time. If approved, these products may require the use of expensive delivery devices and extensive patient and physician education.

            We believe that changes in healthcare have created a greater need for alternative drug delivery methods, including nasal delivery. Managed care policies and increased competition, particularly from generic competitors, have caused large pharmaceutical companies to seek collaborative agreements with drug delivery specialists. These collaborations seek to improve and differentiate existing products, expand drug indications and provide proprietary protection against competition.

BUSINESS STRATEGY

            Our current business strategy is to expand the applications of nasal drug delivery in the prescription and over-the-counter markets.

            Focus Initial Efforts on Approved Drugs. We focus primarily on drugs that have proven efficacy and safety, are approved for marketing and which we believe could benefit from a nasal form of delivery. We believe that by focusing our research and development activities on drugs with demonstrated safety and efficacy, and with an unaddressed market need, we may reduce the technical and marketing risk of our projects by decreasing the time period required to bring a new product to market and expanding the market for certain drugs.

            Internally Fund Development Through Later Stages. Historically, we have used our cash and cash equivalents to fund our research and development and for other working capital purposes. We believe that internally funding development until later stages will allow us to retain product rights and enable us (i) to negotiate more favorable collaborative agreements and (ii) to retain manufacturing rights on a global basis. Although historically focused on establishing early stage alliances, we believe we are now able to leverage our product development experience and broad product pipeline to pursue internally funded development and commercialization projects, as appropriate. Therefore, we intend to commit significant financial resources to research and development with the goal of achieving greater economic benefit from product sales.

            Leverage Strategic Alliances. Where appropriate, we seek to establish domestic and international relationships with major pharmaceutical companies for the marketing and distribution of certain of our products or technology. This approach allows us to devote our resources to the further development of our technology while leveraging the established sales and marketing capabilities of our collaborative partners. We currently have collaborative agreements with BMS, Schwarz Pharma Inc. ("Schwarz"), Meda AB ("Meda"), Cambridge Laboratories ("Cambridge"), and Questcor, Inc. ("Questcor"), and will continue to pursue additional partners where appropriate.

            Protect and Expand Intellectual Property. We have and will continue to seek patent protection for our formulations and other technology in the United States and key international markets. We have filed U.S. patent applications, as well as corresponding patent applications outside the United States, relating to our technology. As specific formulations are developed and clinically tested, we intend to file for additional patent protection.

PRODUCTS

            The following chart summarizes our current products and product pipeline:


                                                             TRADITIONAL
                                     THERAPEUTIC               DELIVERY
            DRUG                      CATEGORY                  METHOD                  STATUS (1)          PARTNER
-----------------------   ---------------------------   ----------------------   ----------------------   ------------------------
MARKETED:
Stadol(R) NS(TM)          Opioid Analgesic              Injection                Global (2)               BMS
Nascobal(R)               Vitamin/Anti-Anemia           Injection                U.S. only (2)            Schwarz, Meda (4),
                                                                                                          Cambridge (4)
Metoclopramide HCl        Anti-Nausea/Anti-Emetic       Injection/Oral           Italy(3)                 Questcor
ACTIVE DEVELOPMENT
STATUS:
Scopolamine HBr           Anti-Motion Sickness          Patch/Injection          NDA Filed  (5)
Morphine Sulfate          Pain Management               Injection/Oral           Phase II
Apomorphine HCl           Sexual Dysfunction            N/A                      Phase II
Undisclosed               Opioid Analgesic              Injection/Oral           Phase I
Buprenorphine HCl         Opioid Analgesic              Injection                Phase I
Metoclopramide HCl        Anti-Nausea/Anti-Emetic       Injection/Oral           Phase III (2)            Questcor

(1) See "Risk Factors" for a description of the different stages of development.

(2) All marketing or development activities performed by collaborative partners and/or licensee.

(3)   Approved for marketing in Italy.

(4)   Marketing partners for Nascobal(R) excluding U.S.

(5)   In February 2000 the FDA refused acceptance of the NDA.

Stadol(R) NS(TM) is a trademark of the Bristol-Myers Squibb Company ("BMS"). Stadol NS is an opioid analgesic sublicensed to BMS for marketing as a prescription pain-reliever. Nascobal(R) is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders. Metoclopramide development activities are performed by Questcor.

Approved and Marketable Products

            STADOL(R) NS(TM) (BUTORPHANOL TARTRATE NASAL SPRAY) -- Opioid analgesic for acute pain. Stadol NS is the only transnasal opioid analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol NS, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since 1992, as compared to the injectable formulation. Stadol NS is currently marketed by BMS under an agreement that generates quarterly royalties to us. The royalty agreement terminates at time of patent expiry in August 2001. Stadol NS has been classified by the Food and Drug Administration ("FDA") as a Schedule IV substance under the Controlled Substances Act which has negatively affected sales by BMS and our royalties.

            NASCOBAL(R) (CYANOCOBALAMIN, USP) GEL FOR INTRANASAL ADMINISTRATION -- For Vitamin B-12 deficiency anemia. Nascobal(R) may replace inconvenient, painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal(R) is a more convenient, painless, self-administered weekly therapy, which we believe will result in improved patient compliance. We independently developed Nascobal(R) through FDA marketing clearance, and presently manufacture this product for Schwarz Pharma. In July 1997, we entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma, and the product was commercially launched in October, 1997. In 1997 and 1998, we expanded our licensing arrangements into territories outside the U.S. through agreements with Meda AB and Cambridge Laboratories.

Products Under Development

            SCOPOLAMINE HYDROBROMIDE -- Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. Scopolamine is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop(R) by Novartis. As a patch dosage form, Transderm Scop(R) must be applied to the skin at least 4 hours before the anti-emetic effect is required and is programmed to deliver drug over a three day period. We believe that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action allowing for both prevention and treatment of motion sickness. In February 2000 the FDA refused acceptance of our New Drug Application ("NDA") and may require us to conduct additional safety studies.

            MORPHINE SULFATE -- Opioid analgesic. Morphine Sulfate is an opioid agonist currently marketed in multiple dosage forms including injectable, oral and rectal. However, the only method currently approved for breakthrough pain is a transmucosal oral product, which is limited to opioid-tolerant cancer patients. We believe a nasal dosage form of morphine sulfate will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for quick pain relief in a broad patient population.

            APOMORPHINE HYDROCHLORIDE -- Sexual dysfunction. Apomorphine Hydrochloride, an emetic, is a centrally acting dopamine agonist. In 1999 a pharmaceutical company filed an NDA indicating that a sub-lingual form of apomorphine was effective in the treatment of erectile dysfunction. We believe that a nasal dosage form of apomorphine will allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side- effects for the treatment of erectile dysfunction.

            BUPRENORPHINE HYDROCHLORIDE -- Opioid analgesic. Buprenorphine HCl is a partial opioid agonist analgesic. In its injectable dosage form, it is commonly known as Buprenex(R), which is marketed by Reckitt and Colman Pharmaceutical, Inc. The only method currently approved by the FDA for administering Buprenorphine HCl is by injection. We believe that a nasal dosage form of this product will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for quick pain relief.

            METOCLOPRAMIDE HYDROCHLORIDE -- Anti-nausea/anti-emetic. Metoclopramide HCl is an anti-nausea/anti- emetic agent indicated for the treatment of nausea and vomiting due to emetogenic cancer chemotherapy. In its oral and injectable dosage forms, it is commonly known as Reglan(R) which is marketed by A. H. Robins Company Inc. We believe that a self-administered nasal dosage form will provide a patient friendly alternative to injections, which are inconvenient and painful, and to oral doses, which are often difficult to swallow when nauseous. Questcor has conducted Phase III clinical trials under an agreement that provides for certain minimum royalties to us beginning in 1998, in addition to royalties based on net sales. Metoclopramide HCl is currently marketed in Italy.

Other Products and Research Activities

            In addition to the products contained in our product development pipeline, we are frequently presented with opportunities to evaluate the feasibility of a given compound for nasal delivery and to develop new product concepts. In this regard our ongoing research activities focus on the utilization, optimization or modification of our core nasal drug delivery technologies for use with specific drugs or therapies.

            We also intend to leverage our core technologies by collaborating with other pharmaceutical and bio-tech companies which have late stage product concepts or developed pharmaceuticals that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent that we believe that (i) the project is feasible, (ii) the potential product resulting from the development program would have significant market potential, and (iii) favorable economic arrangements can be obtained. We will seek milestone payments for the development cycle, payment of certain expenses incurred by us, manufacturing rights, if applicable, and a royalty.

STRATEGIC ALLIANCES

            Our current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing contract. Our current strategic alliances are as follows:

            BRISTOL-MYERS SQUIBB COMPANY -- In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate, (Stadol(R) NS(TM)) in exchange for which BMS agreed to pay us a royalty based on the net sales of this product (the "BMS Agreement"). In December 1991, the FDA granted marketing clearance to BMS for this product and quarterly royalty payments to us by BMS are continuing. We pay a percentage of these royalties to the University of Kentucky Research Foundation ("UKRF") under a separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal.

            SCHWARZ PHARMA -- In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal(R) (Cyanocobalamin, USP) Gel for Intranasal Administration in the U.S. We retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz Pharma. According to the agreement we are to receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal(R). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

            In December 1997, we exclusively licensed to Schwarz Pharma the right to market our intranasal scopolamine hydrobromide gel in the U.S. Under the terms of the agreement, we were to receive royalty and manufacturing payments from Schwarz Pharma. In addition, Schwarz Pharma made research milestone payments to us of $3,750,000 through December 1999 of which $750,000 and $3,000,000 was recognized in fiscal 1999 and 1998, respectively.

            In December 1999, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by us in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 1999.

             MEDA AB -- In September 1997, we entered into an Agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. The agreement provides that we will receive revenue from the sale of Nascobal(R) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

            CAMBRIDGE LABORATORIES - In July 1998, we entered into an Agreement with Cambridge Laboratories ("Cambridge"), giving Cambridge the exclusive right to market Nascobal(R) in several European countries, Australia and New Zealand. The agreement provides that we will receive revenue from the sale of Nascobal(R) to Cambridge.

            QUESTCOR, INC. -- In March 1990 Questcor purchased the Company's Metoclopramide HCl patent and other related proprietary information (the "Metoclopramide Agreement"). The Metoclopramide Agreement provides for certain royalties and other fees to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. Questcor has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopramide HCl was approved for marketing in Italy.

PATENTS AND PROPRIETARY RIGHTS

            Our policy is to obtain patent protection in both the United States and selected foreign jurisdictions. We have thirteen U.S. patents and nine pending U.S. patent applications. The primary technology protected by our patent and proprietary rights relates to the nasal administration of various compositions and compounds. Generally, both the compositions and compounds and the method of nasal administration of such compositions and compounds are protected. Our patents expire throughout various years up to year 2017.

            The establishment of a strong proprietary position is an important element of our strategy, as the pharmaceuticals to which we have proprietary rights for nasal delivery have been commercially available for many years in traditional oral, injectable, or transdermal forms.

             In June 1983, we entered into an agreement with the University of Kentucky Research Foundation and Dr. Anwar Hussain ("UKRF Agreement"). We obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The UKRF Agreement will terminate in year 2001. The UKRF Agreement requires us to pay UKRF 50% of our royalties received from Bristol-Myers Squibb on product sales of Stadol NS.

            To protect our proprietary information, we require all employees, consultants, advisors and others to enter into confidentiality agreements which prohibit the disclosure of confidential information to third parties and require disclosure and assignment to us of any developments, inventions or discoveries. We cannot assure you that these agreements will effectively prevent the unauthorized use or disclosure of our confidential information.

GOVERNMENT REGULATIONS

            Our research and development activities are, and its future business will be, subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires the expenditure of substantial resources over a number of years.

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

            In addition to regulations enforced by the FDA, we are subject to regulations under the Occupational Safety and Health Act, various state and federal environmental protection laws, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal, state and local regulations governing permissible laboratory activities, waste disposal and other matters.

            For marketing outside of the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

            At February 29, 2000, we had 53 full-time employees, of whom 40 were engaged in research and development, including our Chief Executive Officer and Executive Vice President of Research and Development, both of whom hold Ph.D. degrees in pharmaceutical sciences. The balance of our employees are engaged in administration, production and support functions.

            None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

                                  RISK FACTORS

            Investing in our common stock involves several risks, some of which are beyond our control. You should carefully consider the following highlights of some of the risks we face. Certain "forward-looking" statements are made according to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES

            We have incurred losses in each of the last three years, and we cannot be certain that we will ever achieve and sustain profitability. The process of developing our products requires significant research and development, including basic research, pre-clinical and clinical development, as well as regulatory approval by the Food and Drug Administration ("FDA"). We expect these activities, together with our sales, marketing, general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability is dependent, in part, on our ability to successfully complete development of our projects, obtain regulatory approvals, and manufacture and market our products directly or through licensing partners.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND
UNCERTAINTIES

            A number of factors influence our operating results including, among others:

            - the timing and achievement of licensing transactions, including milestones and other performance factors associated with these contracts

            - the time and costs involved in patent research and development of our proprietary position

            - continued scientific progress and level of expenditures in our research and development programs

            - the cost of manufacturing scale-up and production batches, including vendor provider activities and costs

            -     the time and costs involved in obtaining regulatory approvals

            - changes in general economic conditions and drug delivery technologies

            - introduction of new products and product enhancements by us or our competitors

            Due to these factors and others, our revenues and operating results, particularly those reported on a quarterly basis, are difficult to forecast. Therefore, we believe that quarterly comparisons of our operating results will not be meaningful, and you should not rely on them as an indication of our future performance. Also, the market price of our common stock could be adversely affected by analysts should actual results differ from their projections or expectations.

THERE MAY BE IMPAIRMENT OF OUR PROPRIETARY POSITION AND TECHNOLOGY BASE

            We specialize in the nasal delivery of pharmaceutical products and rely on the issuance of patents, both in the U.S. and internationally, for protection against nasal product competition. Although we believe that we exercise the necessary due diligence in our patent filings, our proprietary position is not established until actual patent issuance, which may take up to two or three years after initial filing, by the appropriate regulatory authorities. In addition, alternative drug delivery technologies may provide more effective therapeutic benefit to patients thereby creating potential obsolescence of our products, technology and/or proprietary position.

            Moreover, patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although we believe our patents are valid, we cannot predict with any precision the scope or enforceability of our claims or that our issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others or that we will be able to fund the cost of litigation against such parties.

THE COMMERCIAL OPPORTUNITY FOR NASALLY-ADMINISTERED PRODUCTS MAY BE LIMITED

            We rely on our understanding of the physical and chemical properties of a drug and the effect of these properties on the development of a formulation applied intranasally. Although we continue to explore the feasibility of delivering certain drugs that are large molecules nasally, our expertise historically has been focused in small molecules. The universe of nasal products that qualify as small molecules and are available for commercialization may be limited. Accordingly, we may be subject to intense competition in these potential products. Although we need to accelerate our research of larger molecules, we cannot assure you that we will be successful in these areas.

WE MAY REQUIRE ADDITIONAL FINANCING IN YEAR 2000, OTHERWISE WE MAY NOT BE ABLE TO COMPLETE OUR PROJECTS

            Subject to the success of our development programs and potential licensing transactions, we may require an additional infusion of capital to complete our research and development activities currently contemplated and to commercialize our proposed products. Our future capital needs depend on many factors, including:

            - the scope, duration and expenditures associated with our current research and development programs

            -     continued scientific progress in these programs

            -     the outcome of potential licensing transactions, if any

            -     competing technological developments

            -     our proprietary patent position, if any, in our products

            -     the regulatory approval process for our products

            -     other factors which may not be within our control

            Subject to projected cash flow, we may seek additional financing when market conditions allow but we cannot assure you that capital will be available at that time. Without additional funding, we may be required to delay, reduce or eliminate one or more research or development programs and reduce overall overhead expenses. Such action may have an adverse effect on the market price of our common stock.

OUR PRODUCTS ARE SUBJECT TO REGULATORY APPROVALS WHICH COULD SUBSTANTIALLY DELAY OR PREVENT US FROM MARKETING OUR PRODUCTS

            We embark on specific research or development projects that address unmet medical needs and incur significant project costs in anticipation of filing an NDA. These projects are subject to significant regulation by numerous governmental authorities in the United States and other countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires the expenditure of substantial resources over a number of years (see "Government Regulations"). If we do not receive the necessary regulatory approvals along the way, we will not be able to progress clinically in our projects and may be forced to abandon projects after incurring substantial costs. Furthermore, we will not be able to generate revenues and become profitable. Finally, we may encounter significant delays or excessive costs in our efforts, even if we are eventually successful in achieving regulatory approval.

WE HAVE NO EXPERIENCE IN MARKETING OR SELLING OUR PRODUCTS

            Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product's success, which is dependent upon market acceptance by patients, physicians or third party payors.

            Our products may prove to be unsuccessful as a result of lack of acceptance by government health administration authorities, private health care insurers and other health care payers, such as health maintenance organizations and self-insured employee plans, that determine reimbursement to the consumer. We cannot assure you that such reimbursement will be available at all or at levels sufficient to allow our marketing partners to achieve profitable price levels for our products. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products would be adversely affected.

WE EXPECT THAT WE WILL FACE INTENSE COMPETITION THAT MAY LIMIT OUR ABILITY TO ACHIEVE PROFITABILITY

            Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. We cannot assure you that our competitors will not succeed in developing technologies and products that are more effective than the nasal technology being developed by us or which would cause our technology or products to become obsolete or noncompetitive.

            Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we have. They also may have greater experience in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals. Therefore, our competitors may succeed in obtaining FDA approval for products faster than we could. Even if we commence commercial sales of our products, we will also be competing against their manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

            We believe that direct competition with our patented nasal delivery products may be difficult because of our patent position. However, we must also compete with other promising technologies such as controlled release, target organ or site release, pumps, polymers, microemulsion, monoclonal antibodies, inhalation, ocular, liposomal, implants, transdermal passive and transdermal electrotransport. Other products using these or other delivery alternatives may be developed that may be as or more effective than our products and proposed products. There can be no assurance that we will be able to compete effectively with other commercially available products or drug delivery technologies.

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES

            We depend upon the knowledge, experience and skills of our management and research and development personnel. In addition, we rely on consultants to assist us in our business. The loss of any key employee or consultant could have a material adverse effect on our business.

            Recruiting and retaining qualified technical and managerial personnel is vital to our success. We cannot assure you that we will be successful in attracting or retaining key personnel who generally are in high demand in the pharmaceutical industry. In addition, the location of our facilities may limit the pool of technical talent available to us.

WE MAY NOT BE ABLE TO MANUFACTURE OUR PRODUCTS OR PERFORM OUR CLINICAL
STUDIES

            All of our products for clinical and commercial use must be produced in compliance with Federal and State regulations. Our facilities are also subject to inspection by these authorities. In addition, certain key suppliers are also subject to regulatory compliance. We cannot assure you that our suppliers will comply with these regulations or perform their obligations in a timely fashion. The failure by any supplier could cause a delay in clinical trials or the supply of product to market. Any significant delay could also jeopardize our performance contracts with collaborative partners and result in material penalties to us.

WE ARE SUBJECT TO FACTORS OF CHANGES IN OUR INDUSTRY THAT ARE BEYOND OUR
CONTROL

            The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in health care costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and adversely affect our business or prospects. We cannot predict when, if any, proposed health care reforms will be implemented, and such changes are beyond our control.

ITEM 2 -                PROPERTY

            We lease approximately 28,000 square feet for our research and development activities and 10,000 square feet for our manufacturing and corporate and administrative offices. The R&D site is in proximity to the corporate offices in Hauppauge, New York. The leases provide for minimum annual rent of approximately $210,000 which escalates to $410,000 in 2008 with our having an option to renew the R&D site lease for an additional five-year term at increased annual rental rates. The corporate office lease expires June 30, 2005 and the R&D site lease expires October 31, 2009. We are also responsible for all utilities, maintenance, security and property tax increases.

ITEM 3 -                LEGAL PROCEEDINGS

            We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

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



                                                       SALE PRICE
                                          ------------------------------------
                YEARS                          LOW                  HIGH
-------------------------------------     --------------       ---------------
1999  QUARTER ENDED:
December 31, 1999                         $            1.56    $             3.63
September 30, 1999                                     2.75                  4.44
June 30, 1999                                          2.56                  3.63
March 31, 1999                                         3.00                  6.25
1998  QUARTER ENDED:
--------------------
December 31, 1998                         $            3.00    $             5.50
September 30, 1998                                     3.75                  8.25
June 30, 1998                                          7.63                 12.50
March 31, 1998                                        10.38                 15.38
---------------------------------------------------------------------------------

            The Company believes that its common stock is held of record by approximately 5,000 persons, including several brokerage firms holding shares in street name for beneficial owners.

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

ITEM 6 -                SELECTED FINANCIAL DATA

            The following selected financial data should be read in conjunction with the financial statements and notes thereto. The statement of operations data for the years ended December 31, 1999, 1998 and 1997, for the six months ended December 31, 1996 and each of the years in the two-year period ended June 30, 1996 and the balance sheet data as of December 31, 1999, 1998, 1997 and 1996 and June 30, 1996 and 1995 are derived from the audited financial statements of the Company. The selected financial data for the year ended December 31, 1996 and the six months ended December 31, 1995 has been derived from unaudited financial statements of the Company which, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information for such period. The Company changed its year end from June 30 to December 31 commencing with the six month period ended December 31, 1996.

                 (In Thousands, Except Share and Per Share Data)


                                                             YEAR ENDED
                                                            DECEMBER 31                                  YEAR ENDED JUNE 30
                                   --------------------------------------------------------------  -------------------------------
STATEMENT OF OPERATIONS
DATA:                                   1999            1998           19971           1996             1996             1995
                                   --------------  --------------   ------------  ---------------  --------------   --------------
                                                                                    (UNAUDITED)
Revenues:
   Product sales ................. $          325  $          516   $        482    $         ---   $         ---   $          ---
   License fee, royalty and
      research income.............          4,222           7,632          3,647            3,987           3,629            2,684
   Interest income................          1,084           1,442          1,393              344             238              254
      Total revenues..............          5,631           9,590          5,522            4,331           3,867            2,938
                                   --------------  --------------   ------------  ---------------  --------------   --------------
Cost and expenses:
   Cost of product sales .........            268             589            454              ---             ---              ---
   Research and development.......          9,649           6,014          4,600            1,494           1,164              882
   Royalties......................          1,436           1,251          1,586            1,649           1,677            1,251
   Sales and marketing............          1,051             875          1,723              169             128               50
   General and administrative.....          1,577           1,737          1,705            1,073             780              834
      Total costs and expenses....         13,981          10,466         10,068            4,385           3,749            3,017
                                   --------------  --------------   ------------  ---------------  --------------   --------------
Income (loss) before provision
   for income taxes...............        (8,350)           (876)        (4,546)             (54)             118             (79)
Provision for income taxes........            ---             ---            ---              ---             ---              ---
                                   --------------  --------------   ------------  ---------------  --------------   --------------
Net income (loss) ................ $      (8,350)  $        (876)   $    (4,546)  $          (54)  $          118   $         (79)
                                   ==============  ==============   ============  ===============  ==============   ==============
Net income (loss) per common
   share-basic.................... $       (1.32)  $       (.14)    $     (.76)   $        (.01)   $        .04     $        (.03)
Net income (loss) per common
   share-diluted.................. $       (1.32)  $       (.14)    $     (.76)   $        (.01)   $        .03     $        (.03)
Average shares outstanding-
    basic.........................     6,335,112      6,296,019      5,978,121        3,706,529       3,221,447         3,119,718
Average shares outstanding-
    diluted.......................     6,335,112      6,296,019      5,978,121        3,706,529       4,297,536         3,119,718

                                                            DECEMBER 31                                        JUNE 30
                                   --------------------------------------------------------------  -------------------------------
BALANCE SHEET DATA:                     1999           19982           19972           19962           19962             1995
                                   --------------  --------------   ------------  ---------------  --------------   --------------

Working capital .................. $       12,912  $       24,454   $     24,206  $        11,342  $        7,469   $        4,444
Total assets......................         20,199          27,518         27,371           12,894           9,367            6,035
Total stockholders' equity                 16,625          25,502         24,929           11,813           7,569            4,288

                                            SIX MONTHS ENDED
                                               DECEMBER 31
                                     -------------------------------
STATEMENT OF OPERATIONS
DATA:                                     1996             1995
                                     ---------------  --------------
                                                       (UNAUDITED)
Revenues:
   Product sales ..................   $          ---   $         ---
   License fee, royalty and
      research income..............            1,880           1,522
   Interest income.................              231             125
      Total revenues...............            2,111           1,647
                                     ---------------  --------------
Cost and expenses:
   Cost of product sales ..........              ---             ---
   Research and development........            1,035             705
   Royalties.......................              710             738
   Sales and marketing.............               76              35
   General and administrative......              643             349
      Total costs and expenses.....            2,464           1,827
                                     ---------------  --------------
Income (loss) before provision
   for income taxes................            (353)           (180)
Provision for income taxes.........              ---             ---
                                     ---------------  --------------
Net income (loss) .................  $         (353)  $        (180)
                                     ===============  ==============
Net income (loss) per common
   share-basic.....................  $        (.08)   $       (.06)
Net income (loss) per common
   share-diluted...................  $        (.08)   $       (.06)
Average shares outstanding-
    basic..........................      4,191,600       3,221,447
Average shares outstanding-
    diluted........................      4,191,600       3,221,447

                                               DECEMBER 31
                                     -------------------------------
BALANCE SHEET DATA:                       1996             1995
                                     ---------------  --------------
                                                       (UNAUDITED)
Working capital ...................  $        11,342  $        4,045
Total assets.......................           12,894           5,616
Total stockholders' equity                    11,813           4,108



--------

(1)During fiscal 1997, the Company began making shipments of Nascobal(R) to Schwarz Pharma (see note 8 to the Company's financial statements).

(2)During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. For the periods end ed December 31, 1998 and 1996 and June 30, 1996, the Company received net proceeds of $1.4 million, $4.6 million and $3.2 million, respectively, from the exercise of the warrants.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                    OVERVIEW

            Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve known and unknown risks and uncertainties that reflect the Company's intentions, expectations or beliefs concerning future events. (See Item 1, "Risk Factors".)

            The Company is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. The Company focuses its research primarily on drugs with demonstrated safety and efficacy, which, through current delivery forms, have certain bioavailability, therapeutic or patient compliance limitations that may be improved with a preferred delivery system.

            The Company receives licensing revenues on two commercial products - Stadol(R)NS(TM) and Nascobal(R). Stadol NS, an opioid analgesic which is classified as a Schedule IV substance, is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. In July 1997, the Company entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement, the Company received minimum royalties of $2 million in 1998 and retains global manufacturing rights. The minimum royalty expired in December 1998. Sales re-orders of Nascobal(R) in 1999 and 1998 were below expectations as a result of a marketing issue which required a change in the packaging configuration of the product. The Company shipped the new package configuration to Schwarz Pharma beginning in the second quarter of 1999. Schwarz Pharma has reported an increase in units sold to distributors during the second half of 1999.

            In December 1999, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by Nastech in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 1999. The Company is currently seeking a marketing partner for this product.

            The Company intends to commit significant financial resources in the future to internally fund certain research and development projects with the goal of achieving greater economic benefit from product sales. In addition, the Company's future profitability is primarily affected by, among others, the success of product sales by its licensees, its investment and achievement of milestones in research and development programs, regulatory uncertainties with respect to its filings with the FDA, and the success of its financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, the Company anticipates operating losses in the foreseeable future.

RESULTS OF OPERATIONS

            Year Ended December 31, 1999 Compared to Year Ended December 31,
1998

            Revenues decreased by $4.0 million, or 41%, to $5.6 million primarily as a result of a decline in product sales and royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $740,000 compared to $2.5 million in 1998. The revenue for the year ended December 31, 1998 included $2 million as a minimum royalty from Schwarz Pharma on Nascobal(R). Sales re-orders of Nascobal(R) were below expectation as a result of the marketing issue noted above. Accordingly, royalty income on sales of Nascobal(R) decreased $1.6 million, or 79%, to $415,000. Total milestone payments on scopolamine decreased $2.2 million or 75% to $750,000. Royalty income received from BMS on sales of Stadol NS increased $374,000, or 15%, to $2.9 million.

            Total costs and expenses increased by $3.5 million or 34%, to $14 million in 1999. The details of the increase follow:

            Research and development expense increased by $3.6 million, or 60%, to $9.6 million primarily as a result of the Company's clinical programs for intranasal scopolamine, morphine and apomorphine. Included in the increase is the $250,000 initial buyback amount paid to Schwarz Pharma. In September 1998, the Company also entered into an operating lease for a larger R&D facility and intends to pursue additional internally funded projects in the future.

            Royalties expense increased by $185,000, or 15%, to $1.4 million as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

            Sales and marketing costs increased by $176,000 or 20% from 1998 and arises from an increase in market research and consulting fees.

            As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 47% in 1999 as compared to 27% in 1998 as a result of the decline in revenues.

            Year Ended December 31, 1998 Compared to Year Ended December 31,
1997

            Revenues increased by $4.1 million, or 73.7%, to $9.6 million primarily as a result of manufactured product sales and royalty income from the sales of Nascobal(R) of $2 million and the achievement of milestones of $3 million on the intranasal motion sickness product, scopolamine, under its collaborative licensing agreements with Schwarz Pharma. Royalty income received from BMS on sales of Stadol NS decreased $675,000 or 21%, to $2.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1999, the Company's liquidity included cash and cash equivalents and short-term investments of $14.6 million compared to $23.5 million at December 31, 1998. Accounts, royalties and fee receivables at December 31, 1999 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

            In July 1999, the shareholders of the Company approved a 1:100 reverse split of its common stock followed immediately by a 100:1 forward split. The Company effectuated these transactions on August 17, 1999. The purpose of these transactions is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company. As of December 31, 1999 the Company has redeemed 110,736 of such shares at a cost of

$395,000. In addition, on October 29, 1999, the Company's Board of Directors authorized the Company to effect open market purchases of up to 500,000 shares of its common stock. As of December 31, 1999 the Company made purchases of 77,000 of its shares of common stock at a cost of $151,000.

            At December 31, 1999, the Company had working capital of $12.9 million. Management anticipates that it may require an additional infusion of capital in year 2000 in order to provide adequate funds for the Company's anticipated needs, including working capital. As of December 31, 1999 the Company has invested approximately $3.0 million in equipment and leasehold improvements in connection with its new R&D facility.

NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, deferring the required implementation of SFAS No. 133. This SFAS will be adopted by the Company in the first quarter of fiscal 2001. Implementation of this statement is not expected to affect the Company's financial position or results of operations.

ITEM 7A -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

ITEM 8 -      INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT...............................................................................16

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            Balance Sheets at December 31, 1999 and 1998...................................................17
            Statements of Operations for the years ended December 31, 1999, 1998 and 1997. ................18
            Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.......19
            Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..................20
            Notes to Financial Statements..................................................................21

                          INDEPENDENT AUDITORS' REPORT









To the Board of Directors
   Nastech Pharmaceutical Company Inc.

We have audited the accompanying balance sheets of Nastech Pharmaceutical Company Inc. (the Company) as of December 31, 1999 and 1998 and related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.






                                                                    /s/ KPMG LLP




Melville, New York
February 28, 2000

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,    DECEMBER 31,
                                                                          1999            1998
                                                                       -----------     ------------
ASSETS
Current assets:
    Cash and cash equivalents ...................................       $ 10,652        $ 23,515
    Short-term investments ......................................          3,986             ---
    Accounts receivable .........................................             25              20
    Royalties and fees receivable ...............................          1,011           2,265
    Inventories .................................................            279             390
    Prepaid expenses and sundry assets ..........................            533             280
                                                                        --------        --------
             Total current assets ...............................         16,486          26,470
                                                                        --------        --------
Property and equipment ..........................................          4,666           1,635
    Less: Accumulated depreciation and amortization .............            986             602
             Property and equipment, net ........................          3,680           1,033
                                                                        --------        --------
Other assets ....................................................             33              15
                                                                        --------        --------
             Total assets .......................................       $ 20,199        $ 27,518
                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable ............................................       $  2,059        $    625
    Royalties payable ...........................................            664             597
    Accrued expenses and sundry liabilities .....................            851             794
                                                                        --------        --------
             Total current liabilities ..........................          3,574           2,016
                                                                        --------        --------
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized: 100,000 shares;
          issued and outstanding: none ..........................            ---             ---
    Common stock, $0.006 par value; authorized: 25,000,000
         shares; issued:  6,267,485 and 6,376,915 shares at
         December 31, 1999 and 1998, respectively ...............             38              38
    Additional paid-in capital ..................................         37,050          37,426
    Accumulated deficit .........................................        (20,312)        (11,962)
                                                                        --------        --------
                                                                          16,776          25,502
     Less: Treasury stock, at cost, 77,000 shares ...............            151             ---
                                                                        --------        --------
             Total stockholders' equity .........................         16,625          25,502
                                                                        --------        --------
             Total liabilities and stockholders' equity .........       $ 20,199        $ 27,518
                                                                        ========        ========




                 See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   YEARS ENDED
                                                   -----------------------------------------
                                                    DEC. 31,        DEC. 31,        DEC. 31,
                                                     1999            1998             1997
                                                   --------        --------        ---------
Revenues:
    Product sales ..........................       $    325        $    516        $    482
    License fee, royalty and research income          4,222           7,632           3,647
    Interest income ........................          1,084           1,442           1,393
                                                   --------        --------        --------
         Total revenues ....................          5,631           9,590           5,522
                                                   --------        --------        --------
Costs and expenses:
    Cost of product sales ..................            268             589             454
    Research and development ...............          9,649           6,014           4,600
    Royalties ..............................          1,436           1,251           1,586
    Sales and marketing ....................          1,051             875           1,723
    General and administrative .............          1,577           1,737           1,705
                                                   --------        --------        --------
         Total costs and expenses ..........         13,981          10,466          10,068
                                                   --------        --------        --------
Net loss ...................................       $ (8,350)       $   (876)       $ (4,546)
                                                   ========        ========        ========
Net loss per common share-basic and diluted        $  (1.32)       $   (.14)       $   (.76)
                                                   ========        ========        ========
Average shares outstanding-basic and diluted          6,335           6,296           5,978
                                                   ========        ========        ========





                 See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  COMMON STOCK               ADDITIONAL
                                                           -----------------------------      PAID-IN           ACCUMULATED
                                                             SHARES            AMOUNT         CAPITAL             DEFICIT
                                                           ----------        ----------      -----------        -----------
BALANCE, DECEMBER 31, 1996 .........................        4,706,158        $       28       $   18,325        $   (6,540)
Additional shares issued in connection
    with public offering net of issuance
    costs ..........................................        1,380,000                 9           17,460               ---
Shares issued in connection with exercise
    of stock options ...............................           14,999               ---               18               ---
Compensation related to stock options ..............              ---               ---              175               ---
Fractional shares redeemed in connection
    with reverse stock split .......................             (137)              ---              ---               ---
Net loss year ended December 31, 1997 ..............              ---               ---              ---        $   (4,546)
                                                           ----------        ----------       ----------        ----------
BALANCE, DECEMBER 31, 1997 .........................        6,101,020        $       37       $   35,978        $  (11,086)
Shares issued in connection with exercise
    underwriter's warrants .........................          270,000                 1            1,402               ---
Shares issued in connection with exercise
    of stock options ...............................            6,000               ---               46               ---
Fractional shares redeemed in connection
    with reverse stock split .......................             (105)              ---              ---               ---
Net loss year ended December 31, 1998 ..............              ---               ---              ---              (876)
                                                           ----------        ----------       ----------        ----------
BALANCE, DECEMBER 31, 1998 .........................        6,376,915        $       38       $   37,426        $   (11,962 )

Redemption of shares in connection with
    reverse/forward stock ..........................         (110,736)              ---             (395)              ---
Shares issued in connection with exercise
    of stock options ...............................            5,000               ---               19               ---
Acquisition of treasury stock ......................              ---               ---              ---               ---
Fractional shares redeemed in connection
    with reverse stock split .......................           (3,694)              ---              ---               ---
Net loss year ended December 31, 1999 ..............              ---               ---              ---            (8,350)
                                                           ----------        ----------       ----------        ----------
BALANCE, DECEMBER 31, 1999 .........................        6,267,485        $       38       $   37,050        $  (20,312)
                                                           ==========        ==========       ==========        ==========


                                                                                   TOTAL
                                                                TREASURY        STOCKHOLDERS'
                                                                 STOCK             EQUITY
                                                               -----------      -------------
BALANCE, DECEMBER 31, 1996 .........................                  ---        $   11,813
Additional shares issued in connection
    with public offering net of issuance
    costs ..........................................                  ---            17,469
Shares issued in connection with exercise
    of stock options ...............................                  ---                18
Compensation related to stock options ..............                  ---               175
Fractional shares redeemed in connection
    with reverse stock split .......................                  ---               ---
Net loss year ended December 31, 1997 ..............                  ---        $   (4,546)
                                                               ----------        ----------
BALANCE, DECEMBER 31, 1997 .........................                  ---        $   24,929
Shares issued in connection with exercise
    underwriter's warrants .........................                  ---             1,403
Shares issued in connection with exercise
    of stock options ...............................                  ---                46
Fractional shares redeemed in connection
    with reverse stock split .......................                  ---               ---
Net loss year ended December 31, 1998 ..............                  ---              (876)
                                                               ----------        ----------
BALANCE, DECEMBER 31, 1998 .........................                  ---        $   25,502

Redemption of shares in connection with
    reverse/forward stock ..........................                  ---              (395)
Shares issued in connection with exercise
    of stock options ...............................                  ---                19
Acquisition of treasury stock ......................                 (151)             (151)
Fractional shares redeemed in connection
    with reverse stock split .......................                  ---               ---
Net loss year ended December 31, 1999 ..............                  ---            (8,350)
                                                               ----------        ----------
BALANCE, DECEMBER 31, 1999 .........................           $     (151)       $   16,625
                                                               ==========        ==========


                 See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEARS ENDED
                                               -----------------------------------------------
                                                  DEC. 31,          DEC. 31,       DEC. 31,
                                                    1999             1998            1997
                                                  --------        --------        --------
OPERATING ACTIVITIES:
    Net loss ..............................       $ (8,350)       $   (876)       $ (4,546)
    Adjustments to reconcile net loss to
         net cash used in operating
         activities:
         Compensation related to stock
          options .........................            ---             ---             175
         Depreciation and amortization ....            384             300             262
    Changes in assets and liabilities:
         Accounts and other receivables ...          1,249          (1,348)           (139)
         Inventories ......................            111             (20)           (370)
         Prepaid expenses and sundry assets           (271)           (233)             33
         Accounts payable .................          1,434            (872)            910
         Royalties payable ................             67             406             (45)
         Accrued expenses and sundry
             liabilities ..................             57              40             497
                                                  --------        --------        --------
Net cash used in operating activities .....         (5,319)         (2,603)         (3,223)
                                                  --------        --------        --------
INVESTING ACTIVITIES:
    Property and equipment ................         (3,031)           (625)           (585)
    Short-term investments-acquisitions ...         (3,986)            ---            (968)
    Short-term investments-redemptions ....            ---             ---           7,992
                                                  --------        --------        --------
Net cash provided by (used in) investing
    activities ............................         (7,017)           (625)          6,439
                                                  --------        --------        --------
FINANCING ACTIVITIES:
    Redemption of common shares ...........           (395)            ---             ---
    Acquisition of treasury stock .........           (151)            ---             ---
    Exercise of stock options .............             19              46              18
    Exercise of warrants ..................            ---           1,403             ---
    Proceeds from sale of common stock ....            ---             ---          17,566
                                                  --------        --------        --------
Net cash provided by (used in) financing
    activities ............................           (527)          1,449          17,584
                                                  --------        --------        --------
Net increase (decrease) in cash and cash
    equivalents ...........................        (12,863)         (1,779)         20,800
Cash and cash equivalents--beginning ......         23,515          25,294           4,494
                                                  --------        --------        --------
Cash and cash equivalents--ending .........       $ 10,652        $ 23,515        $ 25,294
                                                  ========        ========        ========




                 See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1999

NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION

            Business

            The Company operates in a single segment which is engaged in the research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals.

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

            Cash and Cash Equivalents

            Cash and cash equivalents consist of cash and temporary investments of highly-rated investment grade commercial paper with maturities of three months or less when purchased. At December 31, 1999 and 1998, cash equivalents totaled $10.6 million and $23.2 million, respectively.

            Investments

            Short-term investments consist of highly-rated investment grade commercial paper having original maturities greater that three months and up to one year. There were no material unrealized holding gains or losses at December 31, 1999.

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

            License Fee, Royalty and Research Income

            The Company has entered into various collaborative arrangements with other pharmaceutical companies and recognizes income from royalties based upon the sale of licensed products as reported by licensees. Income from license fees and research income are recognized as earned pursuant to the terms of the related agreements. A substantial portion of the Company's revenues is derived from licensing agreements with Bristol-Myers Squibb ("BMS") and Schwarz Pharma, Inc. ("Schwarz").

            Net Loss per Common Share

            Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss per common share presented excludes the common stock equivalents (stock options and warrants), since such inclusion in the computation would be antidilutive.

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

            Long-Lived Assets

            The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There was no significant impact on the Company's results of operations or financial position as a result of the adoption of SFAS No. 121.

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

            Comprehensive Income

            Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.
 .
            Fair Value Financial Instruments

            The Company considers the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments are highly rated investment grade commercial paper having short term maturities.

NOTE 3 -- PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                                               DECEMBER 31,
                                                                       1999                   1998
                                                                 ----------------       -----------------
                                                                              (In thousands)
Furniture and fixtures......................................     $            335       $             131
Machinery and equipment.....................................                2,027                     962
Computer equipment..........................................                  316                     211
Leasehold improvements......................................                1,988                     331
                                                                 ----------------       -----------------
                                                                            4,666                   1,635
Less accumulated depreciation
 and amortization...........................................                  986                     602
                                                                 ----------------       -----------------
Net property and equipment..................................     $          3,680       $           1,033
                                                                 ================       =================

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

            In connection with a public offering of common stock and warrants in 1994, underwriter's warrants were exercised during 1998 resulting in proceeds to the Company of $1,403,000.

            In July 1999, the shareholders of the Company approved a 1:100 reverse split of its common stock followed immediately by a 100:1 forward split. The Company effectuated these transactions on August 17, 1999. The purpose of these transactions is to enable a redemption of odd-lot shares and reduce certain related administrative costs incurred annually by the Company. As of December 31, 1999, the Company has redeemed 110,736 of such shares at a cost of $395,000 and subsequently retired. The Company also acquired 77,000 shares of its common stock in 1999 at an aggregate cost of $151,000. These shares are being held as treasury stock.

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

            Data relating to these plans are as follows:

                                                 Year Ended                    Year Ended                         Year Ended
                                                Dec. 31, 1999                Dec. 31, 1998                       Dec. 31, 1997
                                           ---------------------------- ---------------------------- ----------------------------
                                                             Weighted
                                                             Average                    Weighted                    Weighted
                                                             Exercise                   Average                      Average
                                              Shares          Price       Shares     Exercise Price      Shares   Exercise Price
                                           ------------  -------------- ----------- ---------------- ----------- ----------------
  Outstanding at beginning of period.....      985,750     $     5.49     878,150       $ 10.47         459,299      $     9.97
  Granted................................      429,050           3.29     903,650          5.91         461,902           10.94
  Exercised..............................       (5,000)          3.72      (6,000)         7.73         (14,999)           1.21
  Expired................................      (25,000)          3.72       ---            ---              ---            ---
  Canceled...............................        ---              ---    (786,350)        11.18         (10,000)          22.75
  Terminated.............................     (214,288)          3.92      (3,700)         9.96         (18,052)           9.83
                                           -----------   -------------   --------        ------         -------      ------------
  Outstanding at end of period...........    1,170,512     $     4.84     985,750       $  5.49         878,150      $    10.47
                                           ===========   =============   ========        ======         =======      ============


            The following table summaries the information on stock options outstanding at December 31, 1999:

                           Options Outstanding                                       Options Exercisable
   ----------------------------------------------------------------------------  ---------------------------------
                                             Weighted-                                               Weighted-
                                              average             Weighted-                           average
       Range of             Number            remaining            average            Number        exercisable
   exercise prices        outstanding      contractual life     exercise price     exercisable         price
   ---------------        -----------      ----------------     --------------     -----------      -----------
    $1.94 - $3.75           242,650             4.51              $     2.84         100,800        $     3.20
    $4.13 - $5.13           291,900             2.50              $     4.77         226,000        $     4.78
        $5.63               635,962             3.67              $     5.63         554,693        $     5.63
                          ---------                                                 --------
                          1,170,512                                                  881,493
                          =========                                                 ========

NOTE 6 -- INCOME TAXES

            The Company's net deferred tax assets as of December 31, 1999 and 1998, are estimated as follows:

                                                       1999           1998
                                                  ------------   ------------
          Deferred tax assets:
              Net operating loss carryforwards    $  7,798,000   $  3,546,000
              Federal and State tax credits ..       1,106,000        637,000
              Depreciation ...................         263,000         56,000
              Other ..........................         131,000         59,000
                                                  ------------   ------------
                   Total deferred tax assets .    $  9,298,000   $  4,298,000
              Valuation allowance ............      (9,298,000)    (4,298,000)
                                                  ------------   ------------
              Net deferred taxes .............    $    ---       $    ---
                                                  ============   ============

            A valuation allowance for 1999 and 1998 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

            At December 31, 1999, the Company has available net operating loss carryforwards for Federal and State income tax reporting purposes of approximately $19,100,000, and has available Federal and State tax credits of approximately

$1,106,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. The Company's ability to use such net operating loss and Federal and State tax credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 7 -- COMMITMENTS

(a) Employment Agreements and Accrued Compensation

            Certain officers of the Company have employment agreements that provide base compensation and annual incentive compensation. The Company's Chief Executive Officer has an employment agreement expiring December 31, 2000, from which he receives base compensation of $230,000 per year, and annual incentive compensation of up to 50% of base salary based on the achievement of certain business objectives of the Company.

            The Company's agreement with its former President terminated January 1, 1999. As part of the termination agreement the former President received a severance payment of $107,500 which was accrued as of December 31, 1998 and a monthly retainer of $10,000 for the initial six month term of a consulting arrangement. Participation in the Company's stock option plan expired December 31, 1999.

            As of December 31, 1999 and 1998, accrued expenses and sundry liabilities include accrued compensation and benefits of $331,000 and $439,000, respectively.

(b) Leases:

            The Company leases space for its research and development activities under a lease expiring October 31, 2009 and leases office and manufacturing space under a lease expiring on June 30, 2005. The lease for the research and development facility has a 5 year renewal option. The following is a schedule of future minimum lease payments:

                  2000......................................................   $   290,000

                  2001......................................................       313,000

                  2002......................................................       333,000

                  2003......................................................       361,000

                  2004......................................................       391,000

                  Thereafter................................................     1,851,000
                                                                               -----------
                          Total.............................................   $ 3,538,000
                                                                               ===========

            Rental expense for the aforementioned space aggregated approximately $418,000, $173,000, and $95,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

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

            In July 1997, the Company exclusively licensed to Schwarz Pharma the right to market the Company's Nascobal(R) (Cyanocobalamin, USP) Gel in the U.S. The Company retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz Pharma. Pursuant to the agreement the Company will receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal(R). The royalty rate is, in part, dependent upon sales volume, with a minimum royalty of $2 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

            In December 1997, the Company exclusively licensed to Schwarz Pharma the right to market the Company's intranasal scopolamine gel in the U.S. Under the terms of the agreement, the Company was to receive royalty and manufacturing payments from Schwarz Pharma. In addition, Schwarz Pharma made research milestone payments to the Company of $3,750,000 through December 1999 of which $750,000 and $3,000,000 was recognized in the years ended December 31, 1999 and 1998, respectively,

            In December 1999, the Company reacquired the marketing rights to intranasal scopolamine from Schwarz Pharma. The Company made a payment of $250,000 to Schwarz Pharma, which has been reflected as an expense in research and development for the year ended December 31, 1999, and agreed to pay one-half of any future consideration received until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum. As any payment to Schwarz Pharma is contingent on whether the Company will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 1999.

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

NOTE 9 -- STOCK-BASED COMPENSATION

            The per share weighted average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997, was $1.50, $3.82, and $6.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                              YEAR ENDED                YEAR ENDED                 YEAR ENDED
                                            DEC. 31, 1999             DEC. 31, 1998              DEC. 31, 1997
                                            -------------             -------------              -------------
              Expected dividend yield           - 0-%                     - 0-%                      - 0-%
              Risk free interest rate            6.0%                     4.75%                       5.8%
              Expected stock volatility           53%                       63%                        65%
              Expected option life             5 years                   5 years                    5 years

            The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost (except in 1997 with the amount of $175,000 for options granted below market value), has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reported as the pro forma amounts indicated below:

                                                 YEAR ENDED         YEAR ENDED        YEAR ENDED
                                               DEC. 31, 1999       DEC. 31, 1998     DEC. 31, 1997
                                               -------------       -------------     -------------
                                                      (In thousands, except per share amounts)
               Net loss:
                   As reported..............  $   (8,350)          $    (876)         $   (4,546)
                   Pro forma................  $   (9,011)          $  (2,322)         $   (6,515)
               Net loss per share:
                   As reported..............  $    (1.32)          $    (.14)         $     (.76)
                   Pro forma................  $    (1.42)          $    (.37)         $    (1.09)

            Pro forma net income reflects only options granted subsequent to July 1, 1995, the date the Company adopted SFAS No. 123. Accordingly, the pro forma amounts above do not reflect the full impact of calculating pro forma income since cost of options issued prior to June 1, 1995, which would be amortized over the five year vesting period of the options, was not considered.

NOTE 10 -- RELATED PARTY TRANSACTIONS

            In 1999, the Company agreed to provide split-dollar life insurance for its former Chairman of the Board of Directors in consideration for services rendered and in lieu of cash remuneration. Over a 10-year period the Company will pay $397,000 in premiums. At the end of 15 years, the premiums are to be repaid to the Company; such repayment being secured by the Company's collateral interest in the insurance policy. For the year ended December 31, 1999, the Company recognized $24,000 of expense related to this policy.

            A member of the Board of Directors provided legal services to the Company in 1999. Fees earned by this director were $142,000.

NOTE 11 -- SUBSEQUENT EVENT - SHAREHOLDER RIGHTS PLAN

            In February 2000, the Company adopted a Shareholder Rights Plan, which is designed to protect shareholders from coercive or unfair takeover tactics. Under the plan, a dividend of one preferred stock purchase right is being declared for each common share held of record as of the close of business on March 17, 2000.

                                    PART III

ITEM 8 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers, directors and senior employees of the Company are as follows:

              NAME                                 AGE        POSITION
              ----                                 ---        --------
              Dr. Vincent D. Romeo                 43         President and Chief Executive Officer

                                                              Executive Vice President of Research
              Dr. Charan R. Behl                   48         and Development

              Andrew P. Zinzi                      53         Chief Financial Officer

              Devin N. Wenig                       33         Director

              Joel Girsky                          60         Director, Treasurer

              Bruce R. Thaw                        47         Director

              Grant W. Denison, Jr                 50         Director

              Dr. Ian R. Ferrier                   56         Director

              Alvin Katz                           70         Director

              John V. Pollock                      61         Director

              Carol Wenig                          55         Secretary

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

            Dr. Charan R. Behl. Dr. Behl has been employed by the Company since January 1995 as Executive Vice President of Research and Development. Dr. Behl previously held senior research positions in the Pharmaceutical Research and Development Department of Hoffmann La-Roche, Inc, for approximately 14 years. During his tenure at Roche and as a research faculty member at the University of Michigan, he has done extensive research and product development on various drug delivery systems. Dr. Behl has worked on the optimization of drug delivery via different routes including nasal, enteral, transdermal (local and systemic), rectal, vaginal and trans-nail. Dr. Behl has authored or coauthored over 100 articles and major meeting abstracts including many book chapters. Working closely with his colleagues at the FDA, academia, National Institute of Health and other companies, Dr. Behl has been instrumental in organizing international workshops, conferences and meetings to address crucial issues pertaining to drug delivery. Currently he is co-chairing the Nasal Drug Delivery Focus Group of the AAPS. Dr. Behl is an active member of the American Pharmaceutical Association, AAPS and Controlled Release Society, and is a Fellow of the AAPS.

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

            Devin N. Wenig. Mr. Wenig has been Chairman of the Board of Directors of the Company from June 1991 to March 1999 and currently serves as a director. Mr. Wenig was appointed Managing Director of Reuters Information (1999 revenue of $2.5 billion) in February 2000. In this role Mr. Wenig has the responsibility for both the regional and central marketing functions, product development, e-commerce, the data groups, and commercial policy for Reuters globally. Mr. Wenig also retains the position of Executive Vice President of Marketing - Reuters America responsible for marketing and business development functions in North and South America. Mr. Wenig serves as a Director of a number of Reuters subsidiaries and portfolio companies, including Aether Systems, Inc., Multex.com, Intralinks, Inc., Loan Pricing Corporation, and FreeEdgar.com. Before joining the Reuters organization, Mr. Wenig worked with the firm of Cravath, Swaine and Moore as a Mergers and Acquisitions attorney. There he managed several of their largest global transactions, including leveraged buyouts, hostile transactions and cross-border mergers. Mr. Wenig has also served as Chairman of the Board of Directors for a mid-sized biotechnology company for the past eight years. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

            Grant W. Denison, Jr. Mr. Denison co-founded BioMarin Pharmaceutical Inc. in 1997. As Chairman and CEO, he has guided the development of the Company since its inception. Under his leadership, BioMarin has raised approximately $69.0 million in private financings and $67.3 million in a July 1999 IPO dual listing of the Company on Nasdaq National Market and Swiss New Market exchanges. He also formed a joint venture with Genzyme General to develop and commercialize BioMarin's lead enzyme replacement product, which has completed pivotal clinical trials. Mr. Denison has 25 years experience in senior management in major pharmaceutical companies. During his ten years at Monsanto/Searle, he served as a member of the executive committees of both companies. As President of Worldwide Consumer Products and Senior Vice President for Business Development at Searle, he was responsible for the general management of Searle's consumer products business and all pharmaceutical, diagnostics and consumer licensing and business development. He also served as Corporate Vice President, Strategic Planning for Searle's parent company, Monsanto, during a period of major restructuring and portfolio realignment. In addition, he was President of Searle's U.S. Pharmaceutical Operations during a period of significant sales and earnings growth in the late 1980's. Prior to joining Searle, Mr. Denison was Vice President of International Operations for Squibb Medical Systems and also held a number of management positions during his 13 years at Pfizer, Inc., including Vice President of Pharmaceutical Planning and Business Development from 1980 to 1985. During the course of his career at Pfizer, he formed numerous licensing agreements, acquisitions and strategic alliances. Mr. Denison holds an MBA from Harvard Business School, and he graduated from Colgate University magna cum laude with a bachelor's degree with High Honors in Mathematical Economics.

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

       10.13 Evaluation and Option Agreement with the Consumer Health Care Division of Pfizer Inc. (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
       10.14  Development and License Agreement with DynaGen, Inc. (Filed as
              Exhibit 10.13 to the Company's Registration Statement on Form S-2 as amended (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
       10.15  License and Supply Agreement with Schwarz Pharma, Inc. (Filed as
              Exhibit 10J to the Company's Financial Report on Form 10Q for the Quarter Ended June 30, 1997 (Commission File No.000-13789), filed on August 14, 1997, and incorporated herein by reference.)
       10.16  License and Supply Agreement with Schwarz Pharma, Inc. (Filed as
              Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)
       10.17 License and Supply Agreement with Meda AB. (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)
       10.18  License and Supply Agreement with Tzamal Pharma Ltd. (Filed as
              Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference.)
       10.19 International Distribution Agreement with Cambridge Selfcare Diagnostics Limited. (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1998 (Commission File No. 000-13789), and incorporated herein by reference.)
       10.20 Employment Agreement with Dr. Charan Behl. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference.)
       10.21  Employment Agreement with Andrew P. Zinzi.
       10.22  Termination and Release Agreement with Schwarz Pharma, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on March 29, 2000.

                       NASTECH PHARMACEUTICAL COMPANY INC.

By: /s/ Vincent D. Romeo, Ph.D
    -----------------------------------
Vincent D. Romeo, Ph.D.
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                             DATE
---------                                -----                                             ----
/s/ Vincent D. Romeo, Ph.D               President and Chief Executive Officer
-----------------------------------      (Principal Executive Officer)                     March 28, 1999
Vincent D. Romeo, Ph.D.


/s/ Andrew Zinzi                         Chief Financial Officer                           March 28, 1999
-----------------------------------      (Principal Financial and Accounting Officer)
Andrew Zinzi

/s/ Devin N. Wenig                       Director                                          March 28, 1999
-----------------------------------
Devin N. Wenig

/s/ Joe Girsky                           Director, Treasurer                               March 28, 1999
-----------------------------------
Joel Girsky

/s/ Bruce R. Thaw                        Director                                          March 28, 1999
-----------------------------------
Bruce R. Thaw

/s/ Grant W. Denison                     Director                                          March 28, 1999
-----------------------------------
Grant W. Denison

/s/ Dr. Ian R. Ferrier                   Director                                          March 28, 1999
-----------------------------------
Dr. Ian R. Ferrier

/s/ Alvin Katz                           Director                                          March 28, 1999
-----------------------------------
Alvin Katz

/s/ John V. Pollock                      Director                                          March 28, 1999
-----------------------------------
John V. Pollock

                                Index to Exhibits

Exhibit No.                    Description

 10.21        Employment Agreement with Andrew P. Zinzi

 10.22        Termination and Release Agreement with Schwarz Pharma, Inc.