Form 10-Q
period 2000-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2000-05-11
CIK 737207

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 DATE                                   CLASS                           SHARES OUTSTANDING

               03/31/00                     Common stock - $.006 par value                  6,190,485

===============================================================================

                      NASTECH PHARMACEUTICAL COMPANY INC.
                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                                                                  Page
         Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999....................................1
         Statements of Operations for the three months ended March 31, 2000 (unaudited) and 1999 (unaudited)......2
         Statements of Stockholders' Equity  for the three months ended March 31, 2000 (unaudited) and the year ended December 31,1999..............................................................................3
         Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and 1999
         (unaudited)..............................................................................................4
         Notes to Financial Statements............................................................................5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................6

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................6



                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................................................................7

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................7

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................................................................7

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................7

ITEM 5 - OTHER INFORMATION........................................................................................7

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................................................7

                 SIGNATURES.......................................................................................8

                                    - i -

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2000             1999
                                                                              --------------    -------------
                                                                                (UNAUDITED)
ASSETS

Current assets:

   Cash and cash equivalents..........................................    $        10,720        $   10,652

   Short-term investments...........................................                  ---             3,986

   Account receivable.................................................                 40                25

   Royalties and fees receivable......................................                865             1,011

   Inventories........................................................                262               279

   Prepaid expenses and sundry assets.................................                550               533
                                                                          ----------------      ------------
          Total current assets........................................             12,437            16,486
                                                                          ----------------      ------------
Property and equipment................................................              5,019             4,666

   Less: Accumulated depreciation and amortization....................              1,163               986
                                                                          ----------------      ------------
          Property and equipment, net.................................              3,856             3,680
                                                                          ----------------      ------------
Other assets..........................................................                 51                33
                                                                          ----------------      ------------
          Total assets................................................    $        16,344        $   20,199
                                                                          ================      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable...................................................    $           759        $    2,059

   Royalties payable..................................................                345               664

   Accrued expenses and sundry liabilities............................                789               851
                                                                          ----------------      ------------
          Total current liabilities...................................              1,893             3,574
                                                                          ----------------      ------------
Commitments and Contingencies

Stockholders' equity:

   Preferred stock, $.01 par value; authorized: 100,000 shares;
           issued and outstanding: none

   Common stock, $0.006 par value; authorized: 25,000,000
          shares; issued: 6,267,485 shares ..........................                  38                38

   Additional paid-in capital.........................................             37,050            37,050

   Accumulated deficit................................................            (22,486)          (20,312)
                                                                          ----------------      ------------
                                                                                   14,602            16,776

   Less:    Treasury stock, at cost, 77,000 shares...................                 151               151
                                                                          ----------------      ------------
            Total stockholders' equity................................             14,451            16,625
                                                                        ------------------     -------------
            Total liabilities and stockholders' equity................    $        16,344        $   20,199
                                                                        ==================     =============

                     NASTECH PHARMACEUTICAL COMPANY INC.
                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                              2000                 1999
                                                                         -----------------     -------------
Revenues:

      Product sales....................................                  $          84         $         33

      License fee and royalty income ...................                           798                1,352

      Interest income...................................                           201                  298
                                                                         -----------------     -------------
          Total revenues................................                         1,083                1,683
                                                                         -----------------     -------------
Costs and expenses:

      Cost of product sales.............................                            69                   27

      Research and development..........................                         2,128                3,018

      Royalties.........................................                           345                  330

      Sales and marketing...............................                           260                  108

      General and administrative........................                           455                  435
                                                                         -----------------     -------------
          Total costs and expenses......................                         3,257                3,918
                                                                         -----------------     -------------
Net loss................................................                 $      (2,174)        $     (2,235)
                                                                         =================     =============
Net loss per common share-basic and diluted.............                 $        (.35)        $       (.35)
                                                                         =================     =============
Average shares outstanding-basic and diluted............                         6,190                6,380
                                                                         =================     =============























                See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

          FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON STOCK         ADDITIONAL                                       TOTAL
                                              ------------------------     PAID-IN      ACCUMULATED      TREASURY     STOCKHOLDERS'
                                                   SHARES       AMOUNT       CAPITAL        DEFICIT          STOCK          EQUITY
                                              -------------    -------    -----------     ----------     ----------   -------------
   BALANCE, DECEMBER 31, 1998...............     6,376,915     $    38    $37,426         $ (11,962)        ---        $    25,502
   Redemption of shares in connection with
   reverse/forward stock split..............      (110,736)      ---         (395)          ---             ---               (395)
   Shares issued in connection with exercise
        of stock options....................         5,000       ---           19           ---             ---                 19
   Acquisition of treasury stock............                                                                  (151)           (151)
   Fractional shares redeemed in connection
        with reverse stock split............        (3,694)      ---         ---            ---             ---              ---
   Net loss year ended December 31, 1999           ---           ---         ---             (8,350)        ---             (8,350)
                                              -------------    -------    -----------     ----------     ----------   -------------
   BALANCE, DECEMBER 31, 1999 ..............     6,267,485     $    38    $37,050         $ (20,312)     $    (151)    $    16,625
   Net loss three months ended March 31,
        2000 (unaudited)....................       ---           ---          ---         $  (2,174)        ---        $    (2,174)
                                              -------------    -------    -----------     ----------     ----------   -------------
   BALANCE, MARCH 31, 2000 (UNAUDITED)           6,267,485     $    38    $37,050         $ (22,486)     $    (151)    $    14,451
                                              =============    =======    ===========     ==========     ==========   =============












                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     -----------------------------
                                                                                        2000             1999
                                                                                     -------------    ------------
OPERATING ACTIVITIES:
    Net loss......................................................................   $    (2,174)     $    (2,235)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization...............................................            177              93

   Changes in assets and liabilities:

      Accounts and other receivables..............................................            131             879

      Inventories.................................................................             17              69

      Prepaid expenses and sundry assets..........................................            (35)            (64)

      Accounts payable............................................................         (1,300)            678

      Royalties payable...........................................................           (319)           (267)

      Accrued expenses and sundry liabilities.....................................            (62)           (120)
                                                                                     -------------    ------------
Net cash used in operating activities.............................................         (3,565)           (967)
                                                                                     -------------    ------------
INVESTING ACTIVITIES:

   Property and equipment.........................................................           (353)           (267)

   Short-term investments-redemptions.............................................          3,986             ---
                                                                                     -------------    ------------
Net cash provided by (used in) investing activities...............................          3,633            (267)
                                                                                     -------------    ------------
FINANCING ACTIVITIES:

    Exercise of stock options.....................................................                             19
                                                                                     -------------    ------------

Net cash provided by financing activities.........................................            ---              19
                                                                                     -------------    ------------
Net increase (decrease) in cash and cash equivalents..............................             68          (1,215)

Cash and cash equivalents--beginning..............................................         10,652          23,515
                                                                                     -------------    ------------
Cash and cash equivalents--ending.................................................   $     10,720     $    22,300
                                                                                     =============    ============













                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- GENERAL

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 1999, included in the Company's 1999 annual report filed on Form 10-K.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

NOTE 2 -- NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The diluted loss per common share presented excludes the common stock equivalents (stock options and warrants), since such inclusion in the computation would be antidilutive.

         Employee stock options totaling 316,650 at March 31, 2000 were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

         At March 31, 2000, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $21.3 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $1 million which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. In addition, Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that reflect the Company's intentions, expectations or beliefs concerning future events. The accompanying information should be read in conjunction with the Company's 1999 annual report filed on Form 10K.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues decreased by $600,000, or 36%, to $1.1 million primarily as a result of a decline in milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $183,000 compared to $124,000 in 1999. No milestone payments on scopolamine were received in the current three months as compared to $500,000 in 1999. Royalty income received from BMS on sales of Stadol NS increased $13,000, or 2%, to $691,000.

         Total costs and expenses decreased by $661,000 or 17%, to $3.3 million in 2000. The details of the decrease follow:

         Research and development expense decreased by $890,000, or 29%, to $2.1 million primarily as a result of a reduction in the Company's clinical program for intranasal scopolamine.

         Royalties expense increased by $15,000, or 5%, to $345,000 as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 66% in 2000 as compared to 32% in 1999 as a result of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company's liquidity included cash and cash equivalents of $10.7 million compared to $14.6 million of cash and cash equivalents and short-term investments at December 31, 1999. Account, royalties and fee receivables at March 31, 2000 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

         At March 31, 2000, the Company had working capital of $10.5 million. Management anticipates that it may require an additional infusion of capital in year 2000 in order to provide adequate funds for the Company's anticipated needs, including working capital.

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         On May 1, 2000 the Company's President and Chief Executive Officer, Vincent D. Romeo, Ph.D., died. The responsibilities associated with his position have been assumed by the Company's Executive Committee in accordance with the Company's succession plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on May 10, 2000.

                      NASTECH PHARMACEUTICAL COMPANY INC.







                             By: /s/ Bruce R. Thaw
                                 -------------------------------
                                 Bruce R. Thaw
                                    Director

                         Member of Executive Committee

                              By: /s/ Andrew Zinzi
                                 -------------------------------
                                  Andrew Zinzi
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)