Form 10-Q
period 2000-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2000-08-08
CIK 737207

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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
                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                 DATE                                   CLASS                           SHARES OUTSTANDING

               06/30/00                     Common stock - $.006 par value                  6,200,485

===============================================================================

                       NASTECH PHARMACEUTICAL COMPANY INC.
                                TABLE OF CONTENTS



                                                  PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                                                  Page

         Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.....................................1
         Statements of Operations for the six months and three months ended June 30, 2000 (unaudited) and
         1999 (unaudited).........................................................................................2
         Statements of Stockholders' Equity  for the six months ended June 30, 2000 (unaudited) and the year ended December 31,1999..............................................................................3
         Statements of Cash Flows for the six months ended June 30, 2000 (unaudited) and 1999 (unaudited).........4
         Notes to Financial Statements ...........................................................................5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................6

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................7


                                                    PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................................................................8

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................8

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................................................................8

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................8

ITEM 5 - OTHER INFORMATION........................................................................................8

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

         SIGNATURES...............................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS





                       NASTECH PHARMACEUTICAL COMPANY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                            JUNE 30,        DECEMBER 31,
                                                                                2000            1999
                                                                           -------------  ---------------
                                                                           (UNAUDITED)

ASSETS

Current assets:

   Cash and cash equivalents..........................................             $9,654        $10,652

   Short-term investments...........................................                  ---          3,986

   Accounts receivable................................................                  7             25

   Royalties and fees receivable......................................                682          1,011

   Inventories........................................................                237            279

   Prepaid expenses and sundry assets.................................                159            533
                                                                                  -------        -------

          Total current assets........................................             10,739         16,486
                                                                                  -------        -------

Property and equipment................................................              5,138          4,666

   Less: Accumulated depreciation and amortization....................              1,346            986
                                                                                  -------        -------

          Property and equipment, net.................................              3,792          3,680
                                                                                  -------        -------

Other assets..........................................................                 49             33
                                                                                  -------        -------

          Total assets................................................            $14,580        $20,199
                                                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable...................................................             $1,058         $2,059

   Royalties payable..................................................                270            664

   Accrued expenses and sundry liabilities............................              1,061            851
                                                                                  -------        -------

          Total current liabilities...................................              2,389          3,574
                                                                                  -------        -------

Commitments and contingencies

Stockholders' equity:

   Preferred stock, $.01 par value; authorized: 100,000 shares;
           issued and outstanding: none                                               ---            ---

   Common stock, $0.006 par value; authorized: 25,000,000 shares; issued:
          6,277,485 shares at June 30, 2000 and 6,267,485 shares at
          December 31, 1999, respectively.............................                 38             38

   Additional paid-in capital.........................................             37,042         37,050

   Accumulated deficit................................................            (24,738)       (20,312)
                                                                                  -------        -------

                                                                                   12,342         16,776

     Less:  Treasury stock, at cost, 77,000 shares...................                 151            151
                                                                                  -------        -------

            Total stockholders' equity................................             12,191         16,625
                                                                                  -------        -------

            Total liabilities and stockholders' equity................            $14,580        $20,199
                                                                                  =======        =======

                       NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 SIX MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                                 -------------------------           ---------------------------

                                                    2000               1999                2000              1999
                                                ------------       ------------        -------------     ------------
Revenues:

   Product sales...............                 $        209       $        170        $         125      $       137

   License fee and royalty income ......               1,488              2,339                  690              987

   Interest income......................                 366                575                  165              277
                                                ------------       ------------        -------------     ------------
       Total revenues...................               2,063              3,084                  980            1,401
                                                ------------       ------------        -------------     ------------

Costs and expenses:

   Cost of product sales................                 163                139                   94              113

   Research and development.............               4,132              4,547                2,004            1,529

   Royalties............................                 608                772                  263              441

   Sales and marketing..................                 484                447                  224              339

   General and administrative...........               1,102                832                  647              397
                                                ------------       ------------        -------------     ------------

       Total costs and expenses.........               6,489              6,737                3,232            2,819
                                                ------------       ------------        -------------     ------------

Net loss................................        $    (4,426)       $    (3,653)        $     (2,252)     $    (1,418)
                                                ============       ============        =============     ============
Net loss per common share-basic
and diluted ............................        $     ( .71)       $      (.57)        $      ( .36)     $      (.22)
                                                ============       ============        =============     ============
Average shares outstanding-basic ....
and diluted                                           6,194              6,381                6,199            6,381
                                                ============       ============        =============     ============

                 See accompanying notes to financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                         COMMON STOCK         ADDITIONAL                                TOTAL
                                                   ------------------------    PAID-IN      ACCUMULATED  TREASURY    STOCKHOLDERS'
                                                     SHARES        AMOUNT      CAPITAL        DEFICIT     STOCK        EQUITY
                                                   -----------  ------------  ----------   ------------ -----------  ------------
BALANCE, DECEMBER 31, 1998.............             6,376,915   $        38   $   37,426   $  (11,962)        ---     $   25,502

Redemption of shares in connection with              (110,736)          ---         (395)         ---         ---           (395)
reverse/forward stock split.............

Shares issued in connection with                        5,000           ---           19          ---         ---             19
  exercise of stock options.............

Acquisition of treasury stock...........                  ---           ---          ---          ---         (151)         (151)

Fractional shares redeemed in
  connection with reverse stock split                  (3,694)          ---          ---          ---         ---

Net loss year ended December 31, 1999                     ---           ---          ---       (8,350)        ---         (8,350)

                                                   ----------   -----------   ----------   -----------  ----------     ----------
BALANCE, DECEMBER 31, 1999..............            6,267,485   $        38   $   37,050   $  (20,312)  $     (151)   $   16,625

Costs related to equity financing.......                  ---           ---          (75)         ---          ---           (75)

Compensation related to stock options...                  ---           ---           34          ---          ---            34

Shares issued in connection with
exercise of stock options...............               10,000           ---           33          ---          ---            33

Net loss six months ended June 30,
2000 (unaudited)........................                  ---           ---          ---   $   (4,426)         ---     $  (4,426)
                                                   ----------   -----------   ----------   -----------  ----------     ----------
BALANCE, JUNE 30, 2000 (UNAUDITED)......            6,277,485   $        38   $   37,042   $  (24,738)  $     (151)    $   12,191
                                                   ==========   ===========   ==========   ===========  ==========     ==========


                See accompanying notes to financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                            2000             1999
                                                                                     --------------  ----------------
OPERATING ACTIVITIES:

    Net loss......................................................................   $     (4,426)   $     (3,653)


    Adjustments to reconcile net loss to net cash used in operating activities:

      Compensation related to stock options.......................................             34             ---

      Depreciation and amortization...............................................            360             198

    Changes in assets and liabilities:

      Accounts and other receivables..............................................            347           1,067

      Inventories.................................................................             42              19

      Prepaid expenses and sundry assets..........................................            358             (13)

      Accounts payable............................................................         (1,001)            195

      Royalties payable...........................................................           (394)           (156)

      Accrued expenses and sundry liabilities.....................................            210             (31)
                                                                                    --------------    ------------

Net cash used in operating activities.............................................         (4,470)         (2,374)
                                                                                    --------------    ------------

INVESTING ACTIVITIES:

    Property and equipment.........................................................          (472)           (749)

    Short-term investments-redemptions.............................................         3,986             ---
                                                                                    --------------    ------------

Net cash provided by (used in) investing activities...............................          3,514            (749)
                                                                                    --------------    ------------

FINANCING ACTIVITIES:

    Costs related to equity financing.............................................            (75)            ---

    Exercise of stock options.....................................................             33              19
                                                                                    --------------    ------------

Net cash (used in) provided by financing activities...............................            (42)             19
                                                                                    --------------    ------------

Net decrease in cash and cash equivalents.........................................           (998)         (3,104)

Cash and cash equivalents--beginning..............................................         10,652          23,515
                                                                                    --------------    ------------
Cash and cash equivalents--ending.................................................         $9,654         $20,411
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

         Employee stock options that are in-the-money totaling 265,050 at June 30, 2000 were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

         At June 30, 2000, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $23.5 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $1 million which are available to offset future taxable income, if any. These carryforwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. In addition, the Company's ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 -- CONTINGENCIES

         During the second quarter, the Company received correspondence from the FDA that indicates the probable requirement for the Company to conduct additional safety studies in certain patient populations for its intranasal scopolamine product. The execution of an additional safety study was agreed to by the Company in an April 2000 meeting with the FDA. Subsequently, the Company has requested further clarification from the FDA concerning the scope of such studies and has postponed proceeding with additional clinical trials pending the outcome of its discussions with the FDA.

NOTE 5 -- MANAGEMENT

         In May 2000 the Company's President and Chief Executive Officer died. Pending the appointment of a successor, the Company's Executive Committee assumed the responsibilities associated with the executive position in accordance with the Company's management succession plan. The Company has incurred approximately $284,000 of contractual obligations payable to the estate of the deceased CEO, including $34,000 as a result of accelerating the vesting of certain stock options, and classified this amount in general and administrative expenses.

NOTE 6  -- SUBSEQUENT EVENT  -- EQUITY FINANCING AGREEMENT

         In July 2000, the Company obtained an equity line of credit pursuant to which the Company has the option, at its discretion, to issue during a 3-year term up to 1.2 million shares of its common stock to a private investor at prices that are discounted from the fair market value on the date of issuance. In connection with the signing of the agreement the Company issued 50,000 warrants to purchase the Company's common stock at a factor of 1.20 applied to the fair market value on the date of grant and another 50,000 warrants may be issued in conjunction with the issuance of common stock related to future utilization of the equity line of credit.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         Six Months Ended June 30, 2000 Compared to Six Months Ended June 30,
         1999

         Revenues decreased by $1 million, or 33%, to $2.1 million primarily as a result of the discontinuance of milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $432,000 compared to $339,000 in 1999. No milestone payments on scopolamine were received in the current six months as compared to $500,000 in 1999. Royalty income received from BMS on sales of Stadol(R)NS(TM) decreased $329,000, or 21%, to $1,250,000.

         Total costs and expenses decreased by $248,000 or 4%, to $6.5 million in 2000. The details of the decrease follow:

         Research and development expense decreased by $415,000, or 9%, to $4.1 million primarily as a result of a reduction in the Company's clinical program for intranasal scopolamine, offset by increased costs associated with a new research and development facility, personnel costs and multiple development programs.

         Royalties expense decreased by $164,000, or 21%, to $608,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 77% in 2000 as compared to 41% in 1999 as a result of the decline in revenues.

         Additionally, general and administrative expense increased $270,000 principally as a result of the $284,000 of compensation expense incurred in conjunction with the contractual obligations with the estate of the deceased CEO.

         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues decreased by $421,000 or 30%, to $980,000 primarily as a result of a decline in royalty income from BMS on sales of Stadol NS. Total revenues from Schwarz Pharma on Nascobal(R) were $249,000 compared to $215,000 in 1999. Royalty income received from BMS on sales of Stadol NS, based upon a preliminary report received from BMS, decreased $342,000, or 38%, to $559,000.

                  Total costs and expenses increased by $413,000 or 15%, to $3.2 million in 2000. The details of the increase follow:

         Research and development expense increased by $475,000, or 31%, to $2.0 million primarily as a result of increased costs associated with a new research and development facility, personnel costs and multiple development programs.

         Royalties expense decreased by $178,000, or 40%, to $263,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to

89% in 2000 as compared to 53% in 1999 as a result of the decline in revenues.

         Additionally, general and administrative expense increased $250,000 principally as a result of the $284,000 of compensation expense incurred in conjunction with the contractual obligations with the estate of the deceased CEO.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's liquidity included cash and cash equivalents of $9.7 million compared to $14.6 million of cash and cash equivalents and short-term investments at December 31, 1999. Account, royalties and fee receivables at June 30, 2000 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

         At June 30, 2000, the Company had working capital of $8.4 million. Management anticipates that it may require an additional infusion of capital in year 2000 in order to provide adequate funds for the Company's anticipated needs, including working capital. In connection therewith the Company entered into an equity financing agreement in July 2000.



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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In June 2000, the shareholders of the Company approved the following proposals:

         1) Election of seven (7) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed; and

         2) Appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000.

ITEM 5 - OTHER INFORMATION

         On May 1, 2000, the Company's President and Chief Executive Officer, Vincent D. Romeo, Ph.D., died. The responsibilities associated with his position have been assumed by the Company's Executive Committee in accordance with the Company's succession plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         In July 2000, the Company filed a Form 8-K in connection with new financing of an equity line of credit.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on August 7, 2000.

                       NASTECH PHARMACEUTICAL COMPANY INC.




                              By: /s/ Bruce R. Thaw
                                 ---------------------------
                                     Bruce R. Thaw
                                        Director
                               Member of Executive Committee




                              By: /s/ Andrew Zinzi
                                 ---------------------------
                                      Andrew Zinzi
                                   Chief Financial Officer
                         (Principal Financial and Accounting Officer)