Form 10-Q
period 2000-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2000-11-13
CIK 737207

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

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                               Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    DATE                        CLASS                     SHARES OUTSTANDING

  09/30/00          Common stock - $.006 par value            6,802,485

================================================================================

                     NASTECH PHARMACEUTICAL COMPANY INC.
                              TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                                               Page
      Consolidated balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999...................1
      Consolidated statements of Operations for the nine months and three months ended
      September 30, 2000 (unaudited)and 1999 (unaudited).......................................................2
      Consolidated statements of Stockholders' Equity  for the nine months ended September 30, 2000
      (unaudited) and the year  ended December 31,1999.........................................................3
      Consolidated statements of Cash Flows for the nine  months ended September 30, 2000 (unaudited)
      and 1999 (unaudited).....................................................................................4
      Notes to Consolidated Financial Statements.............................................................5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............8-9

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................9


                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...................................................................................10

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.....................................................................10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................10

ITEM 5 - OTHER INFORMATION...................................................................................10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................10

         SIGNATURES..........................................................................................11

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                     NASTECH PHARMACEUTICAL COMPANY INC.
                         CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2000             1999
                                                                        ------------------  ----------------
                                                                           (UNAUDITED)
ASSETS

Current assets:

   Cash and cash equivalents..........................................  $           7,896   $        10,652

   Short-term investments.............................................                  -             3,986

   Accounts receivable................................................                 45                25

   Royalties and fees receivable......................................                989             1,011

   Inventories........................................................                204               279

   Prepaid expenses and other assets..................................                200               533
                                                                        ------------------  ----------------
          Total current assets........................................              9,334            16,486
                                                                        ------------------  ----------------
Property and equipment................................................              5,205             4,666

   Less: Accumulated depreciation and amortization....................              1,531               986
                                                                        ------------------  ----------------
          Property and equipment, net.................................              3,674             3,680
                                                                        ------------------  ----------------
Goodwill, net.........................................................                161            ---

Other assets..........................................................                 49                33
                                                                        ------------------  ----------------
          Total assets................................................  $          13,218   $        20,199
                                                                        ==================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable...................................................  $           1,038   $         2,059

   Royalties payable..................................................                422               664

   Accrued expenses and sundry liabilities............................                928               851
                                                                        ------------------  ----------------
          Total current liabilities...................................              2,388             3,574
                                                                        ------------------  ----------------

Commitments and contingencies

Stockholders' equity:

   Preferred stock, $.01 par value; authorized: 100,000 shares;
     issued and outstanding: none                                                 ---               ---

   Common stock, $0.006 par value; authorized: 25,000,000 shares;
     issued: 6,879,485 shares at September 30, 2000 and 6,267,485
     shares at December 31, 1999, respectively........................                 41                38

   Additional paid-in capital.........................................             39,674            37,050

   Accumulated deficit................................................           (28,734)          (20,312)
                                                                        ------------------  ----------------
                                                                                   10,981            16,776

   Less:  Treasury stock, at cost, 77,000 shares.....................                 151               151
                                                                        ------------------  ----------------
            Total stockholders' equity................................             10,830            16,625
                                                                        ------------------  ----------------
            Total liabilities and stockholders' equity................  $          13,218   $        20,199
                                                                        ==================  ================

         See accompanying notes to consolidated financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                -------------------------------------- ------------------------------------
                                                      2000                1999                2000              1999
                                                ------------------ ------------------- ------------------- ----------------
Revenues:

  Product sales........................         $             372  $              256  $              163  $            86

  License fee and royalty income ......                     2,485               3,281                 997              942

  Interest income......................                       518                 838                 152              263
                                                ------------------ ------------------- ------------------- ----------------
    Total revenues.....................                     3,375               4,375               1,312            1,291
                                                ------------------ ------------------- ------------------- ----------------
Costs and expenses:

  Cost of product sales................                       286                 210                 123               71

  Research and development.............                     5,876               6,853               1,744            2,306

  In-process research and development..                     2,300                   -               2,300                -

  Royalties............................                     1,031               1,045                 423              273

  Sales and marketing..................                       566                 741                  82              294

  General and administrative...........                     1,738               1,124                 636              292
                                                ------------------ ------------------- ------------------- ----------------
    Total costs and expenses...........                    11,797               9,973               5,308            3,236
                                                ------------------ ------------------- ------------------- ----------------
Net loss...............................         $          (8,422) $           (5,598) $           (3,996) $        (1,945)
                                                ================== =================== =================== ================

Net loss per common share-basic and diluted     $           (1.33) $             (.88) $             (.61) $          (.31)
                                                ================== =================== =================== ================
Average shares outstanding-basic and diluted                6,314               6,364               6,553            6,330
                                                ================== =================== =================== ================


         See accompanying notes to consolidated financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK           ADDITIONAL                                 TOTAL
                                            -------------------------     PAID-IN    ACCUMULATED    TREASURY    STOCKHOLDERS'
                                               SHARES        AMOUNT       CAPITAL      DEFICIT       STOCK          EQUITY
                                            ------------   ----------   -----------  ------------  ----------   -------------
BALANCE, DECEMBER 31, 1998.................    6,376,915   $       38    $   37,426  $   (11,962)     ---       $    25,502
Redemption of shares in connection
with reverse/forward stock split...........     (110,736)     ---              (395)     ---          ---              (395)
Shares issued in connection with
   exercise of stock options...............        5,000      ---                19      ---          ---                19
Acquisition of treasury stock..............      ---          ---           ---          ---            (151)          (151)
Fractional shares redeemed in
   connection with reverse stock split....        (3,694)     ---           ---          ---          ---           ---
Net loss for year ended December 31,
   1999....................................      ---          ---           ---           (8,350)     ---           ( 8,350)
                                            ------------   ----------   -----------  ------------  ----------   -----------
BALANCE, DECEMBER 31, 1999 ................    6,267,485   $       38    $   37,050  $   (20,312)  $    (151)   $    16,625
Common stock issued for acquisition of
    Atossa Healthcare......................      600,000            3         2,450      ---          ---             2,453
Value of warrants issued in connection
    with equity financing agreement . . . .      ---           ---              100      ---          ---               100
Compensation related to stock options......      ---           ---               34      ---          ---                34
Shares issued in connection with
     exercise of stock options.............       12,000       ---               40      ---          ---                40
Net loss for nine months ended
     September 30, 2000 (unaudited)........      ---           ---          ---           (8,422)     ---            (8,422)
                                            ------------   ----------   -----------  ------------  ----------   -----------
BALANCE, SEPTEMBER 30, 2000
(UNAUDITED)................................    6,879,485   $       41    $   39,674  $   (28,734)  $    (151)   $    10,830
                                            ============   ==========   ===========  ============  ==========   ===========

         See accompanying notes to consolidated financial statements.

                       NASTECH PHARMACEUTICAL COMPANY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                        2000             1999
                                                                                   --------------    ------------
OPERATING ACTIVITIES:
   Net loss....................................................................... $       (8,422)   $     (5,598)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Acquired in-process research and development cost...........................          2,300             ---
      Compensation related to stock options.......................................             34             ---
      Value of warrants issued in connection with equity financing agreement......            100             ---
      Depreciation and amortization...............................................            555             303
   Changes in assets and liabilities, net of effects of acquisition:
      Accounts and other receivables..............................................              2           1,239
      Inventories.................................................................             75              74
      Prepaid expenses and other assets...........................................            317              60
      Accounts payable............................................................         (1,021)          1,002
      Royalties payable...........................................................           (242)           (324)
      Accrued expenses and sundry liabilities.....................................             30            (175)
                                                                                   --------------    ------------
Net cash used in operating activities.............................................         (6,272)         (3,419)
                                                                                   --------------    ------------
INVESTING ACTIVITIES:
   Property and equipment.........................................................           (539)         (1,767)
   Cash received upon acquisition of Atossa Healthcare............................             29             ---
   Proceeds from sale of short-term investments...................................          3,986             ---
                                                                                   --------------    ------------
Net cash provided by (used in) investing activities...............................          3,476          (1,767)
                                                                                   --------------    ------------
FINANCING ACTIVITIES:
    Redemption of common shares...................................................            ---            (384)
    Exercise of stock options.....................................................             40              19
                                                                                   --------------    ------------
Net cash provided by (used in) financing activities...............................             40            (365)
                                                                                   --------------    ------------
Net decrease in cash and cash equivalents.........................................         (2,756)         (5,551)
Cash and cash equivalents--beginning..............................................         10,652          23,515
                                                                                   --------------    ------------
Cash and cash equivalents--ending................................................. $        7,896    $     17,964
                                                                                   ==============    ============



         See accompanying notes to consolidated financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 -- GENERAL

         The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 1999, included in the Company's 1999 annual report filed on Form 10-K. The consolidated financial statements include the financial statements of Nastech and its wholly owned subsidiary, Atossa Healthcare Inc. All intercompany balances and transactions have been eliminated in consolidation.

         The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results for a full year.

NOTE 2 -- NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The diluted loss per common share presented excludes the common stock equivalents (stock options and warrants), since such inclusion in the computation would be anti-dilutive.

         The effect of employee stock options and warrants totaling 2,078,600 and 1,317,050 at September 30, 2000 and 1999, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 3 -- INCOME TAXES

         At September 30, 2000, the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of approximately $25.2 million and has available research and development credit carry forwards for federal income tax reporting purposes of approximately $1 million which are available to offset future taxable income, if any. These carry forwards expire beginning in 2000 through 2019. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. In addition, the Company's ability to use such net operating loss and research and development credit carry forwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 4 -- ACQUISITION OF ATOSSA HEALTHCARE, INC.

         On August 8, 2000 the Company acquired Atossa Healthcare Inc. ("Atossa") for 600,000 shares of the Company's common stock having a fair value of $2,454,000. Atossa is developing a proprietary platform of diagnostics and therapeutics related to women's healthcare. Atossa's research and development efforts had been focused principally on the development of a non-invasive diagnostic test for the early detection of breast cancer (the "test kit"). The Company incurred professional fees of approximately $43,000 resulting in a total acquisition cost of approximately $2.5 million. The acquisition was accounted for under the purchase method of accounting. The only tangible asset acquired in the acquisition of Atossa was $29,000 in cash. The balance of the acquisition cost was allocated to the cost of acquired in-process research and development of $2.3 million and goodwill of $171,000. The goodwill will be amortized on a straight-line basis over a three year period.

         Atossa commenced operations in November 1999 and had limited activity in calendar year 1999. The Company's unaudited pro forma results for nine months ended September 30, 2000 assuming the merger occurred on January 1, 2000 are as follows:

                                       Nine months ended
                                       September 30, 2000

Net revenues                           $        3,375

Net loss                                       (8,711)

Basic and diluted
loss per share                                  (1.25)

Weighted average
shares outstanding                              6,914

         In connection with this acquisition, the Company has recorded a charge of approximately $2.3 million in the accompanying consolidated statement of operations for the quarter ended September 30, 2000, based on management's estimate of the fair value of the acquired in-process research and development (in process R&D). The in-process R&D was valued based on the income approach of the assets acquired. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included the stage of development of the test kit; future revenues based on royalties; growth rates for the test kit; product sales cycles; the estimated life to the test kit of 17 years from the date of introduction; an effective income tax rate of 40%; a probability of success factor of 10%; and a discount rate of 70% to reflect present value and the risk of developing the acquired technology into a commercially viable product.

         In connection with the acquisition, the company entered into an employment agreement with Dr. Steven C. Quay. (See Note 5 - Change in Management)

         As a result of its change in management and the acquisition of Atossa, the Company has redefined its business plan and the portfolio of products subject to research and development. Under this plan, the Company has decided to invest in certain therapeutic classes of major market potential and seek collaborative partners before undertaking significant development risk. Accordingly, the Company is currently seeking collaborative partners for certain products in various stages of development.

NOTE 5   -- CHANGE IN MANAGEMENT

         Dr. Steven C. Quay, the founder of Atossa, entered into a three year employment agreement and became the Chairman, President and Chief Executive Officer of the Company. In connection with the employment agreement, Dr. Quay was issued 600,000 stock options at exercise prices at or above market, which vest over a three year period.

NOTE 6  -- EQUITY FINANCING AGREEMENT

         On July 11, 2000, the Company obtained an equity line of credit from an investor pursuant to which the Company has the option, at its discretion, to issue during a 3-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. The Company, at its discretion, may request a draw down under the equity line of credit, with a minimum amount to be drawn down at any one time equal to $250,000 worth of common stock, and the maximum amount determined at the time of the draw down request using a formula in the equity line of credit agreement. At the closing, the Company issued to the investor and the placement agent 49,500 warrants to purchase the Company's common stock at $5.53 per share and another 49,500 warrants may be issued to the same parties in connection with the issuance of common stock related to future utilization of the equity line of credit. The value of the initial warrants issued is $100,000 which have been recorded in general and administrative expenses in the accompanying (unaudited) consolidated statement of operations for the period ended September 30, 2000. The Company also incurred professional fees expense of $133,000 in connection with the equity line of credit. The cost of the warrants and the professional fees associated with the equity line of credit have been expensed as the Company is not obligated to draw down any funds under the facility. The equity line of credit agreement limits the Company's ability to sell its securities to third parties at a discount to the market price except in certain situations including an underwritten registered public offering, collaborative transactions, and private placements for no more than 300,000 common shares.

NOTE 7 -- 2000 NONQUALIFIED STOCK OPTION PLAN

         The Company has established its 2000 Nonqualified Stock Option Plan (the"Plan") under which the Company may grant options to purchase up to 1,000,000 shares of the Company's common stock. The Plan shall be administered as a "broadly based" plan, as such term is defined and interpreted by the National Association of Securities Dealers, Inc. whereby more than 50% of the options will be granted to rank and file employees who are neither officers or directors of the Company.

NOTE 8 - MANAGEMENT

         In May 2000 the Company's President and Chief Executive Officer died. Pending the appointment of a successor, the Company's Executive Committee assumed the responsibilities associated with the executive position in accordance with the Company's management succession plan. The Company has incurred approximately $284,000 of contractual obligations, which have been paid to the estate of the deceased CEO, including $34,000 as a result of accelerating the vesting of certain stock options, and recorded this amount in general and administrative expenses in the quarter ended June 30,2000.

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

RESULTS OF OPERATIONS

               Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

               Revenues decreased by $1 million, or 23%, to $3.4 million primarily as a result of the discontinuance of milestone payments on intranasal scopolamine as the Company reacquired the rights to this product from Schwarz Pharma in December, 1999. Royalty income from BMS on sales of Stadol(R)NS(TM) remained constant at $2.1 million. The Company's Nascobal(R) product sales and royalties from Schwarz Pharma were $723,000 compared to $542,000 in 1999. No milestone payments on scopolamine were received in the current nine months as compared to $750,000 in 1999. Interest income declined approximately $320,000 in 2000.

         Total costs and expenses increased by $1.8 million or 18%, to $11.8 million in 2000. The details of the increase follow:

         Research and development expenses decreased by $1.0 million primarily attributable to a decrease in certain clinical costs of development. The Company also incurred a charge of $2.3 million related to acquired in-process research and development costs in connection with the acquisition of Atossa Healthcare. (See Note 4 to accompanying financial statements)

         Royalties expense remained constant as a result of unchanged sales of Stadol(R) NS(TM) by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol(R) NS(TM).

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 68% in 2000 as compared to 43% in 1999. The increase arises from the following: a decline in revenues, as most general and administrative costs are fixed; an increase in legal and other professional fees related to the equity line of credit facility, and an increase in general and administrative expenses in the amount of $284,000 related to the compensation expense incurred in connection with the death of the Company's former CEO.

         On August 8, 2000 the Company acquired Atossa Healthcare, Inc. The acquisition has not had a significant impact on the operating results of the Company at September 30, 2000.

         Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues remained constant at $1.3 million. Royalty income from BMS on sales of Stadol(R) NS (TM) increased $295,000, or 52% to $861,000 in 2000. The Company's Nascobal(R) product sales and royalties from Schwarz Pharma increased $87,000, or 43% to $291,000. There were no milestone payments in 2000 as compared to $250,000 in 1999. Interest income declined by approximately $110,000 in 2000.

         Total costs and expenses increased by $2.0 million or 64%, to $5.3 million in 2000. The details of the increase follow:

         Research and development expenses decreased by $562,000 attributable primarily to a decrease in clinical costs of development. The Company also incurred a charge of $2.3 million related to acquired research and development costs in connection with the acquisition of Atossa Healthcare (See Note 4 to accompanying financial statement)

         Royalties expense increased by $150,000, or 55%, to $423,000 as a result of the increase in sales of Stadol (R)NS(TM) by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol(R) NS(TM).

         As a percentage of total revenues, sales and marketing and general and administrative expenses increased to 55% in 2000 as compared to 45% in 1999 as a result of the following: an increase in legal and other professional fees related to the equity line of credit facility, and offset by a decline in marketing expenses.

         On August 8, 2000 the Company acquired Atossa Healthcare, Inc. The acquisition has not had a significant impact on the operating results of the Company at September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity included cash and cash equivalents of $7.9 million at September 30, 2000 compared to cash and cash equivalents and short-term investments of $14.6 million at December 31, 1999. Accounts, royalties and fee receivables at September 30, 2000 consist principally of receivables from BMS and Schwarz Pharma.

         At September 30, 2000, the Company had working capital of $6.9 million. The Company entered into an equity line of credit agreement in July 2000. Under the equity line, the Company has the option, at its discretion, to issue during a three year term up to 1.2 million shares of its common stock to an investor at prices that are discounted from the fair market value on the date of issuance. Management is currently seeking additional capital in order to provide adequate funds for the Company's anticipated needs, including working capital.

         As a result of its change in management and the acquisition of Atossa, the Company has redefined its business plan and the portfolio of products subject to research and development. Under this plan, the Company has decided to invest in certain therapeutic classes of major market potential and seek collaborative partners before undertaking significant development risk. Accordingly, the Company is currently seeking collaborative partners for certain products in various stages of development.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No 133", is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not yet determined the impact that Statement 133 will have on its consolidated financial statements at the date of the initial adoption on January 1, 2001.

ITEM 3 -          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly-rated investment grade commercial paper. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                         PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company is proceeding to file Form S-2 with the SEC in connection with registration of shares and warrants issuable under its equity line of credit.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit - 27.  Financial Data Schedule

         (B) In July 2000, the Company filed a Form 8-K in connection with the acquisition of Atossa Healthcare.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on November 10, 2000.

                                  NASTECH PHARMACEUTICAL COMPANY INC.



                              By:         /s/ Steven C. Quay, M.D., Ph.D.
                                 ----------------------------------------
                                           Steven C. Quay, M.D., Ph.D.







                              By:              /s/ Andrew Zinzi
                                 ------------------------------------------
                                                 Andrew Zinzi
                                           Chief Financial Officer
                                 (Principal Financial and Accounting Officer)