Form 10-Q/A
period 2000-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2000-11-15
CIK 737207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q / A

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


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit - 27.  Financial Data Schedule

     (B) In August 2000, the Company filed a Form 8-K in connection with the acquisition of Atossa Healthcare and, in July 2000, filed a Form 8-K in connection with the announcement of an equity line of credit.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on November 14, 2000.

                               NASTECH PHARMACEUTICAL COMPANY INC.



                               By:       /s/ Steven C. Quay, M.D., Ph.D.
                                  ----------------------------------------------
                                           Steven C. Quay, M.D., Ph.D.







                               By:              /s/ Andrew Zinzi
                                  ----------------------------------------------
                                                  Andrew Zinzi
                                             Chief Financial Officer
                                  (Principal Financial and Accounting Officer)