Form 10-K405/A
period 1999-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2001-01-12
CIK 737207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 1999

                         Commission File Number 0-13789


                       NASTECH PHARMACEUTICAL COMPANY INC.
             (Exact name of registrant as specified in its charter)

               Delaware
    (State or other jurisdiction of                    11-2658569
    incorporation or organization)        (I.R.S. Employer Identification No.)

 45 Davids Drive, Hauppauge, New York
    (Address of principal executive                      11788
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 based upon the closing price on that date, on the Nasdaq National Market, was approximately $25,386,000.

As of February 29, 2000, there were 6,190,485 shares of the registrant's $.006 par value common stock outstanding.

                                     PART I

ITEM 1 -    BUSINESS

Background

      Nastech Pharmaceutical Company Inc. researches, develops and manufactures nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of prescription and over-the-counter pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, an oral drug's effectiveness can be reduced by gastrointestinal and liver metabolism. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other possible advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy, and lower overall health care costs for the patient.

      We have a commercial interest in two drugs, both of which are approved for sale in the U.S. and are marketed by our licensees. Stadol(R) NS(TM) (Butorphanol Tartrate) is marketed by Bristol-Myers Squibb Company, and Nascobal(R) (Cyanocobalamin, USP) is marketed by Schwarz Pharma Inc. To our knowledge, Stadol(R) NS(TM) is the only nasally administered opioid pain relief medication marketed for the treatment of moderate to severe pain and acute migraine pain. It provides painless therapy and convenient, patient self-administration as compared to the competitive injectable product. Similarly, Nascobal(R), our nasal vitamin B-12 product, provides patient benefits over the injectable therapy for chronic B-12 deficiency anemia. In addition to these two drugs, we have six drugs in various stages of drug research and development, one of which we have licensed to another pharmaceutical company so that it may develop the drug and eventually sell it in the United States.

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

Business Strategy

      Our current business strategy is to expand the applications of nasal and oral drug delivery in the prescription and over-the-counter markets.

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

Products

            The following chart summarizes our current products and product pipeline:

                                                               Traditional
                             Therapeutic                       Delivery
Drug Marketed:               Category                          Method                    Status (1)           Partner

Stadol(R)NS(TM)              Opioid Analgesic                  Injection                 Global (2)           BMS


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

      Nascobal(R) (Cyanocobalamin, USP) Gel for Intranasal Administration -- For Vitamin B-12 deficiency anemia. Nascobal(R) may replace inconvenient, painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal(R) is a more convenient, painless, self-administered weekly therapy, which we believe will result in improved patient compliance. We independently developed Nascobal(R) through FDA marketing clearance, and presently manufacture this product for Schwarz Pharma. In July 1997, we entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma, and the product was commercially launched in October, 1997. In 1997 and 1998, we expanded our licensing arrangements into territories outside the U.S. through agreements with Meda AB and Cambridge Laboratories. We are awaiting regulatory approval in Sweden and then in other European countries before commercial shipments are made to Meda and Cambridge.

Products Under Development

      Scopolamine Hydrobromide -- Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. Scopolamine is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop(R) by Novartis. As a patch dosage form, Transderm Scop(R) must be applied to the skin at least 4 hours before the anti-emetic effect is required and is programmed to deliver drug over a three day period. We believe that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action allowing for both prevention and treatment of motion sickness. In February 2000 the FDA refused to file our New Drug Application ("NDA") for intranasal scopolamine hydrobromide primarily because we failed to present adequate safety data. The FDA believes that there were an inadequate number of patients exposed to our product, inadequate safety analyses, and an inadequate presentation of adverse events data. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

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

      Apomorphine Hydrochloride -- Erectile dysfunction. Apomorphine Hydrochloride, an emetic, is a centrally acting dopamine agonist. In 1999 a pharmaceutical company filed an NDA indicating that a sub-lingual form of apomorphine was effective in the treatment of erectile dysfunction. We believe that a nasal dosage form of apomorphine will allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side- effects for the treatment of erectile dysfunction.

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

Strategic Alliances

      Our current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing contract. Our current strategic alliances are as follows:

      Bristol-Myers Squibb Company -- In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate, (Stadol(R) NS(TM)) in exchange for which BMS agreed to pay us a quarterly royalty equal to 3% of net sales of this product (the "BMS Agreement"). In December 1991, the FDA granted marketing clearance to BMS for this product, and the quarterly royalty payments to us by BMS are continuing. We pay about half of these royalties to the University of Kentucky Research Foundation ("UKRF") under a separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate from UKRF. The nasal Butorphanol Tartrate patent expires in August 2001 in the United States, subject to any right of extension or renewal. Gross royalty payments from BMS were $2.9 million in 1999, $2.5 million in 1998, and $3.3 million in 1997.

      Schwarz Pharma -- In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal(R) (Cyanocobalamin, USP) Gel for intranasal administration in the U.S. We retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. According to the agreement, we are to receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal(R). The minimum royalty payment in 1998 was $2 million, and the royalty rate for each subsequent year is based, in part, upon sales volume. We also receive revenues each time Schwarz Pharma purchases Nascobal from us. We received aggregate sales and royalty payments of $2.5 million in 1998 and $740,000 in 1999. The agreement expires in 2012.

      In December 1997, we exclusively licensed to Schwarz Pharma the right to market our intranasal scopolamine hydrobromide gel in the U.S. Under the terms of the license agreement, Schwarz Pharma was obligated to make research milestone payments to us according to our achievement of specific performance activities as described in the licensing agreement. Through December 1999, Schwarz Pharma made research milestone payments to us of $3.75 million, of which $750,000 was recognized in fiscal 1999 and $3 million in fiscal 1998. In addition, the license agreement provided for royalty and manufacturing payments from Schwarz Pharma upon commercialization of this product, but the agreement was terminated by the parties prior to this event.

      In December 1999, upon termination of the license agreement, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by us in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3.5 million plus an additional amount for interest that will accrue at a rate of 8.5% per annum. As any payment to Schwarz Pharma is contingent on whether we will receive any actual cash proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 1999. The contract is ongoing until the aggregate $3.5 million plus interest is repaid. We are seeking a collaborative partner for this product.

      Meda AB -- In September 1997, we entered into an agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. Meda is obligated to file an application for and obtain regulatory approval to market Nascobal(R) in Sweden, the repertoire country, for eventual regulatory approval throughout the Nordic countries and the European Union. The agreement provides that we will receive a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries and revenue from the sale of Nascobal(R) to Meda following such approvals. No regulatory approvals have been achieved, and no fees have been paid to date. The contract expires in December 2012.

      Cambridge Laboratories -- In July 1998, we entered into an agreement with Cambridge Laboratories ("Cambridge"), giving Cambridge the exclusive right to market Nascobal(R) in several European countries, Australia and New Zealand. The agreement provides that we will receive revenue from the sale of Nascobal(R) to Cambridge. Cambridge pays no licensing fees, but pays us a higher sales price for Nascobal(R) than Meda. We are awaiting regulatory approval in Sweden and then in other European countries before we may make commercial shipments to Cambridge. To date, there have been no sales of Nascobal(R) to Cambridge. This contract expires in July 2012 unless extended by the parties.

      Questcor, Inc. -- In March 1990, Questcor purchased the Company's Metoclopramide HCl patent and other related proprietary information (the "Metoclopramide Agreement"). Questcor now has exclusive worldwide rights to market Metoclopramide HCl. The Metoclopramide Agreement provides for certain royalties and other fees to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized, but does not provide for any milestone payments. Questcor has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopramide HCl was approved for marketing in Italy. Although sales in Italy are minor, we received minimum royalty payments of $75,000 in 1999 and $50,000 in 1998. We expect to receive a minimum annual royalty payment of $100,000 per year beginning in year 2000 and ending upon expiration of the Metoclopramide HCl patent in the U.S. in 2002.

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

Because of Significant R&D and Other Costs, We Have Never Been Profitable, We Do Not Expect To Become Profitable in the Foreseeable Future, and We May Never Become Profitable

      We have incurred losses in each of the last three years. We incurred a net loss of $4,546,000 for fiscal year 1997, a net loss of $876,000 for fiscal year 1998, and a net loss of $8,350,000 for fiscal year 1999. We expect to report a net loss for fiscal year 2000, and we expect to report net losses for the foreseeable future. The process of developing our products requires significant research and development, including basic research, pre-clinical and clinical development, as well as regulatory approval by the Food and Drug Administration. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and we expect these losses to continue for the foreseeable future. We may never achieve profitability.

Because Our Operating Results Are Subject To Significant Fluctuations and Uncertainties, We May Not Be Able to Meet All of Our Future Expense Obligations, and Our Failure to Meet Public Market Analysts or Investors' Expectations Regarding Earnings May Cause Our Stock Price To Decline

      Our operating results are subject to significant fluctuations and uncertainties due to a number of factors including, among others:

      o the timing and achievement of licensing transactions, including milestones and other performance factors associated with these contracts

      o the time and costs involved in patent research and development of our proprietary position

      o continued scientific progress and level of expenditures in our research and development programs

      o the cost of manufacturing scale-up and production batches, including vendor provider activities and costs

      o     the time and costs involved in obtaining regulatory approvals

      o changes in general economic conditions and drug delivery technologies

      o introduction of new products and product enhancements by us or our competitors


      As a result of these factors and other uncertainties, our operating results have fluctuated significantly over the last three years, from a net loss of $4.5 million in 1997 to a net loss of $876,000 in 1998 and a net loss of $8.4 million in 1999. Over the past four quarters, our operating results have increased by as much as 53% and have decreased by as much as 36% from one quarter to another. A larger than expected loss in the future during any single quarter could affect our ability to meet all of our expense obligations or may require us to prioritize, modify or cease some of our development programs.

      Our revenues and operating results, particularly those reported on a quarterly basis, may continue to fluctuate significantly. This makes it difficult to forecast our operating results. Therefore, we believe that quarterly comparisons of our operating results will not be meaningful, and you should not rely on them as an indication of our future performance. Also, our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. If this were to occur, the price of our stock could decline.

If We Are Unable to Adequately Protect Our Proprietary Technology from Legal Challenges, Infringement or Alternative Technologies, Our Competitive Position May Be Hurt

      We specialize in the nasal delivery of pharmaceutical products and rely on the issuance of patents, both in the U.S. and internationally, for protection against nasal product competition. Although we believe that we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take up to two or three years after initial filing.

      Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, it is possible that our issued patents may nevertheless be challenged and will not withstand review and will be held invalid by a court of competent jurisdiction. Furthermore, it is possible that our issued patents will be infringed or otherwise circumvented by others and that we will be unable to fund the cost of litigation against them.

      In addition, we may not be able to protect our established and pending patent positions from competitive drug delivery technologies, which may provide more effective therapeutic benefit to patients and which may therefore make our products, technology and/or proprietary position obsolete.

      If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, we may not be able to compete in the pharmaceutical delivery business.

Because the Commercial Opportunity for Nasally-Administered Products May Be Limited, Our Anticipated Future Revenue Growth Could Be Impacted

      The physical and chemical properties of a drug affect our ability to develop a method of delivering it intranasally. Although we continue to explore the feasibility of nasally delivering drugs that are large, more complex molecules, we have more expertise in nasal delivery of smaller, less complex molecules. The universe of nasal products that qualify as small molecules and are available for commercialization may be limited. Accordingly, we may be subject to intense competition in these potential products, which can affect our anticipated future revenue growth. Although we need to accelerate our research of larger molecules, it is possible that we will not be successful in these areas. If we are not successful in these areas, our future revenue may not grow at all or as quickly as anticipated.

We May Require Additional Financing in the Future, and If Additional Capital Is Not Available, We May Have To Curtail or Cease Operations

      Subject to the success of our development programs and potential licensing transactions, we may require an additional infusion of capital to complete our research and development activities currently contemplated and to commercialize our proposed products. We may need to raise additional capital to fund more rapid expansion, to develop new products and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

      o the scope, duration and expenditures associated with our current research and development programs

      o     continued scientific progress in these programs

      o     the outcome of potential licensing transactions, if any

      o     competing technological developments

      o our proprietary patent position, if any, in our products o the regulatory approval process for our products

      o     other factors which may not be within our control

      Subject to projected cash flow, we may seek additional financing when market conditions allow but we cannot assure you that capital will be available at that time. Without additional funding, we may have to delay, reduce or eliminate one or more research or development programs and reduce overall overhead expenses. This action may reduce the market price of our common stock.

If We Fail To Obtain Regulatory Approvals For Our Products, We Will Be Prevented From Marketing Our Products and We Will Incur Substantial Losses

      We embark on specific research or development projects that address unmet medical needs. These projects are subject to significant regulation by numerous governmental authorities in the United States and other countries, including the filing of a New Drug Application with the Food and Drug Administration. The process of completing clinical testing and obtaining FDA approval for a new drug product requires substantial resources over a number of years. If we do not receive the necessary regulatory approvals along the way, we will not be able to progress clinically in our projects and may be forced to abandon projects after incurring substantial costs. For example, the FDA recently rejected the New Drug Application for our nasally administered scopolamine product primarily because we failed to present adequate safety data. This action resulted in an indefinite delay in our New Drug Application filing program and uncertain costs of additional development until we meet with the FDA and agree to future clinical studies. The magnitude of the costs associated with these studies and the refiling of the New Drug Application may also result in a deferral of our program until a collaborative partner is found to share the future development risk. Moreover, other factors, such as a periodic reassessment of the ranking of projects within our portfolio, may create further uncertainty of the continuing viability of any project in process, including nasally administered scopolamine. Finally, we may encounter significant delays or excessive costs in our efforts, even if we are eventually successful in achieving regulatory approval. If we cannot obtain regulatory approval of our products, we will not be able to generate revenues and become profitable.

Because We Have No Experience in Marketing or Selling Our Proposed Products, These Products May Never Be Successful

      Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product's success, which is dependent upon market acceptance by patients, physicians or third-party payors.

      Our products may prove to be unsuccessful as a result of lack of acceptance by government health administration authorities, private health care insurers and other health care payers, such as health maintenance organizations and self-insured employee plans that determine reimbursement to the consumer. We cannot assure you that reimbursement will be available at all or at levels sufficient to allow our marketing partners to achieve profitable price levels for our products. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products will be reduced.

Because We Will Face Intense Competition, Our Ability To Achieve Profitability May Be Limited

      Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. Our competitors may succeed in developing technologies and products that are more effective than the nasal technology we are developing or that will cause our technology or products to become obsolete or noncompetitive.

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

      Although we believe that our ownership of patents for our nasal delivery products will limit direct competition with these products, we must also compete with other promising technologies such as controlled release, target organ or site release, pumps, polymers, microemulsion, monoclonal antibodies, inhalation, ocular, liposomal, implants, transdermal passive and transdermal electrotransport. Other products using these or other delivery alternatives may be developed that may be as or more effective than our products and proposed products. We may not be able to compete effectively with other commercially available products or drug delivery technologies.

If We Are Unable To Attract And Retain Qualified Employees, Our Ability To Conduct Research and Development Will Be Impaired

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

If We Have a Problem With Our Manufacturing Facility, or If We or Our Suppliers Fail to Comply with Applicable Regulations, We May Not Be Able To Market Our Products or Conduct Clinical Trials

      We manufacture all of our products for clinical and commercial use at our principal manufacturing facility located in Hauppauge, New York. We must produce all of these products in compliance with federal and state regulations. Our facilities are also subject to inspection by these authorities. In addition, certain key suppliers, are also subject to regulatory compliance. If we have a problem at our manufacturing facility, or if we or our suppliers fail to comply with federal and state regulations or otherwise fail to perform our respective obligations in a timely fashion, these problems or failure by us or any supplier could cause a delay in clinical trials or the supply of product to market. Any significant delay could also jeopardize our performance contracts with collaborative partners and result in material penalties to us.

Changes in the Health Care Industry That Are Beyond Our Control May Be Detrimental To Our Business

      The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in health care costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce our business or prospects. We cannot predict when, if any, proposed health care reforms will be implemented, and these changes are beyond our control.

ITEM 2 - PROPERTIES

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


                                      Sale Price
               Years                 Low      High
               -----                 ---      ----

               1999 Quarter ended:
               -------------------

               December 31, 1999     $1.56    $3.63
               September 30, 1999     2.75     4.44
               June 30, 1999          2.56     3.63
               March 31, 1999         3.00     6.25

               1998 Quarter ended:
               -------------------

               December 31, 1998     $3.00    $5.50
               September 30, 1998     3.75     8.25
               June 30, 1998          7.63    12.50
               March 31, 1998        10.38    15.38
               -------------------------------------

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

(In Thousands, Except Share and Per Share Data)

                                                                   Year Ended
                                                                   December 31
Statement of Operations Data:                              1999           1998         1997(1)           1996
                                                                                                     (unaudited)
Revenues:
      Product sales ..............................          $325           $516          $ 482           $---
   License fee, royalty and research income ......         4,222          7,632          3,647          3,987
   Interest income ...............................         1,084          1,442          1,393            344

   Total revenues ................................         5,631          9,590          5,522          4,331
                                                     --------------------------------------------------------

   Costs and expenses:
      Cost of product sales......................            268            589            454             --
   Research and development ......................         9,649          6,014          4,600          1,494
   Royalties .....................................         1,436          1,251          1,586          1,649
   Sales and marketing ...........................         1,051            875          1,723            169
   General and administrative ....................         1,577          1,737          1,705          1,073
                                                     --------------------------------------------------------

   Total costs and expenses ......................        13,981         10,466         10,068          4,385
                                                     --------------------------------------------------------

   Income (loss) before provision for income taxes        (8,350)          (876)        (4,546)           (54)
   Provision for income taxes ....................            --             --             --             --
                                                     --------------------------------------------------------

   Net income (loss)..............................       $(8,350)         $(876)       $(4,546)          $(54)
                                                     =========================================================

   Net income (loss) per common share-basic.......        $(1.32)         $(.14)         $(.76)         $(.01)

   Net income (loss) per common share-diluted ....        $(1.32)         $(.14)         $(.76)         $(.01)

   Average shares outstanding basic ..............     6,335,112      6,296,019      5,978,121      3,706,529

   Average shares outstanding diluted ............     6,335,112      6,296,019      5,978,121      3,706,529


                                                                                            Six Months Ended
                                                            Year Ended June 30                 December 31
                                                            1996          1995            1996           1995
                                                                                                      (unaudited)

Revenues:
      Product sales ..............................          $---           $---           $---           $---
   License fee, royalty and research income ......         3,629          2,684          1,880          1,522
   Interest income ...............................           238            254            231            125

   Total revenues ................................         3,867          2,938          2,111          1,647
                                                     --------------------------------------------------------

   Costs and expenses:
      Cost of product sales.......................            --             --             --             --
   Research and development ......................         1,164            882          1,035            705
   Royalties .....................................         1,677          1,251            710            738
   Sales and marketing ...........................           128             50             76             35
   General and administrative ....................           780            834            643            349
                                                     --------------------------------------------------------

   Total costs and expenses ......................         3,749          3,017          2,464          1,827
                                                     --------------------------------------------------------

   Income (loss) before provision for income taxes           118            (79)          (353)          (180)
   Provision for income taxes ....................            --             --             --             --
                                                     --------------------------------------------------------

   Net income (loss).............................           $118           $(79)         $(353)   $      (180)
                                                     ========================================================

                                                            $.04          $(.03)         $(.08)         $(.06)
   Net income (loss) per common share-basic.......

   Net income (loss) per common share-diluted ....          $.03          $(.03)         $(.08)         $(.06)

   Average shares outstanding basic ..............     3,221,447      3,119,718      4,191,600      3,221,447

   Average shares outstanding diluted ............     4,297,536      3,119,718      4,191,600      3,221,447


                                                                             December 31
Balance Sheet Data                                         1999          1998(2)       1997(2)         1996(2)

   Working capital ...............................       $12,912        $24,454        $24,206        $11,342
   Total assets ..................................        20,199         27,518         27,371         12,894
   Total stockholders' equity ....................        16,625         25,502         24,929         11,813


                                                                 June 30                     December 31
Balance Sheet Data                                        1996(2)         1995          1996            1995
                                                                                                     (unaudited)

   Working capital ...............................        $7,469         $4,444        $11,342         $4,045
   Total assets ..................................         9,367          6,035         12,894          5,616
   Total stockholders' equity ....................         7,569          4,288         11,813          4,108

-------------

      (1) During fiscal 1997, the Company began making shipments of Nascobal(R) to Schwarz Pharma (see note 8 to the Company's financial statements).

      (2) During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. For the periods ended December 31, 1998 and 1996 and June 30, 1996, the Company received net proceeds of $1.4 million, $4.6 million and $3.2 million, December 31 June 30 December 31 Balance Sheet Data:
1999 19982 19972 19962 19962 1995 1996 1995 (unaudited) respectively, from the exercise of the warrants.

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

      The Company receives licensing revenues on two commercial products - Stadol(R) NS(TM) and Nascobal(R). Stadol(R) NS(TM) is an opioid analgesic which is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to the Company. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001.

      In 1997, Stadol(R) NS(TM) was classified as a Schedule IV substance by the federal government. "Schedules" are used by the federal government to classify certain narcotic prescription products depending on the potency and potential abuse liability. Schedule I narcotics require the greatest amount of control by manufacturers, distributors, physicians and others in various channels of distribution, including import and export restrictions, and Schedule V substances require the least amount of control. Prior to 1997, Stadol(R) NS(TM) had not been classified and had peak sales in 1996 of $112 million. After the classification of Stadol(R) NS(TM) as a Schedule IV substance in 1997, sales by BMS declined to $108 million in 1997, $86 million in 1998, and $98 million in 1999. We believe that the classification of Stadol(R) NS(TM) as a Schedule IV substance, and the resulting increased controls and regulations imposed on BMS to prevent potential abuse liability, played a significant role in the downward trend in sales, and we estimate that the Schedule IV classification will result in annual sales of no more than $100 million through patent expiry in year 2001.

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

      In connection with the manufacture of Nastobal(R), the Company entered into a filling and packaging agreement with a third party. In 1998, the Company incurred certain costs associated with its plan to expand its manufacturing capabilities and reduce its reliance on third parties. The total cost of product sales, including certain costs associated with this plan of operations, was $589,000 in 1998.

      Royalties expense decreased by $335,000 or 21% to $1.3 million as a result of the decline in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

      Sales and marketing expenses decreased by $848,000, or 49%, to $875,000. The Company eliminated its marketing costs associated with the product, Nastobal(R), as a result of the licensing agreement entered into with Schwarz Pharma in 1997.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

ITEM 8 - INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT ..............................................................   18
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................................   19
   Balance Sheets at December 31, 1999 and 1998............................................   19
   Statements of Operations for the years ended December 31, 1999, 1998 and 1997 ..........   20
   Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997   21
   Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 ..........   22
   Notes To Financial Statements ..........................................................   23

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


                                                                    /s/ KPMG LLP

Melville, New York
February 28, 2000

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NASTECH PHARMACEUTICAL COMPANY INC.
BALANCE SHEETS
(In Thousands, Except Share Data)

                                                      December 31,  December 31,
                                                              1999          1998
ASSETS

Current assets:
  Cash and cash equivalents ........................     $ 10,652      $ 23,515
  Short-term investments ...........................        3,986            --
  Accounts receivable ..............................           25            20
  Royalties and fees receivable ....................        1,011         2,265
  Inventories ......................................          279           390
  Prepaid expenses and sundry assets ...............          533           280
       Total current assets ........................       16,486        26,470
Property and equipment .............................        4,666         1,635
  Less: Accumulated depreciation and  amortization .          986           602
                                                         -----------------------
       Property and equipment, net .................        3,680         1,033
Other assets .......................................           33            15
       Total assets ................................     $ 20,199      $ 27,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................     $  2,059      $    625
  Royalties payable ................................          664           597
  Accrued expenses and sundry liabilities ..........          851           794
       Total current liabilities ...................        3,574         2,016
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized:
     100,000 shares; issued and outstanding: none...           --            --
  Common stock, $0.006 par value;
     authorized: 25,000,000 shares; issued:
     6,267,485 and 6,376,915 shares at December 31,
     1999 and 1998, respectively ...................           38            38
  Additional paid-in capital .......................       37,050        37,426
  Accumulated deficit ..............................      (20,312)      (11,962)
                                                         -----------------------
                                                           16,776        25,502
  Less: Treasury stock, at cost, 77,000 shares .....          151            --
                                                         -----------------------
       Total stockholders' equity ..................       16,625        25,502
                                                         -----------------------
       Total liabilities and stockholders' equity...     $ 20,199      $ 27,518
                                                         =======================

   See accompanying notes to financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

                                                        Years Ended

                                              Dec. 31,     Dec. 31,     Dec. 31,
                                                1999         1998         1997

Revenues:
  Product sales ......................     $    325      $    516      $    482
  License fee, royalty and research
     income ..........................        4,222         7,632         3,647
  Interest income ....................        1,084         1,442         1,393
     Total revenues ..................        5,631         9,590         5,522
Costs and expenses:
  Cost of product sales ..............          268           589           454
  Research and development ...........        9,649         6,014         4,600
  Royalties ..........................        1,436         1,251         1,586
  Sales and marketing ................        1,051           875         1,723
  General and administrative .........        1,577         1,737         1,705
                                           ------------------------------------
     Total costs and expenses ........       13,981        10,466        10,068
Net loss .............................     $ (8,350)     $   (876)     $ (4,546)
Net loss per common share-basic
and diluted ..........................     $  (1.32)     $   (.14)     $   (.76)

Average shares outstanding-basic
and diluted ..........................        6,335         6,296         5,978

See accompanying notes to financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(In Thousands, Except Share Data)

                                                   Common Stock         Additional                                         Total
                                                                          Paid In        Accumulated         Treasury  Stockholders'
                                             Shares            Amount     Capital          Deficit             Stock      Equity

Balance, December 31, 1996                 4,706,158             $28     $   18,325      $   (6,540)            --      $   11,813

Additional shares issued
  in connection  with
  public offering net of
  issuance costs ....................      1,380,000               9         17,460              --             --          17,469
Shares issued in
  connection with
  exercise of stock
  options ...........................         14,999              --             18              --             --              18
Compensation related to
stock options .......................             --              --            175              --             --             175
Fractional shares
  redeemed in connection
  with reverse stock
  split .............................           (137)             --             --              --             --              --
Net loss year ended
  December 31, 1997 .................             --              --             --      $   (4,546)            --      $   (4,546)

Balance, December 31, 1997 ..........      6,101,020             $37     $   35,978      $  (11,086)            --      $   24,929
Shares issued in
  connection with
  exercise underwriter's
  warrants ..........................        270,000               1          1,402              --             --           1,403
Shares issued in
  connection with
  exercise of stock
  options ...........................          6,000              --             46              --             --              46
Fractional shares
  redeemed in connection
  with reverse stock
  split .............................           (105)             --             --              --             --              --
Net loss year ended
  December 31, 1998 .................             --              --             --            (876)            --            (876)

Balance, December 31, 1998 ..........      6,376,915             $38     $   37,426      $  (11,962)            --      $   25,502
Redemption of shares in
  connection with
  reverse/forward stock
  split..............................       (110,736)             --           (395)             --             --            (395)
Shares issued in
  connection with
  exercise of stock
  options ...........................          5,000              --             19              --             --              19
Acquisition of treasury
stock ...............................             --              --             --              --           (151)           (151)
Fractional shares
  redeemed in connection
  with reverse stock
  split .............................         (3,694)             --             --              --             --              --
Net loss year ended
  December 31, 1999 .................             --              --             --          (8,350)            --          (8,350)

Balance, December 31, 1999 ..........      6,267,485             $38     $   37,050      $  (20,312)     $    (151)     $   16,625
                                           =========      ==========     ==========      ==========      =========      ==========

See accompanying notes to financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                                                          Years Ended
                                                                                           Dec. 31,         Dec. 31,        Dec. 31,
                                                                                             1999             1998            1997
Operating activities:
    Net loss .......................................................................       $ (8,350)       $   (876)       $ (4,546)
       Adjustments to reconcile net loss to net cash used in operating activities:
        Compensation related to stock options ......................................             --              --             175
        Depreciation and amortization ..............................................            384             300             262
    Changes in assets and liabilities:
        Accounts and other receivables .............................................          1,249          (1,348)           (139)
        Inventories ................................................................            111             (20)           (370)
        Prepaid expenses and sundry assets .........................................           (271)           (233)             33
        Accounts payable ...........................................................          1,434            (872)            910
        Royalties payable ..........................................................             67             406             (45)
        Accrued expenses and sundry liabilities .....,..............................             57              40             497
                                                                                                                           --------
Net cash used in operating activities ..............................................         (5,319)         (2,603)         (3,223)
Investing activities:
    Property and equipment .........................................................         (3,031)           (625)           (585)
    Short-term investments-acquisitions ............................................         (3,986)             --            (968)
    Short-term investments-redemptions .............................................             --              --           7,992
                                                                                           --------        --------        --------
Net cash provided by (used in) investing activities ................................         (7,017)           (625)          6,439
Financing activities:
    Redemption of common shares ....................................................           (395)             --              --
     Acquisition of treasury stock .................................................           (151)             --              --
    Exercise of stock options ......................................................             19              46              18
    Exercise of warrants ...........................................................             --           1,403              --
    Proceeds from sale of common stock .............................................             --              --          17,566
                                                                                           --------        --------        --------
Net cash provided by (used in) financing activities ................................           (527)          1,449          17,584

Net increase (decrease) in cash and cash equivalents ...............................        (12,863)         (1,779)         20,800

Cash and cash equivalents--beginning ...............................................         23,515          25,294           4,494
                                                                                           --------        --------        --------
Cash and cash equivalents--ending ..................................................       $ 10,652        $ 23,515        $ 25,294
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

      Investments

      Short-term investments consist of highly-rated investment grade commercial paper having original maturities greater than three months and up to one year. There were no material unrealized holding gains or losses at December 31, 1999.

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

      License Fee, Royalty and Research Income

      The Company has entered into various collaborative arrangements and licensing contracts with other pharmaceutical companies. Under these arrangements and contracts, we generally recognize income from royalties based upon the sale of licensed products as reported by licensees, and from upfront payments and milestone payments upon the achievement of performance-based activities as agreed to with our licensees. We have not, however, received any upfront payments from licensees during the three years ended December 31, 1999. Upfront payments are generally recognized over the term of the license agreements. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the license agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and are recognized upon completion of a milestone activity. A substantial portion of the Company's revenues is derived from licensing agreements with Bristol-Myers Squibb and Schwarz Pharma, Inc.

      Net Loss per Common Share

      Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of employee stock options and warrants totaling 1,239,512, 1,054,750 and 1,014,650 at December 31, 1999, 1998 and 1997, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive

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

      Long-Lived Assets

      The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties. An estimate of fair value would consider prices for similar assets and the results of valuation techniques to the extent available. All assets are currently in use and, based on prevailing market prices, management estimates that the net carrying amount, i.e., cost less accumulated depreciation, approximates fair value. There was no significant impact on the Company's results of operations or financial position as a result of the adoption of SFAS No. 121.

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


Note 3 -- Property and Equipment

      Property and equipment consist of the following:

                                                        December 31,
                                                      1999       1998
                                                     ------     ------
                                                       (In thousands)

                     Furniture and fixtures.......     $335       $131
                     Machinery and equipment......    2,027        962
                     Computer equipment...........      316        211
                     Leasehold improvements.......    1,988        331
                                                     ------     ------
                                                      4,666      1,635
                     Less accumulated depreciation
                      and amortization............      986        602
                                                     ------     ------
                     Net property and equipment...   $3,680     $1,033
                                                   =========   ========

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

      Data relating to these plans are as follows:

                                                     Year Ended                       Year Ended                    Year Ended
                                                    Dec. 31, 1999                   Dec. 31, 1998                 Dec. 31, 1997

                                                               Weighted                        Weighted                     Weighted
                                                                Average                         Average                     Average
                                                               Exercise                        Exercise                     Exercise
                                                Shares           Price          Shares           Price         Shares        Price
                                              ---------        --------      ----------        --------      --------       --------
 Outstanding at beginning of period......       985,750         $ 5.49        878,150                         459,299
                                                                                               $10.47                        $ 9.97
 Granted.................................       429,050           3.29        903,650            5.91         461,902         10.94
 Exercised...............................        (5,000)          3.72         (6,000)           7.73         (14,999)         1.21
 Expired.................................       (25,000)          3.72             --             --               --            --
 Canceled................................            --             --       (786,350)          11.18         (10,000)         22.75
 Terminated..............................      (214,288)          3.92         (3,700)           9.96         (18,052)          9.83
                                              ---------         -------      ---------         ------         -------       --------
 Outstanding at end of period............     1,170,512         $ 4.84        985,750           $5.49         878,150       $ 10.47

The following table summarizes the information on stock options outstanding at December 31, 1999:


Options Outstanding                                                                                Options Exercisable
-------------------------------------------------------------------------------------------        ---------------------------------
                                                      Weighted-average         Weighted
         Range of                   Number                remaining        average exercise          Number       Weighted-average
      exercise prices            outstanding           contractual life          price            exercisable    exercisable price
      ---------------            -----------          ------------------   ----------------       ------------   ------------------

          $1.94 - $3.75             242,650                 4.51                $2.84                100,800             $3.20

          $4.13 - $5.13             291,900                 2.50                $4.77                226,000             $4.78

                  $5.63             635,962                 3.67                $5.63                554,693             $5.63
                                  ---------                                                          -------
                                  1,170,512                                                          881,493
                                  =========                                                          =======

Note 6 -- Income Taxes

      The Company's net deferred tax assets as of December 31, 1999 and 1998, are estimated as follows:

                                                                                        1999              1998
                                                                         -------------------- -----------------
        Deferred tax assets:
            Net operating loss carryforwards...........................  $         7,798,000  $      3,546,000
            Federal and State tax credits..............................            1,106,000           637,000
            Depreciation...............................................              263,000            56,000
            Other......................................................              131,000            59,000
                 Total deferred tax assets  ...........................  $         9,298,000  $      4,298,000
            Valuation allowance........................................          (9,298,000)       (4,298,000)
            Net deferred taxes ........................................               $  ---            $  ---
                                                                         ==================== =================

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

(b) Leases:

      The Company leases space for its research and development activities under a lease expiring October 31, 2009 and leases office and manufacturing space under a lease expiring on June 30, 2005. The lease for the research and development facility has a 5 year renewal option. The following is a schedule of future minimum lease payments:

             2000.....................................   $        290,000
             2001.....................................            313,000
             2002.....................................            333,000
             2003.....................................            361,000
             2004.....................................            391,000
             Thereafter...............................          1,851,000

                     Total............................   $      3,538,000
                                                         =================

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

      The Company's three largest customers accounted for 97% of total revenues, excluding interest, in 1999 and 98% in 1998. These revenues by customer were $2.9 million, $750,000 and $740,000 in 1999 and $3 million, $2.5 million and $2.5 million in 1998. No other customer accounted for more than 10% of revenues, excluding interest.

Note 9 -- Stock-Based Compensation

      The per share weighted average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997, was $1.50, $3.82, and $6.81,
respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                            Year Ended          Year Ended        Year Ended
                                          Dec. 31, 1999       Dec. 31, 1998     Dec. 31, 1997
                                          -------------       -------------     ------------
         Expected dividend yield              - 0-%               - 0-%             - 0-%
         Risk free interest rate               6.0%               4.75%              5.8%
         Expected stock volatility             53%                 63%               65%
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

                                           Year Ended              Year Ended                Year Ended
                                         Dec. 31, 1999            Dec. 31, 1998             Dec. 31, 1997
                                         -------------            -------------             -------------
                                                   (In thousands, except per share amounts)

           Net loss:
               As reported..........       $ (8,350)                  $(876)                    $(4,546)
               Pro forma............         (9,011)                 (2,322)                     (6,515)
           Net loss per share:
               As reported..........          (1.32)                   (.14)                       (.76)
               Pro forma............          (1.42)                   (.37)                      (1.09)

           Pro forma net income reflects only options granted subsequent to July 1, 1995, the date the Company adopted SFAS No. 123. Accordingly, the pro forma amounts above do not reflect the full impact of calculating pro forma income since cost of options issued prior to June 30, 1995, which would be amortized over the five year vesting period of the options, was not considered.

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

      Dr. Charan R. Behl. Dr. Behl has been employed by the Company since January 1995 as Executive Vice President of Research and Development. Dr. Behl previously held senior research positions in the Pharmaceutical Research and Development Department of Hoffmann La-Roche, Inc, for approximately 14 years. During his tenure at Roche and as a research faculty member at the University of Michigan, he has done extensive research and product development on various drug delivery systems. Dr. Behl has worked on the optimization of drug delivery via different routes including nasal, enteral, transdermal (local and systemic), rectal, vaginal and trans-nail. Dr. Behl has authored or coauthored over 100 articles and major meeting abstracts including many book chapters. Working closely with his colleagues at the FDA, academia, National Institute of Health and other companies, Dr. Behl has been instrumental in in organizing international workshops, conferences and meetings to address crucial issues pertaining to drug delivery. Currently he is co-chairing the Nasal Drug Delivery Focus Group of the AAPS. Dr. Behl is an active member of the American Pharmaceutical Association, AAPS and Controlled Release Society, and is a Fellow of the AAPS.

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

      John V. Pollock. Mr. Pollock was appointed to the Company's Board of Directors in September 1993. From 1991 to the present, Mr. Pollock has served as a director of Frank E. Basil, Inc., a worldwide provider of facilities maintenance, engineering and operations management services. Mr. Pollock also serves as a consultant to the partners of Basil Properties and has served as the President of Nastech-Basil International, Inc., a joint venture between Basil Properties and the Company which was dissolved in 1993. From 1975 to 1991, Mr. Pollock was a senior banking executive in the Washington, D.C. area, serving as President and Chief Executive Officer of Dominion Bank of Washington and the John Hanson Savings Bank.

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

   10.13 Evaluation and Option Agreement with the Consumer Health Care Division of Pfizer Inc. (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
   10.14    Development and License Agreement with DynaGen, Inc. (Filed as
            Exhibit 10.13 to the Company's Registration Statement on Form S-2 as amended (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
   10.15    License and Supply Agreement with Schwarz Pharma, Inc. (Filed as
            Exhibit 10J to the Company's Financial Report on Form 10Q for the Quarter Ended June 30, 1997 (Commission File No.000-13789), filed on August 14, 1997, and incorporated herein by reference.)
   10.16    License and Supply Agreement with Schwarz Pharma, Inc. (Filed as
            Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)
   10.17 License and Supply Agreement with Meda AB. (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference.)
   10.18    License and Supply Agreement with Tzamal Pharma Ltd. (Filed as
            Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 199 (Commission File No. 000-13789), and incorporated herein by reference.)
   10.19 International Distribution Agreement with Cambridge Selfcare Diagnostics Limited. (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference.)
   10.20 Employment Agreement with Dr. Charan Behl. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference.)
   10.21    Employment Agreement with Andrew P. Zinzi.
   10.22    Termination and Release Agreement with Schwarz Pharma, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on January 12, 2001.

                  ASTECH PHARMACEUTICAL COMPANY INC.


                         By:         /s/ Steven C. Quay
                               -------------------------------------------------
                               Steven C. Quay, M.D., Ph.D.
                               President, Chief Executive Officer and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities on January 12, 2001.

        Signature                         Title

    /s/ Steven C. Quay
--------------------------     President, Chief Executive Officer and Chairman of the Board
Steven C. Quay, M.D., Ph.D.    Officer (Principal Executive Officer)

   /s/ Andrew Zinzi
--------------------------     Chief Financial Officer
Andrew Zinzi                   (Principal Financial and Accounting Officer)

   /s/ Devin N. Wenig          Director
--------------------------
Devin N. Wenig

   /s/ Bruce R. Thaw           Director
--------------------------
Bruce R. Thaw

   /s/ Grant W. Denison        Director
Grant W. Denison

   /s/ Ian R. Ferrier          Director
--------------------------
Dr. Ian R. Ferrier

   /s/ Joel Girsky             Director
--------------------------
Joel Girsky

   /s/ Alvin Katz              Director
--------------------------
Alvin Katz

   /s/ John V. Pollock         Director
--------------------------
John V. Pollock

Index to Exhibits

Exhibit No.            Description

*10.21     Employment Agreement with Andrew P. Zinzi

*10.22     Termination and Release Agreement with Schwarz Pharma, Inc.

------------------
* Previously filed