Form 10-K405
period 2000-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2001-03-28
CIK 737207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 2001 based upon the closing price on that date, on the Nasdaq National Market, was approximately $46,907,827.

As of February 1, 2001, there were 6,824,153 shares of the registrant's $.006 par value common stock outstanding.

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

         Nastech Pharmaceutical Company Inc. is a Formulation Science company and recognized as a leader in nasal drug delivery technology. Formulation Science is a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The technology is essential in designing an optimized, customizable dosage form and in delivering difficult protein and large molecule drugs that can currently only be delivered by injection.

         Historically, our core technical competency involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug's effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other possible advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy, and lower overall health care costs for the patient.

         We have a commercial interest in two nasal drug products, both of which are approved for sale in the U.S. Our licensee Bristol-Myers Squibb Company markets Stadol(R) NSTM (Butorphanol Tartrate), and our licensee Schwarz Pharma Inc. markets Nascobal(R) (Cyanocobalamin, USP). To our knowledge, Stadol(R) NSTM is the only nasally administered opioid pain relief medication marketed for the treatment of moderate to severe pain and acute migraine pain. It provides painless therapy and convenient, patient self-administration as compared to the competitive injectable product. Similarly, Nascobal(R), our nasal vitamin B-12 product, provides patient benefits over the injectable therapy for chronic B-12 deficiency anemia. In addition to these two drugs, we have several drugs in various stages of drug research and development.

         On August 8, 2000, we acquired Atossa HealthCare Inc. ("Atossa"), a development stage company based in Washington State which is developing a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women's health care products. Atossa's research and development efforts had been focused principally on the development of a non-invasive diagnostic test kit which would test for breast cancer as well as the genetic and other cellular changes within the breast that precede the appearance of cancer. The test kit would seek to analyze samples of breast fluid, containing cancer markers, abnormal cells and malignant cells, from the breast nipple. Atossa has a patent pending covering the use of oxytocin for breast cancer diagnosis. To date, we have not conducted any clinical trials of the test kit.

         Following the acquisition of Atossa, Steven C. Quay, M.D., Ph.D., the founder of Atossa, became our President, Chief Executive Officer, and Chairman of the Board. Dr. Quay, a distinguished scientist and business leader, has founded three pharmaceutical companies, holds more than 40 patents, and has invented and commercialized, globally, several pharmaceutical products. Under Dr. Quay's stewardship, we plan to focus our efforts on several of the top ten injectable products, each of which generates significant total annual revenues. Each initiative focuses on the Company's key strength in Formulation Science. For example, we may seek to optimize therapeutic outcomes by minimizing patient dose variability and side effects by using alternative modalities of drug delivery, such as a nasal or oral dosage form. In addition, the nasal technology platform provides a unique opportunity for us to pioneer new therapies for diseases of the central nervous system (CNS) vis-a-vis the olfactory pathway. In 2001, we plan to conduct clinical studies in order to determine the role that nasal drug delivery may have in possible penetration of the blood brain barrier.

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

BUSINESS STRATEGY

         The Company's current business strategy seeks to broaden applications of its commitment to Formulation Science, allowing drugs to be more safe and effective in patient treatment, with particular emphasis on the applications for nasal or oral drug delivery in the prescription and over-the-counter markets.

         Focus Initial Efforts on Significant Injectable Approved Drugs. We are focused primarily on injectable drugs of significant revenues that have proven efficacy and safety and which we believe could benefit from a nasal or oral form of delivery. We believe that by focusing our research and development activities on injectable drugs with demonstrated safety and efficacy, and with an unaddressed market need, we may enter into early stage collaborative alliances with major pharmaceutical companies and bring to market new, improved therapies that may expand the market for certain drugs.

         Leverage Strategic Alliances. Using Formulation Science, we seek to establish domestic and international relationships with major pharmaceutical companies for the early stage introduction of nasal or oral dosage forms of drug delivery as a viable alternative to injectable therapy. Typically, we would focus our efforts on an innovator company's new chemical entity in Phase II clinical development where a drug's safety and efficacy have been determined. Our proprietary formulation, delivered via nasal or oral route of administration, would be the product approved for commercialization and marketed by the collaborative partner. This approach allows us to devote our resources to the further development of our technology while leveraging the established product development, sales and marketing capabilities of our collaborative partners in significant markets.

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

PRODUCTS

         The following chart summarizes our current nasally administered products and product pipeline:

                                                       TRADITIONAL
                           THERAPEUTIC                 DELIVERY             STATUS (1)            PARTNER
DRUG MARKETED:             CATEGORY                    METHOD
Stadol(R) NS(TM)           Opioid Analgesic            Injection            Global (2)            BMS

Nascobal(R)                Vitamin/Anti-Anemia         Injection            U.S. only (2)         Schwarz, Meda (3),
                                                                                                  Cambridge (3)

ACTIVE DEVELOPMENT
STATUS:
Scopolamine HBr            Anti-Motion Sickness        Patch/Injection      Phase III (4)
Morphine Sulfate           Pain Management             Injection/Oral       Phase II
Apomorphine HCl            Erectile  Dysfunction       N/A                  Phase II

Apomorphine HCL            Female Sexual               N/A                  Phase I
                           Dysfunction

Interferon alpha           Multiple                    Injection            Phase I
                           (Cancer/hepatitis)

Butorphanol Tartrate       Opioid Analgesic            Injection/Oral       Phase I



(1) See "Risk Factors" for a description of the different stages of development.

(2) All marketing or development activities performed by collaborative partners and/or licensee.

(3)  Marketing partners for Nascobal(R) excluding U.S.

(4)  In February 2000 the FDA refused acceptance of the NDA.



         Stadol(R) NS(TM) is a trademark of the Bristol-Myers Squibb Company ("BMS"). Stadol NS is an opioid analgesic sublicensed to BMS for marketing as a prescription pain-reliever. Nascobal(R) is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders.

Approved and Marketable Products

         STADOL(R) NS(TM) (BUTORPHANOL TARTRATE NASAL SPRAY) -- Opioid analgesic for acute pain. Stadol NS is the only transnasal opioid analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol NS, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since 1992, as compared to the injectable formulation. Stadol NS is currently marketed by BMS under an agreement that generates quarterly royalties to us. The royalty agreement terminates at time of patent expiry in August 2001and royalty payments to us will cease at that time. Stadol NS has been classified by the Food and Drug Administration ("FDA") as a Schedule IV substance. We believe that an improved formulation of butorphanol tartrate may provide certain benefits to sufferers of acute migraine. We are seeking a marketing and development partner for this product which is currently in Phase I development.

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

Products Under Development

         SCOPOLAMINE HYDROBROMIDE -- Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. Scopolamine is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop(R) by Novartis. As a patch dosage form, Transderm Scop(R) must be applied to the skin at least 4 hours before the anti-emetic effect is required and is programmed to deliver the drug over a three day period. We believe that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action allowing for both prevention and treatment of motion sickness. In February 2000 the FDA refused to file our New Drug Application ("NDA") for intranasal scopolamine hydrobromide primarily because we failed to present adequate safety data. The FDA believes that there were an inadequate number of patients exposed to our product, inadequate safety analyses, and an inadequate presentation of adverse events data. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

         MORPHINE SULFATE -- Opioid analgesic. Morphine Sulfate is an opioid agonist currently marketed in multiple dosage forms including injectable, oral and rectal. However, the only method currently approved for breakthrough pain is a transmucosal oral product, which is limited to opioid-tolerant cancer patients. We believe a nasal dosage form of morphine sulfate will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for fast pain relief, particularly among sufferers of breakthrough pain.

         APOMORPHINE HYDROCHLORIDE -- Erectile dysfunction and female sexual dysfunction. Apomorphine Hydrochloride, an emetic, is a centrally acting dopamine agonist. In 1999 a pharmaceutical company filed an NDA indicating that a sub-lingual form of apomorphine was effective in the treatment of erectile dysfunction. The NDA was withdrawn by this company prior to final determination by the FDA. We believe that a nasal dosage form of apomorphine may allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side effects for the treatment of sexual dysfunction.

         INTERFERON ALPHA - Anti-cancer and anti-hepatitis. Interferon alpha is a naturally occurring glycoprotein that is secreted by cells in response to viral infections. It exerts its effects by binding to a membrane receptor. Receptor binding initiates a series of intracellular signaling events that ultimately leads to enhanced expression of certain genes. This leads to the enhancement and induction of certain cellular activities including augmentation of target cell killing by lymphocytes and inhibition of virus replication in infected cells. Interferon alpha is administered by injectable dosage form only. We believe that a nasal dosage form of interferon alpha administered at more frequent intervals may provide increased efficacy and treatment for various therapeutic indications.

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

         We also intend to leverage our core technologies by collaborating with other pharmaceutical and bio-tech companies which have products under development that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent that we believe that (i) the project is feasible, (ii) the potential product resulting from the development program would have significant market potential, and (iii) favorable economic arrangements can be obtained. We will seek milestone payments for the development cycle, payment of certain expenses incurred by us, manufacturing rights, if applicable, and a royalty.

STRATEGIC ALLIANCES

         Our current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing contract. Our current strategic alliances are as follows:

         BRISTOL-MYERS SQUIBB COMPANY -- In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate (Stadol(R) NS(TM), in exchange for which BMS agreed to pay us a quarterly royalty equal to 3% of net sales of this product (the "BMS Agreement"). In December 1991, the FDA granted marketing clearance to BMS for this product, and the quarterly royalty payments to us by BMS are continuing. We pay about half of these royalties to the University of Kentucky Research Foundation ("UKRF") under a separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate from UKRF. The nasal Butorphanol Tartrate patent expires in August 2001 in the United States, subject to any right of extension or renewal. Gross royalty payments from BMS were $3.1 million in 2000, $2.9 million in 1999 and $2.5 million in 1998.

         SCHWARZ PHARMA -- In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal(R) (Cyanocobalamin, USP) Gel for intranasal administration in the U.S. We retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. According to the agreement, we are to receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal(R). The minimum royalty payment in 1998 was $2 million, and the royalty rate for each subsequent year is based, in part, upon sales volume. We also receive revenues each time Schwarz Pharma purchases Nascobal from us. We received aggregate sales and royalty payments of $907,000 in 2000, $740,000 in 1999 and $2.5 million in 1998. The agreement expires in 2012.

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

         In December 1999, upon termination of the license agreement, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by us in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3.5 million plus an additional amount for interest that will accrue at a rate of 8.5% per annum commencing December 2000. As any payment to Schwarz Pharma is contingent on whether we will receive any actual cash proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 2000. The contract is ongoing until the aggregate $3.5 million plus interest is repaid. We are currently seeking a collaborative partner for this product.

         MEDA AB -- In September 1997, we entered into an agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. Meda has filed an application to obtain regulatory approval to market Nascobal(R) in Sweden, the repertoire country, for eventual regulatory approval throughout the Nordic countries and the European Union. The agreement provides that we will receive a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries and revenue from the sale of Nascobal(R) to Meda following such approvals. No regulatory approvals have been achieved, and no fees have been paid to date. The contract expires in December 2012 subject to certain performance requirements.

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

         In June 1983, we entered into an agreement with the University of Kentucky Research Foundation and Dr. Anwar Hussain ("UKRF Agreement"). We obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The UKRF Agreement will terminate in year 2001. The UKRF Agreement requires us to pay UKRF about 50% of our royalties received from Bristol-Myers Squibb on product sales of Stadol NS.

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

         Following initial formulation, the steps required before any new pharmaceutical product may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug (IND) application, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

EMPLOYEES

         At January 24, 2001, we had 52 full-time employees, of whom 36 were engaged in research and development, including our Chief Executive Officer. The balance of our employees are engaged in administration, production and support functions.

         None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

RISK FACTORS

A purchase of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this prospectus before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In this case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and are subject to a variety of risks and uncertainties. All "forward-looking" statements are made according to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to:
(i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
(ii) the Company's ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company's ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; and (iv) the Company's ability to develop and commercialize its products before its competitors.

BECAUSE OF SIGNIFICANT R&D AND OTHER COSTS, WE HAVE NEVER BEEN PROFITABLE, WE DO NOT EXPECT TO BECOME PROFITABLE IN THE FORESEEABLE FUTURE, AND WE MAY NEVER BECOME PROFITABLE

         We incurred losses in each of the last three years. We incurred a net loss of $876,000 for fiscal year 1998, a net loss of $8.4 million for fiscal year 1999, and a net loss of $9.7 million for fiscal year 2000. As of December 31, 2000, we had an accumulated deficit of $30.0 million. The process of developing our products requires significant research and development, including basic research, pre-clinical and clinical development, as well as Food and Drug Administration regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and we expect these losses to continue for the foreseeable future. We may never achieve profitability. As a result, the market price of our common stock could decline.

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

         - continued scientific progress and level of expenditures in our research and development programs

         - the cost of manufacturing scale-up and production batches, including vendor provider activities and costs

         -        the time and costs involved in obtaining regulatory approvals

         - changes in general economic conditions and drug delivery technologies

         - new products and product enhancements that we or our competitors introduce

         As a result of these factors and other uncertainties, our operating results have fluctuated significantly over the last three years, from a net loss of $876,000 in 1998, a net loss of $8.4 million in 1999, and a net loss of $9.7 million in 2000. Over the past four quarters, our operating results have increased by as much as 83% and have decreased by as much as 68% from one quarter to another. In order to illustrate these fluctuations, we had a larger than expected loss per share in the second quarter of 2000 due to an unexpected decline in royalty income from our licensee Bristol-Myers Squibb's decreased sales of Stadol(R) NS(TM) and from unexpected compensation expenses we paid to the estate of our recently deceased CEO. Although this larger than expected loss per share in the second quarter did not affect our business or operations because we had adequate cash reserves and in general do not rely solely on our operating results to meet our expense obligations, it is possible that larger than expected losses in the future during any single quarter could affect our ability to meet all of our expense obligations or may require us to prioritize, modify or cease some of our development programs.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY FROM LEGAL CHALLENGES, INFRINGEMENT OR ALTERNATIVE TECHNOLOGIES, THIS MAY HURT OUR COMPETITIVE POSITION

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

         Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, it is possible that others may nevertheless challenge our issued patents, that our issued patents will not withstand review in a court of competent jurisdiction, and that a court will hold our issued patents to be invalid. Furthermore, it is possible that others will infringe or otherwise circumvent our issued patents and that we will be unable to fund the cost of litigation against them.

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

IF THE COMMERCIAL OPPORTUNITY FOR NASALLY-ADMINISTERED PRODUCTS IS LIMITED, THIS COULD IMPACT OUR ANTICIPATED FUTURE REVENUE GROWTH

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

WE MAY REQUIRE ADDITIONAL FINANCING IN THE FUTURE, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS

         Subject to the success of our development programs and potential licensing transactions, we may require an additional infusion of capital to complete the research and development activities we currently contemplate and to commercialize our proposed products. We may need to raise additional capital to fund more rapid expansion, to develop new products and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

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

         -        competing technological developments

         -        our proprietary patent position, if any, in our products

         -        the regulatory approval process for our products

         -        other factors which may not be within our control

         We may not be able to obtain additional financing at these times on terms favorable to us, if at all. For example, a decline in the trading volume or price of our common stock may reduce the maximum amount we may be able to draw down under the equity line of credit agreement Our equity line of credit agreement limits our ability to raise money from other sources by generally prohibiting us from selling our securities to third parties at a discount to the market price during the term of the equity line of credit agreement. Therefore, if we need to raise capital from other sources, then we will have to seek permission from our investor, Castlebar. If Castlebar does not allow us to obtain capital by selling our securities at a discount to market price, we will have to seek financing through other means, which may not be possible on terms favorable to us, if at all. Without additional funding, we may have to delay, reduce or eliminate one or more research or development programs and reduce overall overhead expenses. This action may reduce the market price of our common stock.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS, WE WILL BE PREVENTED FROM MARKETING OUR PRODUCTS AND WE WILL INCUR SUBSTANTIAL LOSSES

         We embark on specific research or development projects that address unmet medical needs. Numerous governmental authorities in the United States and other countries subject these projects to significant regulation. For example, we must file New Drug Applications with the Food and Drug Administration for most of these projects. The process of completing clinical testing and obtaining FDA approval for a new drug product requires substantial resources over a number of years. If we do not receive the necessary regulatory approvals along the way, we will not be able to progress clinically in our projects and may be forced to abandon projects after incurring substantial costs. For example, in 2000 the FDA rejected the New Drug Application for our nasally administered scopolamine product primarily because we failed to present adequate safety data. This action resulted in an indefinite delay in our New Drug Application filing program and uncertain costs of additional development. The magnitude of the costs associated with these studies and the refiling of the New Drug Application have contributed to a deferral of our program until a collaborative partner is found to share the future development risk. Moreover, other factors, such as a periodic reassessment of the ranking of projects within our portfolio, may create further uncertainty of the continuing viability of any project in process, including nasally administered scopolamine. Finally, we may encounter significant delays or excessive costs in our efforts, even if we are eventually successful in achieving regulatory approval. If we cannot obtain regulatory approval of our products, we will not be able to generate revenues and become profitable.

BECAUSE WE HAVE NO EXPERIENCE IN MARKETING OR SELLING OUR PROPOSED PRODUCTS, THESE PRODUCTS MAY NEVER BE SUCCESSFUL

         Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product's success, which is dependent upon patients, physicians or third-party payers accepting the product.

         Our products may prove to be unsuccessful if various parties, including government health administration authorities, private health care insurers and other health care payers, such as health maintenance organizations and self-insured employee plans that determine reimbursement to the consumer, do not accept our products. We cannot assure you that reimbursement will be available at all or at levels sufficient to allow our marketing partners to achieve profitable price levels for our products. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products will be reduced.

BECAUSE WE WILL FACE INTENSE COMPETITION, THIS MAY LIMIT OUR ABILITY TO ACHIEVE PROFITABILITY

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

         Although we believe that our ownership of patents for our nasal delivery products will limit direct competition with these products, we must also compete with other promising technologies such as controlled release, target organ or site release, pumps, polymers, microemulsion, monoclonal antibodies, inhalation, ocular, liposomal, implants, transdermal passive and transdermal electrotransport. Our competitors may develop other products using these or other delivery alternatives that may be as or more effective than our products and proposed products. We may not be able to compete effectively with other commercially available products or drug delivery technologies.

IF WE HAVE A PROBLEM WITH OUR MANUFACTURING FACILITY, OR IF WE OR OUR SUPPLIERS FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS OR CONDUCT CLINICAL TRIALS

         We manufacture all of our products for clinical and commercial use at our principal manufacturing facility located in Hauppauge, New York. We must produce all of these products in compliance with federal and state regulations. These authorities also subject our facilities to inspection. In addition, some of our key suppliers, such as Roussel Corporation, SGD Pharma, CP Packaging and Pfeiffer of America, are also subject to regulatory compliance. If we have a problem at our manufacturing facility, or if we or our suppliers fail to comply with federal and state regulations or otherwise fail to perform our respective obligations in a timely fashion, these problems or failures could cause a delay in clinical trials or the supply of product to market. Any significant delay could also jeopardize our performance contracts with collaborative partners and result in material penalties to us.

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

IF THERE ARE UNFORESEEN OR UNKNOWN LIABILITIES IN CONNECTION WITH THE OPERATION OF OUR NEWLY ACQUIRED BUSINESS, ATOSSA, THESE LIABILITIES WILL REDUCE OUR WORKING CAPITAL, LIQUIDITY AND PROFITABILITY

         On August 8, 2000, we acquired Atossa HealthCare, Inc., a development stage company based in Washington state which is developing a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women's health care products.

         The total consideration we paid for Atossa -- 600,000 shares of our common stock with a market value of approximately $2.5 million -- was agreed upon between parties after extensive negotiations. The amount of consideration paid to Atossa was based exclusively on these negotiations. The consideration paid does not bear any relationship to the net book value of Atossa and may not necessarily bear any relationship to any other recognized measure of value.

         We anticipate that the continued development of the acquired technology from Atossa will cost approximately $16 million and will take approximately four and one-half years before the technology is developed into a commercially viable product, if ever. We intend to seek research collaborations to partially or fully fund these development costs. Successful commercialization of the acquired technology is subject to the same risks as are associated with our other research activities.

         Unforeseen and unknown liabilities may arise in connection with the ownership and operation of Atossa. Although we believe that the acquisition structure and due diligence we employed minimize the risk of pre-existing claims being successfully asserted against Nastech, it is possible that others will assert against us claims they originally had against Atossa and that these claims may result in material liabilities to us. The occurrence of any liability of this kind can reduce our working capital and liquidity and make us less profitable.

IF WE FAIL TO INTEGRATE OUR NEW CHIEF EXECUTIVE OFFICER AND THE NEWLY ACQUIRED BUSINESS, OR IF WE LOSE OUR KEY PERSONNEL, OR IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THEN WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR BUSINESS

         On August 8, 2000, we entered into an employment agreement with Steven
C. Quay, M.D., Ph.D. to replace Vincent D. Romeo, Ph.D., who died on May 1, 2000, as our President, Chief Executive Officer and Chairman of the Board. Our management team has changed and is supportive of Dr Quay's strategic goals and objectives. We cannot assure you that this team will perform well together. Because we depend upon the knowledge, experience and skills of our management and research and development personnel, our inability to successfully integrate this management team could impede our ability to execute our business plans on schedule. Our inability to successfully integrate and develop the technologies of Atossa could also reduce our profitability and inhibit future growth.

         In addition, losing Dr. Quay, or any key employee could also seriously harm our business. Although we generally execute employment agreements with key personnel, this is not a guarantee that we will be able to retain them or that we will be able to replace any of them if we lose their services for any reason. Competition for these managers is intense. In addition, the location of our facilities may limit the pool of technical talent available to us. We have employed many of our managers for several years. If we have to replace any of these individuals, we will not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain "key man" insurance policies on any of our managers.

WE EXPECT TO SELL SHARES OF OUR COMMON STOCK IN THE FUTURE, INCLUDING SHARES ISSUED UNDER THE EQUITY LINE OF CREDIT, AND THESE SALES MAY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS AND DEPRESS THE PRICE OF OUR COMMON STOCK

         As of December 31, 2000, there were 6,803,485 shares of common stock issued and outstanding, and there were outstanding options and warrants to purchase approximately 2,131,000 shares of our common stock. There are also 1,299,000 shares of common stock which are issuable under the equity line of credit and under the warrants which may be granted in the future to Castlebar and Jesup & Lamont. We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans. Lastly, subject to some restrictions in the equity line of credit agreement, we may issue up to 300,000 shares of our common stock to investors at a discount to market price without the consent of Castlebar.

         The issuance or even the potential issuance of shares under the equity line of credit, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, we may issue shares to Castlebar under the equity line of credit at a discount to the daily volume weighted average prices of our common stock during the 22 trading days after notification of a drawdown. This will further dilute the interests of other stockholders.

IF WE DRAW DOWN ON THE EQUITY LINE OF CREDIT WHEN SHARE PRICES ARE DECREASING, WE WILL NEED TO ISSUE MORE SHARES, WHICH WILL LEAD TO DILUTION AND POTENTIALLY FURTHER PRICE DECREASE

         As we sell shares of our common stock to Castlebar under the equity line of credit, and then Castlebar sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down on the equity line of credit as the price of our common stock decreases, we will need to issue more shares of our common stock for any given dollar amount that Castlebar invests, subject to the minimum selling price we specify. The more shares that we issue under the equity line of credit, the more diluted our shares will be and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

THE ANTI-TAKEOVER PROVISIONS OF OUR STOCKHOLDER RIGHTS PLAN MAY ENTRENCH MANAGEMENT, MAY DELAY OR PREVENT BENEFICIAL TAKEOVER BIDS BY THIRD PARTIES, AND MAY PREVENT OR FRUSTRATE ANY SHAREHOLDER ATTEMPT TO REPLACE OR REMOVE THE CURRENT MANAGEMENT EVEN IF THE SHAREHOLDERS CONSIDER IT BENEFICIAL TO DO SO

         We have a stockholder rights plan designed to protect our stockholders from coercive or unfair takeover tactics. Under the plan, we declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 17, 2000. Each preferred stock purchase right entitles the holder to purchase from Nastech 1/1000 of a share of Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of our common stock, then each holder of a preferred stock purchase right, other than the acquiring entity, will have the right to receive, upon exercise of the preferred stock purchase right, shares of Nastech common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

         The intent of the stockholder rights plan is to protect our stockholders' interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our shareholders. These provisions apply even if the offer may be considered beneficial by some stockholders. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for shareholders to replace management even if the shareholders consider it beneficial to do so.

ITEM 2 - PROPERTIES

         We lease approximately 28,000 square feet for our research and development (R&D) activities and 10,000 square feet for our manufacturing and corporate and administrative offices. The R&D site is in proximity to the corporate offices in Hauppauge, New York. The leases provide for minimum annual rent of approximately $319,000 which escalates to $410,000 in 2008 with our having an option to renew the R&D site lease for an additional five-year term at increased annual rental rates. The corporate office lease expires June 30, 2005 and the R&D site lease expires October 31, 2009. We are also responsible for all utilities, maintenance, security and property tax increases.

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


                                                                                  Low            High
                                                                                  ---            ----
2000
----

First Quarter...................................................................  $2.53         $8.38
Second Quarter..................................................................  $3.25         $5.88
Third Quarter...................................................................  $3.81         $7.50
Fourth Quarter..................................................................  $5.44         $8.97

1999
----

First Quarter...................................................................  $3.00         $6.25
Second Quarter..................................................................  $2.56         $3.63
Third Quarter...................................................................  $2.75         $4.44
Fourth Quarter..................................................................  $1.56         $3.63

         We believe that there are currently approximately 5,000 record holders of our common stock, including several brokerage firms holding shares in street name for beneficial owners.

DIVIDEND POLICY

         Since our inception, we have never paid or declared any cash dividends on our shares of common stock. However, in February 2000, we declared a dividend of one preferred stock purchase right for each share of common stock held of record on March 17, 2000, under a stockholder rights plan designed to protect stockholders from coercive or unfair takeover tactics. The preferred stock purchase rights are exercisable only when a person or group of affiliated persons accumulate or initiate a tender offer to purchase 15% or more of our common stock. Upon exercise, each preferred stock purchase right will entitle its holder, other than the acquirer and its affiliates, to purchase 1/1000 of a share of our Series A Junior Participating Preferred Stock at a price of $50 per 1/1000 of a preferred share. The terms of the rights plan and the dividend paid on March 17, 2000, are more fully set out in the rights plan incorporated by reference.

We have no current plans to pay any further dividends on our common stock and intend to retain earnings, if any, for working capital purposes. Any future decision to pay dividends on the common stock will depend upon our results of operations, capital requirements, the financial condition and other factors that the board of directors deems relevant.

ITEM 6 -         SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and notes thereto. The statement of operations data for the years ended December 31, 2000, 1999, 1998 and 1997, for the six months ended December 31, 1996 and the year ended June 30, 1996 and the balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 and June 30, 1996
are derived from the audited financial statements of the Company. The selected financial data for the year ended December 31, 1996 has been derived from unaudited financial statements of the Company which, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information for such period. The Company changed its year end from June 30 to December 31 commencing with the six month period ended December 31, 1996.

(In Thousands, Except Share and Per Share Data)

                                                                                                                SIX MONTHS
                                                                                                   YEAR ENDED     ENDED
                                                             YEAR ENDED DECEMBER 31                  JUNE 30    DECEMBER 31

STATEMENT OF OPERATIONS DATA:           2000(3)      1999        1998     1997(1)         1996        1996        1996
                                     --------------------------------------------------------------------------------------
                                                                                        (unaudited)
Revenues:
  Product sales................             $447       $325      $   516         $482        $---       $---       $---
  License fee, royalty and
    research income............            3,694      4,222        7,632        3,647       3,987       3,629      1,880
  Interest income..............              644      1,084        1,442        1,393         344         238        231
                                     --------------------------------------------------------------------------------------

Total revenues.................            4,785      5,631        9,590        5,522       4,331       3,867      2,111
                                     --------------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales........              358        268          589          454         ---       ---         ---
  Research and development.....            7,328      9,649        6,014        4,600       1,494       1,164      1,035
  Acquired in-process research
   and development.............            2,300        ---      -------          ---         ---        ---         ---
  Royalties....................            1,517      1,436        1,251        1,586       1,649       1,677        710
  Sales and marketing..........              825      1,051          875        1,723         169         128         76
  General and administrative...            2,148      1,577        1,737        1,705       1,073         780        643
                                     --------------------------------------------------------------------------------------

Total costs and expenses.......           14,476     13,981       10,466       10,068       4,385       3,749      2,464
                                     --------------------------------------------------------------------------------------
Income (loss) before provision
    for income taxes.........             (9,691)    (8,350)        (876)      (4,546)        (54)        118       (353)
Provision for income taxes.....              ---        ---          ---          ---          ---        ---        ---
                                     --------------------------------------------------------------------------------------
Net income (loss)..............          $(9,691)   $(8,350)       $(876)     $(4,546)       $(54)       $118      $(353)
                                     ======================================================================================
Net income (loss) per common             $(1.51)     $(1.32)       $(.14)       $(.76)      $(.01)       $.04      $(.08)
    share-basic................
Net income (loss) per common
    share-diluted..............          $(1.51)     $(1.32)       $(.14)       $(.76)      $(.01)       $.03      $(.08)
Average shares outstanding basic      6,436,526   6,335,112    6,296,019    5,978,121   3,706,529   3,221,447  4,191,600
Average shares outstanding diluted.
                                      6,436,526   6,335,112    6,296,019    5,978,121   3,706,529   4,297,536  4,191,600





                                                      DECEMBER 31
                                                                                                JUNE 30      DECEMBER 31
   BALANCE SHEET DATA:                   2000       1999      1998(2)     1997(2)     1996(2)     1996(2)         1996
     Working capital..............      $5,799    $12,912     $24,454    $24,206     $11,342      $7,469        $11,342
     Total assets.................      11,661     20,199      27,518     27,371      12,894       9,367         12,894
     Total stockholders' equity...       9,565     16,625      25,502     24,929      11,813       7,569         11,813


(1) During fiscal 1997, the Company begun making shipments of Nascobal(R) to Schwartz Pharma (see note 8 to the Company's financial statements.)

(2) During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. For the periods ended December 31, 1998 and 1996 and June 30, 1996, the Company received net proceeds of $1.4 million, $4.6 million, and $3.2 million, respectively, from the exercise of warrants from the fiscal year 1994 public offering of common stock and warrants.

(3) During Fiscal 2000, the Company acquired Atossa HealthCare in a transaction that was accounted for under the purchase method. In connection with the acquisition, the Company recognized a charge of $2.3 million for acquired in-process research and development.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve known and unknown risks and uncertainties that reflect our intentions, expectations or beliefs concerning future events. (See Item 1, "Risk Factors".)

         Nastech Pharmaceutical Company Inc. is a Formulation Science company and recognized as a leader in nasal drug delivery technology. Formulation Science is a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The technology is essential in designing an optimized, customizable dosage form and in delivering difficult protein and large molecule drugs that can currently only be delivered by injection.

         Historically, our core technology involves the research, development and manufacture of nasally administered prescription pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. We intend to broaden our focus on difficult to formulate drugs, primarily proteins and peptides, that are currently administered by injection.

         We receive licensing revenues on two commercial products - Stadol(R) NS(TM) and Nascobal(R). Stadol(R) NS(TM) is an opioid analgesic which is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by Bristol-Myers Squibb Co. (BMS) under an agreement that generates quarterly royalties to us. Unless the patent is extended, royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. This event, if it occurs, should adversely affect the recording of revenue and contribution to operations in the second half of year 2001.

         In 1997, Stadol(R) NS(TM) was classified as a Schedule IV substance by the federal government. "Schedules" are used by the federal government to classify certain narcotic prescription products depending on the potency and potential abuse liability. Schedule I narcotics require the greatest amount of control by manufacturers, distributors, physicians and others in various channels of distribution, including import and export restrictions, and Schedule V substances require the least amount of control. Prior to 1997, Stadol(R) NS(TM) had not been classified and had peak sales in 1996 of $112 million. After the classification of Stadol(R) NS(TM) as a Schedule IV substance in 1997, sales by BMS declined to $108 million in 1997, $86 million in 1998, and increased to approximately $100 million in 1999 and 2000. We believe that the classification of Stadol(R) NS(TM) as a Schedule IV substance, and the resulting increased controls and regulations imposed on BMS to prevent potential abuse liability, contributed to the downward trend in sales.

         In July 1997, we entered into an exclusive licensing agreement for Nascobal(R) in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. Under the agreement we received minimum royalties of $2 million in 1998 and retain global manufacturing rights. The minimum royalty expired in December 1998. Sales re-orders of Nascobal(R) in 1999 and 1998 were below expectations as a result of a marketing issue which required a change in the packaging configuration of the product. We shipped the new package configuration to Schwarz Pharma beginning in 1999.

         In December 1999, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by Nastech in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum beginning December 15, 2000. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement. We are currently seeking a marketing partner for this product.

         We intend to commit significant financial resources in the future to internally fund multiple research and development projects through early stage feasibility studies with the goal of achieving greater economic benefit from product sales. In addition, our future profitability is primarily affected by, among others, the success of product sales by our licensees, our investment and achievement of milestones in research and development programs, regulatory uncertainties with respect to our filings with the FDA, and the success of our financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, we anticipate operating losses in the foreseeable future.

RESULTS OF OPERATIONS

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues decreased by $846,000, or 15%, to $4.8 million primarily as a result of a decline in milestone payments on intranasal scopolamine from Schwarz Pharma and a reduction in interest income. Total revenues from Schwarz Pharma on scopolamine were $0 in 2000 and $750,000 in 1999. Total Nascobal(R) revenues were $907,000 in 2000 compared to $740,000 in 1999. Royalty income on sales of Nascobal(R) increased $45,000, or 11%, to $460,000 in 2000 as compared to $415,000 in 1999. Royalty income received from BMS on sales of Stadol NS increased $153,000, or 5%, to $3.1 million in 2000 as compared to $2.9 million in 1999.

         Total costs and expenses increased by $495,000 or 4%, to $14.5 million in 2000. The details of the increase follow:

         Research and development expense decreased by $2.3 million, or 24%, to $7.3 million as expenditures for late stage development in our clinical program for intranasal scopolamine decreased while we expanded earlier stage clinical development. These early stage studies were executed under less costly contracts with third parties, and certain activities were performed in-house. Included in the research and development expense in 1999 is the $250,000 paid to Schwarz Pharma for the reacquisition of the rights to intranasal scopolamine.

         In process research and development expense of $2.3 million is the result of the acquisition of Atossa HealthCare in August, 2000. In connection with this acquisition, we have recorded a charge of approximately $2.3 million in the accompanying consolidated statement of operations during the year ended December 31, 2000, based on our estimate of the fair value of the acquired in-process research and development (in process R&D). The in-process R&D was valued based on the income approach of the assets acquired. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included the stage of development of the test kit; future revenues based on royalties; growth rates for the test kit; product sales cycles; the estimated life to the test kit of 17 years from the date of introduction; an effective income tax rate of 40%; a probability of success factor of 20%; and a discount rate of 60% to reflect present value and the risk of developing the acquired technology into a commercially viable product.

         Royalties expense increased by $81,000, or 6%, to $1.5 million in 2000 as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement with UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing costs decreased by $226,000, or 22%, from 1999 primarily from a decrease in market research and staffing costs. General and administrative expense increased by $571,000, or 36%, to $2.1 million related primarily to compensation expense to the estate of our former Chief Executive Officer.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues decreased by $4.0 million, or 41%, to $5.6 million primarily as a result of a decline in product sales and royalty income of Nascobal(R) and milestone payments on intranasal scopolamine. Total revenues from Schwarz Pharma on Nascobal(R) were $740,000 in 1999 compared to $2.5 million in 1998. The revenue for the year ended December 31, 1998 included $2 million as a minimum royalty from Schwarz Pharma on Nascobal(R). Sales re-orders of Nascobal(R) were below expectation as a result of the marketing issue noted above. Accordingly, royalty income on sales of Nascobal(R) decreased $1.6 million, or 79%, to $415,000. Total milestone payments on scopolamine decreased $2.2 million or 75% to $750,000 in 1999. Royalty income received from BMS on sales of Stadol NS increased $374,000, or 15%, to $2.9 million in 1999.

         Total costs and expenses increased by $3.5 million or 34%, to $14 million in 1999. The details of the increase follow:

         Research and development expense increased by $3.6 million, or 60%, to $9.6 million primarily as a result of our clinical programs for intranasal scopolamine, morphine and apomorphine. Included in the increase is the $250,000 paid to Schwarz Pharma in connection to reacquiring the rights to intranasal scopolamine. In September 1998, we also entered into an operating lease for a larger R&D facility and intend to pursue additional internally funded projects in the future.

         Royalties expense increased by $185,000, or 15%, to $1.4 million in 1999as a result of the increase in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement with UKRF. Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

         Sales and marketing costs increased by $176,000 or 20% from 1998 and arises from an increase in market research and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, our liquidity included cash and cash equivalents of $6.3 million compared to cash and cash equivalents and short term investments of $14.6 million at December 31, 1999. Accounts, royalties and fee receivables at December 31, 2000 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

         We have an accumulated deficit of $30 million as of December 31, 2000. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

         We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

         As of December 31, 2000, we have $5.8 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expires in August 2001. The amount of royalties we will continue to receive, if any, after the patent expiry is uncertain. This event, if it occurs, could adversely affect the recording of revenue and contribution to operations in the second half of year 2001. We expect to raise additional capital in fiscal 2001 to fund our operations. As discussed in note 12, we entered into a equity line of credit that will allow us to issue during a 3-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. If we are unable to raise adequate working capital in 2001, we would be required to curtail or reduce our research and development efforts.

         In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. We believe that the funds that can be drawn down under the equity line will provide us with adequate working capital through at least December 31, 2001. In the event the equity line of credit does not provide us with adequate working capital due to a significant decline in the market price of our common stock, we may be required to curtail our research and development activities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued SFAS No. 137, deferring the required implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". We will adopt this SFAS in the first quarter of fiscal 2001. Implementation of this statement is not expected to have an affect on our financial position or results of operations.

ITEM 7A  -        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8  -            INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT ..................................................................................................21
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Consolidated Balance Sheets at December 31, 2000 and 1999 ...........................................................22
          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 ..........................23
          Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998 ................24
          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ..........................25
          Notes to Consolidated Financial Statements .....................................................................26 - 35

INDEPENDENT AUDITORS' REPORT









To the Board of Directors and Stockholders
   Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






                                                                    /s/ KPMG LLP




Melville, New York
February 2, 2001, except for
Note 16, which is as of
March 22, 2001

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     NASTECH PHARMACEUTICAL COMPANY INC.
     CONSOLIDATED BALANCE SHEETS
     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                              DECEMBER 31,                DECEMBER 31,
                                                                  2000                       1999
                                                            -----------------          -----------------
     ASSETS
     Current assets:
        Cash and cash equivalents........................   $           6,256           $        10,652
        Short-term investments...........................                  --                     3,986
        Accounts receivable..............................                  74                        25
        Royalties and fees receivable....................               1,201                     1,011
        Inventories......................................                 174                       279
        Prepaid expenses and sundry assets...............                 190                       533
                                                            -----------------           ---------------
               Total current assets......................               7,895                    16,486
                                                            -----------------           ---------------
     Property and equipment..............................               5,259                     4,666
        Less: Accumulated depreciation and
        amortization.....................................               1,694                       986
                                                            -----------------           ---------------
               Property and equipment, net...............               3,565                     3,680
                                                            -----------------           ---------------
     Goodwill, net.......................................                 147                        --
     Other assets........................................                  54                        33
                                                            -----------------           ---------------
               Total assets.............................    $          11,661           $        20,199
                                                            =================           ===============
     LIABILITIES AND STOCKHOLDERS'
     EQUITY
     Current liabilities:
        Accounts payable.................................   $             648           $         2,059
        Royalties payable................................                 487                       664
        Accrued expenses and sundry liabilities..........                 961                       851
                                                            -----------------           ---------------
               Total current liabilities.................               2,096                     3,574
                                                            -----------------           ---------------
     Commitments and Contingencies
     Stockholders'equity:
        Preferred stock, $.01 par value;
        authorized: 100,000 shares; issued
        and outstanding:
        none.............................................                  --                        --
        Common stock, $0.006 par value; authorized:
           25,000,000 shares; issued 6,880,485 and
           6,267,485 shares at December 31, 2000
           and 1999,
           respectively..................................                  41                        38
        Additional paid-in capital.......................              39,678                    37,050
        Accumulated deficit..............................             (30,003)                  (20,312)
                                                            -----------------           ---------------
                                                                        9,716                    16,776
        Less: Treasury stock, at cost, 77,000 shares                      151                       151
                                                            -----------------           ---------------
              Total stockholders'equity.................                9,565                    16,625
                                                            -----------------           ---------------
              Total liabilities and stockholders'
              equity....................................    $          11,661           $        20,199
                                                            =================           ===============

         See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                   YEARS ENDED
                                                                      DEC. 31,       DEC. 31,         DEC. 31,
                                                                        2000           1999             1998
                                                                   -------------  --------------  --------------
              Revenues:
                 Product sales...................................   $        447   $      325     $        516
                 License fee, royalty and research income........          3,694        4,222            7,632
                 Interest income.................................            644        1,084            1,442
                                                                    ------------   ----------     ------------
                    Total revenues...............................          4,785        5,631            9,590
                                                                    ------------   ----------     ------------
              Costs and expenses:
                 Cost of product sales...........................            358          268              589
                 Research and development........................          7,328        9,649            6,014
                 Acquired in-process research and development....          2,300          ---              ---
                 Royalties.......................................          1,517        1,436            1,251
                 Sales and marketing.............................            825        1,051              875
                 General and administrative......................          2,148        1,577            1,737
                                                                    ------------   ----------     ------------
                    Total costs and expenses.....................         14,476       13,981           10,466
                                                                    ------------   ----------     ------------
              Net loss...........................................   $     (9,691)  $   (8,350)    $       (876)
                                                                    ------------   ----------     ------------

              Net loss per common share-basic and diluted........   $      (1.51)  $    (1.32)    $       (.14)
                                                                    ------------   ----------     ------------

              Average shares outstanding-basic and diluted.......          6,437        6,335            6,296
                                                                    ------------   ----------     ------------





         See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON STOCK
                                              -------------------------
                                                                         ADDITIONAL                                    TOTAL
                                                 SHARES       AMOUNT      PAID-IN      ACCUMULATED    TREASURY      STOCKHOLDERS'
                                                                          CAPITAL        DEFICIT        STOCK          EQUITY
                                              ------------- -----------  ----------   -------------- ------------   -------------
BALANCE, DECEMBER 31, 1997 .................      6,101,020   $     37   $   35,978   $    (11,086)   $     ---    $     24,929
Shares issued in connection with
   exercise underwriter's warrants .........        270,000          1        1,402            ---          ---           1,403
Shares issued in connection with
   exercise of stock options ...............          6,000        ---           46            ---          ---              46
Fractional shares redeemed in connection
   with reverse stock split ................           (105)       ---          ---            ---          ---             ---
Net loss year ended December 31, 1998                   ---        ---          ---           (876)         ---            (876)
                                               ------------   --------   ----------   ------------    ---------    ------------
BALANCE, DECEMBER 31, 1998 .................      6,376,915   $     38   $   37,426   $    (11,962)   $     ---    $     25,502
Redemption of shares in connection
   with reverse/forward stock split ........       (110,736)       ---         (395)           ---          ---            (395)
Shares issued in connection with
   exercise of stock options ...............          5,000        ---           19            ---          ---              19
Acquisition of treasury stock ..............            ---        ---          ---            ---         (151)           (151)
Fractional shares redeemed in
   connection with reverse stock split......         (3,694)       ---          ---            ---          ---             ---
Net loss year ended December 31, 1999 ......            ---        ---          ---         (8,350)         ---          (8,350)
                                               ------------   --------   ----------   ------------    ---------    ------------
BALANCE, DECEMBER 31, 1999 .................      6,267,485   $     38   $   37,050   $    (20,312)   $    (151)   $     16,625
Common stock issued for acquisition of
    Atossa HealthCare, Inc .................        600,000          3        2,450            ---          ---           2,453
Value of warrants issued in connection
    with equity financing agreement ........            ---        ---          100            ---          ---             100
Compensation related to stock options ......            ---        ---           34            ---          ---              34
Shares issued in connection with exercise
    of stock option ........................         13,000        ---           44            ---          ---              44
Net loss year ended December 31, 2000                   ---        ---          ---         (9,691)         ---          (9,691)
                                               ------------   --------   ----------   ------------    ---------    ------------
BALANCE, DECEMBER 31, 2000 .................      6,880,485   $     41   $   39,678   $    (30,003)   $    (151)   $      9,565
                                               ============   ========   ==========   ============    =========    ============



          See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                   YEARS ENDED
                                              -------------------------------------------------

                                                DEC. 31,            DEC. 31,         DEC. 31,
                                                  2000                1999            1998
                                              -------------      -------------    -------------
OPERATING ACTIVITIES:
    Net loss ............................     $     (9,691)      $     (8,350)    $       (876)
      Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Acquired in-process research and
          development cost ..............            2,300                ---              ---
       Compensation related to stock
          options .......................               34                ---              ---
       Value of warrants issued in
          connection with equity
          financing agreement ...........              100                ---              ---
       Depreciation and amortization ....              732                384              300
   Changes in assets and liabilities:
      Accounts and other receivables ....             (239)             1,249           (1,348)
      Inventories .......................              105                111              (20)
      Prepaid expenses and other assets                322               (271)            (233)
      Accounts payable ..................           (1,411)             1,434             (872)
      Royalties payable .................             (177)                67              406
      Accrued expenses and sundry
          liabilities ...................               63                 57               40
                                              -------------      -------------    -------------
Net cash used in operating
   activities ...........................           (7,862)            (5,319)          (2,603)
                                              -------------      -------------    -------------

INVESTING ACTIVITIES:
   Property and equipment ...............            `(593)            (3,031)            (625)
   Short-term investments-acquisitions.                ---             (3,986)             ---
   Short-term investments-redemptions ...            3,986                ---              ---
    Cash received upon acquisition of
       Atossa HealthCare, Inc............               29                ---              ---
                                              -------------      -------------    -------------
Net cash provided by (used in) investing
   activities............................            3,422             (7,017)            (625)
                                              -------------      -------------    -------------
FINANCING ACTIVITIES:
   Redemption of common
   shares ...............................              ---               (395)             ---
   Acquisition of treasury stock ........              ---               (151)             ---
   Exercise of stock options.............               44                 19               46
   Exercise of warrants..................              ---                ---            1,403
                                              -------------      -------------    -------------
Net cash provided by (used in) financing
   activities...............................            44               (527)           1,449
                                              -------------      -------------    -------------
Net decrease in cash and cash equivalents.          (4,396)           (12,863)          (1,779)
Cash and cash equivalents--beginning.....           10,652             23,515           25,294
                                              -------------      -------------    -------------
Cash and cash equivalents--ending.........    $      6,256       $     10,652     $     23,515
                                              =============      =============    =============







          See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2000

NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION

         Business

         Historically, our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

         We have an accumulated deficit of $30.0 million as of December 31, 2000. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners (note 8) and, to a lesser extent, from sales of manufactured product.

         We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

         As of December 31, 2000, we have $5.8 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expires in August 2001. The amount of royalties we will continue to receive, if any, after the patent expiry is uncertain. This event, if it occurs, could adversely affect the recording of revenue and contribution to operations in the second half of year 2001. We expect to raise additional capital in fiscal 2001 to fund our operations. As discussed in note 12, we entered into a equity line of credit that will allow us to issue during a 3-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. If we are unable to raise adequate working capital in 2001, we would be required to curtail or reduce our research and development efforts.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

         Principles of Consolidation

         The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and its wholly-owned subsidiary, Atossa HealthCare, Inc. All intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments of highly-rated investment grade commercial paper with maturities of three months or less when purchased. At December 31, 2000 and 1999, cash equivalents totaled $6.3 million and $10.6 million, respectively.

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

         Patents

         The cost of acquired patents is capitalized and amortized over the remaining legal life of the patents at acquisition or their useful life, whichever is shorter. Legal costs and fees related to patent applications developed by us are charged to expense as incurred.

         Property and Equipment

         Property and equipment are carried at cost and depreciated using straight-line and accelerated methods over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are charged to expense as incurred.

         Revenue Recognition

         We have entered into various collaborative arrangements and licensing contracts with other pharmaceutical companies. Under these arrangements and contracts, we generally recognize income from royalties based upon the sale of licensed products as reported by licensees. Upfront payments are generally recognized over the term of the license agreements. We have not, however, received any upfront payments from licensees during the three years ended December 31, 2000. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the license agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and are recognized upon completion of a milestone activity. A substantial portion of our revenues are derived from licensing agreements with Bristol-Myers Squibb and Schwarz Pharma, Inc. Revenue from sale of Nascobal is recognized at the time of shipment.

         On December 31, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that upfront fees, even if non-refundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101B, which amends the implementation date for SAB No. 101, required registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. There was no impact on our financial position or results of operations as a result of adopting the provisions of SAB No. 101.

         Net Loss per Common Share

         Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of employee stock options and warrants totaling 2,130,745, 1,239,512 and 1,054,750 at December 31, 2000, 1999 and 1998, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.

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

         Long-Lived Assets

         We review our long-lived assets (property and equipment and goodwill) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

         Stock-Based Compensation

         We account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Effective July 1, 1996, we adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the disclosure of pro forma net income and earnings per share as if we adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (see Note 9).

         Comprehensive Income

         Effective January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Our operations did not give rise to items includible in comprehensive income, which were not already included in net income. Accordingly, our comprehensive income is the same as our net income for all periods presented.

         Fair Value Financial Instruments

         We consider the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments have short-term maturities.

         Derivative Instruments and Hedging Activities

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, which will be adopted by us in the first quarter of fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Implementation of this statement is not expected to have a material impact on our financial position or results of operations.

NOTE 3 -- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                  DECEMBER 31,
                                                                             2000              1999
                                                                          ------------      ------------
                                                                                 (In thousands)
                              Furniture and fixtures..................... $    372          $    335
                              Machinery and equipment....................    2,243             2,027
                              Computer equipment.........................      392               316
                              Leasehold improvements.....................    2,252             1,988
                                                                          --------          --------
                                                                             5,259             4,666

                              Less accumulated depreciation
                               and amortization..........................    1,694               986
                                                                          --------          --------
                              Net property and equipment................. $  3,565          $  3,680
                                                                          ========          ========


NOTE 4 -- ACCRUED EXPENSES

         Accrued expenses at December 31, 2000 and 1999 are comprised of (in thousands):

                                                     2000              1999
                                                 ------------    --------------
Accrued payroll and employee benefits            $      211       $        330

Deferred rent payable                                   263                184

Amount due to former shareholders (Note 5)              140                ---

Accrued expenses                                        347                337
                                                 ----------       ------------
                                                 $      961       $        851
                                                 ==========       ============

NOTE 5 -- STOCKHOLDERS' EQUITY

         In connection with a public offering of common stock in 1997, we issued to the representatives of the underwriters warrants to purchase in the aggregate up to 69,000 shares of Common Stock (the "Representatives' Warrants") at an exercise price per share equal to 120% of the public offering price per share. The Representatives' Warrants are exercisable for a period of four years commencing January 24, 1998. The holders of the Representatives' Warrants will have no voting, dividend or other stockholder rights until the Representatives' Warrants are exercised. We granted the representatives certain registration rights related to the Representatives' Warrants.

         In connection with a public offering of common stock and warrants in 1994, underwriter's warrants were exercised during 1998 resulting in proceeds to us of $1,403,000.

         In July 1999, our shareholders approved a 1:100 reverse split of our common stock followed immediately by a 100:1 forward split. We effectuated these transactions on August 17, 1999. The purpose of these transactions is to enable a redemption of odd-lot shares and reduce certain annual administrative costs. As of December 31, 2000, we have redeemed 110,736 of such shares at a cost of $395,000 and subsequently retired these shares. We also acquired 77,000 shares of our common stock in 1999 at an aggregate cost of $151,000. These shares are being held as treasury stock.

         We are authorized to issue up to 100,000 shares of preferred stock, the designations, powers, preferences and rights of which may be determined, from time to time, by our Board of Directors.

         We have a stockholder rights plan designed to protect our stockholders from coercive or unfair takeover tactics. Under the plan, we declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 17, 2000. Each preferred stock purchase right entitles the holder to purchase from us 1/1000 of a share of Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of our common stock, then each holder of a preferred stock purchase right, other than the acquiring entity, will have the right to receive, upon exercise of the preferred stock purchase right, shares of our common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

NOTE 6 -- STOCK OPTION PLAN

         Under our stock option plans we are authorized to grant options to purchase a maximum of 2,500,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) to our employees, officers and directors and other persons who provide us services. The options to be granted under the Plan are designated as either incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options.

         The plans provide that options granted thereunder shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Incentive Stock Option Plan, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. The plans are administered by our Board of Directors.

         In August 1998, our Board of Directors approved a stock option exchange program in which it offered all holders the right to exchange their options for the same number of new options with a lower exercise price but with a modified term of vesting. All outstanding options (786,350) with an exercise price greater than $5.63 per share were eligible for this program and were exchanged during 1998. No charge was recorded to earnings as the new exercise price was in excess of the market value on the date of the exchange.

         Data relating to these plans are as follows:

                                                    Year Ended                  Year Ended                Year Ended
                                                  Dec. 31, 2000               Dec. 31, 1999              Dec. 31, 1998
                                             -------------------------   -------------------------  ------------------------
                                                            Weighted                    Weighted                  Weighted
                                                            Average                     Average                   Average
                                                            Exercise                    Exercise                  Exercise
                                               Shares        Price         Shares        Price        Shares        Price
                                             -------------------------------------------------------------------------------
Outstanding at beginning of period           1,170,512       $4.84        985,750        $5.49       878,150        $10.47

Granted                                      1,163,300        6.79        429,050         3.29       903,650          5.91

Exercised                                      (13,000)       3.37         (5,000)        3.72        (6,000)         7.73

Expired                                       (103,000)       5.08        (25,000)        3.72            --            --

Canceled                                      (135,000)       5.12             --           --      (786,350)        11.18

Terminated                                     (70,567)       3.26       (214,288)        3.92        (3,700)         9.96
                                             ---------                  ---------                   --------
Outstanding at end of period                 2,012,245        6.00      1,170,512         4.84       985,750          5.49
                                             =========                  =========                   ========

The following table summarizes additional information on our stock options outstanding at December 31, 2000:


          Options Outstanding                                                           Options Exercisable
          --------------------------------------------------------------------------    -----------------------------------


                                                Weighted-average      Weighted-                           Weighted-average
              Range of            Number           remaining           average               Number         exercisable
           exercise prices     outstanding      contractual life    exercise price        exercisable          price
          --------------------------------------------------------------------------    -----------------------------------
          $  1.94  -  $  3.63         173,450                3.20             $2.82              127,488             $2.16

          $  4.09  -  $  5.13         849,800                3.96             $4.40              310,000             $1.74

          $  5.50  -  $  8.75         688,995                2.70             $5.72              610,617             $4.99

          $12.00   -  $ 15.00         300,000                4.58            $13.00               ---                  ---
                                    ---------                                          -----------------
                       Totals       2,012,245                                                  1,048,105
                                    =========                                          =================


NOTE 7 -- INCOME TAXES

         Our net deferred tax assets as of December 31, 2000 and 1999, are estimated as follows (in thousands) :

                                                                                    2000              1999
                      Deferred tax assets:
                          Net operating loss carryforwards..................       $ 10,496           $ 7,798
                          Federal and State tax credits.....................          1,416             1,106
                          Depreciation......................................            384               263
                          Other.............................................            249               131
                                                                                   --------           -------
                               Total deferred tax assets  ..................       $ 12,545           $ 9,298
                          Valuation allowance...............................        (12,545)           (9,298)
                                                                                   --------           -------
                          Net deferred taxes ...............................            ---              ---
                                                                                   ========           =======

         A valuation allowance for 2000 and 1999 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

         At December 31, 2000, we have available net operating loss carryforwards for Federal and State income tax reporting purposes of approximately $25,400,000, and have available Federal and State tax credits of approximately $1,400,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2001 through 2020. Our ability to use such net operating loss and Federal and State tax credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

NOTE 8 -- COMMITMENTS

(a) Employment Agreements and Accrued Compensation

         Certain of our officers have employment agreements that provide base compensation and annual incentive compensation. Our Chief Executive Officer, Dr. Steven C. Quay, the founder of Atossa Healthcare, has an employment agreement expiring August 8, 2003, from which he receives base compensation of $300,000 per year, and annual incentive compensation of up to $50,000 based on the achievement of certain business objectives of the Company.

         In connection with the employment agreement, Dr. Quay was issued 600,000 stock options at exercise prices at or above market, which vest over a three year period.

(b) Leases:

         We lease space for our research and development activities under a lease expiring October 31, 2009 and lease office and manufacturing space under a lease expiring on June 30, 2005. The lease for the research and development facility has a 5 year renewal option. The following is a schedule of future minimum lease payments (in thousands):

                     2001.......................................    $    319
                     2002.......................................         333
                     2003.......................................         361
                     2004.......................................         391
                     2005.......................................         373
                     Thereafter.................................       1,478
                                                                    --------
                             Total..............................    $  3,255
                                                                    ========


         Rental expense for the aforementioned spaces aggregated approximately $381,000, $418,000, and $173,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE 9 -- CONTRACTUAL AGREEMENTS

         In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay us a royalty based on the net sales of such product (the "BMS Agreement"). We must pay a percentage of these royalties to the University of Kentucky Research Foundation ("UKRF") under our separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate. The nasal Butorphanol Tartrate patent expires in the year 2001 in the United States, subject to any right of extension or renewal. In December 1991, the FDA granted marketing clearance to BMS for this product, which is marketed by BMS as Stadol NS and quarterly royalty payments to us by BMS are continuing. During 1997, Stadol NS was classified by the FDA as a Schedule IV substance under the Controlled Substances Act which has negatively affected sales by BMS and royalties to us.

         In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal(R) (Cyanocobalamin, USP) Gel in the U.S. We retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz Pharma. Pursuant to the agreement we will receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal(R). The minimum royalty payment in 1998 was $2 million, and the royalty rate in each subsequent year is based in part, upon sales volume. The minimum royalty expired in December 1998. We also receive revenues from the sale of Nascobal to Schwarz Pharma. Aggregate sales and royalty payments amounted to $907,000 in 2000, $740,000 in 1999 and $2.5 million in 1998. The term of the agreement is for the later of 15 years or the expiration of the applicable patent which expires in 2005.

         In December 1997, we exclusively licensed to Schwarz Pharma the right to market our intranasal scopolamine gel in the U.S. Under the terms of the agreement, we were to receive royalty and manufacturing payments from Schwarz Pharma. In addition, Schwarz Pharma made research milestone payments to us of $3,750,000 through December 1999 of which $750,000 and $3,000,000 was recognized in the years ended December 31, 1999 and 1998, respectively,

         In December 1999, we reacquired the marketing rights to intranasal scopolamine from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma, which has been reflected as research and development expense for the year ended December 31, 1999. We also agreed to pay one-half of any future consideration received from the sale or license of intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum beginning December 2000. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 2000.

         In September 1997, we entered into an agreement with Meda AB of Goteborg, Sweden ("Meda"), giving Meda the exclusive right to market Nascobal(R) in Sweden, Denmark, Norway and Finland. Pursuant to the agreement, we will receive revenue from the sale of Nascobal(R) to Meda and a license fee upon the occurrence of certain regulatory approvals and commercial events in the Nordic countries.

         In July 1998, we entered into an agreement with Cambridge Laboratories ("Cambridge"), giving Cambridge the exclusive right to market Nascobal(R) in several European countries, Australia and New Zealand. Pursuant to the agreement, we will receive revenue from the sale of Nascobal(R) to Cambridge.

         Our two largest customers accounted for 97%, 98% and 99% of total revenues, excluding interest, in 2000, 1999 and 1998 respectively. These revenues by customer were $3.1 million and $907,000 in 2000, $2.9 million and $1.5 million in 1999, and $5.5 million and $2.6 million in 1998. No other customer accounted for more than 10% of revenues, excluding interest.

NOTE 10 -- STOCK-BASED COMPENSATION

         The per share weighted average fair value of stock options granted during the years ended December 31, 2000, 1999, and 1998 was $2.32, $1.50 and $3.82 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                                      YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                     DEC. 31, 2000      DEC. 31, 1999       DEC. 31, 1998
                                                     -------------      -------------       -------------
                     Expected dividend yield              0%                 0%                   0%
                     Risk free interest rate             5.0%               6.0%                4.75%
                     Expected stock volatility            71%                53%                 63%
                     Expected option life               5 years            5 years             5 years


         We apply APB Opinion No. 25 in accounting for our stock options and, accordingly, no compensation cost (except in 2000 with the amount of $34,000 for options granted below market value - See Note 13), has been recognized in the financial statements for our stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our net loss would have been reported as the pro forma amounts indicated below:


                                                 YEAR ENDED          YEAR ENDED            YEAR ENDED
                                               DEC. 31, 2000       DEC. 31, 1999          DEC. 31, 1998
                                              -----------------   -----------------    --------------------
                                                        (In thousands, except per share amounts)
                      Net loss:
                         As reported...... $        (9,691)    $      (8,350)       $          (876)
                         Pro forma........         (10,435)           (9,011)                (2,322)

                      Net loss per share:
                         As reported......           (1.51)            (1.32)                  (.14)
                         Pro forma........           (1.62)            (1.42)                  (.37)


         Pro forma net income reflects only options granted subsequent to July 1, 1995, the date we adopted SFAS No. 123. Accordingly, the pro forma amounts above do not reflect the full impact of calculating pro forma income since cost of options issued prior to June 30, 1995, which would be amortized over the five year vesting period of the options, was not considered.

NOTE 11 -- RELATED PARTY TRANSACTIONS

         In 1999, we agreed to provide split-dollar life insurance for our former Chairman of the Board of Directors in consideration for services rendered and in lieu of cash remuneration. Over a 10-year period we will pay $397,000 in premiums. At the end of 15 years, the premiums are to be repaid to us; such repayment being secured by our collateral interest in the insurance policy. For the years ended December 31, 2000 and 1999 respectively, we recognized $22,000 and $24,000 of expense related to this policy.

         A member of the Board of Directors provided legal services to us in 2000. Fees earned by this director were $118,000. Another member of our Board is involved with an affiliated company that provided certain business development services for us. This firm earned $10,000 in service fees in 2000.

NOTE 12 -- ACQUISITION OF ATOSSA HEALTHCARE, INC.

                  On August 8, 2000 we acquired Atossa HealthCare, Inc. ("Atossa") for 600,000 shares of our common stock having a fair value of $2,453,000. Atossa is developing a proprietary platform of diagnostics and therapeutics related to women's healthcare. Atossa's research and development efforts had been focused principally on the development of a non-invasive diagnostic test for the early detection of breast cancer (the "test kit"). We incurred professional fees of approximately $43,000 resulting in a total acquisition cost of approximately $2.5 million. The acquisition was accounted for under the purchase method of accounting. The only tangible asset acquired in the acquisition of Atossa was $29,000 in cash. The balance of the acquisition cost was allocated to the cost of acquired in-process research and development of $2.3 million and goodwill of $171,000. The goodwill will be amortized on a straight-line basis over a three-year period.

                  Atossa commenced operations in November 1999 and had limited activity in calendar year 1999. Our unaudited pro forma results for the year ended December 31, 2000 assuming the merger occurred on January 1, 2000 are as follows (in thousands):


                                                   Year Ended
                                               December 31, 2000
                                               -----------------
                Net revenues                  $          4,785

                Net loss                      $        (10,180)

                Basic and diluted
                loss per share                $          (1.50)

                Weighted average
                shares outstanding                       6,798

                  In connection with this acquisition, we have recorded a charge of approximately $2.3 million in the accompanying consolidated statement of operations during the year ended December 31, 2000, based on our estimate of the fair value of the acquired in-process research and development (in process R&D). The in-process R&D was valued based on the income approach of the assets acquired. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included the stage of development of the test kit; future revenues based on royalties; growth rates for the test kit; product sales cycles; the estimated life to the test kit of 17 years from the date of introduction; an effective income tax rate of 40%; a probability of success factor of 20%; and a discount rate of 60% to reflect present value and the risk of developing the acquired technology into a commercially viable product.

                  In connection with the acquisition, we entered into an employment agreement with Dr. Steven C. Quay. (See Note 8 - Commitments)

NOTE 13  -- EQUITY FINANCING AGREEMENT

         On July 11, 2000, we obtained an equity line of credit from an investor pursuant to which we may, at our discretion, issue during a 3-year term up to
1.2 million shares of our common stock to the investor at prices that are discounted from the fair market value on the date of issuance. At our discretion, we may request a draw down under the equity line of credit, with a minimum amount to be drawn down at any one time equal to $250,000 worth of common stock, and the maximum amount determined at the time of the draw down request using a formula in the equity line of credit agreement. At the closing, we issued to the investor and the placement agent a total of 49,500 warrants to purchase our common stock at $5.53 per share and another total of 49,500 warrants may be issued to the same parties in connection with the issuance of common stock related to future utilization of the equity line of credit. The value of the initial warrants issued is $100,000 which have been recorded in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000. We also incurred professional fees expense of $133,000 in connection with the equity line of credit. The cost of the warrants and the professional fees associated with the equity line of credit have been expensed as we are not obligated to draw down any funds under the facility. The equity line of credit agreement limits our ability to sell our securities to third parties at a discount to the market price except in certain situations including an underwritten registered public offering, collaborative transactions, and private placements for no more than 300,000 common shares. (See Note 16).

NOTE 14  -- MANAGEMENT

         In May 2000, the Company's President and Chief Executive Officer died. We have incurred approximately $284,000 of contractual obligations, which have been paid to the estate of the deceased CEO, including $34,000 as a result of accelerating the vesting of certain stock options, and recorded this amount in general and administrative expenses in the year ended December 31, 2000.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE DATA)


FISCAL 2000 QUARTER ENDED                        DECEMBER 31         SEPTEMBER 30           JUNE 30                 MARCH 31
Product Sales                                 $           75      $           163      $              125       $               84
License fee, royalty and research income               1,209                  997                     690                      798
Interest income                                          126                  152                     165                      201
                                              --------------      ---------------      ------------------       ------------------
       Total revenues                                  1,410                1,312                     980                    1,083
Gross Margin from product sales                            3                   40                      31                       15
Net loss                                              (1,269)              (3,996)                 (2,252)                  (2,174)
Loss per share - Basic and diluted            $        (0.19)     $         (0.61)     $            (0.36)      $            (0.35)



FISCAL 1999 QUARTER ENDED                       DECEMBER  31        SEPTEMBER 30              JUNE 30             MARCH 31
Product Sales                                 $           69      $           86       $          137        $          33
License fee, royalty and research income                 941                 942                  987                1,352
Interest income                                          246                 263                  277                  298
                                              --------------      --------------       --------------        -------------
       Total revenues                                  1,256               1,291                1,401                1,683
Gross margin from product sales                           11                  15                   24                    6
Net loss                                              (2,752)             (1,945)              (1,418)              (2,235)
Loss per share - Basic and diluted            $        (0.44)     $        (0.31)      $        (0.22)       $       (0.35)



NOTE 16  -- SUBSEQUENT EVENT
On March 22, 2001, we raised approximately $4 million in net proceeds through a private placement of approximately 860,000 shares of our common stock to a group of investors. In connection with the private placement, we also issued to the investors warrants to purchase 420,000 shares of our common stock at an exercise price of $6.34 per share. The warrants are exercisable for a period of 5 years commencing March 2001. The capital will be used to fund ongoing research and development and working capital.

As a condition to the private placement, and in accordance with the equity line of credit agreement, the Company received a waiver from the investor with respect to the condition restricting private placements at a discount to the market price for no more than 300,000 common shares.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10  -            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and senior employees of the Company are as follows:

                NAME                                      AGE         POSITION
                ----                                      ---         --------
                Dr. Steven C. Quay                       50           President, Chairman and Chief Executive Officer

                Andrew P. Zinzi                          54           Chief Financial Officer

                Devin N. Wenig                           34           Director

                Joel Girsky                              61           Director, Treasurer

                Bruce R. Thaw                            48           Director

                Grant W. Denison, Jr                     51           Director

                Dr. Ian R. Ferrier                       57           Director

                Alvin Katz                               71           Director

                John V. Pollock                          62           Director

                Carol Wenig                              56           Secretary


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

         Dr.Steven C. Quay. Dr. Quay has been employed by the Company since August 2000 as the Company's Chairman, President and Chief Executive Officer. In 1999, Dr. Quay founded and was Chairman, President and CEO of Atossa Healthcare, Inc., which focused on the development of a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women's health care products. Atossa was acquired by Nastech in August 2000. In 1991, Dr. Quay founded SONUS Pharmaceuticals, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology, where he served as Chief Executive Officer, President and a director until June 1999. In 1984, Dr. Quay founded Salutar, Inc. to develop contrast agents for magnetic resonance imaging. Two pharmaceuticals, OmniScan(R) and TeslaScan(R), were invented by Dr. Quay at Salutar and are now FDA-approved for sale in the United States and other countries. Dr. Quay has authored more than 100 papers in diagnostic imaging, oncology and biochemistry and has received 40 US patents. Dr. Quay is a member of numerous professional societies, including the American Medical Association, the American Society for Biochemistry and Molecular biology, the Society of Magnetic Resonance in Medicine, the American Society for Echocardiology, and the American Institute for Ultrasound Medicine. Dr. Quay graduated from the University of Michigan Medical School, where he received an M.D., M.A. and Ph.D. in Biological Chemistry in 1974 and 1975, respectively. Dr. Quay did post-graduate work in the chemistry department at the Massachusetts Institute of Technology, and received his residency training at the Massachusetts General Hospital, Harvard Medical School. From 1980 to 1986 he was a faculty member at Stanford University School of Medicine.

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

         Bruce R. Thaw. Mr. Thaw has been a Director of the Company since June, 1991. Mr. Thaw is currently the President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. From 1984 to the present Mr. Thaw has served as general counsel to the Company. Mr. Thaw is also a director of SafeNet, Inc., a publicly traded company that designs, manufactures and markets computer network security systems and products, and Amtech Systems, Inc., a publicly traded company engaged in the semi-conductor equipment industry.

         Devin N. Wenig. Mr. Wenig served as Chairman of the Board of Directors of the Company from June 1991 to March 1999 and currently serves as a Director. Wenig was appointed President, Reuters Information in January 2001. Reuters Information is the global division of Reuters that extends from full service information and software applications to internet solutions serving the financial services industry and their clients (1999 Revenue of $2.3 billion). Prior to this role, Mr. Wenig served as Managing Director of Marketing, Reuters Information, Executive Vice President of Marketing, Reuters America, and Senior Vice President of Business Development, Reuters America. He joined Reuters in 1993 as Corporate Counsel, Reuters America. Mr. Wenig serves as a Director of a number of Reuters' subsidiaries and portfolio companies, including Aether Systems, Inc., Multex.com, Intralinks, Inc., Loan Pricing Corporation, and Sila Communications. Before joining the Reuters organization, Mr. Wenig worked with the firm of Cravath, Swaine and Moore as a Mergers and Acquisitions attorney. There he managed several of their largest global transactions, including leveraged buyouts, hostile transactions and cross-border mergers. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

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

         Alvin Katz. Mr. Katz was appointed to the Board of Directors of the Company in September 1993. Since 1981, he has served as an adjunct professor (retired) of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the computer chip manufacturing business; BCT International, Inc., a franchisor of thermo graphic printing plants; Micron Instruments Inc., a manufacturer of infrared temperature measuring instruments; Ozo Diversified Inc., a manufacturer of depaneling equipment for the computer chip manufacturing industry; and Blimpie International, Inc., which is engaged in fast food franchising. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y. -- Baruch School.

         John V. Pollock. Mr. Pollock was appointed to the Company's Board of Directors in September 1993. From 1991 to the present, Mr. Pollock has served as a director of Frank E. Basil, Inc., a worldwide provider of facilities maintenance, engineering and operations management services. Mr. Pollock also serves as a consultant to the partners of Basil Properties and has served as the President of Nastech-Basil International, Inc., a joint venture between Basil Properties and the Company, which was dissolved in 1993. From 1975 to 1991, Mr. Pollock was a senior banking executive in the Washington, D.C. area, serving as President and Chief Executive Officer of Dominion Bank of Washington and the John Hanson Savings Bank.

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

                                     PART IV

ITEM 14 -         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
   2.1            Equity Line of Credit Agreement dated July 11, 2000, between
                  Registrant and Castlebar Enterprises Limited (Filed as
                  Exhibit 2.1 to the Company's Registration Statement on
                  Form S-2 (Commission File No. 333-45264) dated September 6,
                  2000, and incorporated herein by reference)

   2.1(A)         Waiver Letter dated January 3, 2001, from Castlebar
                  Enterprises Limited to the Registrant regarding Section 2.1
                  (f) (ii) of the Equity Line of Credit Agreement. (Filed as
                  Exhibit 2.1 (A) to the Company's Registration Statement on
                  Form S-2 (Commission File No. 333-45264) dated January 12,
                  2001, as amended, and incorporated herein by reference)

   2.2            Registration Rights Agreement dated July 11, 2000, between
                  Registrant and Castlebar Enterprises Limited. (Filed as
                  Exhibit 2.2 to the Company's Registration Statement on Form
                  S-2 (Commission File No.333-45264) dated September 6, 2000, and incorporated herein by reference)

   2.3            Escrow Agreement dated as of July 11, 2000, among Registrant,
                  Castlebar Enterprises Limited and Epstein Becker & Green,
                  P.C. (Filed as Exhibit 2.3 to the Company's Registration
                  Statement on Form S-2 (Commission File No.333-45264) dated
                  September 6, 2000, and incorporated herein by reference)

   2.4            Stock Purchase Warrant dated July 11, 2000, issued to
                  Castlebar Enterprises Limited (Filed as Exhibit 2.4 to the
                  Company's Registration Statement on Form S-2 (Commission
                  File No. 333-45264) dated September 6, 2000, and incorporated herein by reference)

   2.5            Stock Purchase Warrant dated July 11, 2000, issued to Jesup &
                  Lamont Securities Corporation (Filed as Exhibit 2.5 to the
                  Company's Registration Statement on Form S-2 dated September
                  6, 2000, and incorporated herein by reference)

   2.6            Agreement and Plan of Reorganization dated as of August 8,
                  2000, among Registrant, Atossa Acquisition Corporation, a
                  Delaware corporation and wholly-owned subsidiary of Registrant, and Atossa HealthCare, Inc. (Filed as Exhibit 2.6 to Registrant's Current Report on Form 8-K (Commission File
                  No. 0-13789) dated August 8, 2000, and incorporated herein by reference)

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

   4.2            Registration Rights Agreement dated July 11, 2000, between
                  Registrant and Castlebar Enterprises Limited (filed as
                  Exhibit 2.2)

   4.3 Rights Agreement dated February 22, 2000 between Registrant and American Stock Transfer & Trust Registrant as Rights
                  Agent. (Filed as Exhibit 1 to Registrant's Current Report on
                  Form 8-K (Commission File No. 0-13789) dated August 8, 2000, and incorporated herein by reference). The Rights Agreement includes the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock as Exhibit A, the form of
                  Rights Certificate as Exhibit B, and the Summary of Rights as
                  Exhibit C thereto.

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

         10.21    Employment Agreement with Andrew P. Zinzi. (Filed as Exhibit
                  10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-13789), and incorporated herein by reference).

         10.22    Termination and Release Agreement with Schwarz Pharma, Inc.
                  (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999
                  (Commission File No. 000-137789), and incorporated herein by reference)

         10.23    Employment Agreement with Steven C. Quay, M.D., Ph.D., dated
                  August 8,  2000. (Filed as Exhibit 10.1 to the Registrant's
                  Current Report on Form 8-K dated August 8, 2000 (Commission
                  File No. 000-13789), and incorporated herein by reference)

         21.1     Subsidary of Nastech Pharmaceutical Company Inc.

         23.1     Consent of Independent Auditors'

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on __________________, 2001.

                             NASTECH PHARMACEUTICAL COMPANY INC.


                                     By:
                                         ---------------
                                         Steven C. Quay, M.D., Ph.D.
                                         President, Chief Executive Officer and
                                         Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities on _________________, 2001.


                  Signature                                     Title
                  ---------                                     -----


                                                President, Chief Executive Officer and Chairman of the Board
--------------------------------------------   Officer (Principal Executive Officer)
Steven C. Quay, M.D., Ph.D.


                                                Chief Financial Officer
--------------------------------------------   (Principal Financial and Accounting Officer)
Andrew Zinzi


                                                Director
--------------------------------------------
Devin N. Wenig


                                                Director
--------------------------------------------
Bruce R. Thaw


                                                Director
--------------------------------------------
Grant W. Denison


                                                Director
--------------------------------------------
Dr. Ian R. Ferrier


                                                Director
--------------------------------------------
Joel Girsky


                                                Director
--------------------------------------------
Alvin Katz


                                                Director
--------------------------------------------
John V. Pollock