Form 10-Q
period 2001-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2001-05-14
CIK 737207

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

                     FOR THE QUARTER ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 0-13789




                     NASTECH PHARMACEUTICAL COMPANY INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                       11-2658569
     (State or other jurisdiction of              (I.R.S. Employer Identification No.)
     incorporation or organization)

  45 ADAMS AVENUE, HAUPPAUGE, NEW YORK                            11788
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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



              DATE                            CLASS                   SHARES OUTSTANDING
            03/31/01                Common stock - $.006 par               7,701,726
                                              value

===============================================================================

                     NASTECH PHARMACEUTICAL COMPANY INC.
                              TABLE OF CONTENTS




                        PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS                                                               Page
  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000...........1
  Consolidated Statements of Operations for the three months ended March 31, 2001
  (unaudited) and 2000 (unaudited).............................................................2
  Consolidated Statements of Stockholders' Equity  for the three months ended March 31, 2001
  (unaudited)  and the year ended December 31,2000.............................................3
  Consolidated Statements of Cash Flows for the three months ended March 31, 2001
  (unaudited) and 2000 (unaudited).............................................................4
  Notes to Consolidated Financial Statements  ...............................................5-6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................................7-8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................9



                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................................10

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................................10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................................10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................10

ITEM 5 - OTHER INFORMATION....................................................................10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................................10

         SIGNATURES...........................................................................11

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                     NASTECH PHARMACEUTICAL COMPANY INC.
                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             MARCH 31,     DECEMBER 31,
                                                               2001           2000
                                                           -------------- -------------
                                                            (UNAUDITED)
ASSETS

Current assets:

   Cash and cash equivalents.............................  $       8,727  $      6,256

   Accounts receivable...................................             37            74

   Royalties and fees receivable.........................            780         1,201

   Inventories...........................................            159           174

   Prepaid expenses and other assets.....................            295           190
                                                           -------------- -------------
        Total current assets.............................          9,998         7,895
                                                           -------------- -------------
Property and equipment...................................          5,310         5,259

   Less: Accumulated depreciation and amortization.......          1,891         1,694
                                                           -------------- -------------
        Property and equipment, net......................          3,419         3,565
                                                           -------------- -------------
Goodwill, net............................................            133           147
                                                           -------------- -------------
Other assets.............................................             74            54
                                                           -------------- -------------
        Total assets.....................................  $      13,624  $     11,661
                                                           ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable......................................  $         538  $        648

   Royalties payable.....................................            747           487

   Accrued expenses and sundry liabilities...............            912           961
                                                           -------------- -------------
        Total current liabilities........................          2,197         2,096
                                                           -------------- -------------

Commitments and Contingencies

Stockholders' equity:

   Preferred stock, $.01 par value; authorized: 100,000
     shares; issued and outstanding: none                            ---

   Common stock, $0.006 par value; authorized: 25,000,000
     shares; issued: 7,754,721 shares and 6,880,485
     shares at March 31, 2001 and December 31, 2000,
     respectively .......................................             47            41

   Additional paid-in capital............................         43,800        39,678

   Accumulated deficit...................................        (32,318)      (30,003)
                                                           -------------- -------------
                                                                  11,529         9,716


   Less:  Treasury stock, at cost, 52,999 and 77,000                 102           151
     shares at March 31, 2001 and December 31, 2000,
     respectively........................................
                                                           -------------- -------------
           Total stockholders' equity....................         11,427         9,565
                                                           -------------- -------------
           Total liabilities and stockholders' equity....  $      13,624  $    $11,661
                                                           ============== =============



         See accompanying notes to consolidated financial statements.

                         NASTECH PHARMACEUTICAL COMPANY INC.

                              STATEMENTS OF OPERATIONS

                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------
                                                         2001             2000*
                                                   ----------------- -----------------
Revenues:

   Revenues from manufactured product..........    $            153  $            183

   License fee and royalty income .............                 564               699

   Interest income.............................                  88               201
                                                   ----------------- -----------------
   Total revenues..............................                 805             1,083
                                                   ----------------- -----------------

 Costs and expenses:

   Cost of product sales.......................                 105                69

   Research and development....................               2,026             2,128

   Royalties...................................                 260               345

   Sales and marketing.........................                 226               260

   General and administrative..................                 503               455
                                                   ----------------- -----------------
     Total costs and expenses..................               3,120             3,257
                                                   ----------------- -----------------

 Net loss......................................    $         (2,315) $         (2,174)
                                                   ================= =================



 Net loss per common share-basic and diluted...    $          (0.33) $          (0.35)
                                                   ================= =================



 Average shares outstanding-basic and diluted..               6,921             6,190
                                                   ================= =================



*Reclassified






         See accompanying notes to consolidated financial statements.

                      NASTECH PHARMACEUTICAL COMPANY INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       COMMON STOCK     ADDITIONAL                               TOTAL
                                                  --------------------    PAID-IN    ACCUMULATED  TREASURY    STOCKHOLDERS'
                                                    SHARES     AMOUNT     CAPITAL     DEFICIT       STOCK       EQUITY
                                                  ----------- -------- ------------ -----------  ----------- ------------
BALANCE, DECEMBER 31, 1999...................       6,267,485 $     38 $     37,050 $  (20,312)        (151) $     16,625

Common stock issued for acquisition
  of Atossa HealthCare, Inc..................         600,000        3        2,450         ---          ---        2,453

Value of warrants issued in connection
  with equity financing agreement............             ---      ---          100         ---          ---          100

Compensation related to stock options........             ---      ---           34         ---          ---           34

Shares issued in connection with
  exercise of stock options..................          13,000      ---           44         ---          ---           44

Net loss year ended December 31, 2000........             ---      ---          ---     (9,691)          ---      (9,691)
                                                  ----------- -------- ------------ -----------  ----------- ------------
BALANCE, DECEMBER 31, 2000...................       6,880,485 $     41 $     39,678 $  (30,003)  $     (151) $      9,565

Private placement of common shares
  and warrants...............................         860,124        6        3,893         ---          --- $      3,899

Shares issued in connection with
  exercise of stock options..................          14,112      ---          104         ---           49 $        153

Compensation related to stock options........             ---      ---          125         ---          --- $        125

Net loss three months ended March 31, 2001...             ---      ---          --- $   (2,315)          --- $    (2,315)
                                                  ----------- -------- ------------ -----------  ----------- ------------
BALANCE, MARCH 31, 2001 (UNAUDITED)                 7,754,721 $     47 $     43,800 $  (32,318)  $     (102) $     11,427
                                                  =========== ======== ============ ===========  =========== ============









         See accompanying notes to consolidated financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                        2001          2000
                                                                     ------------  -----------
OPERATING ACTIVITIES:

 Net loss..........................................................  $    (2,315)  $   (2,174)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Compensation related to stock options                                   125          ---
     Depreciation and amortization.................................          211          177
 Changes in assets and liabilities:
     Accounts and other receivables................................          458          131
     Inventories...................................................           15           17
     Prepaid expenses and other assets.............................         (125)         (35)
     Accounts payable..............................................         (110)      (1,300)
     Royalties payable.............................................          260         (319)
     Accrued expenses and sundry liabilities.......................          (49)         (62)
                                                                     ------------  -----------
Net cash used in operating activities..............................       (1,530)      (3,565)
                                                                     ------------  -----------

INVESTING ACTIVITIES:

   Property and equipment..........................................          (51)        (353)
   Short-term investments-redemptions..............................          ---        3,986
                                                                     ------------  -----------
        Net cash provided by (used in) investing activities                  (51)       3,633
                                                                     ------------  -----------

FINANCING ACTIVITIES:

   Private placement of common shares                                      3,899          ---
   Exercise of stock options.......................................          153          ---
                                                                     ------------  -----------
Net cash provided by financing activities..........................        4,052          ---
                                                                     ------------  -----------
Net increase in cash and cash equivalents..........................        2,471           68
Cash and cash equivalents-beginning................................        6,256       10,652
                                                                     ------------  -----------
Cash and cash equivalents-ending...................................  $     8,727   $   10,720
                                                                     ============  ===========






               See accompanying notes to financial statements.

                     NASTECH PHARMACEUTICAL COMPANY INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - GENERAL

        The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2000, included in the Company's 2000 annual report filed on Form 10-K. The consolidated financial statements include the financial statements of Nastech and its wholly owned subsidiary, Atossa HealthCare Inc. All intercompany balances and transactions have been eliminated in consolidation.

        The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended March 31, 2001are not necessarily indicative of the results for a full year.

        During the first quarter of 2001, the company changed its presentation of revenue received under its license agreement with Schwarz Pharma on Nascobal. Revenue from the sale of Nascobal to Schwarz Pharma and royalties from Schwarz Pharma's sale of the product are reflected as "revenues from manufactured product" in the accompanying consolidated statements of operations. Previously, Nascobal royalty income was included in "license fee and royalty income" and sales of Nascobal were included in "product sales". Prior year amounts have been reclassified to reflect the new classification.

NOTE 2 - BUSINESS

        Historically, our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

        We have an accumulated deficit of $32.0 million as of March 31, 2001. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

        We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

        As of March 31, 2001 we have $7.8 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expires in August 2001. The amount of royalties we will continue to receive, if any, after the patent expiry is uncertain. This event, if it occurs, should adversely affect the recording of revenue and contribution to operations in the second half of year 2001. In March 2001, we raised approximately $4 million in net proceeds through a private placement as discussed in Note 5 below. In July 2000, we entered into a equity line of credit that will allow us to issue during a 3-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. We believe that the funds that can be drawn down under the equity line of credit and the funds provided in connection with the private placement will provide us with adequate working capital through at least December 31, 2001. In the event they do not provide us with adequate working capital, we would be required to curtail or reduce our research and development efforts.

NOTE 3 - NET LOSS PER COMMON SHARE

        Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The diluted loss per common share presented excludes the common stock equivalents (stock options and warrants), since such inclusion in the computation would be anti-dilutive.

        The effect of employee stock options and warrants totaling 2,685,998 and 1,229,800 at March 31, 2001 and 2000, respectively, were not included in the net loss per share calculation because their effect would have been anti-dilutive.

NOTE 4 - INCOME TAXES

        At March 31, 2001, we have available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $27.7 million and research and development credit carryforwards for federal income tax reporting purposes of approximately $1.4million which are available to offset future taxable income, if any. These carryforwards expire beginning in 2001 through 2020. A valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized In addition, our ability to use such net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of The Internal Revenue Code.

NOTE 5 - PRIVATE PLACEMENT OF SHARES OF COMMON STOCK AND WARRANTS

        On March 22, 2001, we raised approximately $4 million in net proceeds through a private placement of 860,124 shares of our common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 503,172 shares of our common stock at an exercise price of $6.34 per share. The warrants are exercisable for a period of 5 years commencing March 2001. The capital will be used to fund ongoing research and development and working capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to: (i) the Company's ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) the Company's ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company's ability to attract and/or maintain its key officers and employees and manufacturing, sales, distribution and marketing partners, (iv) the Company's ability to develop and commercialize its products before its competitors, and (v) the Company's ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to the Company's research and development program. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including those factors discussed under the caption "Risk Factors" in the Company's most recent Annual Report on Form 10-K.

        RESULTS OF OPERATIONS

           Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

        Revenues decreased by $278,000, or 26%, to $805,000 primarily as a result of a decline in royalties received from BMS and a reduction in interest income. Total revenues from Schwarz Pharma on Nascobal(R) were $153,000 in 2001 compared to $183,000 in 2000. Shipments of Nascobal(R) to Schwarz decreased $47,000, or 56%, as a result of the write-off of finished goods associated with a production batch failing product release standards. Royalty income received from BMS on sales of Stadol NS decreased $160,000, or 23%, to $531,000, in 2001 as compared to $691,000 in 2000. Royalties from BMS are scheduled to terminate at time of patent expiry in August 2001. Unless the patent is extended, the recording of revenue and contribution to operations should be adversely affected in the second half of year 2001.

        Total costs and expenses decreased by $137,000, or 4%, to $3.1 million in 2001. The details of the decrease follow:

        Research and development expense decreased by $100,000, or 5%, to $2 million arising primarily from the timing of services and related costs of projects in development.

        Cost of product sales increased $36,000, or 52%, as a result of the write off of costs associated with a production batch failing product release standards.

        Royalties expense decreased by $85,000, or 25%, to $260,000 in 2001 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to University of Kentucky Research Foundation (UKRF) under a separate agreement with UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

        Sales and marketing costs decreased by $34,000 or 13% from 2000 primarily from a decrease in market research and staffing costs. General and administrative expense increased by $48,000, or 11%, to $503,000 primarily from consulting services and amortization of goodwill.

        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001 our liquidity included cash and cash equivalents of $8.7 million, and we have an accumulated deficit of $32 million. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

        As of March 31, 2001, we have $7.8 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expires in August 2001. The amount of royalties we will continue to receive, if any, after the patent expiry is uncertain. This event, if it occurs, should adversely affect the recording of revenue and contribution to operations in the second half of year 2001.

        In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance.

        In March 2001, we raised approximately $4 million in net proceeds through a private placement of 860,124 shares of our common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 503,172 shares of our common stock at an exercise price of $6.34 per share.

        We believe that the funds that can be drawn down under the equity line and the funds provided in connection with the private placement will provide us with adequate working capital through at least December 31, 2001. In the event they do not provide us with adequate working capital, we may be required to curtail or reduce our research and development activities.

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Company's cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly-rated investment grade commercial paper. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                         PART II - OTHER INFORMATION



        ITEM 1 - LEGAL PROCEEDINGS
                None


        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

               The Company filed Form S-3 with the SEC in connection with registration of shares and warrants under its recent private placement.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                 None

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

        ITEM 5 - OTHER INFORMATION

                 None

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                 None

        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York..

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