Form 10-Q
period 2001-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2001-08-13
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

45 Adams Avenue, Hauppuage, New York	11788

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 273-0101

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

Yes [ x ]      No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

06/30/01	Common stock —$ .006 par value	7,894,127

NASTECH PHARMACEUTICAL COMPANY INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	Page

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2001	2000
ASSETS
	(unaudited)
Current assets:

Cash and cash equivalents	$7,599	$6,256

Account receivable	86	74

Royalties and fees receivable	672	1,201

Inventories	145	174

Prepaid expenses and other assets	96	190

Total current assets	8,598	7,895

Property and equipment	5,324	5,259

Less: Accumulated depreciation and amortization	2,088	1,694

Property and equipment, net	3,236	3,565

Goodwill, net	119	147

Other assets	75	54

Total assets	$12,028	$11,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$730	$648

Royalties payable	193	487

Accrued expenses and sundry liabilities	943	961

Total current liabilities	1,866	2,096

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; authorized: 100,000 shares; issued and outstanding: none	—

Common stock, $0.006 par value; authorized: 25,000,000 shares; issued: 7,940,292 shares at June 30, 2001 and 6,880,485 shares at December 31, 2000, respectively	48	41

Additional paid-in capital	44,584	39,678

Accumulated deficit	(34,381)	(30,003)

	10,251	9,716

Less: Treasury stock, at cost, 46,165 and 77,000 shares at June 30, 2001 and December 31, 2000, respectively	89	151

Total stockholders’ equity	10,162	9,565

Total liabilities and stockholders’ equity	$12,028	$11,661

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000*	2001	2000*

Revenues:

Revenues from manufactured product	$475	$431	$322	$249

License fee and royalty income	995	1,266	431	566

Interest income	188	366	100	165

Total revenues	1,658	2,063	853	980

Costs and expenses:

Cost of product sales	225	163	120	94

Research and development	3,849	4,132	1,823	2,004

Royalties	453	608	193	263

Sales and marketing	435	484	209	224

General and administrative	1,074	1,102	571	647

Total costs and expenses	6,036	6,489	2,916	3,232

Net loss	$(4,378)	$(4,426)	$(2,063)	$(2,252)

Net loss per common share-basic and diluted	$(.59)	$(.71)	$(.26)	$(.36)

Average shares outstanding-basic and diluted	7,362	6,194	7,797	6,199

*Reclassified

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2001 (unaudited) and
For the Year Ended December 31, 2000
(In Thousands, Except Share Data)

			Additional			Total
	Common stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 1999	6,267,485	$38	$37,050	$(20,312)	$(151)	$16,625

Common Stock issued for acquisition of Atossa HealthCare, Inc.	600,000	3	2,450	—	—	2,453

Value of warrants issued in connection with equity financing agreement	—	—	100	0	0	100

Compensation related to stock options		—	34	—	—	34

Shares issued in connection with exercise of stock options	13,000	—	44	—	—	44

Net loss year ended December 31, 2000	—	—	—	(9,691)	0	(9,691)

Balance, December 31, 2000	6,880,485	$41	$39,678	$(30,003)	$(151)	$9,565

Private placement of common shares and warrants (unaudited)	1,017,361	7	4,542	0	0	4,549

Compensation related to stock options (unaudited)	—	—	145	—	—	145

Shares issued in connection with exercise of stock options (unaudited)	42,446	—	219	—	62	281

Net loss six months ended June 30, 2001 (unaudited)	—	—	—	(4,378)	—	(4,378)

Balance, June 30, 2001 (unaudited)	7,940,292	$48	$44,584	$(34,381)	$(89)	$10,162

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended

	June 30,

	2001	2000

Operating activities:

Net loss	$(4,378)	$(4,426)

Adjustments to reconcile net loss to net cash used in operating activities:

Compensation related to stock options	145	34

Depreciation and amortization	422	360

Changes in assets and liabilities:

Accounts and other receivables	517	347

Inventories	29	42

Prepaid expenses and other assets	73	358

Accounts payable	82	(1,001)

Royalties payable	(294)	(394)

Accrued expenses and sundry liabilities	(18)	210

Net cash used in operating activities	(3,422)	(4,470)

Investing activities:

Property and equipment	(65)	(472)

Short-term investments-redemptions	—	3,986

Net cash provided by (used in) investing activities	(65)	3,514

Financing activities:

Private placement of common shares	4,549	—

Cost related to equity financing	—	(75)

Exercise of stock options	281	33

Net cash provided by (used in) financing activities	4,830	(42)

Net increase (decrease) in cash and cash equivalents	1,343	(998)

Cash and cash equivalents – beginning	6,256	10,652

Cash and cash equivalents – ending	$7,599	$9,654

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

      The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2000, included in the Company’s 2000 annual report filed on Form 10-K. The consolidated financial statements include the financial statements of Nastech and its wholly owned subsidiary, Atossa HealthCare Inc. All intercompany balances and transactions have been eliminated in consolidation.

      The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

      In 2001, we changed our presentation of revenue received under our license agreement with Schwarz Pharma on Nascobal. Revenue from the sale of Nascobal to Schwarz Pharma and royalties from Schwarz Pharma’s sale of the product are reflected as “revenues from manufactured product” in the accompanying consolidated statements of operations. Previously, Nascobal royalty income was included in “license fee and royalty income” and sales of Nascobal were included in “product sales”. Prior year amounts have been reclassified to reflect the new classification.

Note 2 – Business

      Historically, our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

      We have an accumulated deficit of $34.4 million as of June 30, 2001. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

      We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

      As of June 30, 2001 we have $6.7 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expires in August 2001. We will not receive any royalties after the patent expiry. This event should adversely affect the recording of revenue and contribution to operations in the second half of year 2001. In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement as discussed in Note 4 below. In July 2000, we entered into an equity line of credit that will allow us to issue during a 3-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. We believe that our current cash position and the funds that can be drawn down under the equity line of credit will provide us with adequate working capital through at least March 31, 2002. In the event they do not provide us with adequate working capital, we would be required to curtail or reduce our research and development efforts.

Note 3 – Net Loss per Common Share

      Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 2.8 million and 1.3 million at June 30, 2001 and 2000, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 – Private Placement of Shares of Common Stock and Warrants

      In March and May 2001, we raised a total of approximately $4.5 million in net proceeds through a private placement of approximately one million shares of our common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share. The warrants are exercisable for a period of five years. The capital will be used to fund ongoing research and development and working capital.

Note 5 – Stock Option Plans

      On May 2, 2001, the Board of Directors increased the lives of the option awards granted to Board Members upon separation from the Board of Directors from 90 days to 24 months but not beyond the original life of the options. The modification to the vesting caused a new measurement date for the options which resulted in an incremental intrinsic value of $231,000. A charge will be recognized if a separation event occurs. Since no Board Member terminated their service to the Company, no charge was recorded for the three and six month periods ended June 30, 2001. In addition, no charge will be incurred if the options expire or if the Board Members exercise their options before they terminate their services.

Note 6 – RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are currently assessing the adoption of SFAS 141 and SFAS 142. We amortize approximately $14,000 per quarter of goodwill.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULT OF OPERATIONS

      Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to: (i) the Company’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) the Company’s ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company’s ability to attract and/or maintain its key officers and employees and manufacturing, sales, distribution and marketing partners, (iv) the Company’s ability to develop and commercialize its products before its competitors, and (v) the Company’s ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to the Company’s research and development program. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenues decreased by $405,000, or 20%, to $1.7 million primarily as a result of a decline in royalty income from BMS on sales of Stadol®NS™, which decreased $320,000, or 26%, to $929,000. Total revenues from Schwarz Pharma on Nascobal® were $475,000, an increase of 9%, compared to $431,000 in 2000.

      Total costs and expenses decreased by $453,000, or 7%, to $6.0 million in 2001. The decrease arises primarily from:

      Cost of product sales increased by $62,000, or 38% to $225,000, as a result of increased units sold and the write-off of costs associated with a production batch failing product release standards.

      Research and development expense decreased by $283,000, or 6.9% to $3.8 million primarily as a result of a reduction in operating expenses and the Company’s clinical program in the prior year for intranasal scopolamine, offset to some degree by increased costs associated with multiple non-clinical and clinical research and development programs.

      Royalty expense decreased by $155,000, or 25%, to $453,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

      Sales and marketing costs decreased $49,000, or 10%, to $435,000 primarily from a decrease in market research costs.

      General and administrative expense decreased $28,000, or 3%, to $1.1 million principally as a result of the $284,000 of compensation expense incurred in conjunction with the contractual obligations with the estate of the deceased CEO in the prior year, offset by severance to former officers of the Company and amortization of goodwill in the current period.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Revenues decreased by $127,000 or 13%, to $853,000 primarily as a result of a decline in royalty income from BMS on sales of Stadol NS, which declined $160,000, or 29%, to $398,000. Total revenues from Schwarz Pharma on Nascobal® were $322,000,an increase of 29%, compared to $249,000 in 2000.

      Total costs and expenses decreased by $316,000, or 10%, to $2.9 million in 2001. The decrease arises primarily from:

      Research and development expense decreased by $181,000, or 9%, to $1.8 million primarily as a result of decreased operating expenses offset by increased costs associated with multiple development programs.

      Royalty expense decreased by $70,000, or 27%, to $193,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

      General and administrative expense decreased $76,000, or 12%, to $571,000 principally as a result of the $284,000 of compensation expense incurred in conjunction with the contractual obligations with the estate of the deceased CEO in the prior year, offset primarily by severance to a former officer of the Company and amortization of goodwill in the current period.

Liquidity and Capital Resources

      At June 30, 2001, our liquidity included cash and cash equivalents of $7.6 million compared to $6.3 million at December 31, 2000. We have an accumulated deficit of $34 million and expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product. Account, royalties and fee receivables at June 30, 2001 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

      At June 30, 2001, we have $6.7 million of working capital. In the past, we received significant royalties for Stadol NS. The patent on Stadol NS expires in August 2001 and royalties on Stadol NS will cease at that time. We expect that this event should adversely affect the recording of revenue and contribution to operations in the second half of year 2001.

      In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance.

      In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement of approximately one million shares of common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share.

      We believe that our current cash position and the funds that can be drawn down under the equity line will provide us with adequate working capital through at least March 31, 2002. In the event they do not provide us with adequate working capital, we may be required to curtail or reduce our research and development activities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly-rated investment grade commercial paper and money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

                  None

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The Company filed Form S-3 with the SEC in connection with registration of additional shares and warrants under its private placement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  In June 2001, the shareholders of the Company approved the following proposals:

                  1) Election of eight (8) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed; and

                  2) Appointment of KPMG LLP as the Company’s independent auditors for the year ending
                       December 31, 2001.

ITEM 5 – OTHER INFORMATION

                  None

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10:13: Employment agreement of Andrew Zinzi, the Company’s Chief Financial Officer. Reports on Form 8-K: none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on August 13, 2001.

Nastech Pharmaceutical Company Inc.

By: /s/Steven C. Quay, M.D., Ph.D. Steven C. Quay, M.D., Ph.D.

By: /s/ Andrew Zinzi Andrew Zinzi Chief Financial Officer (Principal Financial and Accounting Officer)