Form 10-Q
period 2001-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2001-10-29
CIK 737207

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

                    For the Quarter Ended September 30, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
    Title of each class                                 on which registered
    -------------------                               -----------------------
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

                             Yes |X|        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date                     Class                            Shares Outstanding

09/30/01          Common stock - $ .006 par value             8,054,676
================================================================================

                       NASTECH PHARMACEUTICAL COMPANY INC.
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATMENTS                                                Page
                                                                            ----
  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
  and December 31, 2000 ...................................................  1
  Consolidated Statements of Operations for the nine months and three months ended September 30, 2001 (unaudited) and 2000 (unaudited) ........  2
  Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2001 (unaudited)  and the year ended
  December 31, 2000 .......................................................  3
  Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2001 (unaudited) and 2000 (unaudited) .....................  4
  Notes to Financial Statements ...........................................  5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................  8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 10

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ................................................ 11
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS ........................ 11
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .................................. 11
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 11
ITEM 5 - OTHER INFORMATION ................................................ 11
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................. 11
         SIGNATURES ....................................................... 12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       NASTECH PHARMACEUTICAL COMPANY INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                          September 30,      December 31,
                                                                              2001              2000
                                                                         --------------    --------------
ASSETS                                                                    (unaudited)
Current assets:
   Cash and cash equivalents .........................................   $        7,149    $        6,256
   Account receivable ................................................               87                74
   Royalties and fees receivable .....................................              287             1,201
   Inventories .......................................................              123               174
   Prepaid expenses and other assets .................................              522               190
                                                                         --------------    --------------
   Total current assets ..............................................            8,168             7,895
                                                                         --------------    --------------
Property and equipment ...............................................            5,357             5,259
   Less: Accumulated depreciation and amortization ...................            2,286             1,694
                                                                         --------------    --------------
   Property and equipment, net .......................................            3,071             3,565
                                                                         --------------    --------------
Goodwill, net ........................................................              104               147
Other assets .........................................................               75                54
                                                                         --------------    --------------
              Total assets ...........................................   $       11,418    $       11,661
                                                                         ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................   $          694    $          648
   Royalties payable .................................................              217               487
   Accrued expenses and sundry liabilities ...........................              881               961
                                                                         --------------    --------------
              Total current liabilities ..............................            1,792             2,096
                                                                         --------------    --------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 100,000 shares; issued and outstanding: none
   Common stock, $0.006 par value; authorized: 25,000,000 shares;
     issued 8,095,440 and 6,880,485 shares at September 30, 2001 and
     December 31, 2000, respectively .................................               49                41
   Additional paid-in capital ........................................           45,864            39,678
   Accumulated deficit ...............................................          (36,209)          (30,003)
                                                                         --------------    --------------
                                                                                  9,704             9,716
   Less: Treasury stock, at cost, 40,764 and 77,000 shares at
     September 30, 2001 and December 31, 2000, respectively ..........               78               151
                                                                         --------------    --------------
         Total stockholders' equity ..................................            9,626             9,565
                                                                         --------------    --------------
         Total liabilities and stockholders' equity ..................   $       11,418    $       11,661
                                                                         ==============    ==============

           See accompanying notes to consolidated financial statements

                       NASTECH PHARMACEUTICAL COMPANY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                   Nine Months Eneded September 30,   Three Months Eneded September 30,
                                                   --------------------------------   ---------------------------------
                                                         2001          2000 *              2001          2000 *
                                                       --------       --------           --------       --------

Revenues:
   Revenues from manufactured product ...........      $    693       $    723           $    218       $    292
   License fee and royalty income ...............         1,586          2,134                591            868
   Interest income ..............................           257            518                 69            152
                                                       --------       --------           --------       --------
       Total revenues ...........................         2,536          3,375                878          1,312
                                                       --------       --------           --------       --------
Costs and expenses:
   Cost of product sales ........................           335            286                110            123
   Research and development .....................         5,540          5,876              1,691          1,744
   In-process research and development ..........            --          2,300                 --          2,300
   Royalties ....................................           477          1,031                 24            423
   Sales and marketing ..........................           687            566                252             82
   General and administrative ...................         1,703          1,738                626            636
                                                       --------       --------           --------       --------
       Total costs and expenses .................         8,742         11,797              2,703          5,308
                                                       --------       --------           --------       --------
Net loss ........................................      $ (6,206)      $ (8,422)          $ (1,825)      $ (3,996)
                                                       ========       ========           ========       ========
Net loss per common share-basic and diluted .....      $  (0.82)      $  (1.33)          $  (0.23)      $   (.61)
                                                       ========       ========           ========       ========
Average shares outstanding-basic and diluted ....         7,582          6,314              8,016          6,553
                                                       ========       ========           ========       ========

* Reclassified (see Note 1)

           See accompanying notes to consolidated financial statements

                       NASTECH PHARMACEUTICAL COMPANY INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Nine Months Ended September 30, 2001 (unaudited) and
                      For the Year Ended December 31, 2000
                        (In Thousands, Except Share Data)

                                                       Common Stock      Additional                               Total
                                                  ---------------------    Paid-in    Accumulated   Treasury   Stockholders'
                                                   Shares      Amount      Capital      Deficit       Stock       Equity
                                                  ---------   ---------  ----------   -----------   ---------  -------------
Balance, December 31, 1999 ....................   6,267,485   $      38   $  37,050    $ (20,312)   $    (151)   $  16,625
Common stock issued for acquisition of
     Atossa HealthCare, Inc. ..................     600,000           3       2,450           --           --        2,453
Value of warrants issued in connection
     with equity financing agreement ..........          --          --         100           --           --          100
Compensation related to stock options .........          --          --          34           --           --           34
Shares issued in connection with
     exercise of stock options ................      13,000          --          44           --           --           44
Net loss for year ended
    December 31, 2000..........................          --          --          --       (9,691)          --       (9,691)
                                                  ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 2000 ....................   6,880,485   $      41   $  39,678    $ (30,003)   $    (151)   $   9,565
                                                  ---------   ---------   ---------    ---------    ---------    ---------
Private placement of common shares
     and warrants (unaudited) .................   1,017,361           7       4,542           --           --        4,549
Value of warrants issued in connection
     with financing agreement
     (unaudited)...............................                                 449                                    449
Compensation related to stock options
     (unaudited)...............................          --          --         145           --           --          145
Shares issued in connection with
     exercise of stock options and
     warrants (unaudited) .....................     197,594           1       1,050           --           73        1,124
Net loss nine months ended
     September 30, 2001 (unaudited) ...........          --          --          --       (6,206)          --       (6,206)
                                                  ---------   ---------   ---------    ---------    ---------    ---------
Balance, September 30, 2001
(unaudited) ...................................   8,095,440   $      49   $  45,864    $ (36,209)   $     (78)   $   9,626
                                                  =========   =========   =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                       NASTECH PHARMACEUTICAL COMPANY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                Nine Months Eneded September 30,
                                                                --------------------------------
                                                                      2001            2000
                                                                ---------------  ---------------
Operating activities:
    Net loss .................................................      $ (6,206)      $ (8,422)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .........................           636            555
       Compensation related to stock options .................           145             34
       Acquired in-process research and development cost .....            --          2,300
       Value of warrants issued in connection with equity
           financing agreement ...............................            --            100
    Changes in assets and liabilities, net of effects of
    acquisition:
       Accounts and other receivables ........................           901              2
       Inventories ...........................................            51             75
       Prepaid expenses and other assets .....................           117            317
       Accounts payable ......................................            46         (1,021)
       Royalties payable .....................................          (270)          (242)
       Accrued expenses and sundry liabilities ...............           (80)            30
                                                                    --------       --------
Net cash used in operating activities ........................        (4,660)        (6,272)
                                                                    --------       --------
Investing activities:
    Property, equipment and other assets .....................          (120)          (539)
    Cash received upon acquisition of Atossa HealthCare ......            --             29
    Proceeds from sale of short-term investments .............            --          3,986
                                                                    --------       --------
Net cash provided by (used in) investing activities ..........          (120)         3,476
                                                                    --------       --------
Financing activities:
    Private placement of common shares .......................         4,549             --
    Exercise of stock options and warrants ...................         1,124             40
                                                                    --------       --------
Net cash provided by financing activities ....................         5,673             40
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents .........           893         (2,756)
Cash and cash equivalents - beginning ........................         6,256         10,652
                                                                    --------       --------
Cash and cash equivalents - ending ...........................      $  7,149       $  7,896
                                                                    --------       --------
Non-cash activities:
Value of warrants in connection with equity
  financing agreement                                               $    449             --
                                                                    ========       ========

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

      The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

      We have an accumulated deficit of $36.2 million as of September 30, 2001. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

      We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

      As of September 30, 2001 we have $6.4 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The patent on Stadol NS expired in August 2001 which has resulted in the discontinuance of royalties for Stadol NS in the United States which will have an adverse effect on revenues and contribution to operations in the second half of year 2001. In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement as discussed in Note 5 below. In July 2000, we entered into an equity line of credit that will allow us to issue during a 3-year term up to
1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. We believe that our current cash position, the funds derived from the private placement as described in Note 9, and the funds that can be drawn down under the equity line of credit will provide us with adequate working capital through at least March 31, 2003. In the event they do not provide us with adequate working capital, we would be required to curtail or reduce our research and development efforts.

Note 3 - Net Loss per Common Share

      Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 2.9 million and 2.1 million at September 30, 2001 and 2000, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 - Product Licensing Agreement

      In August 2001, we licensed to G. Pohl Boskamp GmbH & Co, a German company, our proprietary morphine technology to develop, manufacture, market and sell intranasal morphine products in certain European territories, as defined. Under the licensing agreement, we received an upfront fee of $500,000 that is reflected in "license fee and royalty income" in the accompanying consolidated statement of operations We will receive additional license fees upon the issuance of patents in the European territories, as defined. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe.

Note 5 - Additional Financings and Modification to the Equity Line of Credit

      In March and May 2001, we raised a total of approximately $4.5 million in net proceeds through a private placement of approximately one million shares of our common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share. As of September 30, warrants were exercised to purchase 56,948 shares, or approximately $360,000, of common stock. The capital will be used to fund ongoing research and development and working capital.

      In August 2001, we renegotiated certain terms with the investor under the equity line of credit that removes certain restrictions on sales of our stock to other investors in anticipation of a private placement that was completed in October 2001 (see Note 9) and on future private offerings, if any. We issued warrants, which expire in July 2003, to the investor for the purchase of 100,000 shares of our common stock at an exercise price of $10.00 per share. At September 30, we recorded $449,000 as the fair value of these warrants at the time of issuance using the Black-Scholes option pricing model, and this amount is reflected as a deferred charge in "prepaid expenses and other current assets" in the consolidated balance sheet. This deferred charge will be reclassified to additional paid-in capital in the fourth quarter as a result of the private placement that was completed in October, 2001.

Note 6 - Stock Option Plans

      In May 2001, the Board of Directors increased the lives of the option awards granted to Board members upon separation from the Board of Directors from 90 days to 24 months but not beyond the original life of the options. The modification to the vesting caused a new measurement date for the options which resulted in an incremental intrinsic value of $231,000. A charge will be recognized if a separation event occurs; however, no charge will be incurred if the options expire or if the Board members exercise their options before they terminate their services. No charge was recorded for the three and nine-month periods ended September 30, 2001

Note 7 - Related Party Transaction

      We pay certain monthly expenses incurred by a company that is owned primarily by our Chief Executive Officer. The company provides us a laboratory facility for certain research and development work. During the period ending September 30, 2001, we incurred costs of $30,000 that are associated with this company.

Note 8 - Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $14,000 per quarter of goodwill related to the acquisition of Atossa HealthCare Inc that occurred in year 2000. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

      SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") requires recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS 143 is effective beginning January 1, 2003.

      SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

      The adoption of these standards should not have a significant effect on our financial position and results of operations.

Note 9 -  Subsequent Event

      In October 2001, we raised approximately $5.0 million in net proceeds through a private placement of 1.1 million shares to a group of institutional investors. The offering to the investors was made at a cash discount to the prevailing market price. The net proceeds will be used to fund ongoing research and development and working capital. In addition, we issued 68,000 warrants to a former placement agent for services rendered in connection with the offering.

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

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Revenues decreased by $839,000, or 25%, to $2.5 million primarily as a result of a decline in royalty income from BMS on sales of Stadol(R)NS(TM) and partially offset by an upfront license payment of $500,000 upon the licensing of our intranasal morphine product rights in Europe to a German company.. Royalty income from BMS decreased $1.1 million, or 53%, to $987,000. The patent on Stadol(R)NS(TM) expired in August 2001, which has resulted in the discontinuance of royalties for Stadol(R)NS(TM). The discontinuance of royalties will have an adverse effect on revenues and contribution to operations in the second half of year 2001.

      Total revenues from Schwarz Pharma on Nascobal(R) were $693,000 compared to $723,000 in 2000. The decrease resulted from fewer product batches manufactured and shipped by us partially offset by an increase in royalty income from licensee sales.

      Interest income decreased by $261,000, or 50%, to $257,000 as a result of decreases in prevailing market rates of interest and average available funds for investment.

      Total costs and expenses decreased by $3.1 million, or 26%, to $8.7 million in 2001. The decrease arises primarily from:

      Cost of product sales increased by $49,000, or 17%, to $335,000, primarily as a result of the write-off of costs associated with a production batch failing product release standards.

      Research and development expense decreased by $336,000, or 6.0%, to $5.5 million primarily as a result of a reduction in operating expenses and the Company's clinical program in the prior year for intranasal scopolamine, offset to some degree by increased costs associated with multiple non-clinical and clinical research and development programs.

      Royalty expense decreased by $554,000, or 54%, to $477,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

      Sales and marketing costs increased $121,000, or 21%, to $687,000 primarily from an increase in investor and public relations activities.

      General and administrative expense decreased $35,000, or 2%, to $1.7 million primarily as a result of the $284,000 of compensation expense incurred in conjunction with the contractual obligations associated with the estate of the deceased CEO in the prior year, offset by severance to former officers of the Company and amortization of goodwill in the current period.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Revenues decreased by $434,000 or 33%, to $878,000 primarily as a result of a decline in royalty income from BMS on sales of Stadol NS arising from a patent expiring in August 2001. Royalty income from BMS decreased $803,000, or 93%, to $59,000. Total revenues from Schwarz Pharma on Nascobal(R) were $218,000, a decrease of 25%, compared to $292,000 in 2000. The decline in royalty income was offset by a $500,000 licensee fee recognized in connection with the licensing of our intranasal morphine product rights in Europe to a German company.

      Interest income decreased by $83,000, or 55%, to $69,000 as a result of decreases in prevailing market rates of interest and average available funds for investment.

      Total costs and expenses decreased by $2.6 million, or 49%, to $2.7 million in 2001. The decrease arises primarily from the following:

      In process research and development of $2.3 million arose from the acquisition of Atossa HealthCare in the prior year.

      Royalty expense decreased by $399,000, or 94%, to $24,000 as a result of the decrease in sales of Stadol NS by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

      Sales and marketing costs increased $170,000, or 206%, to $252,000 primarily from an increase in investor and public relations activities.

Liquidity and Capital Resources

      At September 30, 2001, our liquidity included cash and cash equivalents of $7.1 million compared to $6.3 million at December 31, 2000. We have an accumulated deficit of $36.2 million and expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product. Account, royalties and fee receivables at September 30, 2001 consist principally of receivables pursuant to the BMS and Schwarz Pharma agreements.

      At September 30, 2001, we have $6.4 million of working capital. In the past, we received significant royalties for Stadol NS, which were discontinued effective August 2001 with the expiration of an underlying patent. This event will adversely affect the recording of revenue and contribution to operations in the second half of year 2001.

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

      We believe that our current cash position, including cash funds arising from a private placement in October 2001 (Note 9), and the funds that can be drawn down under the equity line will provide us with adequate working capital through at least March 31, 2003. In the event they do not provide us with adequate working capital, we may be required to curtail or reduce our research and development activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly-rated investment grade commercial paper and/or money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      In connection with an amendment to the Company's equity line of credit, the Company issued warrants to the investor to purchase 100,000 shares of common stock at $10.00 per share. The warrants expire in July 2003.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.

            *10.25. License Agreement dated August 2, 2001, between Nastech
                    Pharmaceutical Company Inc. and G. Pohl Boskamp GmbH & Co.

      (b)   Reports on Form 8-K

            None.

* Confidential treatment has been requested for privileged and confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the Commission.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on October 29, 2001.

                             NASTECH PHARMACEUTICAL COMPANY INC.


                             By: /s/ Steven C. Quay
                                ---------------------------------------------
                                 Steven C. Quay, M.D., Ph.D.
                                 President, Chief Executive Officer and Chairman of the Board
                                 (Principal Executive Officer)


                             By: /s/ Andrew Zinzi
                                ---------------------------------------------
                                 Andrew Zinzi
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)