Form 10-K405
period 2001-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2002-03-20
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001

Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2658569 (I.R.S. Employer Identification No.)
45 Adams Avenue, Hauppauge, New York (Address of principal executive offices)	11788 (Zip Code)

Registrant’s telephone number, including area code: (631) 273-0101

Securities registered pursuant to Section 12(b) of the Act:

Name off each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Name off each exchange
Title of each class	on which registered
Common Stock, $.006 par value	Nasdaq National Market

     Preferred Stock Purchase Rights, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 6, 2002 based upon the closing price on that date, on the Nasdaq National Market, was approximately $149,881,808.

As of February 6, 2002, there were 9,657,333 shares of the Registrant’s $.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year 2001 are incorporated by this reference into Part III hereof.

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

     Historically, our core technical competency involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other possible advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy, and lower overall health care costs for the patient.

     We have a commercial interest in two nasal drug products, both of which are approved for sale in the U.S. We have a licensing agreement with the Bristol-Myers Squibb Company (“BMS”) for Stadol® NS™ (Butorphanol Tartrate), a nasally administered opioid pain relief medication for the treatment of acute pain. Stadol® NS™ provides painless therapy and convenient, patient self-administration as compared to the competitive injectable product. The U.S. patent for the nasal administration of Butorphanol Tartrate, the active ingredient in Stadol® NS™, expired in August 2001. As a result, we have not received U.S. royalties for the sale of this product since August 2001and we will not receive these royalties in the future, which will adversely affect our revenue and contribution to operations in the future. However, we continue to receive royalties for international sales of Stadol® NS™ under the licensing agreement with BMS.

     Our other nasal drug product, Nascobal® (Cyanocobalamin, USP), is a nasal vitamin B-12 product which provides patient benefits over the injectable therapy for chronic B-12 deficiency anemia. Our licensee, Schwarz Pharma Inc., markets Nascobal®.

     In August 2001, we licensed our proprietary morphine technology to G. Pohl Boskamp GmbH & Co. in order to develop, manufacture, market and sell our intranasal morphine products in Europe.

     On February 1, 2002, we entered into a licensing agreement with Pharmacia & Upjohn Company. Under terms of the licensing agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. We retain development rights in other therapeutic areas.

     In addition to the compounds discussed in this section, we have several drugs in various stages of drug research and development as shown in the products table below.

Industry Overview

     We participate in the drug delivery industry, estimated at $50* billion in annual revenues in 2000. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods include improved versions of oral administration and injections and other novel drug delivery systems such as nasal, transdermal and pulmonary systems, among others. These newer methods of drug delivery often provide greater safety and efficacy, fewer side effects, improved patient compliance and convenience, and lower healthcare costs to the patient.

*	pSivida Limited industry report

     We believe that the advantages of nasal drug delivery provide significant market opportunities, particularly against oral and injectable therapy. Nasal delivery may provide the opportunity to administer lower dosages to achieve the desired therapeutic effect. In addition, some patients, particularly children and the elderly and those who suffer from nausea and vomiting, may find oral tablets or capsules difficult to swallow. Also, the required use of measuring devices may make it difficult for these patients to self-administer liquids or syrups.

     Injectable products help to avoid gastrointestinal or liver metabolism found in oral therapy. However, such injections are often painful, resulting in patient non-compliance and the required assistance of healthcare professionals or caretakers, which leads to excessive health care costs.

     Like injections, the transdermal dosage form avoids gastrointestinal or liver metabolism but are slow absorbing in the blood stream and may result in skin irritation.

     We believe that changes in healthcare have created a greater need for improved and alternative drug delivery methods, including nasal delivery. Managed care policies and increased competition, particularly from generic competitors, have caused large pharmaceutical companies to seek collaborative agreements with drug delivery specialists. These collaborations seek to improve and differentiate existing products, expand drug indications and provide proprietary protection against competition.

Business Strategy

     Our current business strategy seeks to broaden applications of our commitment to Formulation Science, allowing drugs to be more safe and effective in patient treatment, with particular emphasis on the applications for nasal drug delivery in the prescription and over-the-counter markets.

     Focus Initial Efforts on Significant Injectable Approved Drugs. We are focused primarily on injectable drugs of significant revenues that have demonstrated efficacy and safety and which we believe could benefit from a nasal form of delivery. We believe that by focusing our research and development activities on such injectable drugs, we may enter into early stage collaborative alliances with major pharmaceutical companies and bring to market new, improved therapies that may expand the market for certain drugs.

     Leverage Strategic Alliances. Using Formulation Science, we seek to establish domestic and international relationships with major pharmaceutical companies for the early stage introduction of nasal dosage forms of drug delivery as a viable alternative to injectable therapy. Typically, we would focus our efforts on an innovator company’s new chemical entity in Phase II clinical development where a drug’s safety and efficacy have been determined. Our proprietary formulation, delivered via nasal route of administration, would be the product approved for commercialization and marketed by the collaborative partner. This approach allows us to devote our resources to the further development of our technology while leveraging the established product development, sales and marketing capabilities of our collaborative partners in significant markets.

     Protect and Expand Intellectual Property Rights. We have and will continue to seek patent protection for our formulations and other technology in the United States and key international markets. We have filed U.S. patent applications, as well as corresponding patent applications outside the United States, relating to our technology. As specific formulations are developed and clinically tested, we intend to file for additional patent protection.

Products

     The following chart summarizes our current nasally administered products and product pipeline:

Traditional
	Therapeutic	Delivery
Drug Marketed:	Category	Method	Territory	Partner

Stadol® NS™	Opioid Analgesic	Injection	Canada, Puerto Rico(1)	BMS
Schwarz Pharma,
Nascobal®	Vitamin/Anti-Anemia	Injection	U.S. and Sweden (1)	Cambridge (2)

Traditional
Active Development	Therapeutic	Delivery
Status:	Category	Method	Status (3)	Partner
Scopolamine HBr	Anti-Motion Sickness	Patch/Injection	Phase III (4)

Morphine	Pain Management	Injection/Oral	Phase II	G. Pohl Boskamp (5)

Male Erectile
Apomorphine HCl	Dysfunction	N/A	Phase II	Pharmacia (6)

Female Sexual
Apomorphine HCL	Dysfunction	N/A	Phase II	Pharmacia (6)

Multiple Categories
Interferon alpha	(Cancer/hepatitis)	Injection	Phase I

Interferon beta	Multiple Sclerosis	Injection	Phase I

Butorphanol Tartrate
(improved version)	Opioid Analgesic	Injection/Oral	Phase I

Somatropin (rhGH)	Growth Deficiency	Injection	Phase I

MASCT Device	Breast Cancer	N/A	Approved in US

(1)	All marketing or development activities performed by collaborative partners and/or licensee.

(2)	Marketing partners for Nascobal® excluding U.S.

(3)	See “Government Regulations” for a description of the different stages of development.

(4)	In February 2000 the FDA refused acceptance of the NDA.

(5)	In August 2001 we licensed to G. Pohl Boskamp our Morphine technology for development in Europe. We are developing the Morphine product in the U.S.

(6)	In February 2002 we licensed our apomorphine HCL product to Pharmacia & Upjohn Company for worldwide development and marketing.

Stadol® NS™ is a trademark of BMS. Stadol® NS™ is an opioid analgesic sublicensed to BMS for marketing as a prescription pain-reliever. Nascobal® is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders.

Approved and Marketable Products

     Stadol® NS™ (Butorphanol Tartrate Nasal Spray) — Opioid analgesic for acute pain. Stadol® NS™ is the only transnasal opioid analgesic therapy marketed for the treatment of moderate to severe pain and the acute pain of migraine. Prior to Stadol® NS™, the only acceptable and effective means of delivery for Butorphanol Tartrate was the injectable form. Transnasal Butorphanol Tartrate offers significant advantages over injectable formulations of the drug, including patient self-administration, increased patient compliance, cost containment, and the additional indication of usage. Because of these advantages, transnasal Butorphanol Tartrate has enjoyed significant growth in market size since 1992, as compared to the injectable formulation. Stadol® NS™ has been classified by the Food and Drug Administration (“FDA”) as a Schedule IV substance.

     Nascobal® (Cyanocobalamin, USP) Gel for Intranasal Administration — For Vitamin B-12 deficiency anemia. Nascobal® may replace inconvenient, painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency anemia. Nascobal® is a more convenient, painless, self-administered weekly therapy, which we believe will result in improved patient compliance. We independently developed Nascobal® through FDA marketing clearance, and presently manufacture this product for Schwarz Pharma. We have an exclusive licensing agreement for Nascobal® in the U.S. and licensing arrangements for Nascobal® in territories outside the U.S. Regulatory approval in Sweden was achieved for Nascobal® in December 2001.

Products Under Development

     Scopolamine Hydrobromide — Anti-motion sickness. Scopolamine Hydrobromide is a naturally occurring tertiary amine antimuscarinic agent with a long history of oral and parenteral use for central anticholinergic activity, including prophylaxis of motion sickness. Scopolamine Hydrobiomide is currently available as a transdermal patch for the prevention of nausea and vomiting associated with motion sickness in adults and is marketed under the tradename Transderm Scop® by Novartis. As a patch dosage form, Transderm Scop® must be applied to the skin at least 4 hours before the anti-emetic effect is required and is programmed to deliver the drug over a three day period. We believe that a nasal dosage form of scopolamine will be a more convenient and safer alternative with a faster onset of action allowing for both prevention and treatment of motion sickness. In February 2000, the FDA refused to file our New Drug Application (“NDA”) for intranasal Scopolamine Hydrobromide primarily because the FDA believed that there were an inadequate number of patients exposed to our product, inadequate safety analyses and an inadequate presentation of adverse events data. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

     Morphine — Opioid analgesic. Morphine is an opioid agonist currently marketed in multiple dosage forms including injectable, oral and rectal. However, the only method currently approved for breakthrough pain is a transmucosal oral product, which is limited to opioid-tolerant cancer patients. We believe a nasal dosage form of morphine will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for fast pain relief, particularly among sufferers of breakthrough pain. In August 2001, we licensed to G. Pohl Boskamp GmbH & Co, a German company (“G. Pohl Boskamp”), our proprietary morphine technology to develop, manufacture, market and sell intranasal morphine products in Europe. See “Strategic Alliances—G. Pohl Boskamp” below. In October 2001 we began enrollment in a Phase II clinical trial in the United States to evaluate the efficacy and safety of a novel, patent protected nasal formulation of morphine gluconate for the treatment of breakthrough pain in opioid tolerant cancer patients. A total of 20 qualified cancer patients will receive the study medication as part of an open-label, single-site study.

     Apomorphine Hydrochloride — Erectile dysfunction and female sexual dysfunction. Apomorphine Hydrochloride, an emetic, is a centrally acting dopamine agonist. We believe that a nasal dosage form of apomorphine may allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side effects for the treatment of sexual dysfunction. We completed a Phase II clinical trial in November 2001 in 184 men with erectile dysfunction (ED). On February 1, 2002, we granted Pharmacia the exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction, and Pharmacia agreed to manage and fund all future development in these indications. We retain development rights in other therapeutic areas. See “Strategic Alliances—Pharmacia & Upjohn Company” below.

     Interferon Alpha – Anti-cancer and anti-hepatitis. Interferon alpha is a naturally occurring glycoprotein that is secreted by cells in response to viral infections. It exerts its effects by binding to a membrane receptor. Receptor binding initiates a series of intracellular signaling events that ultimately leads to enhanced expression of certain genes. This leads to the enhancement and induction of certain cellular activities including augmentation of target cell killing by lymphocytes and inhibition of virus replication in infected cells. Interferon alpha is administered by injectable dosage form only. We believe that a nasal dosage form of interferon alpha administered at more frequent intervals may provide increased patent compliance, efficacy and treatment for various therapeutic indications.

     Interferon Beta – Multiple Sclerosis. Interferons are a family of naturally occurring proteins and glycoproteins termed cytokines. They are produced by eukaryotic cells in response to viral infection and other biological inducers and mediate antiviral, antiproliferative and immunomodulatory activities. Interferon beta is produced by various cell types including fibroblasts and microphages. Interferon beta exerts its biological effects by binding to specific receptors on the surface of human cells. Interferon beta is currently administered by injectable dosage form only. We believe that a nasal dosage form would increase patient compliance, efficacy and have less side effects then the injectable product. In December, 2001 we began enrollment in a Phase I clinical study to compare the nasal versus the injectable route of interferon beta.

     Somatotropin (rhGH) – Growth Deficiency. Somatotropin, which is more commonly known as the human growth hormone, is secreted from the anterior pituitary gland. Its secretion is stimulated by growth hormone-releasing hormone secreted by the hypothalamus and its action is inhibited by hypothalamic somatostatin. Growth hormone is approved for replacement therapy in children with growth hormone deficiency. The preparations of growth hormones that are available in the United States are produced by recombinant DNA technology. Growth hormone is currently administered by the injectable route only. A nasal dosage would allow for a patient-friendly product in the pediatric population. In December, 2001 we began enrollment of a Phase I clinical study for nasal dosage form of somatotropin.

     MASCT Device- Breast Cancer. We acquired a Mammary Aspiration Specimen Cytology Test (MASCT) device through the merger with Atossa Healthcare, Inc. in 2000. The device was developed with the goal of better enabling physicians to detect atypical changes in cells lining the milk ducts-the location where an estimated 95 percent of all breast cancers originate. Results from a clinical trial of healthy, non-pregnant, non-lactating, pre-menopausal female subjects, ranging from 30 to 49 years of age, showed that the MASCT device produces results that correlate with mammogram and clinical breast exam results. No adverse events were reported. We received clearance on January 8, 2002 from the FDA to market the non-invasive MASCT device. The Company is now developing a marketing strategy for this device.

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

     We also intend to leverage our core technologies by collaborating with other pharmaceutical and biotechnology companies that have products under development that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent that we believe that (i) the project is feasible, (ii) the potential product resulting from the development program would have significant market potential, and (iii) favorable economic arrangements can be obtained. We will seek milestone payments for the development cycle, payment of certain expenses incurred by us, manufacturing rights, if applicable, and a royalty.

Strategic Alliances

     Our current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing agreement. Our current strategic alliances are as follows:

     University of Kentucky Research Foundation (“UKRF”) — In June 1983, we entered into an agreement with the UKRF and Dr. Anwar Hussain (“UKRF Agreement”). We obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The U.S. UKRF patent covering Butorphanol Tartrate expired in August 2001. The UKRF Agreement requires us to pay UKRF about 20% of our royalties received from BMS on product sales of Stadol®NS™.

     Bristol-Myers Squibb Company — In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate (Stadol® NS™), in exchange for which BMS agreed to pay us a quarterly royalty equal to 3% of net sales of this product (the “BMS Agreement”). In December 1991, the FDA granted marketing clearance to BMS for this product, from which we began to receive quarterly royalty payments from BMS. We are obligated to pay about half of these royalties to the UKRF, from whom we licensed the patent rights, under UKRF Agreement. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate from UKRF. In August 2001, the U.S. patent for transnasal Butorphanol Tartrate expired, and we no longer receive royalty payments form BMS for sales in the U.S. However, we continue to receive royalty payments from BMS for sales in Canada and Puerto Rico which approximate $20,000 per quarter. We will continue to receive royalties through March 2003 for Canada and Puerto Rico. Gross royalty payments from BMS were $1.0 million in 2001, $3.1 million in 2000, $2.9 million in 1999 and $2.5 million in 1998.

     Questcor Pharmaceuticals, Inc. — (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) In March 1990 Questcor, as successor in interest, purchased our Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide Agreement”). The Metoclopramide Agreement provides for certain minimum royalties through 2003, and other fees to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. We received $100,000 in 2001, $100,000 in 2000, $75,000 in 1999 and $50,000 in 1998 as minimum royalties under this agreement. Questcor has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopramide HCl was approved for marketing in Italy.

     Schwarz Pharma — In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal® (Cyanocobalamin, USP) Gel for intrasnasal administration in the U.S. We retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. According to the agreement, we are to receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal®. We also receive revenues each time Schwarz Pharma purchases Nascobal from us. We received aggregate sales and royalty payments under the Schwarz Pharma Agreement of $996,000 in 2001, $906,000 in 2000 and $740,000 in 1999. Our applicable patent for this product expires in 2005.

     In December 1997, we exclusively licensed to Schwarz Pharma the right to market our intranasal scopolamine hydrobromide gel in the U.S. under a separate licensing agreement. Under the terms of this license agreement, Schwarz Pharma was obligated to make research milestone payments to us according to our achievement of specific performance activities as described in the licensing agreement. Through December 1999, Schwarz Pharma made research milestone payments to us of $3.75 million, of which $750,000 was recognized in fiscal 1999 and $3 million in fiscal 1998. In addition, the license agreement provided for royalty and manufacturing payments from Schwarz Pharma upon commercialization of this product, but the agreement was terminated by the parties prior to this event.

     In December 1999, upon termination of the license agreement, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma which has been reflected as an expense in research and development for the year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by us in respect to intranasal scopolamine hydrobromide until Schwarz Pharma receives payments totaling $3.5 million plus an additional amount for interest that will accrue at a rate of 8.5% per annum commencing December 2000. As any payment to Schwarz Pharma is contingent on whether we will receive any actual cash proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 2001. The contract is ongoing until the aggregate $3.5 million plus interest is repaid. As of December 31, 2001, the contingent liability to Schwarz Pharma was $3,797,500. We are currently seeking a collaborative partner for this product.

     Meda AB — In September 1997, we entered into an agreement with Meda AB of Göteborg, Sweden (“Meda”), giving Meda the exclusive right to market Nascobal® in Sweden, Denmark, Norway and Finland. Meda notified us in December 2001 that regulatory approval had been received in Sweden in December 2001. The agreement with Meda was terminated by mutual agreement between the parties in December 2001.

     Cambridge Laboratories — In July 1998, we entered into an agreement with Cambridge Laboratories (“Cambridge”), giving Cambridge the exclusive right to market Nascobal® in several European countries, Australia and New Zealand. The agreement provides that we will receive revenue from the sale of Nascobal® to Cambridge. Cambridge pays no licensing fees. We are awaiting regulatory approval in other European countries before we may make commercial shipments to Cambridge. To date, there have been no sales of Nascobal® to Cambridge. This contract expires in July 2012 unless extended by the parties.

     G. Pohl Boskamp — In August 2001, we licensed our proprietary morphine technology to G. Pohl Boskamp in order to develop, manufacture, market and sell our intranasal morphine products in Europe. Under the licensing agreement with G. Pohl Boskamp, we received an upfront license fee of $500,000, which was recorded as revenue upon receipt. We will receive additional license fees upon the issuance of patents in Europe. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe.

     Pharmacia & Upjohn Company — On February 1, 2002, we entered into a licensing agreement with Pharmacia & Upjohn Company. Under the terms of the licensing agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. We retain development rights in other therapeutic areas. We received an upfront payment at signing of $3.0 million and, upon satisfaction of some future conditions; we will receive development and sales milestones totaling an additional $45.0 million. Less than half of the milestone payments will be based on achievement of certain sales levels. Pharmacia will reimburse us for additional costs that we incur in connection with the Pharmacia licensing agreement, up to $3.4 million. Pharmacia will also purchase 250,000 shares of our common stock for $5.0 million. Upon commercialization, we will receive royalties on product sales that increase based on sales levels. For the first five years following launch, we will manufacture nasally administered apomorphine and will receive transfer payments from Pharmacia. We will also receive minimum royalties during a portion of the term of the agreement.

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

     The establishment of a strong proprietary position is an important element of our strategy, as the pharmaceuticals for which we have proprietary rights for nasal delivery have been commercially available for many years in traditional oral, injectable or transdermal forms.

     To protect our proprietary information, we require all employees, consultants, advisors and other agents to enter into confidentiality agreements that prohibit the disclosure of confidential information to third parties and require disclosure and assignment to us of any developments, inventions or discoveries. We cannot assure you that these agreements will effectively prevent the unauthorized use or disclosure of our confidential information.

Government Regulations

     Our research and development activities are, and its future business will be, subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by regulations of comparable regulatory agencies in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires the expenditure of substantial resources over a number of years.

     Following initial formulation, the steps required before any new pharmaceutical product may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug (IND) application, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) development and approval of a well controlled manufacturing process, (v) the submission of an NDA to the FDA, and (vi) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug’s bioavailability or efficacy and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after filing of the IND unless the FDA issues a “clinical hold”. A three phase clinical program is usually required for FDA approval of a pharmaceutical product.

     Phase I clinical trials are conducted to determine the safety and optimal dosage of the product in normal volunteers who do not have the disease or condition that the proposed drug is designed to treat. Phase I studies are conducted at approved institutions at which the absorption and excretion (pharmacokinetics) of the drug as well as any side effects are closely monitored.

     If the Phase I testing data is positive and there are no unexpected adverse reactions, a Phase II clinical trial is conducted to gain preliminary evidence as to the safety and efficacy of the product in a selected patient population. A Phase III clinical trial is conducted on a more complex patient population including patients with multiple disease states and taking one or more medications to provide sufficient data for the statistical proof of safety and efficacy. Phase II and III studies are usually multi-center trials in order to achieve greater statistical validity. A clinical trial may combine the elements of more than one phase.

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

     Recent user-fee legislation establishes specific time frames for completion of FDA regulatory reviews. While this program provides some measure of assurance that the FDA’s review is conducted in a timely fashion, there is no guarantee that the time periods will be met in all cases or that the review will provide positive results. Even after initial FDA approval has been obtained, the NDA must be supplemented with any new data subsequently obtained with respect to the drug’s safety and efficacy. Further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment in clinical indications other than those for which the product was initially tested. The FDA may also require post-marketing testing and surveillance programs or Phase IV post-approval trials to monitor the drug’s effects. Side effects resulting from the use of pharmaceutical products may prevent or limit the further marketing of products.

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

Employees

     At February 25, 2002, we had 42 full-time employees, of whom 30 were engaged in research and development, including our Chief Executive Officer. The balance of our employees are engaged in administration, production and support functions.

     None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationships with our employees to be satisfactory.

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

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those regarding (i) our ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) our ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; (iv) the Company’s ability to develop and commercialize its products before its competitors; and (v) the timing of our cash requirements. The “forward-looking” statements contained herein, are made according to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to, those mentioned in this report and, in particular, the factors described below.

Because of Significant R&D and Other Costs, We Have Never Been Profitable, We Do Not Expect To Become Profitable in the Foreseeable Future, and We May Never Become Profitable

     We incurred losses in each of the last three years. We incurred a net loss of $8.4 million for fiscal year 1999, a net loss of $9.7 million for fiscal year 2000, and a net loss of $9.2 million for fiscal year 2001. As of December 31,

2001, we had an accumulated deficit of $39.2 million. The process of developing our products requires significant research and development, including basic research, pre-clinical and clinical development, as well as Food and Drug Administration regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and we expect these losses to continue for the foreseeable future. We may never achieve profitability. As a result, the market price of our common stock could decline.

Because Our Operating Results Are Subject To Significant Fluctuations and Uncertainties, We May Not Be Able to Meet All of Our Future Expense Obligations, and Our Failure to Meet Public Market Analysts or Investors’ Expectations Regarding Earnings May Cause Our Stock Price To Decline

     Our operating results are subject to significant fluctuations and uncertainties due to a number of factors including, among others:

•	the timing and achievement of licensing transactions, including milestones and other performance factors associated with these contracts
•	the time and costs involved in patent prosecution and development of our proprietary position
•	continued scientific progress and level of expenditures in our research and development programs
•	the cost of manufacturing scale-up and production batches, including vendor provided activities and costs
•	the time and costs involved in obtaining regulatory approvals
•	changes in general economic conditions and drug delivery technologies
•	the expiration of existing patents and related revenues
•	new products and product enhancements that we or our competitors introduce

     As a result of these factors and other uncertainties, our operating results have fluctuated significantly over the last three years showing net losses of $8.4 million, $9.7 million, and $9.2 million in fiscal years 1999, 2000 and 2001, respectively. Over the past four quarters, our operating losses have increased by as much as 66% and have decreased by as much as 13% from one quarter to another. In order to illustrate these fluctuations, we had a larger than expected loss per share in the second half of 2001 due to the decline in royalty income from our licensee, BMS, upon the expiration of our patent in August 2001. Although this larger loss per share in the second half did not affect our business or operations because we had adequate cash reserves and in general do not rely solely on our operating results to meet our expense obligations, it is possible that larger than expected losses in the future during any single quarter could affect our ability to meet all of our expense obligations or may require us to prioritize, modify or cease some of our development programs.

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

Because Intellectual Property Rights Are of Limited Duration, Expiration of Intellectual Property Rights and Licenses May Negatively Impact Our Operating Results

     Intellectual property, such as patents, and license agreements based on those patents generally are of limited duration. Our operating results depend on our patents and intellectual property licenses. Therefore, the expiration or other loss of rights associated with intellectual property and intellectual property licenses can negatively impact our business. For example, in the past we received significant revenues from royalties on sale of Stadol®NS™. The underlying patent on Stadol®NS™ expired in August 2001, resulting in the discontinuance of U.S. royalties from BMS, the licensee. We expect that this event will adversely affect our revenue and contribution to operations in the future.

If We Are Unable to Adequately Protect Our Proprietary Technology from Legal Challenges, Infringement or Alternative Technologies, This May Hurt Our Competitive Position

     We specialize in the nasal delivery of pharmaceutical products and rely on the issuance of patents, both in the U.S. and internationally, for protection against competitive drug delivery technology. Although we believe that we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take up to two or three years after initial filing.

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

If the Commercial Opportunity for Nasally-Administered Products Is Limited, This Could Impact Our Anticipated Future Revenue Growth

     The physical and chemical properties of a drug affect our ability to develop a method of delivering it intranasally. Although we continue to explore the feasibility of nasally delivering drugs that are large, more complex molecules, we have more expertise in nasal delivery of smaller, less complex molecules. The universe of nasal products that qualify as small molecules and are available for commercialization may be limited. Accordingly, we may be subject to intense competition in these potential products, which can affect our anticipated future revenue growth. Although we need to accelerate our research of larger molecules, it is possible that we will not be successful in this area. If we are not successful in this area, our future revenue may not grow at all or as quickly as anticipated.

We May Require Additional Financing in the Future, and If Additional Capital Is Not Available, We May Have To Curtail or Cease Operations

     Subject to the success of our development programs and potential licensing transactions, we may require an additional infusion of capital to complete the research and development activities we currently contemplate and to commercialize our proposed products. We may need to raise additional capital to fund more rapid expansion, to develop and commercialize new products and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our current research and development programs
•	continued scientific progress in these programs
•	the outcome of potential licensing transactions, if any
•	competing technological developments
•	our proprietary patent position, if any, in our products
•	the regulatory approval process for our products
•	other factors which may not be within our control

     We may not be able to obtain additional financing at these times on terms favorable to us, if at all. For example, a decline in the trading volume or price of our common stock may reduce the maximum amount we may be able to draw down under the equity line of credit agreement. Without additional funding, we may have to delay, reduce or eliminate one or more research or development programs and reduce overall overhead expenses. This action may reduce the market price of our common stock.

If We Fail To Obtain Regulatory Approvals For Our Products, We Will Be Prevented From Marketing Our Products and We Will Incur Substantial Losses

     We embark on specific research or development projects that address unmet medical needs. Numerous governmental authorities in the United States and other countries subject these projects to significant regulation. For example, we must file New Drug Applications with the Food and Drug Administration for most of these projects. The process of completing clinical testing and obtaining FDA approval for a new drug product requires substantial resources over a number of years. If we do not receive the necessary regulatory approvals during the course of testing, we will not be able to progress clinically in our projects and may be forced to abandon projects after incurring substantial costs.

For example, in 2000 the FDA rejected the New Drug Application for our nasally administered scopolamine product primarily because we failed to present adequate safety data. This action, along with the uncertain costs associated with these studies and with the re-filing of the New Drug Application, have contributed to an indefinite deferral of our program until a collaborative partner is found to share the future development, sales and marketing risks. Moreover, other factors, such as a periodic reassessment of the ranking of projects within our portfolio, may create further uncertainty of the continuing viability of any project in process, including nasally administered scopolamine. Finally, we may encounter significant delays or excessive costs in our efforts, even if we are eventually successful in achieving regulatory approval. If we cannot obtain regulatory approval of our products, we will not be able to generate revenues and become profitable.

Because We Have No Experience in Marketing or Selling Our Proposed Products, These Products May Never Be Successful

     Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product’s success, which is dependent upon patients, physicians or third-party payers accepting the product.

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

Because We Will Face Intense Competition, This May Limit Our Ability To Achieve Profitability

     Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. Our competitors may succeed in developing technologies and products that are more effective than the nasal delivery technology we are developing or that will cause our technology or products to become obsolete or noncompetitive.

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

If We Have a Problem With Our Manufacturing Facility, or If We or Our Suppliers Fail to Comply with Applicable Regulations, We May Not Be Able To Market Our Products or Conduct Clinical Trials

     Generally, we manufacture all of our products for clinical and commercial use at our principal manufacturing facility located in Hauppauge, New York. Although it is our intent to have multiple suppliers for materials and components of our manufactured products, we cannot ensure that this will occur. In addition, we must produce these products in compliance with federal and state regulations. These authorities also subject our facilities to inspection. In addition, some of our key suppliers, such as Roussel Corporation, SGD Pharma, and Pfeiffer of America, are also subject to regulatory compliance. If we have a problem at our manufacturing facility, or if we or our suppliers fail to comply with federal and state regulations or otherwise fail to perform their respective obligations in a timely fashion or not at all, these problems or failures could cause a delay in clinical trials or the supply of product to market. Any significant delay or failure to perform could also jeopardize our performance contracts with collaborative partners, result in material penalties to us, and jeopardize the commercial viability of our products.

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

If There Are Unforeseen or Unknown Liabilities in Connection With the Operation of Our Newly Acquired Business, Atossa, These Liabilities Will Reduce Our Working Capital, Liquidity and Profitability

     On August 8, 2000, we acquired Atossa HealthCare Inc., a development stage company based in Washington state which is developing a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women’s health care products. We effected the acquisition via a merger of Atossa Acquisition Corporation Inc., a wholly owned subsidiary of Nastech, with and into Atossa, after which Atossa became a wholly owned subsidiary of Nastech. The total consideration we paid for Atossa — 600,000 shares of our common stock with a market value of approximately $2.5 million — was agreed upon between parties after extensive negotiations. The amount of consideration we paid to Atossa was based exclusively on these negotiations. The consideration we paid does not bear any relationship to the net book value of Atossa and may not necessarily bear any relationship to any other recognized measure of value.

     Unforeseen and unknown liabilities may arise in connection with the ownership and operation of Atossa. Although we believe that the acquisition structure and due diligence we employed minimize the risk of pre-existing claims being successfully asserted against us, it is possible that others will assert against us claims they originally had against Atossa and that these claims may result in material liabilities to us. The occurrence of any liability of this kind can reduce our working capital and liquidity and make us less profitable.

If We Lose Our Key Personnel, or If We Are Unable To Attract and Retain Additional Personnel, Then We May Be Unable To Successfully Develop Our Business

     If we lose our President, Chief Executive Officer and Chairman of the Board, Dr. Steven Quay, or any of our other key managers, this event could seriously harm our business. Although we generally execute employment agreements with key personnel, this is not a guarantee that we will be able to retain them or that we will be able to replace any of them if we lose their services for any reason. Competition for these managers is intense. In addition, the location of our facilities may limit the pool of technical talent available to us. We have employed many of our key managers for several years. If we have to replace any of these individuals, we will not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain “key man” insurance policies on any of our managers.

We Expect To Sell Shares of Our Common Stock in the Future, and These Sales Will Dilute the Interests of Other Security Holders and May Depress the Price of Our Common Stock

     As of December 31, 2001, there were 9,555,519 shares of common stock outstanding, there were outstanding options to purchase approximately 1,897,876 shares of our common stock, and there were outstanding warrants to purchase approximately 654,107 shares of our common stock. There are also 1,249,500 shares of common stock which are issuable under the equity line of credit and under the warrants which we may grant in the future to Castlebar and Jesup & Lamont. We may also issue additional shares in acquisitions, financings or in connection with the grant of additional stock options to our employees, officers, directors and consultants under our stock option plans.

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

If We Draw Down on the Equity Line of Credit When Share Prices Are Decreasing, We Will Need To Issue More Shares, which Will Lead To Dilution and Potentially Further Price Decrease

     If we issue shares of our common stock to Castlebar under the equity line of credit, and then Castlebar sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down on the equity line of credit as the price of our common stock decreases, we will need to issue more shares of our common stock for any given dollar amount that Castlebar invests, subject to the minimum selling price we specify. The more shares that we issue under the equity line of credit, the more diluted our shares will be and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

The Anti-Takeover Provisions of Our Stockholder Rights Plan May Entrench Management, May Delay or Prevent Beneficial Takeover Bids by Third Parties, and May Prevent or Frustrate any Shareholder Attempt to Replace or Remove the Current Management Even If the Shareholders Consider It Beneficial To Do So

     We have a stockholder rights plan designed to protect our stockholders from coercive or unfair takeover tactics. Under the plan, we declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 17, 2000. Each preferred stock purchase right entitles the holder to purchase from us 1/1000 of a share of Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of our common stock, then each holder of a preferred stock purchase right, other than the acquiring entity and its affiliates, will have the right to receive, upon exercise of the preferred stock purchase right, shares of our common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

     The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our shareholders. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for shareholders to replace management even if the shareholders consider it beneficial to do so.

ITEM 2 -	PROPERTIES

     We lease approximately 28,000 square feet for our research and development (R&D) activities and corporate and administrative offices and 10,000 square feet for our manufacturing activities. The manufacturing site is in proximity to the corporate offices in Hauppauge, New York. Our leases provide for minimum annual rent of approximately $357,000 which escalates to $410,000 in 2008 with our having an option to renew the manufacturing site lease for an additional five-year term at increased annual rental rates. The manufacturing building lease expires June 30, 2005 and the R&D and corporate office site lease expires October 31, 2009. We also lease office and lab space on an annual basis at the State University of New York at Stony Brook for the conduct of clinical trials and space in Edmonds, Washington as a result of the merger with Atossa in 2000. This Edmonds lease expires in 2004. We are also responsible for all utilities, maintenance, security and property tax increases related to our properties.

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

     The Company’s common stock trades on the NASDAQ National Market (prior to January 27, 1997 it traded on the NASDAQ Small Cap Market) under the symbol NSTK. The following table sets forth the range of high and low closing bid prices for the Company’s common stock as reported by the NASDAQ Stock Market for the last two years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Low	High

2001
First Quarter	$3.88	$9.94
Second Quarter	$4.37	$10.60
Third Quarter	$5.70	$11.37
Fourth Quarter	$7.32	$16.77

2000
First Quarter	$2.53	$8.38
Second Quarter	$3.25	$5.88
Third Quarter	$3.81	$7.50
Fourth Quarter	$5.44	$8.97

     We believe that there are currently approximately 5,000 record holders of our common stock, including several brokerage firms holding shares in street name for beneficial owners.

Dividend Policy

     Since our inception, we have never paid or declared any cash dividends on our shares of common stock. However, in February 2000, we declared a dividend of one preferred stock purchase right for each share of common stock held of record on March 17, 2000, under a stockholder rights plan designed to protect stockholders from coercive or unfair takeover tactics. The preferred stock purchase rights are exercisable only when a person or group of affiliated persons accumulate or initiate a tender offer to purchase 15% or more of our common stock. Upon exercise, each preferred stock purchase right will entitle its holder, other than the acquirer and its affiliates, to purchase 1/1000 of a share of our Series A Junior Participating Preferred Stock at a price of $50 per 1/1000 of a preferred share. The terms of the rights plan and the dividend paid on March 17, 2000, are more fully set out in the rights plan incorporated by reference. (See Item 1, “Risk Factors — The Anti-Takeover Provisions of Our Stockholder Rights Plan May Entrench Management, May Delay or Prevent Beneficial Takeover Bids by Third Parties, and May Prevent or Frustrate any Shareholder Attempt to Replace or Remove the Current Management Even If the Shareholders Consider It Beneficial To Do So.”)

     We have no current plans to pay any further dividends on our common stock and intend to retain earnings, if any, for working capital purposes. Any future decision to pay dividends on the common stock will depend upon our results of operations, capital requirements, the financial condition and other factors that the board of directors deems relevant.

ITEM 6 -	SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and notes thereto. The following table sets forth our selected consolidated financial data as of and for the years in the five-year period ended December 31, 2001.

(In Thousands, Except Share and Per Share Data)

Statement of Operations Data:	2001[4]	2000[3]	1999	1998	1997[1]

Revenues:
Revenues from manufactured products	$996	$906	$740	$516	$482
License fee, royalty and research income	1,607	3,235	3,807	7,632	3,647

Total revenues	2,603	4,141	4,547	8,148	4,129

Costs and expenses:
Cost of product sales	503	358	268	589	454
Research and development	7,330	7,328	9,649	6,014	4,600
Acquired in-process research and development		2,300	—	—	—
Royalties	487	1,517	1,436	1,251	1,586
Sales and marketing	953	825	1,051	875	1,723
General and administrative	2,883	2,148	1,577	1,737	1,705

Total costs and expenses	12,157	14,476	13,981	10,466	10,068
Loss from operations	(9,554)	(10,335)	(9,434)	(2,834)	(5,939)
Interest income	322	644	1,084	1,442	1,393

Net (loss)	$(9,232)	$(9,691)	$(8,350)	$(876)	$(4,546)

Net (loss) per common share-basic and diluted	$(1.16)	$(1.51)	$(1.32)	$(.14)	$(.76)
Average shares outstanding-basic and diluted	7,956,187	6,436,526	6,335,112	6,296,019	5,978,121

Balance Sheet Data:	2001	2000	1999	1998[2]	1997[2]

Working capital	$10,404	$5,799	$12,912	$24,454	$24,206
Total assets	15,440	11,661	20,199	27,518	27,371
Total stockholders’ equity	13,494	9,565	16,625	25,502	24,929

1.	During fiscal 1997, the Company began making shipments of Nascobal® to Schwarz Pharma (see note 9 to the Company’s financial statements.)

2.	During fiscal 1997, the Company completed a public offering of 1,380,000 shares of common stock. For the periods ended December 31, 1998 and 1996 and June 30, 1996, the Company received net proceeds of $1.4 million, $4.6 million, and $3.2 million, respectively, from the exercise of warrants from the fiscal year 1994 public offering of common stock and warrants.

3.	During fiscal 2000, the Company acquired Atossa HealthCare in a transaction that was accounted for under the purchase method. In connection with the acquisition, the Company recognized a charge of $2.3 million for acquired in-process research and development.

4.	During fiscal 2001 the Company completed two private placements for a total of 2,117,361 shares of common stock. For the period ended December 31, 2001, the Company received net proceeds of $9.5 million.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve known and unknown risks and uncertainties that reflect our intentions, expectations or beliefs concerning future events. (See Item 1, “Risk Factors — Because of Significant R&D and Other Costs, We Have Never Been Profitable, We Do Not Expect to Become Profitable in the Foreseeable Future, and We May Never Become Profitable”).

     We are a Formulation Science company and recognized as a leader in nasal drug delivery technology. Formulation Science is a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The technology is essential in designing an optimized, customizable dosage form and in delivering difficult protein and large molecule drugs that can currently only be delivered by injection.

     Historically, our core technology involves the research; development and manufacturing of nasally administered prescription pharmaceuticals that are currently delivered in oral, injectable or other dosage forms. The nasal delivery of certain pharmaceuticals may enable more rapid systemic absorption, lower required dosages, quicker onset of desired effect, and painless, convenient patient self-administration, resulting in improved patient compliance and pharmacoeconomics. We intend to broaden our focus on difficult to formulate drugs, primarily proteins and peptides, that are currently administered by injection.

     We receive licensing revenues on two commercial products — Stadol® NS™ and Nascobal®. Stadol® NS™ is an opioid analgesic which is used for the treatment of moderate to severe pain and the acute pain of migraine. The product is currently marketed by BMS under an agreement that generates quarterly royalties to us.

     In 1997, Stadol® NS™ was classified as a Schedule IV substance by the federal government. “Schedules” are used by the federal government to classify certain narcotic prescription products depending on the potency and potential abuse liability. Schedule I narcotics require the greatest amount of control by manufacturers, distributors, physicians and others in various channels of distribution, including import and export restrictions, and Schedule V substances require the least amount of control. Prior to 1997, Stadol® NS™ had not been classified and had peak sales in 1996 of $112 million. After the classification of Stadol® NS™ as a Schedule IV substance in 1997, sales by BMS declined to $108 million in 1997, $86 million in 1998, and increased to approximately $100 million in 1999 and 2000. We believe that the classification of Stadol® NS™ as a Schedule IV substance, and the resulting increased controls and regulations imposed on BMS to prevent potential abuse liability, contributed to the downward trend in sales. In August 2001, our licensing agreement with BMS for Stadol® NS™, terminated with respect to U.S. sales when the U.S. patent for the nasal administration of Butorphanol Tartrate, the active ingredient in Stadol® NS™, expired. As a result, we will no longer receive U.S. royalties for the sale of this product, which will adversely affect our revenue and contribution to operations in the future. The Canadian patent on the Butorphanol Tartrate, the active ingredient in Stadol®NS™ expires in March 2003, subject to any right of extension or renewal.

     In July 1997, we entered into an exclusive licensing agreement for Nascobal® in the U.S. with Schwarz Pharma and commercially launched the product in October 1997. The minimum royalty expired in December 1998. Sales orders of Nascobal® in 1999 and 1998 were below expectations as a result of a marketing issue which required a change in the packaging configuration of the product. We shipped the new package configuration to Schwarz Pharma beginning in 1999. Revenue from product sales increased from $740,000 in fiscal 1999 to $906,000 in fiscal 2000 and to $996,000 in fiscal 2001.

     In December 1999, we reacquired the marketing rights to intranasal scopolamine hydrobromide from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma that has been reflected as an expense in research and development for the fiscal year ended December 31, 1999. We agreed to pay Schwarz Pharma one-half of any future consideration received by Nastech in respect to intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum beginning December 15, 2000. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement. As of December 31, 2001, the contingent liability to Schwarz Pharma was $3,797,500. We are currently seeking a marketing partner for this product.

     In August 2001, we licensed our proprietary morphine technology to G. Pohl Boskamp in order to develop, manufacture, market and sell our intranasal morphine products in Europe. Under the licensing agreement with G. Pohl Boskamp, we received an upfront license fee of $500,000 which was recorded as revenue upon receipt. We will receive additional license fees upon the issuance of patents in Europe. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe.

     In February 2002, we granted Pharmacia & Upjohn Company the exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction, and Pharmacia agreed to manage and fund all future development in these indications. We retain development rights in other therapeutic areas. We received an upfront payment at signing of $3.0 million and, upon satisfaction of some future conditions, we will receive development and sales milestones totaling an additional $45.0 million. Less than half of the milestone payments will be based on achievement of certain sales levels. Pharmacia will reimburse us for additional costs that we incur in connection with the Pharmacia licensing agreement, up to $3.4 million. Pharmacia will also purchase 250,000 shares of our common stock for $5.0 million. Upon commercialization, we will receive royalties on product sales that increase based on sales levels. For the first five years following launch, we will manufacture nasally administered apomorphine and will receive transfer payments from Pharmacia. We will also receive minimum royalties during a portion of the term of the agreement.

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

     The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies and Related Matters.”

     We have entered into various collaborative research arrangements and licensing contracts with other pharmaceutical companies. Under these arrangements and contracts, we generally recognize income from royalties when earned in accordance with the terms of the agreements. Royalty payments will vary based on the level of sales reported by the licensees, Bristol-Meyers Squibb and Schwarz Pharma. In addition, with the expiration of the U.S. patent covering Stadol® NS™ in August 2001, our royalty revenue from Bristol-Meyers Squibb decreased substantially and will not be a significant source of revenue in the future. The patent covering the Schwarz Pharma royalty expires in 2005. We also recorded revenue from sale of Nascobal to Schwarz Pharma at the time of shipment.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period. Upfront non-refundable fees received under license agreements which do not require any further research and development activities on the part of the Company are recognized upon receipt. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the collaboration agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and the amount of revenue recognized during an accounting period is determined by the nature of the contracted provision included in the collaboration agreements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

     All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses. In-process research and development costs from acquisitions are charged to operations and are determined based on an independent valuation. Included in R&D expenses in fiscal 2000 is $2.3 million of in-process R&D acquired in connection with the purchase of Atossa Healthcare’s research business.

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total revenues decreased by $1.5 million, or 37%, to $2.6 million in 2001 primarily as a result of a decline in royalty income from BMS on sales of Stadol®NS™, following the expiration of the U.S. patent on butorphanol tartrate in August 2001. Royalty income from BMS decreased $2.1 million, or 68%, to $1.0 million. This revenue decline was partially offset by a nonrefundable upfront license payment of $500,000 received upon licensing our intranasal morphine product rights in Europe to G. Pohl Boskamp and an increase in product sales revenue from our agreement with Schwarz Pharma on Nascobal®. Nascobal® product sales increased by $90,000 (or 10%) to $996,000 in fiscal 2001 compared to $906,000 in fiscal 2000 from additional product batches manufactured and shipped by us, and an increase in royalty income from licensee sales on those units. The discontinuance of U.S. royalties from BMS Stadol®NS™ sales will have an adverse effect on revenues and contribution to operations in the future. In fiscal year 2000, U.S. royalties from sales of Stadol®NS™ were $3 million and international royalties were $112,000. In fiscal 2001 the U.S. royalty decreased by $2.0 million (or 66%) to $951,000 and the international royalty decreased by $36,000 (or 32%) to $76,000. The international patent on the Butorphanol Tartrate, the active ingredient in Stadol®NS™ expires in March 2003 subject to any right of extension or renewal.

     Interest income decreased by $322,000, or 50%, to $322,000 in 2001 as a result of decreases in prevailing market rates of interest and average available funds for investment. Average funds for investment in fiscal 2001 were $8.3 million at an average interest rate of 4% compared to average funds available for investment in fiscal 2000 of $8.7 million at an average interest rate of 6.2%.

     Total costs and expenses decreased by $2.3 million, or 16%, to $12.1 million in fiscal 2001. The decrease arises primarily from:

     1.     Cost of product sales increased by $145,000, or 41%, to $503,000 in 2001, primarily as a result of the write-off of costs associated with a production batch failing product release standards and the production of an additional lot of product. Cost of goods as a percentage of Nascobal® revenues increased in fiscal 2001 to 52% from 39% in fiscal 2000.

     2.     Total research and development expense decreased by $2.3 million, or 24%, to $7.3 million in 2001, primarily as a result of the in-process research and development charge of $2.3 million resulting from the merger with Atossa in fiscal 2000. In connection with this acquisition, we recorded a charge of approximately $2.3 million in the accompanying consolidated statement of operations during the year ended December 31, 2000, based on our estimate of the fair value of the acquired in-process research and development (in process R&D). The in-process R&D was valued based on the income approach of the assets acquired. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included the stage of development of the test kit; future revenues based on royalties; growth rates for the test kit; product sales cycles; the estimated life to the test kit of 17 years from the date of introduction; an effective income tax rate of 40%; a probability of success factor of 20%; and a discount rate of 60% to reflect present value and the risk of developing the acquired technology into a commercially viable product.

     3.     Royalty expense decreased by $1.0 million, or 68%, to $487,000 in 2001 as a result of the decrease in sales of Stadol® NS by BMS and the related decrease in royalty payable to the University of Kentucky Research Foundation (UKRF) under a separate agreement between the Company and UKRF. Royalty expense increases or decreases approximately in proportion to royalty income associated with Stadol NS®.

     4.     Sales and marketing costs increased $128,000, or 16%, to $953,000 in 2001, primarily from entering into a retainer agreement with a public relations firm.

     5.     General and administrative expense increased $736,000, or 34%, to $2.9 million in 2001, primarily as a result of severance payments to two former officers of the Company in the amounts of $120,000 to the former CFO and

$127,000 to the former Vice President of Corporate Operations, plus $145,000 as a result of extending the option period on vested but unexercised stock options; and compensation for a full year’s salary and temporary living costs for our Chief Executive Officer of $338,000.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues decreased by $406,000, or 9%, to $4.1 million in 2000, primarily as a result of a decline in milestone payments on intranasal scopolamine from Schwarz Pharma. Total revenue from Schwarz Pharma on scopolamine were $0 in fiscal 2000 and $750,000 in fiscal 1999. Total Nascobal® revenues were $906,000 in fiscal 2000 compared to $740,000 in fiscal 1999. Royalty income received from BMS on sales of Stadol NS® increased $153,000, or 5%, to $3.1 million in fiscal 2000 as compared to $2.9 million in fiscal 1999.

     Interest income decreased by $440,000, or 41%, to $644,000 in 2000, as a result of decreases in prevailing market rates of interest and average available funds for investment.

     Total costs and expenses increased by $495,000 or 4%, to $14.5 million in fiscal 2000. The details of the increase follow:

     1.     Research and development expense decreased by $2.3 million, or 24%, to $7.3 million in 2000, as expenditures for late stage development in our clinical program for intranasal scopolamine decreased while we expanded earlier stage clinical development. These early stage studies were executed under less costly contracts with third parties, and certain activities were performed in-house. Included in the research and development expense in fiscal 1999 is the $250,000 paid to Schwarz Pharma for the reacquisition of the rights to intranasal scopolamine.

     2.     In process research and development expense of $2.3 million is the result of the acquisition of Atossa HealthCare in August, 2000 as previously discussed.

     3.     Royalties expense increased by $81,000, or 6%, to $1.5 million in fiscal 2000 as a result of the increase in sales of Stadol® NS™ by BMS and the related royalty payable to the University of Kentucky Research Foundation (UKRF). Royalties expense increases or decreases approximately in proportion to royalty income associated with Stadol NS.

     4.     Sales and marketing costs decreased by $226,000, or 22%, from fiscal 1999 primarily from a decrease in market research and staffing costs. General and administrative expense increased by $571,000, or 36%, to $2.1 million related primarily to compensation expense to the estate of our former Chief Executive Officer.

Liquidity and Capital Resources

     At December 31, 2001, our liquidity included cash and cash equivalents of $11.7 million compared to $6.3 million at December 31, 2000. We have an accumulated deficit of $39.2 million and expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product. Account, royalties and fee receivables at December 31, 2001 consist principally of receivables pursuant to the Schwarz Pharma and Questcor Pharmaceuticals, Inc. agreements.

     At December 31, 2001, we had $10.4 million of working capital. In the past, we received significant royalties from the sale Stadol® NS™ in the U.S., which were discontinued effective August 2001 with the expiration of an underlying U.S. patent. This event will adversely affect our revenue and contribution to operations in the future.

     In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated.

     In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement of approximately one million shares of common stock to a group of investors. The proceeds from this financing will be used to fund research and development projects and for general corporate purposes. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share.

     In October 2001, we raised approximately $5.0 million in net proceeds through a private placement of 1.1 million shares to a group of institutional investors. The offering to the investors was made at a cash discount to the prevailing market price. The net proceeds will be used to fund ongoing research and development and working capital. In addition, we issued warrants to purchase 68,000 shares of our common stock at an exercise price of $7.50 per share to a former placement agent for services rendered in connection with the offering. We also issued warrants to purchase 100,000 shares of our common stock at an exercise price of $10.00 per share to Castlebar Enterprises Limited as consideration for Castlebar’s consent under an equity line of credit agreement to the October 2001 offering as well as to all future private offerings of our securities if we sell those securities for cash with registration rights.

     As part of the licensing agreement we entered into with Pharmacia & Upjohn Company in February 2002 (see “—Overview” above), Pharmacia agreed to purchase 250,000 shares of the our common stock for $5.0 million. Pharmacia will make this investment shortly after all the conditions in the Pharmacia investment agreement have been satisfied, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 relating to the Pharmacia investment. The proceeds from this investment by Pharmacia will be used to fund research and development projects and working capital.

     We believe that our current cash position and the funds that can be drawn down under the equity line of credit will provide us with adequate working capital through at least June 30, 2003. In the event they do not provide us with adequate working capital, we may be required to curtail or reduce our research and development activities.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Amortization expense relating to goodwill was $57,000 for the year ended December 31, 2001 and $23,750 for the year ended December 31, 2000. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 141 and No. 142 are effective for fiscal years beginning on or after December 15, 2001; however, both of these statements are effective for acquisitions and other intangibles acquired on or after July 1, 2001. The Company has not entered into any transactions effected by these statements since the statements were issued.

     The Company will be required to test goodwill for impairment in accordance with SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of December 31, 2001, the Company had goodwill in the amount of $90,000. The Company is currently assessing the impact of the adoption of these accounting standards.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption SFAS No. 144.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment of cash in excess of near term requirements. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within one year, and holdings of any one issuer excluding the U.S. Government do not exceed $3 million. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

ITEM 8 -	INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
     Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Melville, New York
February 11, 2002

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$11,760	$6,256
Accounts receivable	71	74
Royalties and fees receivable	242	1,201
Inventories	85	174
Prepaid expenses and other assets	162	190

Total current assets	12,320	7,895

Property and equipment	5,438	5,259
Less: Accumulated depreciation and amortization	2,483	1,694

Property and equipment, net	2,955	3,565

Goodwill, net	90	147
Other assets	75	54

Total assets	$15,440	$11,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$559	$648
Royalties payable	10	487
Accrued expenses and other current liabilities	1,347	961

Total current liabilities	1,916	2,096

Capital lease obligation, net of current portion	30
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 9,555,519 and 6,880,485 shares issued at December 31, 2001 and 2000, respectively	57	41
Additional paid-in capital	52,732	39,678
Accumulated deficit	39,235)	(30,003)

	13,554	9,716
Less: Treasury stock, at cost; 32,079 and 77,000 shares at December 31, 2001 and 2000, respectively	60	151

Total stockholders’ equity	13,494	9,565

Total liabilities and stockholders’ equity	$15,440	$11,661

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,

	2001	2000	1999

Revenues:
Revenues from manufactured product	$996	$906	$740
License fee, royalty and research income	1,607	3,235	3,807

Total revenues	2,603	4,141	4,547

Costs and expenses:
Cost of product sales	503	358	268
Research and development	7,330	7,328	9,649
Acquired in-process research and development	—	2,300	—
Royalties	487	1,517	1,436
Sales and marketing	953	825	1,051
General and administrative	2,884	2,148	1,577

Total costs and expenses	12,157	14,476	13,981
Net loss from operations	$(9,554)	$(10,355)	$(9,434)
Interest income, net	322	644	1,084

Net loss	$(9,232)	$(9,691)	$(8,350)

Net loss per common share-basic and diluted	$(1.16)	$(1.51)	$(1.32)

Average shares outstanding-basic and diluted	7,956	6,437	6,335

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Share Data)

	Common Stock
			Additional			Total
			Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 1998	6,376,915	$38	$37,426	$(11,962)	—	$25,502
Redemption of shares in connection with reverse/forward stock split	(110,736)	—	(395)	—	—	(395)
Shares issued in connection with exercise of stock options	5,000	—	19	—	—	19
Acquisition of treasury stock	—	—	—	—	(151)	(151)
Fractional shares redeemed in connection with reverse stock split	(3,694)	—	—	—	—	—
Net loss	—	—	—	(8,350)	—	(8,350)

Balance, December 31, 1999	6,267,485	$38	$37,050	$(20,312)	$(151)	$16,625
Common stock issued for acquisition of Atossa HealthCare, Inc.	600,000	3	2,450	—	—	2,453
Value of warrants issued in connection with equity financing agreement	—	—	100	—	—	100
Compensation related to stock options	—	—	34	—	—	34
Shares issued in connection with exercise of stock options	13,000	—	44	—	—	44
Net loss	—	—	—	(9,691)	—	(9,691)

Balance, December 31, 2000	6,880,485	$41	39,678	$(30,003)	$(151)	$9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	91	3,509
Compensation related to stock options	—	—	145	—	—	145
Net loss	—	—	—	(9,232)	—	(9,232)

Balance December 31, 2001	9,555,519	$57	52,732	(39,235)	(60)	13,494

     See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,

	2001	2000	1999

Operating activities:
Net loss	$(9,232)	$(9,691)	$(8,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development cost	—	2,300	—
Compensation expense related to stock options	145	34	—
Value of warrants issued in connection with equity financing agreement	—	100	—
Depreciation and amortization	846	732	384
Changes in assets and liabilities:
Accounts and other receivables	962	(239)	1,249
Inventories	89	105	111
Prepaid expenses and other assets	7	322	(271)
Accounts payable	(95)	(1,411)	1,434
Royalties payable	(477)	(177)	67
Accrued expenses and other liabilities	386	63	57

Net cash used in operating activities	(7,369)	(7,862)	(5,319)

Investing activities:
Additions to property and equipment	(143)	(593)	(3,031)
Purchase of short-term investments-acquisitions	—	—	(3,986)
Proceeds of short-term investments-redemptions	—	3,986	—
Cash received upon acquisition of Atossa HealthCare, Inc.	—	29	—

Net cash provided by (used in) investing activities	(143)	3,422	(7,017)

Financing activities:
Net proceeds from issuance of private placement of common shares	9,507	—	—
Redemption of common shares	—	—	(395)
Purchase of treasury stock	—	—	(151)
Exercise of stock options	1,741	44	19
Proceeds from exercise of warrants	1,768	—	—

Net cash provided by (used in) financing activities	13,016	44	(527)

Net increase (decrease) in cash and cash equivalents	5,504	(4,396)	(12,863)
Cash and cash equivalents—beginning	6,256	10,652	23,515

Cash and cash equivalents—ending	$11,760	$6,256	$10,652

Supplemental disclosure of cash flow information
Capital lease obligation incurred	36	—	—

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2001

Note 1 — Business and Basis of Presentation

     Business

     Historically, our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

     We have an accumulated deficit of $39.2 million as of December 31, 2001. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners (note 9) and, to a lesser extent, from sales of manufactured product.

     We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

     Change in Classification

     In fiscal 2001, we changed our presentation of revenue received under our license agreement with Schwarz Pharma on Nascobal. Revenue from the sale of Nascobal to Schwarz Pharma and royalties from Schwarz Pharma’s sale of the product are reflected as “revenues from manufactured product” in the accompanying consolidated statements of operations. Previously, Nascobal royalty income was included in “license fee and royalty income” and sales of Nascobal were included in “product sales”. Prior year amounts have been reclassified to reflect the new classification.

     Working Capital

     As of December 31, 2001, we have $10.4 million of working capital. In the past, we received significant revenues from royalties for Stadol NS. The U.S. patent on Stadol® NS™ expired in August 2001 and we no longer receive royalties for product sold in the U.S. The Company will continue to receive royalties for product sold in Canada and Puerto Rico through March 2003. The amount of royalties we will continue to receive has been significantly reduced. As discussed in note 13, we entered into a equity line of credit that will allow us to issue during a 3-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. If we are unable to raise adequate working capital in fiscal 2002, we would be required to curtail or reduce our research and development efforts.

Note 2 — Summary of Significant Accounting Policies and Related Matters

     (a)  Principles of Consolidation

     The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and its wholly owned subsidiary, Atossa HealthCare, Inc. All inter-company balances and transactions have been eliminated in consolidation. The Company operates in one segment and utilizes a platform of drug discovery technologies and development capabilities to discover and develop nasally administered formulations of prescription pharmaceuticals.

     (b)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     (c)  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and money market funds. At December 31, 2001 and 2000, cash equivalents totaled $11.7 million and $6.3 million, respectively.

     (d)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist principally of raw materials.

     (e)  Intangible Assets

     Goodwill is amortized on a straight-line basis over 3 years. Goodwill amortization totaled $57,000 in 2001 and $24,000 in 2000 related to the acquisition of Atossa HealthCare, Inc. that occurred in fiscal year 2000. This amortization will cease after December 31, 2001, with the adoption of SFAS 142, and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

     As a result of the Company’s R&D programs, the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company’s R&D program have been expensed as incurred. These costs were $221,000 in fiscal 2001.

     (f)  Property and Equipment

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

     (g)  Revenue Recognition

     We have entered into various collaborative arrangements and licensing contracts with other pharmaceutical companies. Under these arrangements and contracts, we generally recognize income from royalties when earned in accordance with the terms of the contracts and related development activities undertaken. Upfront non-refundable fees are generally recognized over the term of the related research collaboration period in accordance with guidance rendered in the Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue in Financial Statements” as amended. Upfront non-refundable fees related to license agreements which require no further involvement of the Company are recognized when received. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the license agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and the amount of revenue recognized during an accounting period is determined by the nature of the contracted provision included in the collaboration agreements. A substantial portion of our revenues for the fiscal year ended December 31, 2001 are derived from licensing agreements with Bristol-Myers Squibb, Schwarz Pharma, and G. Pohl Boskamp. Revenue from sale of Nascobal to Schwarz Pharma is recognized at the time of shipment.

     (h)  Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss presented excludes the effect of common stock equivalents (stock options and warrants) since such inclusion in the computation would be anti-dilutive. Such options and warrants amounted to 2,329,516, 2,130,745, and 1,239,512 for fiscal 2001, 2000, and 1999, respectively.

     (i)  Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. Changes in fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133 the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship. For derivatives designated as cash flow hedges, the change in fair value of the derivative instrument is adjusted to fair value and is reported in other comprehensive income. The Company does not enter into derivative instruments. The impact of adopting SFAS No. 133 did not have any effect on the Company’s consolidated financial statements.

     (j)  Income Taxes

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

     (k)  Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

     (l)  Stock-Based Compensation

     We account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Effective July 1, 1996, we adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the disclosure of pro forma net income and earnings per share as if we adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (see Note 10).

     (m)  Comprehensive Income

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

     (n)  Research and Development Costs

     All research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses. Included in R&D expenses in fiscal 2000 is $2.3 million of in-process R&D acquired in connection with the purchase of Atossa Healthcare’s research business.

     (o)  Fair Value of Instruments

     We consider the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments have short-term maturities.

Note 3 — Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000

Furniture and fixtures	$376	$372
Machinery and equipment	2,332	2,243
Computer equipment	465	392
Leasehold improvements	2,265	2,252

	5,438	5,259
Less accumulated depreciation and amortization	2,483	1,694

Net property and equipment	$2,955	$3,565

Note 4 — Accrued Expenses

     Accrued expenses at December 31, 2001 and 2000 are comprised of (in thousands):

	2001	2000

Accrued payroll and employee benefits	$154	$211
Deferred rent payable	329	263
Reserve for reverse split, note 5	140	140
Other accrued expenses	724	347

	$1,347	$961

Note 5 — Stockholders’ Equity

     (a)  Private Placements

     In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement of 1,017,361 shares of common stock to a group of investors. In connection with the private placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share. As of December 31, 2001, 78,048 warrants issued in connection with these placements have been exercised. The market price at the time the warrants were issued was $5.56 per share.

     In October 2001, we raised approximately $5.0 million in net proceeds through a private placement of 1.1 million shares to a group of institutional investors. The offering to the investors was made at a cash discount to the prevailing market price. The net proceeds will be used to fund ongoing research and development and working capital. In connection with the October 2001 private offering, we granted warrants to purchase 68,000 shares of our common stock to Jesup & Lamont Securities Corporation, a registered broker-dealer, as a placement fee for their services in introducing us to some of the selling stockholders. Jesup & Lamont may exercise its warrants at any time prior to May 11, 2005, at a strike price of $7.50 per share of common stock. We also granted warrants to purchase 100,000 shares of our common stock to Castlebar Enterprises Limited as consideration for Castlebar’s consent under an equity line of credit agreement to the October 2001 offering as well as to all future private offerings of our securities if we sell those securities for cash with registration rights. Castlebar may exercise its warrants at any time prior to July 11, 2003, at a strike price of $10.00 per share of common stock. The market price at the time the warrants were issued was $7.35 per share. As of December 31, 2001, no warrants issued to Jesup & Lamont have been exercised, and all warrants issued to Castlebar were exercised during fiscal year 2001.

     (b)  Reverse Split

     In July 1999, our shareholders approved a 1:100 reverse split of our common stock followed immediately by a 100:1 forward split. We effectuated these transactions on August 17, 1999. The purpose of these transactions is to enable a redemption of odd-lot shares and reduce certain annual administrative costs. As of December 31, 2001, we have redeemed 68,729 of such shares at a cost of $245,743 and subsequently retired these shares. We also acquired 77,000 shares of our common stock in fiscal 1999 at an aggregate cost of $151,000. These shares are being held as treasury stock and are issued to fulfill options exercises in some instances. The balance of treasury shares as of December 31, 2001 was $60,513.

     (c)  Preferred Stock

     We are authorized to issue up to 100,000 shares of preferred stock, the designations, powers, preferences and rights of which may be determined, from time to time, by our Board of Directors. As of December 31, 2001 no preferred stock has been issued.

     (d)  Stockholders Rights Plan

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

Note 6 — Stock Option Plan

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

     The plans provide that options granted there under shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the Incentive Stock Option Plan, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. The plans are administered by our Board of Directors.

     In May 2001, the Board of Directors increased the lives of the option awards granted to Board members upon separation from the Board of Directors from 90 days to 24 months but not beyond the original life of the options. The modification to the vesting caused a new measurement date for the options that resulted in an incremental intrinsic value of $231,000. A charge will be recognized if a separation event occurs; however, no charge will be incurred if the options expire or if the Board members exercise their options before they terminate their services. No charge was recorded for the fiscal year ended December 31, 2001.

Data relating to these plans are as follows:

	Year Ended		Year Ended		Year Ended
	Dec. 31, 2001		Dec. 31, 2000		Dec. 31, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,012,245	$6.00	1,170,512	$4.84	985,750	$5.49
Granted	408,400	7.49	1,163,300	6.79	429,050	3.29
Exercised	(375,046)	4.69	(13,000)	3.37	(5,000)	3.72
Expired	(18,967)	5.63	(103,000)	5.08	(25,000)	3.72
Canceled	—		(135,000)	5.12	—	—
Terminated	(128,756)	4.89	(70,567)	3.26	(214,288)	3.92

Outstanding at end of period	1,897,876	6.66	2,012,245	6.00	1,170,512	4.84

The following table summarizes additional information on our stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted-average
Range of exercise		remaining	Weighted- average		Weighted-average
prices	Number outstanding	contractual life	exercise price	Number exercisable	exercisable price
$ 1.94 – $ 3.63	117,833	1.877	$2.82	110,501	$2.89
$ 4.09 – $ 5.13	631,321	3.192	$4.43	279,795	$4.62
$ 5.50 – $ 8.75	829,722	2.499	$6.58	607,324	$6.02
$12.00 – $15.00	319,000	3.677	$12.80	103,334	$12.87

Totals	1,897,876			1,100,954

Note 7 — Income Taxes

Our net deferred tax assets as of December 31, 2001 and 2000, are estimated as follows (in thousands) :

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	13,429	$10,496
Federal and State tax credits	1,745	1,416
Depreciation & Amortization	1,410	384
Other	218	249

Total deferred tax assets	16,802	$12,545
Valuation allowance	(16,802)	(12,545)

Net deferred taxes	—	—

     A valuation allowance for 2001 and 2000 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

     At December 31, 2001, we have available net operating loss carryforwards for Federal and State income tax reporting purposes of approximately $33,800,000, and have available Federal and State tax credits of approximately

$1,745,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2001 through 2022. Our ability to use such net operating loss and Federal and State tax credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

     During fiscal 2001 and 2000, employee stock options were exercised which result in income tax deductions in the amount of approximately $1 million and $0 respectively. Of these amounts, approximately $1 million and $0 were recognized as deductions for tax purposes in fiscal 2001 and 2000, respectively, and are included in the Company’s available net operating loss carryforwards as of December 31, 2001. The stock options should be credited to additional paid in capital in the period the related tax deduction is taken.

Note 8 — Commitments

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

     In connection with the employment agreement, Dr. Quay was issued 600,000 stock options at exercise prices at or above market, which vest over a three-year period.

(b)  Leases:

     We lease space for our research and development activities and corporate offices under a lease expiring October 31, 2009 and lease manufacturing space under a lease expiring on June 30, 2005. The lease for the manufacturing space has a five year renewal option. We also lease office and lab space on an annual basis at the State University of New York at Stony Brook for the conduct of clinical trials and space in Edmonds, Washington as a result of the merger with Atossa in 2000. This Edmonds lease expires in 2004. The following is a schedule of future minimum lease payments (in thousands):

2002	378
2003	392
2004	423
2005	373
2006	355
Thereafter	1,124

Total	$3,045

     Rental expense for the aforementioned spaces aggregated approximately $352,000, $381,000, and $418,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 9 — Contractual Agreements

     (a)  BMS

     In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay us a royalty based on the net sales of such product (the “BMS Agreement”). We must pay a percentage of these royalties to the UKRF under our separate license agreement with UKRF. The BMS Agreement, which may be terminated by BMS at any time upon 60 days written notice to us, is concurrent with our licensed patent rights to nasal Butorphanol Tartrate. In December 1991, the FDA granted marketing clearance to BMS for this product, which is marketed by BMS as Stadol® NS™ and quarterly royalty payments to us by BMS commenced. During 1997, Stadol® NS™ was classified by the FDA as a Schedule IV substance under the Controlled Substances Act which has negatively affected sales by BMS and royalties to us. In August 2001, the U.S. patent for Butorphanol Tartrate expired and the Company no longer receives royalty payments from BMS for sales in the U.S. The Company continues to receive royalty payments from BMS for sales in Canada and Puerto Rico which approximate $20,000 per quarter. The Company will continue to receive royalties through March 2003 for Canada and Puerto Rico.

     (b)  Schwarz Pharma

     In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal® (Cyanocobalamin, USP) Gel in the U.S. We retained worldwide manufacturing rights and the agreement provided for a fixed manufacturing transfer price to Schwarz Pharma. Pursuant to the agreement we will receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal®. The minimum royalty payment in 1998 was $2 million, and the royalty rate in each subsequent year is based in part, upon sales volume. The minimum royalty expired in December 1998. We also receive revenues from the sale of Nascobal to Schwarz Pharma. Aggregate sales and royalty payments amounted to $996,000 in fiscal 2001, $906,000 in fiscal 2000, and $740,000 in fiscal 1999. Our applicable patent for this product expires in 2005.

     In December 1997, we exclusively licensed to Schwarz Pharma the right to market our intranasal scopolamine gel in the U.S. Under the terms of the agreement, we were to receive royalty and manufacturing payments from Schwarz Pharma. In addition, Schwarz Pharma made research milestone payments to us of $3,750,000 through December 1999 of which $750,000 and $3,000,000 was recognized in the fiscal years ended December 31, 1999 and 1998, respectively,

     In December 1999, we reacquired the marketing rights to intranasal scopolamine from Schwarz Pharma. We made a payment of $250,000 to Schwarz Pharma, which has been reflected as research and development expense for the year ended December 31, 1999. We also agreed to pay one-half of any future consideration received from the sale or license of intranasal scopolamine until Schwarz Pharma receives payments totaling $3,500,000 plus an additional amount for interest that will accrue at a rate of 8.5% per annum beginning December 2000. As any payment to Schwarz Pharma is contingent on whether we will receive proceeds from the future sale or license of intranasal scopolamine, no liability has been recorded for this agreement as of December 31, 2000. As of December 31, 2001, the contingent liability to Schwarz Pharma was $3,797,500.

     (c)  Meda AB

     In September 1997, we entered into an agreement with Meda AB of Göteborg, Sweden (“Meda”), giving Meda the exclusive right to market Nascobal® in Sweden, Denmark, Norway and Finland. As of December 15, 2001 this agreement has been terminated. No amounts have been received under this agreement.

     (d)  Cambridge Laboratories

     In July 1998, we entered into an agreement with Cambridge Laboratories (“Cambridge”), giving Cambridge the exclusive right to market Nascobal® in several European countries, Australia and New Zealand. Pursuant to the agreement, we will receive revenue from the sale of Nascobal® to Cambridge. As of December 31, 2001, no amounts have been received under this agreement.

     (e)  G. Pohl Boskamp

     On August 2, 2001, we licensed to G. Pohl Boskamp GmbH & Co, a German company, our proprietary morphine technology to develop, manufacture, market and sell intranasal morphine products in certain European territories, as defined in the license agreement. Under the licensing agreement, we received an upfront non-refundable fee of $500,000 that is recorded as revenue in the accompanying consolidated statement of operations as the Company has no further involvement with the development of the product. We will receive additional license fees upon the issuance of patents in the European territories, as defined. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe. As of December 31, 2001, no additional fees or royalties have been received.

     (f)  Questcor Pharmaceuticals, Inc.

     In March 1990 Questcor (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) purchased our Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide Agreement”). The Metoclopramide Agreement provides for certain minimum royalties through 2003, and other fees to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. We received $100,000 in 2001 as a minimum royalty under this agreement. Questcor has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopramide HCl was approved for marketing in Italy.

     (g)  Largest Customers

     Our three largest customers accounted for 96% of total revenues in 2001 and our two largest customers accounted for 97% and 98% of total revenues in 2000 and 1999, respectively. These revenues by customer were $1 million, $996,000 and $500,000 in fiscal 2001, $3.1 million and $906,000 in fiscal 2000, $2.9 million and $1.5 million in fiscal 1999. No other customer accounted for more than 10% of revenues, excluding interest and milestone payments.

Note 10 — Stock-Based Compensation

     The per share weighted average fair value of stock options granted during the fiscal years ended December 31, 2001, 2000, and 1999 was $3.71, $2.32, and $1.50, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Dec. 31,

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk free interest rate	3.6%	5.0%	6.0%
Expected stock volatility	86%	71%	53%
Expected option life	5 years	5 years	5 years

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our net loss would have been reported as the pro forma amounts indicated below:

	Year Ended Dec. 31,
	(In thousands, except per share amounts)

	2001	2000	1999
Net loss:
As reported	$(9,232)	$(9,691)	$(8,350)
Pro forma	(10,944)	(10,435)	(9,011)
Net loss per share:
As reported	(1.16)	(1.51)	(1.32)
Pro forma	(1.38)	(1.62)	(1.42)

     Pro forma net income reflects only options granted subsequent to July 1, 1995, the date we adopted SFAS No. 123. Accordingly, the pro forma amounts above do not reflect the full impact of calculating pro forma income since cost of options issued prior to June 30, 1995, which would be amortized over the five year vesting period of the options, was not considered.

     Note 11 — Related Party Transactions

     In 1999, we agreed to provide split-dollar life insurance for our former Chairman of the Board of Directors in consideration for services rendered and in lieu of cash remuneration. Over a 10-year period we will pay $397,000 in premiums. At the end of 15 years, the premiums are to be repaid to us; such repayment being secured by our collateral interest in the insurance policy. For the years ended December 31, 2001, 2000 and 1999, respectively, we recognized

$40,000, $22,000 and $24,000 of expense related to this policy. Upon termination of this policy, the Company will be entitled to the sum of all premiums paid by the Company to keep the policy in effect.

     A member of the Board of Directors provided legal services to us in fiscal 2001 and 2000. Fees earned by this director were $42,000 and $118,000, respectively. A member of our Board of Directors is involved with an affiliated company, Mazier Partners that provided certain business development services for us in fiscal 2000. This firm earned $0 in service fees in fiscal 2001 and $10,000 in fiscal 2000.

Note 12 — Acquisition of Atossa HealthCare, Inc.

     On August 8, 2000 we acquired Atossa HealthCare, Inc. (“Atossa”) for 600,000 shares of our common stock having a fair value of $2,453,000. Atossa is developing a proprietary platform of diagnostics and therapeutics related to women’s healthcare. Atossa’s research and development efforts had been focused principally on the development of a non-invasive diagnostic test for the early detection of breast cancer (the “test kit”). We incurred professional fees of approximately $43,000 resulting in a total acquisition cost of approximately $2.5 million. The acquisition was accounted for under the purchase method of accounting. The only tangible asset acquired in the acquisition of Atossa was $29,000 in cash. The balance of the acquisition cost was allocated to the cost of acquired in-process research and development of $2.3 million and goodwill of $171,000. The goodwill will be amortized on a straight-line basis over a three-year period.

     Atossa commenced operations in November 1999 and had limited activity in calendar year 1999. Our unaudited pro forma results for the year ended December 31, 2000 assuming the merger occurred on January 1, 2000 are as follows (in thousands):

Year Ended
December 31,
2000
Net revenues	$4,785

Net loss	$(10,180)

Basic and diluted loss per share	$(1.50)

Weighted average shares outstanding	6,798

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

Note 13 — Equity Financing Agreement

     On July 11, 2000, we obtained an equity line of credit from an investor pursuant to which we may, at our discretion, issue during a 3-year term up to 1.2 million shares of our common stock to the investor at prices that are discounted from the fair market value on the date of issuance. At our discretion, we may request a draw down under the equity line of credit, with a minimum amount to be drawn down at any one time equal to $250,000 worth of common stock, and the maximum amount determined at the time of the draw down request using a formula in the equity line of credit agreement. At the closing, we issued to the investor and the placement agent a total of 49,500 warrants to purchase our common stock at $5.53 per share and another total of 49,500 warrants may be issued to the same parties in connection with the issuance of common stock related to future utilization of the equity line of credit. The value of the initial warrants issued is $100,000, which has been recorded in general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 31, 2000. We also incurred professional fees expense of $133,000 in connection with the equity line of credit. The cost of the warrants and the professional fees associated with the equity line of credit have been expensed as we are not obligated to draw down any funds under the facility. Originally the equity line of credit agreement limited our ability to sell our securities to third parties at a discount to the market price except in certain situations including an underwritten registered public offering, collaborative transactions, and private placements for no more than 300,000 common shares. The 49,500 warrants issued in connection with the closing in July 2000 were exercised in fiscal year 2001.

     In order to consummate the October 2001 private placement to a group of institutional investors (see Note 5 above), we needed to obtain consent to the private placement from the investor from whom we obtained our equity line of credit agreement. As consideration for the consent to our October 2001 private placement to the investors, as well as to all future private offerings of our securities if we sell those securities for cash with registration rights, we granted the investor warrants to purchase 100,000 shares of our common stock. The investor may exercise its warrants at any time prior to July 11, 2003, at a strike price of $10.00 per share of common stock. The investor exercised their warrants to purchase 100,000 shares of our common stock in fiscal year 2001.

Note 14 — Severance Agreements and Other

     In January 2001 our executive vice president of research and development resigned. We have incurred $127,000 of salary continuation payment and recorded a charge of $145,000 as a result of extending the option period on vested but unexercised stock options on the termination date. These amounts have been recorded in general and administrative expense for the year ended December 31, 2001.

     In March 2001 our vice president of operations resigned. We have incurred $104,500 of salary continuation payments. This amount has been recorded in general and administrative expense for the year ended December 31, 2001.

     In December 2001 our chief financial officer resigned effective as of December 31, 2001. We have incurred approximately $114,000 of salary continuation payments that have been accrued as of December 31, 2001. This amount has been recorded in general and administrative expense for the year ended December 31, 2001.

     In May 2000, the Company’s President and Chief Executive Officer died. We have incurred approximately $284,000 of contractual obligations, which have been paid to the estate of the deceased CEO, including $34,000 as a result of accelerating the vesting of certain stock options, and recorded $284,000 in general and administrative expenses in the year ended December 31, 2000.

Note 15 – Quarterly Financial Data (Unaudited)(in thousands, except per share data)

Fiscal 2001 Quarter Ended	December 31	September 30	June 30	March 31

Total revenues	324	809	753	717
Gross margin from revenue from manufactured product	135	108	202	48

Interest income	65	69	100	88
Net loss	(3,029)	(1,825)	(2,063)	(2,315)
Loss per share – Basic and diluted	$(0.34)	(0.23)	$(0.26)	$(0.33)

Fiscal 2000 Quarter Ended	December 31	September 30	June 30	March 31

Total revenues	1,284	1,160	815	882
Gross margin from revenue from manufactured product	111	169	154	114
Interest income	126	152	165	201
Net loss	(1,269)	(3,996)	(2,252)	(2,174)
Loss per share – Basic and diluted	$(0.19)	$(0.61)	$(0.36)	$(0.35)

Note 16 — Subsequent Event

On February 1, 2002, we entered into a licensing agreement with Pharmacia & Upjohn Company (Pharmacia). Under terms of the agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. The Company retains certain development rights in other therapeutic areas.

The Company has received an upfront payment at signing of $3.0 million and will receive, upon satisfaction of certain future conditions, development and sales milestones totaling an additional $45.0 million. Less than half of the milestone payments will be based on achievement of certain sales levels. Certain additional costs incurred by the Company of up to $3.4 million are reimbursable. Pharmacia will also purchase 250,000 shares of the Company’s common stock for $5.0 million.

Upon commercialization, the Company will receive royalties on product sales that escalate based on sales levels. For the first five years following commercialization, the Company will manufacture certain quantities of nasally administered apomorphine and will receive transfer payments from Pharmacia. Nastech also receives minimum royalties during a portion of the term of the agreement.

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers, directors and senior employees of the Company are as follows:

NAME	AGE	POSITION

Dr. Steven C. Quay	51	President, Chairman and Chief Executive Officer

Dilip M. Worah	51	Chief Science Officer

David E. Wormuth	56	Senior Vice President, Operations

Devin N. Wenig	35	Director

Bruce R. Thaw	49	Director

Grant W. Denison, Jr	52	Director

Dr. Ian R. Ferrier	58	Director

Alvin Katz	72	Director

John V. Pollock	63	Director

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

     Dr. Steven C. Quay. Dr. Quay has been employed by the Company since August 2000 as the Company’s Chairman of the Board, President and Chief Executive Officer. In 1999, Dr. Quay founded and was Chairman, President and CEO of Atossa Healthcare, Inc., which focused on the development of a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women’s health care products. Atossa was acquired by Nastech in August 2000. In 1991, Dr. Quay founded SONUS Pharmaceuticals, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology, where he served as Chief Executive Officer, President and a director until June 1999. In 1984, Dr. Quay founded Salutar, Inc. to develop contrast agents for magnetic resonance imaging. Two pharmaceuticals, OmniScan® and TeslaScan®, were invented by Dr. Quay at Salutar and are now FDA-approved for sale in the United States and other countries. Dr. Quay has authored more than 100 papers in diagnostic imaging, oncology and biochemistry and has received 40 US patents. Dr. Quay is a member of numerous professional societies, including the American Medical Association, the American Society for Biochemistry and Molecular biology, the Society of Magnetic Resonance in Medicine, the American Society for Echocardiology, and the American Institute for Ultrasound Medicine. Dr. Quay graduated from the University of Michigan Medical School, where he received an M.D., M.A. and Ph.D. in Biological Chemistry in 1974 and 1975, respectively. Dr. Quay did post-graduate work in the chemistry department at the Massachusetts Institute of Technology, and received his residency training at the Massachusetts General Hospital, Harvard Medical School. From 1980 to 1986 he was a faculty member at Stanford University School of Medicine.

     Dilip M. Worah. Mr. Worah has been employed by the Company since July 2001 as the Company’s Chief Science Officer. Mr. Worah has been awarded two U.S. patents covering MRI technology and x-ray imaging agents and has published over 22 scientific papers. Prior to joining the Company, Mr. Worah was an independent consultant. From 1992 until 2001, Mr. Worah served as Vice President, Research and Development for SONUS Pharmaceuticals, a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology. In August 1984, Mr. Worah joined Salutar, Inc. as Manager, Biological Sciences. Prior to Salutar, Mr. Worah served as a scientist at Miles Laboratories, a pharmaceutical company. Before joining Miles Laboratories, Mr. Worah served as a manager of research and development at BioRad Laboratories and as a manager of research and development of International Diagnostic Technology, Inc. Mr. Worah graduated from the University of Denver in 1979 where he received a Masters of Science degree in Chemistry.

     David E. Wormuth. Mr. Wormuth has been employed by the Company since March 2001 as the Company’s Senior Vice President, Operations. Prior to joining Nastech, Mr. Wormuth was President of David E. Wormuth & Associates, a consulting firm providing expert consultancy to the pharmaceutical industry in the areas of manufacturing and quality control. From 1992 until 1997, Mr. Wormuth served as Vice President of Operations for SONUS Pharmaceutical, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology. Prior to joining SONUS, Mr. Wormuth spent 5 years in various operational/manufacturing positions with Kabivitrum, a Swedish firm, specializing in emulsion technology and the development of Amino Acids for LVP applications. Prior to Kabivitrum, Mr. Wormuth spent 13 years with Abbott Laboratories in various manufacturing roles until 1987. Mr. Wormuth graduated from Newberry College, Newberry South Carolina in 1967 where he received a Bachelor of Arts degree in History and Political Science.

     Bruce R. Thaw. Mr. Thaw has been a Director of the Company since June 1991. Mr. Thaw is currently the President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. From 1984 to the present Mr. Thaw has served as general counsel to the Company. Mr. Thaw is also a director of SafeNet, Inc., a publicly traded company that designs, manufactures and markets computer network security systems and products, and Amtech Systems, Inc., a publicly traded company engaged in the semi-conductor equipment industry.

     Devin N. Wenig. Mr. Wenig served as Chairman of the Board of Directors of the Company from June 1991 to March 1999 and currently serves as a Director. Mr. Wenig has served as President of Reuters Information since January 2001. Reuters Information is the global division of Reuters that extends from full service information and software applications to internet solutions serving the financial services industry and their clients (2000 Revenue of $2.5 billion). Prior to this role, Mr. Wenig served as Managing Director of Marketing, Reuters Information, Executive Vice President of Marketing, Reuters America, and Senior Vice President of Business Development, Reuters America. He joined Reuters in 1993 as Corporate Counsel, Reuters America. Mr. Wenig serves as a Director of a number of Reuters’ subsidiaries and portfolio companies, including Aether Systems, Inc., Multex.com, Intralinks, Inc., Loan Pricing Corporation, and Sila Communications. Before joining the Reuters organization, Mr. Wenig worked with the firm of Cravath, Swaine & Moore as a Mergers and Acquisitions attorney. There he managed several of their largest global transactions, including leveraged buyouts, hostile transactions and cross-border mergers. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

     Grant W. Denison, Jr. Mr. Denison has been a Director of the Company since 1996. Mr. Denison is currently a venture capitalist and entrepreneur specializing in life sciences. In 2001 he served as interim president and CEO of Genetronics, Inc. From 1997 to 2000 he was the Chairman and CEO of BioMarin Pharmaceutical Inc., a company he co-founded in 1997. Under his leadership, BioMarin raised approximately $69.0 million in private financings and $67.3 million in a July 1999 IPO dual listing on Nasdaq National Market and Swiss New Market exchanges. He also formed a joint venture with Genzyme General to develop and commercialize BioMarin’s lead enzyme replacement product, which has completed pivotal clinical trials. Mr. Denison has 25 years experience in senior management in major pharmaceutical companies. During his ten years at Monsanto/Searle, he served as a member of the executive committees of both companies. As President of Worldwide Consumer Products and Senior Vice President for Business Development at Searle, he was responsible for the general management of Searle’s consumer products business and all pharmaceutical, diagnostics and consumer licensing and business development. He also served as Corporate Vice President, Strategic Planning for Searle’s parent company, Monsanto, during a period of major restructuring and portfolio realignment. In addition, he was President of Searle’s U.S. Pharmaceutical Operations during a period of significant sales and earnings growth in the late 1980’s. Prior to joining Searle, Mr. Denison was Vice President of

International Operations for Squibb Medical Systems and also held a number of management positions during his 13 years at Pfizer, Inc., including Vice President of Pharmaceutical Planning and Business Development from 1980 to 1985. During the course of his career at Pfizer, he formed numerous licensing agreements, acquisitions and strategic alliances. Mr. Denison holds an MBA from Harvard Business School, and he graduated from Colgate University magna cum laude with a bachelor’s degree with High Honors in Mathematical Economics.

     Dr. Ian R. Ferrier. Dr. Ferrier, who was appointed to the Company’s Board of Directors in January 1995, is the founder, President and Chief Executive Officer of Bogart Delafield Ferrier Inc., and has served in such capacity since its inception in 1982. Trained in medicine and pharmacology, Dr. Ferrier has managed and directed pharmaceutical programs and guided the growth of several multinational companies. He has served on the Board of Directors of a number of health care and biotechnical firms, as well as serving as consultant to many of the world’s major pharmaceutical companies. From 1982 to 1987, Dr. Ferrier served as President of McCann Healthcare Inc. From 1982 to 1983, Dr. Ferrier served as Chairman of The Covington Group of Companies, in 1982 as Executive Vice President of TechAmerica Group and from 1979 to 1982, as Vice President of Kalipharma Inc. From 1975 to 1979, Dr. Ferrier served as Chief Executive Officer of the Monadnock Medical Center. Dr. Ferrier received a BSc in Pharmacology from the University of Edinburgh, Edinburgh Scotland; served his residency training in nephrology/clinical pharmacology at Southmead General Hospital, University of Bristol Associated Hospitals, Bristol, England; and his post-graduate internship at the Western General Hospital of the University of Edinburgh Associated Hospitals, Edinburgh, Scotland.

     Alvin Katz. Mr. Katz was appointed to the Board of Directors of the Company in September 1993 and is currently an independent management consultant. Since 1981, he has served as an adjunct professor (retired) of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc., which is engaged in the manufacture of capital equipment in the computer chip manufacturing business and Blimpie International, Inc., which is engaged in fast food franchising. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y. — Baruch School.

     John V. Pollock. Mr. Pollock was appointed to the Company’s Board of Directors in September 1993. Mr. Pollock is presently the Executive Vice President and a member of the Board of Directors of SequoiaBank in Bethesda, Md. From 1975 through the present, he has been a senior banking executive and CEO of other banks in the Washington, D.C. area. From 1991 to the present, Mr. Pollock has served as a director of Frank E. Basil, Inc., a worldwide provider of facilities maintenance, engineering and operations maintenance services. Mr. Pollock has also served as a consultant to the partners of Basil Properties and as President of Nastech-Basil International, Inc., a joint venture between Basil Properties and the Company, which was dissolved in 1993.

Committees Of The Board

     The Company’s Board of Directors has established a Compensation Committee which is comprised of John V. Pollock, Alvin Katz. The purpose of this Committee is to review and approve the compensation of the Company’s officers and to administer and interpret the Company’s stock option plan. The Audit Committee of the Company’s Board of Directors is comprised of and John V. Pollock, Alvin Katz and Devin Wenig. The purpose of this Committee is to review with the Company’s independent auditors the financial controls and practices of the Company and the plans for and results of the audit engagement.

     The Company’s Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 11 -	EXECUTIVE COMPENSATION

     Reference is made to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year for information concerning executive compensation, which information is incorporated herein by reference.

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group, which information is incorporated herein by reference.

ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year for information concerning certain relationships and related transactions, which information is incorporated herein by reference.

PART IV

ITEM 14 -	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Equity Line of Credit Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)
2.1A	Waiver Letter dated January 3, 2001, from Castlebar Enterprises Limited to the Registrant regarding Section 2.1 (f) (ii) of the Equity Line of Credit Agreement. (Filed as Exhibit 2.1A to the Company’s Registration Statement on Form S-2 dated January 12, 2001, as amended, and incorporated herein by reference)
2.2	Registration Rights Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited. (Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-2 dated September 6, 2000 and incorporated herein by reference)
2.3	Escrow Agreement dated as of July 11, 2000, among Registrant, Castlebar Enterprises Limited and Epstein Becker & Green, P.C. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)
2.4	Stock Purchase Warrant dated July 11, 2000, issued to Castlebar Enterprises Limited (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)
2.5	Stock Purchase Warrant dated July 11, 2000, issued to Jesup & Lamont Securities Corporation (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)
2.6	Agreement and Plan of Reorganization dated as of August 8, 2000, among Registrant, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Registrant, and Atossa HealthCare, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789) filed on August 16, 2000, and incorporated herein by reference)
3.1	Articles of Incorporation of Registrant, as amended and filed with the Secretary of State of Delaware on November 8, 1993. (Filed as Exhibit 3A to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
3.2	Amended By-Laws of Registrant. (Filed as Exhibit 3B to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
3.3	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on December 30, 1996. (Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
4.1	Form of Representatives’ Warrant (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)
4.2	Registration Rights Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited (filed as Exhibit 2.2 hereof)
4.3	Rights Agreement dated February 22, 2000 between Registrant and American Stock Transfer & Trust Registrant as Rights Agent. (Filed as Exhibit 1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789) filed on March 16, 2000, and incorporated herein by reference)
4.4	Investment Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference)
4.5	Registration Rights Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference)
10.1	Licensing Agreement with UKRF. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-18, as amended (Commission File No. 2-88605-NY), filed on December 23, 1983, and incorporated herein by reference.)

10.2	Lease for facilities at 45 Davids Drive, Hauppauge, NY. (Filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
10.3	Sublicense Agreement with Bristol-Myers Squibb Co. (Filed as Exhibit 10E to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein as reference.)
10.4	Agreements between Registrant, and RiboGene, Inc. (as successor in interest to Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) (Filed as Exhibit 10D to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein by reference.)
10.5	1995 Agreement between the Registrant and RiboGene, Inc. (Filed as Exhibit 10F to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
10.6	Stock Option Agreements. (Filed as Exhibit 10M to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)
10.7	License Agreement with The DuPont Merck Pharmaceutical Company. (Filed as Exhibit 10N to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)
10.8	Nasal Drug Evaluation and Option Agreement. (Filed as Exhibit 10K to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (Commission File No. 0-13789), and incorporated herein by reference.)
10.9	Evaluation and Option Agreement with the Consumer Health Care Division of Pfizer Inc. (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference)
10.10	Development and License Agreement with DynaGen, Inc. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-2 as amended (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference)
10.11	License and Supply Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10J to the Company’s Financial Report on Form 10Q for the Quarter Ended June 30, 1997 (Commission File No.000-13789), filed on August 14, 1997, and incorporated herein by reference)
10.12	License and Supply Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference)
10.13	License and Supply Agreement with Meda AB. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference)
10.14	License and Supply Agreement with Tzamal Pharma Ltd. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference)
10.15	International Distribution Agreement with Cambridge Selfcare Diagnostics Limited. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference)
10.16	Employment Agreement with Andrew P. Zinzi. (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001 (Commission File No. 000-13789), and incorporated herein by reference)
10.17	Termination and Release Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-137789), and incorporated herein by reference)
10.18	Employment Agreement with Steven C. Quay, M.D., Ph.D., dated August 8, 2000. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (Commission File No. 000-13789), and incorporated herein by reference)
10.19	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, dated October 29, 2001 (Commission File No. 000-13789), and incorporated herein by reference)
10.20	Collaboration and License Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference)

10.21	Supply Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference)
21.1	Subsidiary of Nastech Pharmaceutical Company Inc.
23.1	Consent of Independent Auditors’

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, State of New York, on March 18, 2002.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities on March 18, 2002.

Signature	Title

/s/ Steven C. Quay Steven C. Quay, M.D., Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Randall M. Brock Randall M. Brock	Controller (Acting Principal Accounting and Financial Officer)

/s/ Devin N. Wenig Devin N. Wenig	Director

/s/ Bruce R. Thaw Bruce R. Thaw	Director

/s/ Grant W. Denison Grant W. Denison	Director

/s/ Ian R. Ferrier Dr. Ian R. Ferrier	Director

/s/ Alvin Katz Alvin Katz	Director

/s/ John V. Pollock John V. Pollock	Director