Form 10-Q
period 2002-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2002-05-15
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002

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

Yes  [ x ]          No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
04/24/2002	Common stock — $.006 par value	10,047,591

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
TABLE OF CONTENTS

-i-

PART I – FINANCIAL INFORMATION

     ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2002	2001
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$17,647	$11,760
Accounts receivable	73	71
Royalties, fees and other receivables	1,207	242
Inventories	54	85
Prepaid expenses and other assets	254	162

Total current assets	19,235	12,320

Property and equipment	5,584	5,438
Less: Accumulated depreciation and amortization	2,658	2,483

Property and equipment, net	2,926	2,955

Goodwill	90	90
Other assets	158	75

Total assets	$22,409	$15,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$918	$559
Royalties payable	17	10
Deferred revenue, current portion	1,068	—
Accrued expenses and other current liabilities	1,673	1,347

Total current liabilities	3,676	1,916

Capital lease obligation, net of current portion	30	30
Deferred revenue, net of current portion	1,706	—
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,034,541 and 9,555,519 shares issued at March 31, 2002 and December 31, 2001, respectively	60	57
Additional paid-in capital	59,028	52,732
Accumulated deficit	(42,036)	(39,235)

	17,052	13,554
Less: Treasury stock, at cost; 29,245 and 32,079 shares at March 31, 2002 and December 31, 2001, respectively	55	60

Total stockholders’ equity	16,997	13,494

Total liabilities and stockholders’ equity	$22,409	$15,440

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31

	2002	2001
Revenues:
Revenues from manufactured product	$193	$153
License fee, royalty and research income	1,332	564

Total revenues	1,525	717

Costs and expenses:
Cost of product sales	78	105
Research and development	2,552	2,026
Royalties	7	260
Sales and marketing	375	148
General and administrative	1,374	581

Total costs and expenses	4,386	3,120

Net loss from operations	$(2,861)	$(2,403)
Interest income, net	60	88
Net loss	$(2,801)	$(2,315)

Net loss per common share-basic and diluted	$(0.29)	$(0.33)

Average shares outstanding-basic and diluted	9,711	6,921

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2002 (unaudited) and
For the Year Ended December 31, 2001
(In Thousands, Except Share Data)

	Common Stock		Additional			Total
			Paid-in	Accumulated		Stockholders'
	Shares	Amount	Capital	Deficit	Treasury Stock	Equity

Balance, December 31, 2000	6,880,485	$41	$39,678	$(30,003)	$(151)	$9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	91	3,509
Compensation related to stock options	—	—	145	—	—	145
Net loss	—	—	—	(9,232)	—	(9,232)

Balance December 31, 2001	9,555,519	$57	$52,732	$(39,235)	$(60)	$13,494

Proceeds from the issuance of common shares in connection with private placements, net	250,000	$2	4,998	—	—	5,000
Shares issued in connection with options and warrants	229,022	1	1,298	—	5	1,304
Net loss three months ended March 31, 2002	—	—	—	(2,801)	—	(2,801)

Balance March 31, 2002	10,034,541	$60	$59,028	$(42,036)	$(55)	$16,997

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,

	2002	2001

Operating activities:
Net loss	$(2,801)	$(2,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	211
Compensation related to stock options	—	125
Changes in assets and liabilities:
Accounts and other receivables	(965)	458
Inventories	30	15
Prepaid expenses and other assets	(177)	(125)
Accounts payable	363	(110)
Royalties payable	7	260
Deferred revenue	2,774	—
Accrued expenses and other current liabilities	323	(49)

Net cash used in operating activities	(271)	(1,530)

Investing activities:
Property, equipment and other assets	(146)	(51)

Net cash provided used in investing activities	(146)	(51)

Financing activities:
Private placement of common shares	5,000	3,899
Exercise of stock options and warrants	1,304	153

Net cash provided by financing activities	6,304	4,052

Net increase in cash and cash equivalents	5,887	2,471
Cash and cash equivalents – beginning	11,760	6,256

Cash and cash equivalents – ending	$17,647	$8,727

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto as of and for the year ended December 31, 2001, included in the Company’s 2001 annual report filed on Form 10-K. The consolidated financial statements include the financial statements of Nastech and its wholly owned subsidiary, Atossa HealthCare, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

Note 2 – Business

     Historically, our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration.

     We have an accumulated deficit of $42.0 million as of March 31, 2002. We expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenue, milestone payments, license fees, royalties and manufacturing product sales for us. We have financed our operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product.

     We face certain risks and uncertainties regarding future profitability that arise from our ability to obtain additional funding, protection of patents and property rights, uncertainties regarding our technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

     As of March 31, 2002 we have $15.6 million of working capital. In February 2002 we entered into a collaboration and license agreement with Pharmacia & Upjohn Company that provides for approximately $48 million in upfront and milestone payments, royalties on product sales, and a $5 million equity investment (Note 4). In July 2000, we entered into an equity line of credit that will allow us to issue during a three-year term up to 1.2 million shares of common stock to an investor that are discounted from the fair market value on the date of issuance. In the past, we received significant revenues from royalties for Stadol®NS™. The patent on Stadol®NS™ expired in August 2001 that has resulted in the discontinuance of royalties for Stadol®NS™ in the United States that has had an adverse effect on revenues and operating results. The Company recognized $15,000 of Stadol®NS™ royalties in the quarter ended March 31, 2002 as compared to $530,000 in the quarter ended March 31, 2001. We believe that our current cash position, the milestone payments and stock sale proceeds we have and will receive from Pharmacia and the funds that can be drawn down under the equity line of credit will provide us with adequate working capital through at least September 30, 2003. In the event these sources do not provide us with adequate working capital, we would be required to curtail or reduce our research and development efforts.

Note 3 – Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 2.8 million and 2.7 million at March 31, 2002 and 2001, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 — Product Licensing Agreement

     On February 1, 2002, we entered into a licensing agreement with Pharmacia & Upjohn Company. Under the terms of the licensing agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. We retain development rights in other therapeutic areas. We received an upfront payment at signing in February 2002 of $3.0 million, an additional upfront payment of $2.0 million upon the transfer of the apomorphine IND to Pharmacia in April 2002 and, Pharmacia purchased 250,000 shares of our common stock for $5.0 million in March 2002. Upon satisfaction of some future conditions, we will receive development and sales milestones totaling an additional $43.0 million. Less than half of the total milestone payments under the agreement will be based on achievement of certain sales levels. The upfront payments will be amortized over the estimated development period on a straight-line basis through February 2004. During the quarter ended March 31, 2002, the Company recognized $226,000 of revenue related to the $3.0 million upfront payment received in February 2002.

     The balance of the upfront payment of approximately $2.8 million has been reflected as deferred revenue in the accompanying balance sheet. The development milestone payments will be recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period, if and when such milestones are received. The sales milestones will be recognized principally when the sales criteria is met.

     The estimated development period and estimated research and development costs will be reassessed each quarter. Increases or decreases in the estimated development period and / or estimated costs will result in the upfront and milestone payments being recognized over longer or shorter periods of time.

     Pharmacia has agreed to reimburse the Company for certain research and development cost for activities conducted by the Company since the execution of the license agreement in February 2002. During the quarter ended March 31, 2002, the Company recorded a receivable of $1,066,000 due from Pharmacia, included in royalties, fees and other receivables, and recorded research income in the same amount. Pharmacia will continue to reimburse the Company its research and development costs until it assumes the full development efforts for apomorphine.

     Pharmacia will also reimburse the Company approximately $2.5 million for additional costs that we will incur in connection with the licensing agreement. Upon commercialization, we will receive royalties on product sales that increase based on sales levels. The agreement also provides for minimum royalties during the nine years following the one year anniversary of the launch of the product. For the first five years following launch of the product, we will manufacture nasally administered apomorphine that will be sold to Pharmacia.

Note 5 – Related Party Transaction

     We pay certain monthly expenses incurred by a company that is owned primarily by our Chief Executive Officer. The company provides us a laboratory facility for certain research and development work. During the periods ending March 31, 2002 and 2001, we incurred rent of approximately $7,800 and $7,600, respectively, that is associated with this company.

     A member of the Board of Directors provides legal services to us. Fees earned by this director were $35,500 and $10,500, respectively, in the three-month periods ending March 31, 2002 and 2001, respectively.

Note 6 – Adoption of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires annual evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortized approximately $14,000 per quarter of goodwill related to the acquisition of Atossa HealthCare, Inc. that occurred in year 2000. The Company has adopted SFAS 141 and 142 effective January 1, 2002 and determined that the goodwill of $90,000 was not impaired. The Company will conduct an annual assessment of goodwill impairment on an annual basis. The proforma loss and loss per share for the quarter ended March 31, 2001 excluding goodwill amortization of $14,000 is $2,301,000 and $0.33 loss per share, respectively

     SFAS No.144. “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company financial statements from the adoption of this statement.

Note 7 – Subsequent Event

     In April 2002, we entered into an operating lease agreement to expand our office, laboratory and manufacturing space in Bothell, Washington. The Company will relocate its corporate headquarters to Bothell. Occupancy of the 27,000 square foot facility will begin in June and continue through the end of 2002. The lease term is approximately 10 years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term. The Company will take a one-time charge of approximately $250,000 for the write down of leasehold improvements in its Adams Avenue facility in the second quarter of 2002.

     On May 2, 2002 the Company and its President, Steven C. Quay, M. D., Ph. D., reached agreement on an amendment and restatement of Dr. Quay’s employment agreement, dated August 2000. In connection with this amended and restated employment agreement, Dr. Quay was granted 900,000 stock options, subject to approval by the stockholders of the Company on or before July 31, 2002, of the Nastech Pharmaceutical Company, Inc. 2002 Stock Option Plan, at exercise prices at or above market, which vest between May 2, 2002 and January 1, 2006. The amended and restated agreement extends the termination date of Dr. Quay’s employment agreement to December 31, 2005.

Note 8 – Income Taxes

     At March 31, 2002, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $36 million, net of expired carryforwards, and has available research and development credit carryforwards for federal income tax reporting of approximately $1.4 million, which are available to offset future taxable income, if any. The Company’s ability to use these net operating loss and research and development credit carryforwards is limited by change of control provisions under Section 382 of the Internal Revenue Code.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenues increased by $808,000, or 112%, to $1.5 million primarily as a result of research and development activities that are being reimbursed by Pharmacia offset by a decline in royalty income from Bristol-Myers Squibb on sales of Stadol®NS™. Revenue recorded as a result of the Pharmacia agreement executed in February 2002 contributed $1.3 million of revenues of which $226,000 is related to the recognition of an upfront payment and the balance of $1,066,000 represents the reimbursement of development costs incurred on intranasal apomorphine as discussed in Note 4. Royalty income from BMS decreased $516,000, or 97%, to $15,000. The patent on Stadol®NS™ expired in August 2001, which has resulted in the discontinuance of royalties for Stadol®NS™ in the U.S. The discontinuance of royalties has had an adverse effect on revenues and operating results.

     Total revenues from Schwarz Pharma on Nascobal® including sales of product and royalties were $193,000 compared to $153,000 in 2001. The increase resulted from a larger product batch manufactured and shipped by us partially offset by a decrease in royalty income from licensee sales.

     Total costs and expenses increased by $1.3 million, or 41%, to $4.4 million in 2002. The change arises primarily from:

     Cost of product sales decreased by $27,000, or 25%, to $78,000, primarily as a result of the write-off of costs in 2001 associated with a production batch of Nascobal failing product release standards.

     Research and development expense increased by $526,000, or 26%, to $2.6 million as a result of expenses incurred on the development activities for our intranasal apomorphine product since the execution of the Pharmacia license agreement in February 2002.

     Royalty expense decreased by $253,000, or 97%, to $7,000 as a result of the discontinuance of royalties for Stadol®NS™ in the U.S. due to patent expiration in August 2001, which reduces the royalty payable to the University of Kentucky Research Foundation (“UKRF”) under a separate agreement between the Company and UKRF. Royalty expenses increase or decrease approximately in proportion to royalty income associated with Stadol®NS™.

     Sales and marketing costs increased $227,000, or 153%, to $375,000 primarily from consulting fees paid in conjunction with introduction to, and negotiations with Pharmacia.

     General and administrative expense increased $793,000, or 136%, to $1.4 million primarily as a result of legal and consulting costs resulting from negotiations with Pharmacia prior to executing the license agreement and recruiting costs to identify a Chief Financial Officer. Certain sales and marketing costs have been reclassified as general and administrative expenses for the periods presented.

     Interest income decreased by $26,000, or 29%, to $62,000 as a result of decreases in prevailing market rates of interest.

Liquidity and Capital Resources

     At March 31 2002, our liquidity included cash and cash equivalents of $17.6 million compared to $11.8 million at December 31, 2001. We have an accumulated deficit of $42.0 million and expect operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufacturing product sales for us. Upfront payments from our agreement with Pharmacia have totaled $3 million in the three months ended March 31, 2002. An additional upfront payment of $2 million was received in April 2002. These payments have been recorded as deferred revenue and will be recognized as current income ratably during the development period at approximately $626,000 per quarter through February 2004. The estimated development period will be reassessed each quarter. Increases in the estimated development period will result in the upfront and milestone payments being recognized over a longer period of time. The remaining development milestone payments will be recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period, if and when such milestones are received. The sales milestones will be recognized principally when the sales criteria are met. The timing of the recognition of the milestone payments will possibly create large variations in quarterly income until royalties from product sales reach a stable level and milestone payments eventually cease. We have financed our operations primarily through the sale of common stock and warrants in the public market and also through revenues resulting from royalties provided by our collaborative partners and, to a lesser extent, from sales of manufactured product. Accounts, royalties and fee receivables at March 31, 2002 consist principally of receivables pursuant to the BMS, Schwarz Pharma, Questcor, and Pharmacia agreements.

     At March 31, 2002, we have $15.6 million of working capital. In the past, we received significant royalties for Stadol®NS™, which were discontinued effective August 2001 with the expiration of an underlying patent. This event has adversely affected the recording of revenue and contribution to operations.

     In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance.

     We believe that our current cash position, including cash received under the agreement with Pharmacia and the funds that can be drawn down under the equity line will provide us with adequate working capital through at least September 30, 2003. In the event they do not provide us with adequate working capital, we may be required to curtail or reduce our research and development activities.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     None

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2002 the Company sold 250,000 shares of common stock to Pharmacia & Upjohn Company for $5 million. The capital will be used to fund ongoing research and development and working capital. The private placement was conducted in accordance with the terms of Regulation D promulgated under the Securities Act and was therefore exempt from registration under the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 – OTHER INFORMATION

     On March 21, 2002, the Company announced in a press release that it had reported positive interim results from a Phase I clinical trial of its intranasal formulation of Interferon beta-1a, an FDA approved injection-only drug indicated for treatment of multiple sclerosis. The Phase I pharmacokinetic, pharmacodynamic, safety and tolerance study demonstrated the successful nasal delivery of Interferon beta-1a. The Company believes that additional research may provide multiple sclerosis patients with an easy-to-use, non-invasive alternative to injectable Interferon beta.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No.

10.26	Lease Agreement dated April 23, 2002, between the Company and Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC, and J. Alexander’s LLC.
10.27	Amended and Restated Employment Agreement dated May 2, 2002 between the Company and Steven C. Quay, M.D., Ph.D.

(b)	Reports on Form 8-K

On February 20, 2002, the Company filed a Current Report on Form 8-K, dated February 1, 2002, reporting a collaboration and license agreement between the Company and Pharmacia & Upjohn Company for the development and marketing of the Company’s proprietary nasally administered apomorphine product for the treatment of erectile dysfunction and female sexual dysfunction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Hauppauge, State of New York, on May 14, 2002.

NASTECH PHARMACEUTICAL COMPANY INC

By: /s/ Steven C. Quay Steven C. Quay, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By: /s/ Randall Brock Randall Brock Controller (Acting Principal Financial and Accounting Officer)