Form 10-Q
period 2002-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2002-08-14
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2658569 (I.R.S. Employer Identification No.)

3450 Monte Villa Parkway, Bothell, WA (Address of principal executive offices)	98021 (Zip Code)

Registrant’s telephone number, including area code: (425) 908-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

July 31, 2002	Common stock — $.006 par value	10,157,259

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

-i-

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS
Current assets:
Cash and cash equivalents	$18,694	$11,760
Accounts receivable, net	92	71
Royalties, fees and other receivables	950	242
Inventories	68	85
Prepaid expenses and other assets	301	162

Total current assets	20,105	12,320

Property and equipment	6,495	5,438
Less: Accumulated depreciation and amortization	2,992	2,483

Property and equipment, net	3,503	2,955

Goodwill	90	90
Security deposits and other assets	785	75

Total assets	$24,483	$15,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,265	$563
Current portion of capital lease obligations	22	6
Deferred revenue — current	1,253	—
Accrued expenses and other current liabilities	2,199	1,347

Total current liabilities	4,739	1,916

Capital lease obligation, net of current portion	160	30
Deferred revenue — non current	2,895	—
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,145,692 and 9,555,519 shares issued at June 30, 2002 and December 31, 2001, respectively	61	57
Additional paid-in capital	61,629	52,732
Accumulated deficit	(43,501)	(39,235)

	18,189	13,554
Less: Treasury stock, at cost; 23,911 and 32,079 shares at June 30, 2002 and December 31, 2001, respectively	45	60

Deferred Compensation	1,455	—

Total stockholders’ equity	16,689	13,494

Total liabilities and stockholders’ equity	$24,483	$15,440

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Revenues from manufactured product	$184	$322	$378	$475
Research revenue, license fee and royalty income	3,472	431	4,803	995

Total revenues	3,656	753	5,181	1,470

Costs and expenses:
Cost of product sales	78	120	155	225
Research and development	2,895	1,823	5,447	3,849
Royalties	1	193	9	453
Sales and marketing	281	131	656	299
General and administrative	1,953	649	3,326	1,210

Total costs and expenses	5,208	2,916	9,593	6,036

Net loss from operations	(1,552)	(2,163)	(4,412)	(4,566)
Net interest income	86	100	146	188
Net loss	$(1,466)	$(2,063)	$(4,266)	$(4,378)

Net loss per common share — basic and diluted	$(0.15)	$(0.26)	$(0.43)	$(0.59)

Basic and diluted weighted average number of shares of common stock outstanding	10,057	7,797	9,885	7,362

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002 (unaudited) and
For the Year Ended December 31, 2001
(In Thousands, Except Share Data)

	Common Stock		Additional				Total
			Paid-in	Accumulated	Treasury	Deferred	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Comp	Equity

Balance, December 31, 2000	6,880,485	$41	$39,678	$(30,003)	$(151)	—	$9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	91	—	3,509
Non-cash compensation related to stock options	—	—	145	—	—	—	145
Net loss for the year ended December 31, 2001	—	—	—	(9,232)	—	—	(9,232)

Balance December 31, 2001	9,555,519	$57	$52,732	$(39,235)	$(60)	—	$13,494

Proceeds from the issuance of common shares in connection with private placements, net	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	340,173	2	1,907	—	15	—	1,924
Non-cash compensation related to stock options	—	—	1,992	—	—	(1,455)	537
Net loss for the six months ended June 30, 2002	—	—	—	(4,266)	—	—	(4,266)

Balance June 30, 2002	10,145,692	$61	$61,629	$(43,501)	$(45)	$(1,455)	$16,689

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(4,266)	$(4,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options	537	145
Depreciation and amortization	509	422
Changes in assets and liabilities:
Accounts and other receivables	(729)	517
Inventories	17	29
Prepaid expenses and other assets	(849)	73
Accounts payable	724	82
Deferred revenue	4,148	—
Accrued expenses and other liabilities	846	(312)

Net cash provided by (used in) operating activities	937	(3,422)

Investing activities:
Property and equipment	(907)	(65)

Net cash used in investing activities	(907)	(65)
Financing activities:
Payments on capital lease obligations	(20)	—
Private placements of common shares	5,000	4,549
Exercise of stock options and warrants	1,924	281

Net cash provided by financing activities	6,904	4,830

Net increase in cash and cash equivalents	6,934	1,343
Cash and cash equivalents — beginning	11,760	6,256

Cash and cash equivalents — ending	$18,694	$7,599

Supplemental disclosures of cash flow information:
Capital lease obligation incurred	$150	—

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

     The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2001, included in the Company’s 2001 annual report filed on Form 10-K. The consolidated financial statements include the financial statements of Nastech and its wholly owned subsidiary, Atossa HealthCare Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results for a full year.

Note 2 — Business

     Historically, the business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, the Company seeks to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

     The Company has an accumulated deficit of $43.5 million as of June 30, 2002. The Company expects operating losses in the foreseeable future as it continues research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for the Company. The Company has financed its operations primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by it’s collaborative partners and, to a lesser extent, from sales of manufactured product.

     The Company faces certain risks and uncertainties regarding future profitability that arise from its ability to obtain additional funding, protection of patents and property rights, uncertainties regarding its technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

     As of June 30, 2002, the Company has $15.4 million of working capital. In February 2002, the Company entered into a collaboration and license agreement with Pharmacia & Upjohn Company (“Pharmacia”) that provides for approximately $48 million in upfront and milestone payments, royalties on product sales, and a $5 million equity investment (Note 4).

     In July 2000, the Company entered into an equity line of credit that will allow the Company to issue during a three-year term up to 1.2 million shares of common stock to an investor at a per share issuance price that is discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated.

     In the past, the Company received significant revenues from royalties for Stadol®NS™. The patent on Stadol®NS™ expired in August 2001 which has resulted in the discontinuance of royalties for Stadol®NS™ in the United States which has had an adverse effect on the Company’s revenues and operating results. The Company recognized $6,810 of Stadol®NS™ royalties in the quarter ended June 30, 2002 as compared to $398,000 in the quarter ended June 30, 2001.

     The Company believes that its current cash position, the milestone payments it may receive from Pharmacia and the funds that can be drawn down under the equity line of credit will provide it with adequate working capital through at least December 31, 2003. In the event these sources do not provide it with adequate working capital, the Company would be required to curtail or reduce its research and development efforts or raise additional funds from new investors or the public markets.

Note 3 — Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 3.3 million and 2.8 million at June 30, 2002 and 2001, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 — Product Licensing Agreement

     On February 1, 2002, the Company entered into a collaboration and license agreement with Pharmacia. Under the terms of the agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. The Company retains development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and has received an additional upfront payment of $2.0 million for transfer of the apomorphine IND to Pharmacia in April 2002. Pharmacia purchased 250,000 shares of the Company’s common stock for $5.0 million in March 2002. In addition, the Company received $2.0 million in June 2002 for achieving certain other development milestones. Upon satisfaction of some future conditions, the Company may receive development and sales milestones totaling an additional $41.0 million. Less than half of the total milestone payments under the agreement will be based on achievement of certain sales levels. The $5.0 million in upfront payments is being amortized over the estimated development period on a straight-line basis through February 2004. During the quarter ended June 30, 2002, the Company recognized $626,382 of revenue related to these upfront payments. The balance of the upfront payments of approximately $4.1 million has been reflected as deferred revenue in the accompanying balance sheet.

     The development milestone payments are recognized as revenue based on the “percentage of completion method,” whereby the actual product research and development costs incurred to date are compared to the estimated total of such costs to be incurred over the entire development period, if and when such milestones are received. Based on the incurred research and development costs to date, the milestone payment in the amount of $2.0 million was recognized as revenue in the second quarter of 2002. The sales milestones will be recognized principally when the sales criteria are met.

     The estimated development period and estimated research and development costs will be reassessed each quarter. Increases or decreases in the estimated development period and/or estimated costs will result in the upfront and milestone payments being recognized over longer or shorter periods of time.

     Pharmacia has agreed to reimburse the Company for certain research and development costs for activities conducted by the Company since the execution of the license agreement on February 1, 2002. During the quarter ended June 30, 2002, the Company recorded a receivable of $790,000 due from Pharmacia, included in royalties, fees and other receivables, and recorded research revenue in the same amount. Pharmacia is required to continue to reimburse the Company its research and development costs until Pharmacia assumes the full development efforts for apomorphine.

     Pharmacia will also reimburse the Company approximately $2.5 million for additional costs that the Company will incur in connection with the collaboration and license agreement. Upon commercialization, the Company will receive royalties on product sales that increase based on sales levels. The agreement also provides for minimum royalties during the nine years following the one year anniversary of the launch of the product. For the first five years following launch of the product, the Company will manufacture nasally administered apomorphine that will be sold to Pharmacia.

     On July 15, 2002, Pfizer, Inc. announced its intention to acquire Pharmacia Corporation, of which Pharmacia & Upjohn Company is a subsidiary. The Company and Pharmacia each have the right to terminate the collaboration and license agreement under certain conditions. Although management believes that the collaboration and license agreement with Pharmacia will continue, there can be no assurances that the agreement will not be terminated in the future whether or not Pfizer completes its acquisition of Pharmacia.

Note 5 — Employment agreements

     On May 2, 2002 the Company extended the employment term of its chief executive officer through 2005. In connection with the extension, the Company granted its CEO 800,000 options at $12.94 per share that vest at the rate of 200,000 per year over four years beginning in May 2002. The Company’s stockholders approved the option plan that included the CEO options on June 6, 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by the stockholders resulted in compensation expense of $2.0 million that will be recognized as expense over the vesting period. The expense recognized in the second quarter of 2002 is $537,316 and is included in general and administrative expense. The $1.5 million balance of the expense will be recognized at $117,497 per quarter through the third quarter 2005.

     The Company hired a chief financial officer in May 2002. Under terms of the employment agreement dated April 30, 2002, the Company extended a short-term loan on June 13, 2002 in the amount of $150,000 with an annual interest rate equal to the prime rate of 4.75% to assist him in relocation. The loan and all accrued interest on the loan was paid in full by the chief financial officer to the Company on July 29, 2002.

Note 6 — Capital Lease Obligation

     In April 2002 the Company entered into a capital lease agreement with GE Capital Corporation, which will allow it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3 or 4 year U.S. treasury note plus 5.85%. The application of the 3 or 4 year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of June 30, 2002, the Company has drawn approximately $71,700 and $77,000 from the available lease line at rates of 9.54% and 9.96%, respectively.

Note 7 — Notice of Termination to Schwarz Pharma

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. whereby Schwarz Pharma agreed to promote, market, sell and distribute the Company’s product, Nascobal® (the “Nascobal Agreement”). On June 28, 2002, the Company served a Demand for Arbitration to the American Arbitration Association (the “AAA”) under the terms of the Nascobal Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell Nascobal in the marketplace in breach of the terms of the Nascobal Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the Arbitration Demand, the Company is requesting legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. The AAA is expected to empanel a set of arbitrators shortly to hear the dispute. Year-to-date revenues from the Nascobal Agreement have been $378,000. As a result of the Company’s dispute with Schwarz Pharma, its future revenues derived from Nascobal may be reduced and its related legal expenses may be increased.

Note 8 — Adoption of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires annual evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company amortized approximately $14,000 per quarter of goodwill related to the acquisition of Atossa HealthCare, Inc. that occurred in year 2000. The Company has adopted SFAS 141 and 142 effective January 1, 2002 and determined that the goodwill of $90,000 was not impaired. The Company will conduct an assessment of goodwill impairment on an annual basis. The proforma loss and loss per share for the quarter ended June 30, 2001, excluding goodwill amortization of $14,000, was $2,049,000 and $0.33 loss per share, respectively. The pro forma loss per share for the six months ended June 30, 2001, excluding goodwill amortization of $28,000, was $4,350,000 and $0.59 per share, respectively.

     SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company’s financial statements from the adoption of this statement.

     In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, a liability for an exit costs was recognized at the date of an entity’s commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if we were to commit to further exit plans subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

Note 9 — Other Items

     In April 2002, the Company entered into an operating lease agreement to expand its office, laboratory and manufacturing space in Bothell, Washington. In June 2002 the Company began relocating its corporate headquarters and certain manufacturing facilities to Bothell. The Company’s transition to the 27,000 square foot facility will continue through the end of 2002. The lease term is approximately ten years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term.

     As a result of the Company’s transition to Bothell and it’s related vacating of a portion of it’s Adams Avenue facility in Hauppauge, New York (the “New York Facility”), the Company anticipates taking a one-time charge for the pro rata portion of the remaining rent obligation under the lease term before the end of 2002. The amount of the charge is expected to be approximately $250,000. In addition, the Company has reassessed the useful life of the pro rata portion of the leasehold improvements to the New York Facility and as a result has increased the second quarter amortization by $138,000.

Note 10 — Related Party Transaction

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its chief executive officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the six months ended June 30, 2002 and June 30, 2001, the Company paid rent of approximately $17,800 and $15,200, respectively.

     A member of the Company’s board of directors provides legal services to the Company. Fees earned by this director were $51,500 and $30,750, respectively, in the six-month periods ending June 30, 2002 and June 30, 2001.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements about (i) the Company’s operating losses in the foreseeable future as it continues it’s research toward the development of commercial products; (ii) the Company’s future revenues; (iii) the Company’s recognition of milestone payments over different time periods in the future and the resulting effects on its reported quarterly revenues; (iv) the Company’s future borrowings under its capital lease agreement with GE Capital Corporation; (v) the Company’s expected one-time accounting charge related to its Hauppauge, New York facility; (vi) the Company’s existing equity line of credit; (vii) the effect on the Company’s future revenues and expenses of its existing contract dispute with Schwarz Pharma Inc.; and (viii) the effect of the pending acquisition of Pharmacia Corporation by Pfizer, Inc. on the Company’s existing collaboration and license agreement with Pharmacia. Forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to: (i) the Company’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) the Company’s ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company’s ability to attract and/or maintain its key officers and employees and manufacturing, sales, distribution and marketing partners; (iv) the Company’s ability to develop and commercialize its products before its competitors; and (v) the Company’s ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to its research and development program. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K.

Critical Accounting Policies

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, it is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses its most critical accounting policies which are those that are most important to the portrayal of its financial condition and results of operations and which require its most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of what the Company believes are the Company’s most critical accounting policies:

     The Company has entered into various licensing contracts with other pharmaceutical companies. Under these contracts, the Company generally recognizes revenue from royalties at the time of product sale by the licensee. Royalty payments will vary based on the level of sales reported by the licensees, Bristol-Meyers Squibb and Schwarz Pharma. In addition, with the expiration of the U.S. patent covering Stadol® NS™ in August 2001 and the expiration of the international patent in April, 2002, the Company’s royalty revenue from Bristol-Meyers Squibb decreased substantially and will not be a significant source of revenue in the future. The patent covering the Schwarz Pharma royalty expires in 2005. The Company also recorded revenue from sale of Nascobal to Schwarz Pharma at the time of shipment.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on the part of the Company are recognized upon receipt. Milestone payments are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period.

     The Company’s most significant application of this revenue policy, to date, is the $3 million and $2 million in upfront fees received from Pharmacia in February 2002 and April 2002, respectively, which are being amortized over the estimated development period on a straight-line basis through February 2004. An additional $2 million milestone payment received in June 2002 was recognized in full based upon the percentage of actual costs incurred to date to the estimated total of costs to be incurred over the development period. The estimated development period is subject to change based upon the continuous monitoring of current research data and the projections for the remaining development period. If the expected term is changed, this would impact the term over which the remaining deferred revenue would be recognized.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

     All of the Company’s research and development costs are charged to operations as incurred. The Company’s research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect research-related overhead expenses.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues increased by $2.9 million or 385%, to $3.7 million primarily as a result of a $2.0 million milestone payment from Pharmacia and research and development activities that are being reimbursed by Pharmacia, both of which are offset by a decline in royalty income from Bristol-Myers Squibb on sales of Stadol®NS™. Total revenues from Schwarz Pharma on Nascobal® were $184,000, a decrease of 43%, compared to $322,000 in 2001.

     Total costs and expenses increased by $2.3 million, or 79%, to $5.2 million in 2002. The increase resulted from several factors. Research and development expenses increased by $1.1 million, or 59%, to $2.9 million primarily as a result of increased operating expenses resulting from development work on apomorphine, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and increased patent costs in support of the Company’s R&D intellectual property portfolio.

     Royalty expense decreased by $192,000, or 99%, to $1,000 as a result of the decrease in sales of Stadol®NS™ by BMS and the related decrease in the Company’s royalty payable to UKRF. Generally, the Company’s royalty expenses have increased or decreased in proportion to royalty income associated with Stadol®NS™.

     General and administrative expenses increased $1.3 million, or 200%, to $1.9 million principally as a result of $537,000 of compensation expense related to stock options issued in connection with extending the Company’s chief executive officer’s employment agreement, recruiting and relocation expenses resulting from hiring a chief financial officer, expenses related to upgrading computer systems, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and general legal expenses.

     Sales and marketing costs increased $150,000, or 115%, to $281,000 primarily from increased advertising and promotional spending on Nascobal®.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues increased by $3.7 million, or 252%, to $5.2 million primarily as a result of a $2.0 million milestone payment from Pharmacia and research and development activities that are being reimbursed by Pharmacia, both of which were offset by a decline in royalty income from Bristol-Myers Squibb (“BMS”) on sales of Stadol®NS™. Revenue recorded as a result of the Pharmacia agreement executed in February 2002 contributed $4.7 million of revenues which included $852,163 related to the recognition of upfront payments over the development period, a $2.0 million milestone payment and $1.9 million for reimbursement of development costs incurred on intranasal apomorphine as discussed in Note 4 to the Company’s financial statements. Royalty income from BMS decreased $912,000, or 98%, to $21,501. The patents on Stadol®NS™ expired in August 2001 in the U.S. and April 2002 internationally, which has resulted in the discontinuance of royalties for Stadol®NS™. The discontinuance of royalties has had an adverse effect on the Company’s revenues and operating results.

     Total revenues from Schwarz Pharma on Nascobal® including sales of product and royalties decreased $97,000, or 20% to $378,000 compared to $475,000 in 2001. The decrease resulted from lower unit sales to Schwarz Pharma and a corresponding decrease in royalty income from Schwarz Pharma sales. On June 28, 2002, the Company served a Demand for Arbitration to the AAA under the terms of the Nascobal Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell Nascobal in the marketplace in breach of the terms of the Nascobal Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the Arbitration Demand, the Company is requesting legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. The AAA is expected to empanel a set of arbitrators shortly to hear the dispute. As a result of the Company’s dispute with Schwarz Pharma, the Company’s future revenues derived from Nascobal may be reduced and its related legal expenses may be increased.

     Total costs and expenses increased by $3.6 million, or 59%, to $9.6 million in 2002. The increase resulted from several factors as discussed below. Cost of product sales decreased by $70,000, or 31%, to $155,000, primarily as a result of a decrease in the number of Nascobal® orders placed by Schwarz Pharma.

     Research and development expenses increased by $1.6 million, or 42%, to $5.4 million as a result of expenses incurred in the development activities for the Company’s intranasal apomorphine product since the execution of the Pharmacia collaboration and license agreement in February 2002, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and increased patent costs in support of the Company’s R&D intellectual property portfolio.

     Royalty expenses decreased by $444,000, or 98%, to $9,000 as a result of the discontinuance of royalties for Stadol®NS™ due to U.S. patent expiration in August 2001 and international patent expiration in April 2002, which reduces the royalty payable by the Company to the University of Kentucky Research Foundation (“UKRF”) under a separate agreement between the Company and UKRF. Royalty expenses increase or decrease approximately in proportion to royalty income associated with Stadol®NS™.

     Sales and marketing costs increased $357,000, or 119%, to $656,000 primarily from consulting fees paid in conjunction with introduction to and negotiations with Pharmacia and increased advertising and promotional spending on Nascobal®.

     General and administrative expenses increased $2.1 million, or 175%, to $3.3 million primarily as a result of legal and consulting costs resulting from negotiations with Pharmacia prior to executing the license agreement, recruitment and relocation costs for the Company’s new chief financial officer and the charge resulting from the Company’s recognition of compensation expenses for stock options granted to the Company’s chief executive officer in conjunction with the Company’s extension of his employment agreement through 2005. The Company also incurred additional expenses related to the upgrading of the Company’s computer systems, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and general legal expenses. In addition, certain investor relation’s costs previously included in sales and marketing costs in fiscal 2001, have been reclassified as general and administrative expenses to conform to the fiscal 2002 presentation. Amounts reclassified were $78,338 and $135,868, in the three and six-month periods ending June 30, 2001, respectively.

     Net interest income decreased by $42,000, or 22%, to $146,000 as a result of decreases in prevailing market rates of interest.

Liquidity and Capital Resources

     At June 30, 2002, the Company’s sources of liquidity included cash and cash equivalents of $18.7 million compared to $11.8 million at December 31, 2001. The Company has an accumulated deficit of $43.5 million and expects operating losses in the foreseeable future as it continues its research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufacturing product sales for the Company.

     Upfront payments from the Company’s agreement with Pharmacia have totaled $5.0 million in the six months ended June 30, 2002. In addition the Company received a milestone payment of $2.0 million from Pharmacia in June 2002 in recognition of it meeting certain development milestones.

     The Company has financed its operations primarily through the sale of common stock and warrants in the public market and also through revenues received as royalties from its collaborative partners and, to a lesser extent, from sales of manufactured product. Accounts, royalties and fee receivables at June 30, 2002 consist principally of receivables pursuant to the Schwarz Pharma and Pharmacia agreements and its Metoclopramide Agreement with Questcor.

     At June 30, 2002, the Company had $15.4 million of working capital. In the past, the Company received significant royalties for Stadol®NS™, which were largely discontinued effective August 2001 with the expiration of underlying patents. International patents for Stadol®NS™ expired in April 2002. These events have adversely affected the Company’s revenues and results of operations.

     In April 2002 the Company entered into a capital lease agreement with GE Capital Corporation, which will allow it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3 or 4 year U.S. treasury note plus 5.85%. The application of the 3 or 4 year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of June 30, 2002, the Company has drawn approximately $71,700 and $77,000 from the available lease line at rates of 9.54% and 9.96%, respectively.

     In July 2000, the Company entered into an equity line of credit agreement with an investor. Under the equity line, the Company has the option, at its discretion, to issue during a three-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated.

     In April 2002, the Company entered into an operating lease agreement to expand its office, laboratory and manufacturing space in Bothell, Washington. In June 2002 the Company began relocating its corporate headquarters and certain manufacturing facilities to Bothell. The Company’s transition to the 27,000 square foot facility will continue through the end of 2002. The lease term is approximately ten years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term.

     As a result of the Company’s transition to Bothell and its related vacating of a portion of its Adams Avenue facility in Hauppauge, New York (the “New York Facility”), the Company anticipates taking a one-time charge for the pro rata portion of the remaining rent obligation under the lease term before the end of 2002. The amount of the charge is expected to be approximately $250,000. In addition, the Company has reassessed the useful life of the pro rata portion of the leasehold improvements to the New York Facility and as a result has increased the second quarter amortization by $138,000.

     The Company believes that its current cash position, the milestone payments it may receive from Pharmacia and the funds that can be drawn down under the equity line will provide it with adequate working capital through at least December 31, 2003. In the event they do not provide the Company with adequate working capital, the Company may be required to curtail or reduce its research and development activities or raise additional funds from new investors or in the public markets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly rated investment grade commercial paper and money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. regarding Schwarz Pharma’s duties to promote, market, sell and distribute the Company’s product, Nascobal (the “Nascobal Agreement”). On June 28, 2002, the Company served a Demand for Arbitration to the American Arbitration Association (the “AAA”) under the terms of the Nascobal Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell Nascobal in the marketplace in breach of the terms of the Nascobal Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the Arbitration Demand, the Company is requesting legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. The AAA is expected to empanel a set of arbitrators shortly to hear the dispute.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 2002, the Company’s stockholders approved the following proposals at its Annual Meeting of Stockholders:

1)	The election of the following seven (7) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

	Votes FOR	Votes WITHHELD

Dr. Steven C. Quay	7,830,286	47,609
Devin N. Wenig	7,828,286	49,609
John V. Pollock	7,751,086	126,809
Bruce R. Thaw	7,751,086	126,809
Dr. Ian R. Ferrier	7,751,086	126,809
Grant W. Denison, Jr.	7,830,286	47,609
Alvin Katz	7,830,286	47,609

2)	The appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2002:

Votes FOR:	7,841,391
Votes AGAINST:	30,174
Votes ABSTAINING:	6,330

3)	The adoption of the Company’s 2002 Stock Option Plan (the “2002 Plan”) and the reservation of 1,400,000 shares of its common stock for issuance under the 2002 Plan:

Votes FOR:	3,200,059
Votes AGAINST:	315,648
Votes ABSTAINING:	41,352
Broker non-votes	4,320,836

ITEM 5 — OTHER INFORMATION

     On July 15, 2002, Pfizer, Inc. announced its intention to acquire Pharmacia. Nastech and Pharmacia both have the right to terminate the license agreement under certain conditions. Although the Company believes that its existing collaboration and license agreement with Pharmacia will continue in accordance with the terms of the agreement, there can be no assurances that the agreement will not be terminated in the future, whether or not the acquisition of Pharmacia by Pfizer occurs.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K:

10.28	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan

10.29	Employment Agreement with Gregory L. Weaver, dated April 30, 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 12, 2002.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Gregory L. Weaver

Gregory L. Weaver, CPA Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.28	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan

10.29	Employment Offer Letter to Gregory L. Weaver, dated April 20, 2002

99.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.