Form 10-Q
period 2002-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2002-11-15
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3450 Monte Villa Parkway, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)

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

Yes [✓] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 14, 2002	Common stock - $ .006 par value	10,190,686

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

     Items 2, 3 and 4 have not been included as they are not applicable.

-i-

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$14,110	$11,760
Accounts receivable, net	—	71
Royalties, fees and other receivables	419	242
Inventories	122	85
Prepaid expenses and other assets	159	162

Total current assets	14,810	12,320

Property and equipment	7,322	5,438
Less: Accumulated depreciation and amortization	3,360	2,483

Property and equipment, net	3,962	2,955

Goodwill	90	90
Security deposits and other assets	798	75
Intangible Assets — net	8,870	—

Total assets	$28,530	$15,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,665	$563
Accrued expenses and other liabilities — current portion	1,497	1,347
Capital lease obligations — current portion	110	6
Note payable — current portion	2,750	—
Deferred revenue — current portion	2,506	—

Total current liabilities	8,528	1,916

Capital lease obligation, net of current portion	309	30
Note payable, net of current portion	4,500	—
Other liabilities	490	—
Deferred revenue	1,015	—

Total liabilities	14,842	1,946

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,190,686 and 9,555,519 shares outstanding at September 30, 2002 and December 31, 2001, respectively	61	57
Additional paid-in capital	61,877	52,732
Deferred Compensation	(1,337)	—
Accumulated deficit	(46,908)	(39,235)

	13,693	13,554
Less: Treasury stock, at cost; 2,812 and 32,079 shares outstanding at September 30, 2002 and December 31, 2001, respectively	5	60

Total stockholders’ equity	13,688	13,494

Total liabilities and stockholders’ equity	$28,530	$15,440

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:
Revenues from manufactured product	$115	$218	$493	$693
Research revenue, license fee and royalty income	1,870	591	6,673	1,586

Total revenues	1,985	809	7,166	2,279

Costs and expenses:
Cost of product sales	—	110	155	335
Research and development	3,258	1,691	8,706	5,540
Royalties	—	24	9	477
Sales and marketing	223	153	516	452
General and administrative	1,982	725	5,670	1,938

Total costs and expenses	5,463	2,703	15,056	8,742

Net loss from operations	(3,478)	(1,894)	(7,890)	(6,463)
Net interest income	71	69	217	257

Net loss	$(3,407)	$(1,825)	$(7,673)	$(6,206)

Net loss per common share-basic and diluted	$(0.34)	$(0.23)	$(0.77)	$(0.82)

Basic and diluted weighted average number of shares of common stock outstanding	10,148	8,016	9,974	7,582

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(7,673)	$(6,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	655	145
Depreciation and amortization	877	636
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	(106)	901
Inventories	(37)	51
Prepaid expenses and other assets	(720)	117
Accounts payable	1,102	46
Royalties payable	—	(270)
Deferred revenue	3,521	—
Accrued expenses and other liabilities	579	(80)

Net cash used in operating activities	(1,802)	(4,660)

Investing activities:
Property and equipment	(1,483)	(120)
Purchase of license agreement	(1,559)	—

Net cash used in investing activities	(3,042)	(120)

Financing activities:
Payments on capital lease obligations	(18)	—
Private placements of common shares	5,000	4,549
Exercise of stock options and warrants	2,212	1,124

Net cash provided by financing activities	7,194	5,673

Net increase in cash and cash equivalents	2,350	893
Cash and cash equivalents — beginning of period	11,760	6,256

Cash and cash equivalents — end of period	$14,110	$7,149

Supplemental disclosures of non cash investing and financing activities:
Capital lease obligation incurred	$401	$37
Purchase of license agreement financed by note payable	$7,250	—

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002 (unaudited) and
For the Year Ended December 31, 2001

	Common Stock		Additional				Total
			Paid-in	Accumulated		Deferred	Stockholders'
	Shares	Amount	Capital	Deficit	Treasury Stock	Comp	Equity

Balance, December 31, 2000	6,880,485	$41	$39,678	$(30,003)	$(151)	—	$9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	91	—	3,509
Non-cash compensation related to stock options	—	—	145	—	—	—	145
Net loss for the year ended December 31, 2001	—	—	—	(9,232)	—	—	(9,232)

Balance December 31, 2001	9,555,519	$57	$52,732	$(39,235)	$(60)	—	$13,494

Proceeds from the issuance of common shares in connection with private placements, net	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	385,167	2	2,155	—	55	—	2,212
Non-cash compensation related to stock options	—	—	1,992	—	—	(1,337)	655
Net loss for the nine months ended September 30, 2002	—	—	—	(7,673)	—	—	(7,673)

Balance September 30 2002	10,190,686	$61	$61,877	$(46,908)	$(5)	$(1,337)	$13,688

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

     The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results for a full year.

Note 2 — Business

     Historically, the business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, the Company seeks to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

     The Company had an accumulated deficit of $46.9 million as of September 30, 2002. The Company expects operating losses to continue in the foreseeable future as it continues research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for the Company. The Company has financed its operations primarily through the sale of common stock in private placements and in the public market and also through revenues resulting from royalties provided by its collaborative partners and, to a lesser extent, from sales of manufactured product.

     The Company faces certain risks and uncertainties regarding future profitability that arise from its ability to obtain additional funding, protection of patents and property rights, uncertainties regarding its technologies, competition and technological change, government regulations including the need for product approvals, and attracting and retaining key officers and employees.

     As of September 30, 2002, the Company had $6.3 million of working capital. In February 2002, the Company entered into a collaboration and license agreement with Pharmacia & Upjohn Company (“Pharmacia”) that provides for approximately $48 million in upfront and milestone payments, royalties on product sales, and a $5 million equity investment (Note 4).

     In July 2000, the Company entered into an equity line of credit that will allow the Company to issue during a three-year term up to 1.2 million shares of common stock to an investor at a per share issuance price that is discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated. This agreement expires on June 30, 2003.

     In the past, the Company received significant revenues from royalties for Stadol®NS™. The patent on Stadol®NS™ expired in August 2001 which has resulted in the discontinuance of royalties for Stadol®NS™ in the United States which has had an adverse effect on the Company’s revenues and operating results. The Company recognized no royalties from Stadol®NS™ in the quarter ended September 30, 2002 as compared to $59,000 in the quarter ended September 30, 2001.

     On September 30, 2002, the Company purchased all of Schwarz Pharma’s rights, title and interests in and to the existing license agreement for Nascobal® by and between the Company and Schwarz Pharma. In the past, the Company sold Nascobal® to Schwarz Pharma and received a royalty from Schwarz Pharma on its sales. The Company will now use a contract distributor and a contract sales organization to sell Nascobal® for the Company’s account. No manufactured product was sold to Schwarz Pharma in the quarter ended September 30, 2002.

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

Note 3 — Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 3.3 million and 2.9 million shares at September 30, 2002 and 2001, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 — Product Licensing Agreement

     On February 1, 2002, the Company entered into a collaboration and license agreement with Pharmacia & Upjohn Company (Pharmacia). Under the terms of the agreement, Pharmacia receives exclusive, worldwide rights to develop and market nasally administered apomorphine for the treatment of male and female sexual dysfunction and will manage and fund all future development in these indications. The Company retains development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional upfront payment of $2.0 million for transfer of the apomorphine IND to Pharmacia in April 2002. Pharmacia purchased 250,000 shares of the Company’s common stock for $5.0 million in March 2002. In addition, the Company received and recognized as revenue $2.0 million in June 2002 and $1.0 million in September 2002 for achieving certain other development milestones. Upon satisfaction of some future conditions, the Company may receive development and sales milestones totaling an additional $40.0 million. Less than half of the total milestone payments under the agreement will be based on achievement of certain sales levels. The $5.0 million in upfront payments is being amortized over the estimated development period on a straight-line basis through February 2004. During the three and nine months ended September 30, 2002, the Company recognized $626,382 and $1.5 million respectively, of revenue related to these upfront payments. The balance of the upfront payments of approximately $3.5 million has been reflected as current and long term deferred revenue in the accompanying balance sheet.

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

     The estimated development period and estimated research and development costs will be reassessed each quarter. Increases or decreases in the estimated development period and/or estimated costs will result in the upfront and milestone payments being recognized over longer or shorter periods of time on a prospective basis.

     Pharmacia has agreed to reimburse the Company for certain research and development costs for activities conducted by the Company since the execution of the license agreement on February 1, 2002. During the three and nine months ended September 30, 2002, the Company recognized revenue of $218,000 and $2.1 million respectively, all of which is included in research revenue, license fee and royalty income. Pharmacia is required to continue to reimburse the Company for its research and development costs until Pharmacia assumes the full development efforts for apomorphine.

     Pharmacia will also reimburse the Company approximately $2.5 million for additional costs that the Company will incur in connection with the collaboration and license agreement. During the nine months ended September 30, 2002, the Company recognized revenue of $32,000, all of which is included in research revenue, license fee and royalty income. Upon commercialization, the Company will receive royalties on product sales that increase based on sales levels. The agreement also provides for minimum royalties during the nine years following the one-year anniversary of the launch of the product. For the first five years following launch of the product, the Company will manufacture nasally administered apomorphine that will be sold to Pharmacia.

     On July 15, 2002, Pfizer, Inc. announced its intention to acquire Pharmacia Corporation, of which Pharmacia & Upjohn Company is a subsidiary. The Company and Pharmacia Corporation each have the right to terminate their collaboration and license agreement under certain conditions and there can be no assurances that the agreement will not be terminated in the future whether or not Pfizer completes its acquisition of Pharmacia Corporation.

Note 5 — Employment agreements

     On May 2, 2002 the Company extended the employment term of its chief executive officer through 2005. In connection with the extension, the Company granted its CEO an option to purchase 800,000 shares of common stock at an exercise price of $12.94 per share. The option vests at the rate of 200,000 per year over four years beginning in May 2002. The Company’s stockholders approved the option plan that included the CEO options on June 6, 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by the stockholders resulted in compensation expense of $2.0 million that will be recognized as expense over the vesting period. During the three and nine months ended September 30, 2002, the Company recognized expense of $117,947 and $655,263, respectively. This amount is included in general and administrative expense. The $1.34 million balance of the expense will be recognized at $117,497 per quarter through the third quarter 2005.

     The Company hired a chief financial officer in May 2002. Under terms of his employment agreement dated April 30, 2002, the Company extended a short-term loan on June 13, 2002 in the amount of $150,000 with an annual interest rate equal to the prime rate of 4.75% to assist him in relocation. The loan and all accrued interest on the loan was paid in full by the chief financial officer to the Company on July 29, 2002.

Note 6 — Capital Lease Obligation

     In April 2002 the Company entered into a capital lease agreement with GE Capital Corporation, which will allow it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3 or 4 year U.S. treasury note plus 5.85%. The application of the 3 or 4-year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of September 30, 2002, the Company has drawn approximately $191,921 and $208,712 from the available lease line at rates of 9.54% and 9.96%, respectively.

Note 7 — Notice of Termination to Schwarz Pharma and Purchase of License Agreement

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. whereby Schwarz Pharma agreed to promote, market, sell and distribute the Company’s product, Nascobal® (the “Nascobal Agreement”). On June 28, 2002, the Company served a Demand for Arbitration to the American Arbitration Association (the “AAA”) under the terms of the Nascobal Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell

Nascobal in the marketplace in breach of the terms of the Nascobal Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the arbitration demand, the Company requested legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. Year-to-date revenues from the Nascobal Agreement have been $493,000.

     On September 30, 2002 the Company purchased all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Nascobal Agreement. Under the acquisition agreement, Schwarz Pharma relinquishes its rights to receive any consideration from Nastech from a second-generation dosage form of Nascobal® as well as any consideration upon the future sale or license of intranasal scopolamine. Cancellation of the scopolamine agreement relieves the Company of a contingent liability of approximately $4.0 million.

     The transaction was accounted for as an asset purchase. Under terms of the agreement, Nastech will pay Schwarz a total of $8.75 million and withdraw the demand with the AAA. Costs associated with the transaction were approximately $59,000. The $8.87 million valuation of all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Nascobal Agreement was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant and consists of the Schwarz License and Supply Agreement. Nastech will amortize the purchase price over 10 years, which represents the estimated economic life of the product.

     Nastech made an upfront payment of $1.5 million to Schwarz at the closing on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note will be repaid in semi-annual installments over a four-year period plus interest at 7.50% per annum on any outstanding balance. The Company granted a security interest to Schwarz Pharma in certain assets that relate specifically to Nascobal, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment.

     The Company will repay the note according to the following schedule: (a) on March 31, 2003: the lesser of (i) twenty percent (20%) of Nascobal net sales (“Net Sales”) for the preceding six-month period, or (ii) $1,375,000; (b) on September 30, 2003: an amount equal to: (i) the greater of $2,750,000 or twenty percent (20%) of Net Sales for the preceding twelve-month period; (ii) minus the amount paid by the Company on March 31, 2003; (c) on March 31, 2004: the lesser of: (i) twenty percent (20%) of Net Sales for the preceding six-month period, or (ii) $1,000,000; (d) on September 30, 2004: an amount equal to: (i) the greater of $2,000,000 or twenty percent (20%) of Net Sales for the preceding twelve-month period; (ii) minus the amount paid by the Company on March 31, 2004; (e) on March 31, 2005: the lesser of: (i) twenty percent (20%) of Net Sales for the preceding six-month period, or (ii) $625,000; (f) on September 30, 2005: an amount equal to: (i) the greater of $1,250,000 or twenty percent (20%) of Net Sales for the preceding twelve-month period; (ii) minus the amount paid by the Company on March 31, 2005; (g) on March 31, 2006: the lesser of: (i) twenty percent (20%) of Net Sales for the preceding six-month period, and (ii) 50% of the remaining unpaid portion of the loan amount; and (h) on September 30, 2006: an amount equal to the remaining unpaid portion of the loan amount (after taking into account all payments made pursuant to the above schedule), plus any remaining accrued but unpaid interest thereon; provided that in no event shall the aggregate principal payments made by the Company exceed the original loan amount.

     Nastech and Schwarz Pharma will share the financial liability for return of Nascobal units sold by Schwarz Pharma prior to September 30, 2002. Schwarz Pharma will be responsible for 84% and Nastech 16% of the aggregate value of all returns with an aggregate value up to $379,000. Nastech’s contingent liability under this arrangement is $60,640, which was recorded as an increase in the purchase price of the asset. Nastech is responsible for all returns in excess of $379,000 in the aggregate.

     In addition, in October the Company purchased the remaining units of Nascobal inventory from Schwarz Pharma for $136,000, its original purchase price of such inventory from Nastech. The inventory will be recorded at fair value totaling $319,000 in accordance with purchase accounting rules. Nastech will prepare the product for sale under Nastech’s name.

     The Company has contracted with Cardinal Healthcare, Inc. and its subsidiaries to distribute, market and sell Nascobal in the U.S. effective October 1, 2002.

Note 8 — Adoption of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires annual evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company amortized approximately $14,000 per quarter of goodwill related to the acquisition of Atossa HealthCare, Inc. that occurred in year 2000. The Company has adopted SFAS 141 and 142 effective January 1, 2002 and determined that the goodwill of $90,000 was not impaired. The Company will conduct an assessment of goodwill impairment on an annual basis. The pro forma loss and loss per share for the quarter ended September 30, 2001, excluding goodwill amortization of $14,000, was $1,811,000 and $0.23 loss per share, respectively. The pro forma loss per share for the nine months ended September 30, 2001, excluding goodwill amortization of $42,000, was $6,164,000 and $0.81 per share, respectively.

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

Note 9 — Other Items

     In April 2002, the Company entered into an operating lease agreement to expand its office, laboratory and manufacturing space in Bothell, Washington. In June 2002, the Company began relocating its corporate headquarters and certain manufacturing facilities to Bothell. The Company’s transition to the 27,000 square foot facility will continue through the end of 2002. The lease term is approximately ten years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term with annual lease expense of approximately $908,000 when full occupancy is achieved.

     As a result of the Company’s transition to Bothell and its related vacating of a portion of its Adams Avenue facility in Hauppauge, New York (the “New York Facility”), the Company anticipates taking a one-time charge for the pro rata portion of the remaining rent obligation under the lease term before the end of 2002. The amount of the charge is expected to be approximately $250,000. In addition, the Company has reassessed the useful life of the pro rata portion of the leasehold improvements to the New York Facility. Additional amortization of $159,000 and $297,000 was expensed during the three and nine-month periods ended September 30, 2002, respectively.

Note 10 — Related Party Transaction

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its chief executive officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the nine months ended September 30, 2002 and September 30, 2001, the Company paid rent of approximately $26,800 and $22,800, respectively.

     A member of the Company’s board of directors provides legal services to the Company. Fees earned by this director were $70,250 and $41,250, respectively, in the nine-month periods ending September 30, 2002 and September 30, 2001.

Note 11 — Subsequent Event

     On October 16, 2002, the Board of Directors of the Company, in order to allow for a more orderly distribution of shares on the market, voted in favor of extending the expiration date for all options held by certain members of the Board of Directors expiring in June or August 2003 to 10 years after the date of the original grant. Directors who do not hold any affected options unanimously approved these changes. The new option expiration dates will be June 1, 2005 and August 27, 2008, respectively. A charge of $612,000 will be recorded in general & administrative expense in October 2002.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements about (i) the Company’s operating losses in the foreseeable future as it continues its research toward the development of commercial products; (ii) the Company’s future revenues; (iii) the Company’s recognition of milestone payments over different time periods in the future and the resulting effects on its reported quarterly revenues; (iv) the Company’s future borrowings under its capital lease agreement with GE Capital Corporation; (v) the Company’s expected accounting charge related to its Hauppauge, New York facility; (vi) the Company’s existing equity line of credit; (vii) the effect on the Company’s future revenues and expenses as a result of acquiring from Schwarz Pharma all of its rights and interests under the license agreement for Nascobal®; (viii) the effect of the Company’s repurchase of Nascobal®; and (ix) the effect of the pending acquisition of Pharmacia Corporation by Pfizer, Inc. on the Company’s existing collaboration and license agreement with Pharmacia. Forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to: (i) the Company’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) the Company’s ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company’s ability to attract and/or maintain its key officers and employees and manufacturing, sales, distribution and marketing partners, (iv) the Company’s ability to develop and commercialize its products before its competitors, and (v) the Company’s ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to its research and development program. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K.

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

     The Company has entered into various licensing contracts with other pharmaceutical companies. Under these contracts, the Company generally recognizes revenue from royalties at the time of product sale by the licensee. Royalty payments have varied based on the level of sales reported by the licensees, Bristol-Myers Squibb and Schwarz Pharma. In addition, with the expiration of the U.S. patent covering Stadol® NS™ in August 2001 and the expiration of the international patent in April, 2002, the Company’s royalty revenue from Bristol-Myers Squibb (“BMS”) decreased substantially and will not be a significant source of revenue in the future. As a result of the Company’s purchase of the license agreement for Nascobal® from Schwarz Pharma, the Company will no longer be receiving a royalty from Schwarz Pharma, but expects to receive income from its own direct sales of Nascobal®. The Company believes the economic life of the product to be 10 years.

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

     The Company’s most significant application of this revenue policy, to date, is the $3 million and $2 million in upfront fees received from Pharmacia in February 2002 and April 2002, respectively, which are being amortized over the estimated development period on a straight-line basis through February 2004. An additional $2 million milestone payment received in June 2002 and an additional $1.0 million milestone payment received in September 2002 were recognized in full based upon the percentage of actual costs incurred to date to the estimated total costs to be incurred over the development period. The estimated development period is subject to change based upon the continuous monitoring of current research data and the projections for the remaining development period. If the expected term were changed, this would impact the term over which the remaining deferred revenue would be recognized.

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent the Company achieves profitability such deferred tax allowance would be reversed at that time.

     All of the Company’s research and development costs are charged to operations as incurred. The Company’s research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect research-related overhead expenses.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues increased by $1.2 million or 145%, to $2.0 million primarily as a result of a $1.0 million milestone payment, $626,000 in revenue recognition of upfront payments and reimbursement of research and development activities under the collaboration and license agreement with Pharmacia. This income is offset by a decline in royalty income from BMS on sales of Stadol®NS™ of $59,000. In addition, total royalty revenues from Schwarz Pharma for Nascobal® were $115,000, a decrease of 47%, compared to $218,000 in 2001. There were no product sales to Schwarz Pharma in the quarter ended September 30, 2002, a decline of $87,000 or 100% compared to the same period in 2001. The Company anticipated its purchase of all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Nascobal Agreement in September. Product scheduled to ship to Schwarz Pharma was held at the Company which resulted in no cost of goods being recorded.

     On September 30, 2002 the Company purchased all of Schwarz Pharma’s rights, title and interests arising under or by virtue of the existing Nascobal license and supply agreement with Schwarz Pharma (the “Nascobal Agreement”). Under terms of the acquisition agreement, Nastech will pay Schwarz a total of $8.75 million and dismiss the pending arbitration proceeding related to the Nascobal Agreement. As consideration for the purchase, Nastech made an upfront payment of $1.5 million to Schwarz on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma, which is secured by a security interest in the purchased assets.

     Total costs and expenses increased by $2.7 million, or 102%, to $5.5 million in 2002. The increase resulted from several factors. Research and development expenses increased by $1.6 million, or 93%, to $3.3 million primarily as a result of increased operating expenses resulting from development work on the Company’s intranasal apomorphine product, additional amortization of leasehold improvements resulting from the plan to vacate a portion of its Adams Avenue facility in Hauppauge, New York ( the “New York Facility”), costs associated with occupying and outfitting the new laboratory space in Bothell and increased clinical costs for products in development.

     There was no royalty expense in the quarter ended September 30, 2002, compared to $24,000 for the previous year’s quarter. This reduction was primarily a result of the Company no longer receiving a royalty on sales Stadol®NS™ and the related decrease in the Company’s royalty payable to University of Kentucky Research Foundation (“UKRF”). Generally, the Company’s royalty expenses have increased or decreased in proportion to royalty income associated with Stadol®NS™. There was no cost of product sales in the quarter ended September 30, 2002, compared to $110,000 in the previous year’s quarter, as the Company had no product sales during the quarter ended September 30, 2002.

     General and administrative expenses increased $1.3 million, or 173%, to $2.0 million principally as a result of $118,000 of non-cash compensation expenses related to stock options issued in connection with extending the Company’s chief executive officer’s employment agreement, relocation expenses for moving staff from New York to Washington of $195,000, costs associated with occupancy of the new space in Bothell of $192,000, and general legal expenses of $164,000. The Company may incur increased legal and related expenses in connection with the Company’s business development efforts.

     Sales and marketing costs increased $70,000, or 46%, to $223,000 primarily from spending on marketing costs for Nascobal® during the period.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenues increased by $4.9 million, or 214%, to $7.2 million primarily as a result of $3.0 million in milestone payments and $1.5 million in recognition of upfront payments from Pharmacia, and research and development activities that are being reimbursed by Pharmacia which were offset by a decline in royalty income from BMS on sales of Stadol®NS™. Revenue recorded as a result of the Pharmacia collaboration and license agreement contributed $6.6 million of revenues which included $1.5 million related to the recognition of upfront payments over the development period, $3.0 million in milestone payments and $2.1 million for reimbursement of development costs incurred on intranasal apomorphine as discussed in Note 4 to the Company’s financial statements. Royalty income from BMS decreased $966,000, or 98%, to $21,501. The patents on Stadol®NS™ expired in August 2001 in the U.S. and April 2002 internationally, which has resulted in the discontinuance of royalties for Stadol®NS™.

     Total revenues from Schwarz Pharma on Nascobal® including sales of product and royalties decreased $200,000, or 29% to $493,000 compared to $693,000 in 2001. The decrease resulted from lower unit sales to Schwarz Pharma and a corresponding decrease in royalty income from Schwarz Pharma sales.

     Total costs and expenses increased by $6.3 million, or 72%, to $15.0 million in 2002. The increase resulted from several factors as discussed below. Cost of product sales decreased by $180,000, or 54%, to $155,000, primarily as a result of a decrease in the number of Nascobal® orders placed by Schwarz Pharma and the Company’s purchase of all of Schwarz Pharma’s rights, title and interests arising under or by virtue of the Nascobal® Agreement on September 30, 2002.

     Research and development expenses increased by $3.2 million, or 57%, to $8.7 million as a result of expenses incurred in the development activities for the Company’s intranasal apomorphine product since the execution of the Pharmacia collaboration and license agreement in February 2002, costs associated with occupancy and outfitting of the new laboratory space in Bothell, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and increased patent costs in support of the Company’s R&D intellectual property portfolio.

     Royalty expenses decreased by $468,000, or 98%, to $9,000 as a result of the discontinuance of royalties for Stadol®NS™ due to U.S. patent expiration in August 2001 and international patent expiration in April 2002, which reduces the royalty payable by the Company to the UKRF under a separate agreement between the Company and UKRF. Generally, royalty expenses increase or decrease approximately in proportion to royalty income associated with Stadol®NS™.

     Sales and marketing costs increased $64,000, or 14%, to $516,000 primarily from spending on advertising costs for Nascobal® during the period.

     General and administrative expenses increased $3.7 million, or 193%, to $5.7 million primarily as a result of legal and consulting costs of $600,000, resulting from negotiations with Pharmacia prior to executing the collaboration and license agreement, recruitment and relocation costs of $405,000 for the Company’s new chief financial officer and other employees in conjunction with the Company’s move from New York to Washington and the charge resulting from the Company’s recognition of compensation expenses of $655,000 for stock options granted to the Company’s chief executive officer in conjunction with the Company’s extension of his employment agreement through 2005. The Company also incurred expenses from consulting fees paid in conjunction with the licence agreement with Pharmacia of $310,000, evaluation of the Company’s computer systems, costs associated with occupancy of the new space in Bothell, additional amortization of leasehold improvements resulting from the plan to vacate the New York Facility, and general legal expenses. In addition, certain investor relation’s costs previously included in sales and marketing costs in fiscal 2001, have been reclassified as general and administrative expenses to conform to the fiscal 2002 presentation. Amounts reclassified were $98,934 and $234,802, in the three and nine-month periods ending September 30, 2001, respectively.

     On October 16, 2002, the Board of Directors of the Company, in order to allow for a more orderly distribution of shares on the market, voted in favor of extending the expiration date for all options held by certain members of the Board of Directors expiring in June or August 2003 to 10 years after the date of the original grant. Directors who do not hold any affected options unanimously approved these changes. The new option expiration dates will be June 1, 2005 and August 27, 2008, respectively. A charge of $612,000 will be recorded in general & administrative expense in October 2002.

     Net interest income decreased by $40,000, or 16%, to $217,000 as a result of decreases in prevailing market rates of interest and interest paid on capital lease obligations.

Liquidity and Capital Resources

     At September 30, 2002, the Company’s sources of liquidity included cash and cash equivalents of $14.1 million compared to $11.8 million at December 31, 2001. The Company has an accumulated deficit of $46.9 million and expects additional operating losses in the foreseeable future as it continues its research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for the Company.

     Upfront payments to the Company from its collaboration and license agreement with Pharmacia totaled $5.0 million in the nine months ended September 30, 2002. In addition the Company received milestone payments of $3.0 million from Pharmacia in the nine months ended September 30, 2002 in recognition of its satisfaction of certain development milestones.

     The Company has financed its operations primarily through the sale of common stock and warrants in private placements and in the public markets and also through revenues received as royalties from its collaborative partners and, to a lesser extent, from sales of manufactured product. Accounts, royalties and fee receivables at September 30, 2002 consist principally of receivables pursuant to the Schwarz Pharma and Pharmacia agreements.

     At September 30, 2002, the Company had $6.3 million of working capital, compared with $10.4 million as of December 31, 2002, a decrease of 39%. This decrease was primarily attributed to an increase in deferred revenue of $2.5 million resulting from the upfront payments paid in conjunction with the collaboration and license agreement with Pharmacia and the current portion of the Company’s note payable of $2.75 million, the result of the purchase of all of Schwarz Pharma’s rights, title and interests arising under or by virtue of the Nascobal® Agreement. In the past, the Company received significant royalties for Stadol®NS™, which were largely discontinued effective August 2001 with the expiration of underlying patents. International patents for Stadol®NS™ expired in April 2002. These events have adversely affected the Company’s revenues and results of operations.

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation, which allows it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3 or 4 year U.S. treasury note plus 5.85%. The application of the 3 or 4-year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of September 30, 2002, the Company has drawn approximately $191,921 and $208,712 from the available lease line at rates of 9.54% and 9.96%, respectively.

     In July 2000, the Company entered into an equity line of credit agreement. Under the equity line, the Company has the option, at its discretion, to issue during a three-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated.

     In April 2002, the Company entered into an operating lease agreement to expand its office, laboratory and manufacturing space in Bothell, Washington. In June 2002, the Company began relocating its corporate headquarters and certain manufacturing facilities to Bothell. The Company’s transition to the 27,000 square foot facility will continue through at least the end of 2002. The lease term is approximately ten years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term with annual lease expense of approximately $908,000 when full occupancy is achieved.

     As a result of the Company’s transition to Bothell and its related vacating of a portion of the New York Facility, the Company anticipates taking a charge before the end of 2002 for the pro rata portion of the remaining rent obligation under the lease term. The amount of the charge is expected to be approximately $250,000. In addition, the Company has reassessed the useful life of the pro rata portion of the leasehold improvements to the New York Facility. Additional amortization of $159,000 and $297,000 was expensed during the three and nine-month periods ended September 30, 2002, respectively.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in highly rated investment grade commercial paper and money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The note payable to Schwarz Pharma issued in connection with the Company’s purchase of all of Schwarz Pharma’s rights, title and interests arising pursuant to the Nascobal Agreement is considered to be at fair value as it was entered into on September 30, 2002.

ITEM 4 — CONTROLS AND PROCEDURES

     (a)  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

     (b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. regarding Schwarz Pharma’s duties to promote, market, sell and distribute the Company’s product, Nascobal (the “Nascobal Agreement”). On June 28, 2002, the Company served a Demand for Arbitration to the American Arbitration Association (the “AAA”) under the terms of the Nascobal Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell Nascobal in the marketplace in breach of the terms of the Nascobal Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the arbitration demand, the Company requested legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. The arbitration demand was terminated and dismissed with prejudice in connection with the Company’s purchase all of Schwarz Pharma’s rights, title and interests arising under the Nascobal Agreement, on September 30, 2002.

ITEM 5 — OTHER INFORMATION

     On July 15, 2002, Pfizer, Inc. announced its intention to acquire Pharmacia Corporation, the parent of Pharmacia & Upjohn Company. Nastech and Pharmacia & Upjohn Company both have the right to terminate their existing collaboration and license agreement entered into on February 1, 2002 under certain conditions, and there can be no assurances that such agreement will not be terminated in the future, whether or not the acquisition of Pharmacia by Pfizer occurs.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K:

10.1	Change-in-Control Severance Agreement between Gregory L. Weaver and the Company, dated July 31, 2002
10.2	Contract Sales Agreement between RedKey, Inc. an Ohio corporation, doing business as Cardinal Health Sales and Marketing Services, dated September 24, 2002

(b)	Reports on Form 8-K:

     On October 15, 2002, the Company filed a report on Form 8-K to report its acquisition of all rights, title and interests of Schwarz Pharma Inc. existing under the License and Supply Agreement, dated July 15, 1997, by and between the Company and Schwarz Pharma Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 14, 2002.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Gregory L. Weaver

Gregory L. Weaver, CPA Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven C. Quay, M.D., Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002, of Nastech Pharmaceutical Company Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Steven C. Quay, M.D., Ph.D.

Name: Steven C. Quay, M.D., Ph.D. Title: Chief Executive Officer

\

I, Gregory L. Weaver, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002, of Nastech Pharmaceutical Company Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Gregory L. Weaver

Name: Gregory L. Weaver Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Change-in-Control Severance Agreement between Gregory L. Weaver and the Company, dated July 31, 2002
10.2	Contract Sales Agreement between RedKey, Inc. an Ohio corporation, doing business as Cardinal Health Sales and Marketing Services, dated September 24, 2002
99.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002