Form 10-K
period 2002-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2003-03-28
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002
Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2658569 (I.R.S. Employer Identification No.)

3450 Monte Villa Parkway, Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)
Registrant’s telephone number, including area code: (425) 908-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.006 par value

Preferred Stock Purchase Rights, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-5 of the Act). Yes [X ] No [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 based upon the closing price on that date, on the Nasdaq National Market, was approximately $166,693,720.

As of February 25, 2003, there were 10,197,872 shares of the Registrant’s $.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year 2002 are incorporated by this reference into Part III of this Form 10-K.

NASTECH PHARMACEUTICAL COMPANY INC.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about Nastech’s industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements about the following: (i) the projected size of the drug delivery industry; (ii) the advantages of nasal drug delivery; (iii) the need for improved and alternative drug delivery methods; (iv) our ability to enter into early stage collaborative alliances with pharmaceutical companies; (v) our efforts to find a collaborative partner for morphine gluconate, interferon beta, interferon alpha, sumatriptan, and somatatropin; and (vi) our efforts to collaborate with other pharmaceutical and biotechnology companies that have products under development. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled “Intellectual Property” and in the section entitled “Risk Factors.” Nastech undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this Annual Report on Form 10-K under the caption “Risk Factors” and in other reports or documents filed by Nastech from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

ITEM 1 -      BUSINESS

Background

     Nastech Pharmaceutical Company Inc. (“Nastech”, the “Company” or “we”) is a formulation science company and recognized as a leader in nasal drug delivery technology. Formulation science is a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The nasal drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimized routes.

     Our core technical competency involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative nasal drug delivery system would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other possible advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy, and lower overall health care costs for the patient when compared to established methods of delivery.

     The Company was incorporated in Delaware in 1983 and our principal executive offices are located at 3450 Monte Villa Parkway, Bothell, Washington. We relocated our headquarters to Bothell, Washington, in 2002, and we operate a drug manufacturing facility in New York. We have research laboratories in New York and in Bothell, Washington.

     Nascobal® is a trademark of Nastech. Trade names and trademarks of other companies appearing herein are the property of their respective holders.

Industry Overview

     We operate in the drug delivery industry, which had estimated annual revenue of $19 billion in 2001 and projects to have annual revenue of $41 billion by 2007*. Conventional methods of drug delivery include oral administration and injections. Newer delivery methods include improved versions of oral administration and injections and other novel drug delivery systems such as intranasal, transdermal and pulmonary systems, among others.

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

     Injectable products help to avoid gastrointestinal or liver metabolism found in oral therapy. However, such injections are often painful, resulting in patient non-compliance and the required assistance of healthcare professionals or caretakers, which inconveniences the patient and leads to excessive health care costs. In addition, the recently enacted U.S. Needlestick Safety and Prevention Act, and the rules and regulations promulgated thereunder, among other things, encourage the elimination of employee exposure to bloodborne pathogens. One method of achieving this may be to increase the use of needleless drug delivery systems.

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

     Focus Initial Efforts on Significant Injectable Approved Drugs. We are focused primarily on injectable drugs with significant sales revenue that have demonstrated efficacy and safety and which we believe could benefit from a nasal form of delivery. We believe that by focusing our research and development activities on such injectable drugs, we may enter into early stage collaborative alliances with major pharmaceutical companies and bring to market new, improved therapies that may expand the market for certain drugs.

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

*	Frost and Sullivan industry report

Products

     The following chart summarizes our current nasally administered products and products under development:

Approved and		Traditional
Currently Marketed	Therapeutic	Delivery
Product	Category	Method	Territory

Nascobal	Vitamin B-12 Deficiency	Injection	U.S. and Sweden

Products Under Development	Therapeutic Category	Traditional Delivery Method	Status (1)	Partner

Apomorphine	Male Erectile
Hydrochloride	Dysfunction	N/A	Phase II	Pharmacia(2)
Apomorphine	Female Sexual
Hydrochloride	Dysfunction	N/A	Phase II	Pharmacia(2)
Morphine Gluconate	Pain Management	Injection/Oral	Phase II	G. Pohl Boskamp(3)
Interferon Beta	Multiple Sclerosis	Injection	Phase I	—
Interferon Alpha	Multiple Categories (Cancer/hepatitis)	Injection	Phase I	—
Sumatriptan	Migraine Pain	Injection/ Nasal	Phase I	—
Somatatropin (rhGH)	Growth Deficiency	Injection	Phase I	—

(1) See “Government Regulations” for a description of the different stages of development.

(2) In February 2002, we licensed our apomorphine product to Pharmacia for worldwide development and marketing. Such license was subject to a divestiture agreement in January 2003. (Refer to “Strategic Alliances-Pharmacia & Upjohn Company” under this Item 1 for a discussion of the Company’s relationship with Pharmacia.)

(3) In August 2001 we licensed to G. Pohl Boskamp our Morphine technology for development in Europe. We are developing the morphine gluconate product in the U.S.

Approved and Currently Marketed Product

     Nascobal (Cyanocobalamin, USP) Gel for Intranasal Administration — For treatment of Vitamin B-12 deficiency. Nascobal may replace inconvenient, painful and often expensive monthly injections by a health care professional for the maintenance treatment of chronic Vitamin B-12 deficiency. In June 2002, we received approval of the U.S. Food and Drug Administration (the “FDA”) for a labeling supplement stating that Nascobal can be used in patients with HIV, AIDS, multiple sclerosis, and Crohn’s disease, conditions which can result in Vitamin B-12 deficiency. Nascobal is a more convenient, painless, self-administered weekly therapy, which we believe will result in improved patient compliance. We independently developed Nascobal through FDA marketing clearance and presently manufacture this product for sale in the U.S. From July 1997 through September 30, 2002, we exclusively licensed to Schwarz Pharma the right to market Nascobal in the U. S. Effective October 1, 2002, the Company began manufacturing Nascobal for sale in the U. S. through a contract sales agreement with Cardinal Health, Inc. (Refer to “Strategic Alliances-Schwarz Pharma” under this Item 1 for a discussion of the Company’s relationship with Schwarz Pharma.) We obtained regulatory approval for Nascobal in Sweden in December 2001. Revenue from Nascobal accounted for 16%, 38% and 22% of our overall revenues in 2002, 2001, and 2000, respectively.

Products Under Development

     Apomorphine Hydrochloride – Erectile dysfunction and female sexual dysfunction. Apomorphine Hydrochloride is a centrally acting dopamine agonist. We believe that a nasal dosage form of apomorphine may allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side effects for the treatment of sexual dysfunction. We completed a Phase II clinical trial in November 2001 in 184 men with erectile dysfunction (“ED”). On February 1, 2002, we granted Pharmacia the exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction, and Pharmacia agreed to manage and fund all future development in these indications. We had retained the development rights in other therapeutic areas. In August 2002 we were granted a U.S. patent entitled “Nasal Delivery of Apomorphine.” The patent contains 13 claims and is directed to compositions of apomorphine or a chemically modified equivalent or pharmaceutical salt and to methods of treating sexual dysfunction, including erectile dysfunction. In January 2003, we entered into a Divestiture Agreement with Pharmacia pursuant to which we reacquired all development and marketing rights for this product. See “Strategic Alliances—Pharmacia & Upjohn Company” under this Item 1 for a further discussion of our relationship with Pharmacia. We are currently seeking a new collaborative partner for this product to assist us in funding the development program and in marketing the product.

     Morphine Gluconate – Opioid analgesic. Morphine is an opioid agonist currently marketed in multiple dosage forms including injectable, oral and rectal. However, the only method currently approved for breakthrough pain is a transmucosal oral product, which is limited to opioid-tolerant cancer patients. We believe a nasal dosage form of morphine will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for fast pain relief, particularly among sufferers of breakthrough pain. In August 2001, we licensed to G. Pohl Boskamp GmbH & Co, a German company (“G. Pohl Boskamp”), our proprietary morphine technology to develop, manufacture, market and sell intranasal morphine products in Europe. See “Strategic Alliances—G. Pohl Boskamp” below. In October 2001, we began enrollment in a Phase II clinical trial in the United States to evaluate the efficacy and safety of a novel, patent protected nasal formulation of morphine gluconate for the treatment of breakthrough pain in opioid tolerant cancer patients. In December 2002 we announced positive results from this Phase II clinical trial indicating that intranasal morphine gluconate was rapidly absorbed and produced meaningful pain relief. The onset of pain relief occurred at an average of 2.2 minutes post dosing and none of the patients needed to take another breakthrough pain medication (“rescue medication”) within 30 minutes. There were no serious adverse events reported. In September 2002, we were issued a U.S. patent entitled “Compositions and Methods Comprising Morphine Gluconate”. The patent contains 21 claims relating to a pharmaceutical composition of morphine gluconate or chemical equivalent thereof. The patent includes a method of making morphine gluconate, or chemical equivalent thereof, and a method for eliciting an analgesic or anesthetic response. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product in the United States.

     Interferon Beta – Multiple Sclerosis. Interferons are a family of naturally occurring proteins and glycoproteins termed cytokines. They are produced by eukaryotic cells in response to viral infection and other biological inducers and mediate antiviral, antiproliferative and immunomodulatory activities. Interferon beta is produced by various cell types including fibroblasts and macrophages. Interferon beta exerts its biological effects by binding to specific receptors on the surface of human cells. Interferon beta is currently administered by injectable dosage form only. We believe that a nasal dosage form would increase patient compliance and efficacy and have fewer side effects then the injectable product. In December, 2001 we began enrollment in a Phase I clinical study to compare the nasal versus the injectable route of interferon beta. In March 2002 we reported positive interim results from the Phase I clinical trial in healthy male subjects which showed elevations in the same biologic markers produced by the intramuscular product, suggesting a pharmacological effect. In addition, our formulation was well tolerated with fewer patients reporting side effects than for the injected product. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

     Interferon Alpha – Anti-cancer and anti-hepatitis. Interferon alpha is a naturally occurring glycoprotein that is secreted by cells in response to viral infections. It exerts its effects by binding to a membrane receptor. Receptor binding initiates a series of intracellular signaling events that ultimately leads to enhanced expression of certain genes. This leads to the enhancement and induction of certain cellular activities including augmentation of target cell killing by lymphocytes and inhibition of virus replication in infected cells. Interferon alpha is currently administered by injectable dosage form only. We believe that a nasal dosage form of interferon alpha administered at more frequent intervals may provide increased patient compliance, efficacy and treatment for various therapeutic indications. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

     Sumatriptan – Migraine Pain. Sumatriptan belongs to the triptan drug category which includes several agents with proven efficacy against migraine pain. Sumatriptan is the active ingredient in GlaxoSmithKline’s Imitrex® products. In January 2003 we announced positive results of our investigational nasal dosage form of sumatriptan for treatment of migraine pain. The study was designed to compare our investigational nasal formulation against nasal and oral formulations of the marketed product, Imitrex. Our formulation showed a significantly higher peak concentration and almost double the amount of the active ingredient Sumatriptan in the blood during the first 20 minutes compared to the marketed nasal product. We are currently seeking a collaborative partner for this product to assist us in funding the development program and in marketing the product.

     Somatatropin (rhGH) – Growth Deficiency. Somatatropin, which is more commonly known as the human growth hormone, is secreted from the anterior pituitary gland. Growth hormone is approved for replacement therapy in children with growth hormone deficiency. The preparations of growth hormones that are available in the United States are produced by recombinant DNA technology. Growth hormone is currently administered by the injectable route only. A nasal dosage would allow for a patient-friendly product in the pediatric population. This program is currently in a Phase I clinical trial.

Other Products and Research Activities

     We acquired a Mammary Aspiration Specimen Cytology Test (“MASCT”) device through the merger with Atossa Healthcare, Inc. in 2000. The device was developed with the goal of better enabling physicians to detect atypical changes in cells lining the milk ducts, the location where an estimated 95 percent of all breast cancers originate. Results from a clinical trial of healthy, non-pregnant, non-lactating, pre-menopausal female subjects, ranging from 30 to 49 years of age, showed that the MASCT device produces results that correlate with mammogram and clinical breast exam results. No adverse events were reported. We received clearance on January 8, 2002 from the FDA to market the non-invasive MASCT device. In 2002, the company decided that the MASCT device was a non-core asset and did not have a strategic fit within the Company’s drug delivery business plan. As a result, in October 2002, the Company retained an investment bank to value, advise and assist the Company in any potential sale of the MASCT device.

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

     We also intend to leverage our core technologies by collaborating with other pharmaceutical and biotechnology companies that have products under development that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent that we believe that (i) the project is feasible, (ii) the potential product resulting from the development program would have significant market potential, and (iii) favorable economic arrangements can be obtained. We will generally seek milestone payments based upon the development cycle, payment of certain expenses incurred by us, manufacturing rights, if applicable, and a royalty.

Strategic Alliances

     Our current collaborative arrangements generally provide for a development project to be followed by commercialization pursuant to a licensing agreement. Our current strategic alliances are as follows:

     Pharmacia & Upjohn Company — On February 1, 2002, the Company entered into a collaboration and license agreement (“Pharmacia Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”). Under the terms of the agreement, Pharmacia received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and would manage and fund all future development in these indications. The Company retained development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million in April 2002 for transfer of the apomorphine Investigational New Drug (“IND”) application to Pharmacia. Pharmacia purchased 250,000 shares of the Company’s common stock for $5.0 million in March 2002. In addition, the Company received and recognized as revenue $2.0 million in June 2002 and $1.0 million in September 2002 for achieving certain other development milestones.

     Pharmacia also agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During 2002, the Company recognized revenue of $2.6 million related to such activities, all of which is included in License and research fee revenue.

     Upon commercialization of the product, the Company would have received royalties on product sales that would increase based on sales levels. The Pharmacia Agreement also provided for minimum royalties payable to the Company during the nine years following the one-year anniversary of the launch of the product. For the first five years following launch of the product, the Company would manufacture nasally administered apomorphine that would be sold to Pharmacia.

     On January 24, 2003 we entered into a Divestiture Agreement with Pharmacia under which we will reacquire all development and marketing rights to the intranasal apomorphine product. The Divestiture Agreement will terminate the Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 (the “Supply Agreement”) pursuant to which Pharmacia has been our exclusive licensee and development and commercialization partner with respect to the intranasal apomorphine product.

     The Divestiture Agreement resulted from the United State Federal Trade Commission’s (“FTC’s”) investigation of the merger between Pfizer Inc. and Pharmacia Corporation (the “Pfizer-Pharmacia Merger”). A divestiture of the intranasal apomorphine product was intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace. Certain terms of the Divestiture Agreement were effective upon the signing of the agreement and the agreement will become fully effective upon the closing of the Pfizer-Pharmacia Merger.

     Effective upon the signing of the Divestiture Agreement, Pharmacia made a cash payment to the Company of $13.5 million, consisting of a $6 million divestiture payment, $7 million in development funds and $500,000 for reimbursement of expenses of the divestiture transaction. Also, effective upon the signing of the Divestiture Agreement, the Company and Pharmacia agreed to enter into an agreement with a mutually acceptable clinical research organization to pursue ongoing clinical development of the product. Prior to the closing of the Pfizer-Pharmacia Merger, the $7 million in development funds may be disbursed by the Company only for certain fees and expenses under the Pharmacia Agreement and the Supply Agreement or the agreement with the clinical research organization; thereafter, we are entitled to retain any remaining amounts of these development funds.

     Effective upon the closing of the Pfizer-Pharmacia Merger, the existing Pharmacia Agreement and the Supply Agreement will terminate and the Company will reacquire from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia will grant us an exclusive, royalty-free license to exploit, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transfer to us all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer have covenanted not to sue us for infringement of certain patents by reason of our development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction.

     G. Pohl Boskamp — In August 2001, we licensed our proprietary morphine technology to G. Pohl Boskamp in order to develop, manufacture, market and sell our intranasal morphine products in Europe. Under the licensing agreement with G. Pohl Boskamp, we received an upfront license fee of $500,000, which was recorded as revenue upon receipt in 2001. We will receive additional license fees upon the issuance of patents in Europe. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe. No additional license fees or royalty payments were received under this agreement in 2002.

     Schwarz Pharma — In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal (Cyanocobalamin, USP) Gel for intrasnasal administration in the U.S. (“Schwarz Pharma Agreement”). We retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. Pursuant to the Schwarz Pharma Agreement, we received royalty payments from Schwarz Pharma based upon the net sales of Nascobal. We also recorded product sales revenues each time Schwarz Pharma purchased Nascobal from us. We received aggregate sales and royalty payments under the Schwarz Pharma Agreement of $493,000 in 2002, $996,000 in 2001, and $906,000 in 2000. This agreement terminated on September 30, 2002 as discussed below. Our applicable patent for this product expires in 2005.

     On September 30, 2002, the Company purchased all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement (“Acquisition Agreement”). Pursuant to the Acquisition Agreement, Schwarz Pharma relinquished its rights to receive any consideration from us from a second-generation dosage form of Nascobal as well as any consideration upon the future sale or license of intranasal scopolamine. The Acquisition Agreement also extinguished any obligations which may have arisen relative to the future sale or license of intranasal scopolamine.

     Pursuant to the terms of the Acquisition Agreement, we paid Schwarz Pharma a total of $8.75 million and agreed to withdraw a demand filed with the American Arbitration Association. This consideration included an upfront payment of $1.5 million on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note will be repaid in semi-annual installments over a four-year period plus interest at 7.50% per annum on any outstanding balance. The Company granted a security interest to Schwarz Pharma in certain assets that relate specifically to Nascobal, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment. Effective October 1, 2002, the Company contracted with Cardinal Healthcare, Inc. and its subsidiaries to distribute, market and sell Nascobal in the U.S. on behalf of the Company.

     Questcor Pharmaceuticals, Inc. — (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) In March 1990, Questcor, as successor in interest, purchased our Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide Agreement”). The Metoclopramide Agreement provides for certain minimum royalties through October 2004, and other fees payable to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. We received $100,000 in each of the years of 2002, 2001 and 2000 as minimum royalties pursuant to this agreement.

     Bristol-Myers Squibb Company — In January 1986, we sublicensed to Bristol-Myers Squibb (“BMS”) our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate (Stadol® NS™), in exchange for which BMS agreed to pay us a quarterly royalty equal to 3% of net sales of this product (the “BMS Agreement”). In December 1991, the FDA granted marketing clearance to BMS for this product, from which we began to receive quarterly royalty payments from BMS. We paid a percentage of these royalties to the University of Kentucky Research Foundation (“UKRF”), from whom we licensed the patent rights. In August 2001, the U.S. patent for transnasal Butorphanol Tartrate expired and in April 2002, the international patent for transnasal Butorphanol Tartrate expired; therefore, we no longer receive royalty payments from BMS. Gross royalty payments from BMS were $ 21,500 in 2002, $1.0 million in 2001, and $3.1 million in 2000.

     University of Kentucky Research Foundation — In June 1983, we entered into an agreement with the UKRF and Dr. Anwar Hussain (“UKRF Agreement”), pursuant to which we obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The U.S. UKRF patent covering Butorphanol Tartrate expired in August 2001. The UKRF Agreement required us to pay UKRF approximately 20% of our royalties received from BMS on product sales of Stadol®NS™.

Patents and Proprietary Rights

     We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States. We have 12 issued or allowed United States patents, and over 15 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have more than 40 issued or allowed foreign patents, and over 60 pending foreign patent applications.

     Our success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for our inventions

•	enforce and defend patents once obtained

•	operate without infringing the patents and proprietary rights of third parties

•	preserve our trade secrets

     Our patents and patent applications are directed to composition of matter, methods of use and enabling technologies.

     We apply for patents covering our discoveries and technologies as we deem appropriate. However, we may fail to apply for patents on important discoveries or technologies in a timely fashion or at all. Also, our pending patent applications may not result in the issuance of any patents. These applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries or technologies we may want to commercialize. In addition, because patent applications in the United States historically have been maintained in secrecy until a patent issues, other parties may have filed patent applications relating to inventions we filed applications covering the same or similar inventions. Any patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside patents issued to us, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

     Although we have a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope.

     Third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of these discoveries or technologies. Also, as a result of such determinations we may be enjoined from pursuing research, development or commercialization of potential products or may be required to obtain licenses, if available, to the third-party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts.

     In addition, third parties may independently develop intellectual property similar to our patented intellectual property, which could result in, among other things, interference proceedings in the United States Patent and Trademark Office to determine priority of invention.

Competition

     The biopharmaceutical industry is subject to rapid and substantial technological change. Competition is intense and based substantially on scientific and technological factors. These factors include the availability of patent and other protection of technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our product candidates from academic institutions, government agencies, research institutions, biopharmaceutical companies and drug delivery companies in the United States, Europe and elsewhere.

Manufacturing and Raw Materials

     We currently have manufacturing facilities located in Hauppauge, New York. The manufacture of our product candidates for clinical trails and commercial purposes is subject to current good manufacturing practices (“cGMP”) and other agency regulations.

     Certain raw materials necessary for our commercial manufacturing of our products are proprietary products of other companies. We currently attempt to manage the risk associated with such sole sourced raw materials by active inventory management and alternative source development, where feasible. We attempt to remain apprised of the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. A material shortage, contamination, and/or recall could adversely affect the manufacturing of our products.

Research and Development

     Our research and development spending was $11.4 million, $6.8 million and $6.8 million in 2002, 2001 and 2000, respectively.

Government Regulation

New Drug Development and Approval Process

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, all of our drug candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significantly limit the indicated uses for which our products may be marketed.

     The steps required by the FDA before our drug candidates may be marketed in the United States include, among other things:

•	the performance of preclinical laboratory and animal tests, and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; and

•	the submission and FDA approval of a new biologics license application, or BLA, for biologic products or a new drug application, or NDA, for drug products.

     The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for any of our proposed products will be granted on a timely basis, if at all.

     Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day period, the FDA raises concerns or questions with respect to the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the study can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center or centers proposing to conduct the trial must review and approve the plan for any clinical trial before it commences.

     Human clinical trials are typically conducted in three sequential phases that may overlap:

•	PHASE I: the drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	PHASE II: involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product in patients with specific targeted diseases and to determine optimal dosage.

•	PHASE III: when Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate clinical efficacy and safety at a specific dose in an expanded patient population and to further test for safety at geographically dispersed clinical study sites.

     We cannot be certain that we or any of our collaborative partners will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the study sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may withhold approval for an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

     Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partner’s activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     Any products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with current good manufacturing practice, or cGMP, regulations which impose certain procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our product candidates before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

Employees

     At February 25, 2003, we had 63 full-time employees, of whom 33 were engaged in research and development. The balance of our employees are engaged in administration, production and support functions.

     None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We consider our relationships with our employees to be satisfactory.

RISK FACTORS

     We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or operating results would be harmed. In such a case, the trading price of our common stock could decline, and you could lose all or part of your investment.

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding (i) our ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) our ability to obtain required governmental approvals, including product and patent approvals; (iii) the Company’s ability to attract and/or maintain manufacturing, sales, distribution and marketing partners; (iv) the Company’s ability to develop and commercialize its products before its competitors; (v) the timing of our cash requirements; (vi) the ability of our patents to limit direct competition with our business; and (vii) the intended pace of our research and development efforts; and (viii) our future issuance of capital stock. The “forward-looking” statements contained herein, are made according to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to, those mentioned in this report and, in particular, the factors described below.

Because Of Significant Research And Development And Other Costs, We Have Never Been Profitable On An Annual Basis, We Do Not Expect To Become Profitable In The Foreseeable Future, And We May Never Become Profitable

     We incurred net losses in each of the last three years as follows: $9.7 million in 2000, $9.2 million in 2001, and $13.5 million in 2002. As of December 31, 2002, we had an accumulated deficit of $52.7 million. The process of developing our products requires significant research and development efforts, including basic research, pre-clinical and clinical development, as well as FDA regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and we expect these losses to continue for the foreseeable future. We may never achieve profitability. As a result, the market price of our common stock could decline.

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

     As a result of these factors and other uncertainties, our operating results have fluctuated significantly over the last three years resulting in net losses of $9.7 million, $9.2 million, and $13.5 million in the years 2000, 2001, and 2002, respectively. Over the past four quarters, our operating losses have increased by as much as 132% and have decreased by as much as 48% from one quarter to another.

     Our revenues and operating results, particularly those reported on a quarterly basis, may continue to fluctuate significantly. This makes it difficult to forecast our operating results. Therefore, we believe that quarterly comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. Also, our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. If this were to occur, the price of our stock could decline.

Because Intellectual Property Rights Are Of Limited Duration, Expiration Of Intellectual Property Rights And Licenses May Negatively Impact Our Operating Results

     Intellectual property, such as patents, and license agreements based on those patents, generally are of limited duration. Our operating results depend on our patents and intellectual property licenses. Therefore, the expiration or other loss of rights associated with intellectual property and intellectual property licenses can negatively impact our business. For example, in the past we received significant revenues from royalties related to the sale of Stadol®NS™. The underlying patents on Stadol®NS™ expired in August 2001 in the United States and in April 2002, internationally, resulting in the discontinuance of royalties from BMS, the licensee. This event will adversely affect our revenue and contribution to operations in the future.

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

     Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, it is possible that others may nevertheless challenge our issued patents, that our issued patents will not withstand review in a court of competent jurisdiction, and that a court will hold our issued patents to be invalid. Furthermore, it is possible that others will infringe or otherwise circumvent our issued patents and that we will be unable to fund the cost of litigation against them. We also cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications.

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

If The Commercial Opportunity For Nasally-Administered Products Is Limited, This Could Impact Our Anticipated Future Revenue Growth

     The physical and chemical properties of a drug affect our ability to develop a method of delivering it intranasally. Although we continue to explore the feasibility of nasally delivering drugs that are large, more complex molecules, we have more expertise in nasal delivery of smaller, less complex molecules. The universe of nasal products that qualify as small molecules and are available for commercialization may be limited. Accordingly, we may be subject to intense competition in these potential products, which can affect our anticipated future revenue growth. Although we need to accelerate our research of the intranasal delivery of larger molecules, it is possible that we will not be successful in this area. If we are not successful in this area, our future revenue may not grow at all or as quickly as anticipated.

We May Require Additional Financing In The Future, And If Additional Capital Is Not Available, We May Have To Curtail Or Cease Operations

     Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of our development programs and potential licensing transactions, we may require additional capital to complete the research and development activities we currently contemplate and to commercialize our proposed products. In addition, we may need to raise additional capital to fund more rapid expansion, to develop and commercialize new products, to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

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

     We may not be able to obtain additional financing at these times on terms favorable to us, if at all. For example, a decline in the trading volume or price of our common stock may reduce the maximum amount we may be able to draw down under our existing equity line of credit agreement. In additional, general market conditions may make it very difficult for us to seek financing from the capital markets. Without additional funding, we may have to delay, reduce or eliminate one or more research or development programs and reduce overall overhead expenses. This action may reduce the market price of our common stock.

Our Product Development Efforts May Not Result In Commercial Products

     We intend to continue our aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects on humans

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

     As a result, there can be no assurance that any of our products currently in development will ever be successfully commercialized.

The FDA Is Required to Approve Our Product Candidates Before They Can Be Marketed And We Cannot Assure You That Data Collected From Preclinical And Clinical Trials Of Our Product Candidates Will Be Sufficient To Support Approval By The FDA, The Failure Of Which Could Delay Our Profitability And Adversely Affect Our Stock Price.

     Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including apomorphine hydrochloride, morphine gluconate, interferon beta, interferon alpha, sumatriptan, and somatatropin (rhGH) could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

We Are Subject To Extensive Government Regulation That May Cause Us To Cancel Or Delay The Introduction Of Our Products To Market.

     Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our product candidates. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

     If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

Because We Have Limited Experience In Marketing Or Selling Our Proposed Products, These Products May Never Be Successful

     Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product’s success, which is dependent upon patients, physicians or third-party payers accepting the product.

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

We May Be Required To Defend Lawsuits Or Pay Damages For Product Liability Claims

     Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

We May Be Unable To Compete Successfully Against Our Current And Future Competitors

     Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. Our competitors may succeed in developing technologies and products that are more effective than the nasal delivery technology we are developing or that will cause our technology or products to become obsolete or noncompetitive. In addition, our potential products, if approved and commercialized, will compete against well-established existing products. For example Pfizer has already successfully commercialized Viagra, a competitor of our product candidate, intranasal apomorphine.

     Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we have. They also may have greater experience in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals. Therefore, our competitors may succeed in obtaining FDA approval for products faster than we could. Even if we commence commercial sales of our products, we will also be competing against their manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. We also face and will continue to face intense competition from other companies for collaboration arrangements with other pharmaceutical and biotechnology companies.

     Although we believe that our ownership of patents for our nasal delivery products will limit direct competition with these products, we must also compete with other promising technologies such as controlled release, target organ or site release, pumps, polymers, microemulsion, monoclonal antibodies, inhalation, ocular, liposomal, implants, transdermal passive and transdermal electrotransport. Our competitors may develop other products using these or other delivery alternatives that may be as or more effective than our products and proposed products. In addition, we may not be able to compete effectively with other commercially available products or drug delivery technologies.

If We Fail To Negotiate Or Maintain Successful Collaborative Arrangements With Third Parties, Our Development And Commercialization Activities May Be Delayed Or Reduced

     In the past, we have entered into, and expect to enter into in the future, collaborative arrangements with third parties who provide us with funding and/or who perform research, development, regulatory compliance, manufacturing or commercialization activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and commercialization activities may be delayed or reduced.

     These collaborative agreements can be terminated under certain conditions by our partners. Our partners may also under some circumstances independently pursue competing products, delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited.

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

If We Lose Our Key Personnel, Or If We Are Unable To Attract and Retain Additional Personnel, Then We
May Be Unable To Successfully Develop Our Business

     If we lose our President, Chief Executive Officer and Chairman of the Board, Dr. Steven Quay, or any of our other key managers or key technical personnel, this event could seriously harm our business. Although we generally execute employment agreements with key personnel, this is not a guarantee that we will be able to retain them or that we will be able to replace any of them if we lose their services for any reason. Competition for these managers and technical personnel is intense. Failure to retain these key personnel, could, among other things,

•	compromise our ability to negotiate and enter into additional collaborative arrangements;

•	delay our ongoing discovery research efforts;

•	delay preclinical or clinical testing of our product candidates;

•	delay the regulatory approval process; or

•	prevent us from successfully commercializing our product candidates

     In addition, if we have to replace any of these individuals, we will not be able to replace the significant amount of knowledge that they have about our operations.

We Expect To Sell Shares Of Our Common Stock In The Future, And These Sales Will Dilute The Interests Of Other Security Holders And May Depress The Price Of Our Common Stock

     As of December 31, 2002, there were 10,193,706 shares of common stock outstanding, there were outstanding options to purchase 2,863,574 shares of our common stock, and there were outstanding warrants to purchase 569,178 shares of our common stock. There are also 1,249,500 shares of common stock which are issuable under our existing equity line of credit (the “Line of Credit”) and under the related warrants which we may grant in the future to Castlebar and Jesup & Lamont. We may also issue additional shares in acquisitions, financings or in connection with the grant of additional stock options to our employees, officers, directors and consultants under our stock option plans.

     The issuance or even the potential issuance of shares under our Line of Credit, in connection with any other additional financing, or upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, we may issue shares to Castlebar under the our Line of Credit at a discount to the daily volume weighted average prices of our common stock during the 22 trading days after notification of a drawdown. This would further dilute the interests of other stockholders.

If We Draw Down On The Line Of Credit When Share Prices Are Decreasing, We Will Need To Issue More Shares, Which Will Lead To Dilution And Potentially Further Price Decrease

     If we issue shares of our common stock to Castlebar under the Line of Credit, and then Castlebar sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down on the Line of Credit as the price of our common stock decreases, we will need to issue more shares of our common stock for any given dollar amount that Castlebar invests, subject to the minimum selling price we specify. The more shares that we issue under the Line of Credit, the more diluted our shares will be and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

The Anti-Takeover Provisions Of Our Stockholder Rights Plan May Entrench Management, May Delay Or Prevent Beneficial Takeover Bids By Third Parties, And May Prevent Or Frustrate Any Stockholder Attempt To Replace Or Remove The Current Management Even If The Stockholders Consider It Beneficial To Do So

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

     The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for stockholders to replace management even if the stockholders consider it beneficial to do so.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any documents each company files at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the Securities and Exchange Commission’s Internet website at http://www.sec.gov.

     We make available through our website at http://www.nastech.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 1A -      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:

Name	Age	Position

Dr. Steven Quay	52	President, Chairman and Chief Executive Officer
Dr. Gordon Brandt	43	Executive Vice President of Science and Clinical Development
Gregory L. Weaver	46	Chief Financial Officer
Dilip M. Worah*	52	Chief Science Officer
David E. Wormuth	57	Senior Vice President, Operations

     Executive officers hold their office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

     Set forth below is a biographical description of each executive officer of the Company, based on information supplied by each of them:

     Dr. Steven C. Quay. Dr. Quay has been employed by the Company since August 2000 as the Company’s Chairman of the Board, President and Chief Executive Officer. In 1999, Dr. Quay founded and was Chairman, President and CEO of Atossa Healthcare, Inc., which focused on the development of a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women’s health care products. Atossa was acquired by Nastech in August 2000. In 1991, Dr. Quay founded SONUS Pharmaceuticals, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology, where he served as Chief Executive Officer, President and a director until June 1999. In 1984, Dr. Quay founded Salutar, Inc. to develop contrast agents for magnetic resonance imaging. Two pharmaceuticals, OmniScan(R) and TeslaScan(R), were invented by Dr. Quay at Salutar and are now FDA-approved for sale in the United States and other countries. Dr. Quay has authored more than 100 papers in diagnostic imaging, oncology and biochemistry and has received 40 U.S. patents. Dr. Quay is a member of numerous professional societies, including the American Medical Association, the American Society for Biochemistry and Molecular biology, the Society of Magnetic Resonance in Medicine, the American Society for Echocardiology, and the American Institute for Ultrasound Medicine. Dr. Quay graduated from the University of Michigan Medical School, where he received an M.D., M.A. and Ph.D. in Biological Chemistry in 1974 and 1975, respectively. Dr. Quay did post-graduate work in chemistry department at the Massachusetts Institute of Technology, and received his residency training at the Massachusetts General Hospital, Harvard Medical School. From 1980 to 1986 he was a faculty member at Stanford University School of Medicine.

*	Effective January 31, 2003, Mr. Worah took a leave of absence from the Company.

     Dr. Gordon Brandt. Dr. Brandt joined the Company in November of 2002. In his position of Executive Vice President of Science and Clinical Development, he oversees the drug development process from discovery and development through preclinical and clinical testing. Previously, Dr. Brandt held senior positions at Sonus Pharmaceuticals, Inc., where as Vice President, Clinical and Regulatory Affairs he was involved in managing all aspects of design and implementation of early and late stage clinical trial programs and submissions to regulatory authorities. Earlier, Dr. Brandt served as Director of Medical Affairs at Sonus. Prior to joining Sonus, he was Senior Product Marketing Manager at Siemens Ultrasound where he was responsible for U.S. and international clinical trial programs. Dr. Brandt graduated from Yale University, received an M.D. degree from the University of California, San Francisco, and completed a residency in internal medicine at Kaiser Hospital, San Francisco. Dr. Brandt is an author on numerous scientific papers and abstracts and holds one U.S. Patent.

     Gregory L. Weaver. Mr. Weaver has been employed by the Company since May 2002 as the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Weaver held the positions of Vice President, Strategic Development, and Vice President & Chief Financial Officer of Ilex Oncology, Inc., an oncology-focused biopharmaceutical company. During his tenure at Ilex Oncology, Mr. Weaver was involved in a series of strategic financings and pharmaceutical product and company acquisitions. Prior to Ilex, Mr. Weaver held several senior financial management positions, including Vice President & Chief Financial Officer of Prism Technologies, a medical device company, and Chief Financial Officer of a division of Fidelity Capital Publishing. Mr. Weaver received a Master of Business Administration degree in Finance from Boston College, and a Bachelor of Science degree in Accounting from Trinity University in San Antonio. He also served in the United States Air Force. He is a Certified Public Accountant.

     Dilip M. Worah. Mr. Worah has been employed by the Company since July 2001 as the Company’s Chief Science Officer. Mr. Worah has been awarded two U.S. patents covering MRI technology and x-ray imaging agents and has published over 22 scientific papers. Prior to joining the Company, Mr. Worah was an independent consultant. From 1992 until 2001, Mr. Worah served as Vice President, Research and Development for Sonus Pharmaceuticals, Inc. a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology. In August 1984, Mr. Worah joined Salutar, Inc. as Manager, Biological Sciences. Prior to Salutar, Mr. Worah served as a scientist at Miles Laboratories, a pharmaceutical company. Before joining Miles Laboratories, Mr. Worah served as a manager of research and development at BioRad Laboratories and as a manager of research and development of International Diagnostic Technology, Inc. Mr. Worah graduated from the University of Denver in 1979 where he received a Masters of Science degree in Chemistry.

     David E. Wormuth. Mr. Wormuth has been employed by the Company since March 2001 as the Company’s Senior Vice President, Operations. Prior to joining Nastech, Mr. Wormuth was President of David E. Wormuth & Associates, a consulting firm providing expert consultancy to the pharmaceutical industry in the areas of manufacturing and quality control. From 1992 until 1997, Mr. Wormuth served as Vice President of Operations for Sonus Pharmaceuticals, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology. Prior to joining Sonus, Mr. Wormuth spent 5 years in various operational/manufacturing positions with Kabivitrum, a Swedish firm, specializing in emulsion technology and the development of Amino Acids for LVP applications. Prior to Kabivitrum, Mr. Wormuth spent 13 years with Abbott Laboratories in various manufacturing roles until 1987. Mr. Wormuth graduated from Newberry College, Newberry South Carolina in 1967 where he received a Bachelor of Arts degree in History and Political Science.

ITEM 2 -      PROPERTIES

     During 2002, we leased approximately 28,000 square feet for our research and development (“R&D”) activities and administrative offices (“Adams Avenue Facility”) and 10,000 square feet for our manufacturing activities (“Hauppauge Facility”) in two separate facilities in Hauppauge, New York. In addition, in April 2002, we entered into an agreement to lease 27,000 square feet of office space in which to relocate our corporate offices, laboratories and a portion of our manufacturing facilities to Bothell, Washington (“Bothell Facility”). The decision to relocate was driven by our desire to locate within the Seattle area biotech hub. We began the relocation effort in June 2002 and expect to conclude the transition in the first half of 2003.

     Effective February 14, 2003, we entered into an agreement (1) with the landlord to terminate the lease for the Adams Avenue Facility and (2) with the subtenant of the Adams Avenue Facility to sublease approximately 50% of the facility through the end of June 2003. As a result of the termination of our Adams Avenue Facility lease, we recorded, in December 2002, a charge of $595,000 which is comprised of the net book value of the leasehold improvements offset by the deferred rent liability related to the Adams Avenue Facility.

     We also lease office and laboratory space on an annual basis at the State University of New York at Stony Brook for the conduct of clinical trials and space in Edmonds, Washington as a result of the merger with Atossa in 2000. The Edmonds lease expires in 2004.

     Our leases have various terms, expiring at different times through to the year 2013. Future minimum lease payments are approximately $9,736,000 during the lease terms with annual lease expense of approximately $1,079,000. We are also responsible for all utilities, maintenance, security and property tax increases related to our properties.

     The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.

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

PART II

ITEM 5 -      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the NASDAQ National Market under the symbol NSTK. The following table sets forth the range of high and low closing prices for the Company’s common stock as reported by the NASDAQ National Market for the last two years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	Low	High

2002
First Quarter	$12.49	$19.29
Second Quarter	$12.20	$16.43
Third Quarter	$7.25	$15.70
Fourth Quarter	$7.56	$10.99

2001
First Quarter	$4.00	$9.75
Second Quarter	$4.44	$10.15
Third Quarter	$5.77	$11.19
Fourth Quarter	$7.35	$16.15

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

Securities Authorized For Issuance Under Equity Compensation Plans

     This information is incorporated by reference into Item 12 of this Annual Report on Form 10-K.

ITEM 6 -      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and notes thereto. The following table sets forth our selected consolidated financial data as of and for the years in the five-year period ended December 31, 2002.

(In Thousands, Except Per Share Data)

Statement of Operations Data:	2002[1]	2001[2]	2000[3]	1999	1998[4]

Revenue:
Product revenue, net	$1,408	$996	$906	$740	$516
License and research fees	7,515	1,607	3,235	3,807	7,632

Total revenue	8,923	2,603	4,141	4,547	8,148

Operating expenses:
Cost of product revenue	289	503	358	268	589
Research and development	11,420	6,816	6,794	9,649	6,014
Acquired in-process research and development	—	—	2,300	—	—
Royalties	9	487	1,517	1,436	1,251
Sales and marketing	1,392	595	655	1,051	875
General and administrative	8,802	3,756	2,852	1,577	1,737
Restructuring charge	595	—	—	—	—

Total operating expenses	22,507	12,157	14,476	13,981	10,466

Net loss from operations	(13,584)	(9,554)	(10,335)	(9,434)	(2,318)
Interest income	278	322	644	1,084	1,442
Interest expense	(162)	—	—	—	—

Net loss	$(13,468)	$(9,232)	$(9,691)	$(8,350)	$(876)

Net loss per common share-basic and diluted	$(1.34)	$(1.16)	$(1.51)	$(1.32)	$(.14)
Shares used in computing net loss per share-basic and diluted	10,028	7,956	6,437	6,335	6,296

Balance Sheet Data:	2002	2001	2000	1999	1998

Working capital	$3,342	$10,404	$5,799	$12,912	$24,454
Total assets	23,050	15,440	11,661	20,199	27,518
Total stockholders’ equity	$8,645	$13,494	$9,565	$16,625	$25,502

1.	During 2002, the Company received net proceeds of $5.0 million from a private placement of 250,000 shares of common stock.

2.	During 2001, the Company completed two private placements totalling 2,117,361 shares of common stock from which it received net proceeds of $9.5 million.

3.	During 2000, the Company acquired Atossa HealthCare in a transaction that was accounted for under the purchase method. In connection with the acquisition, the Company recognized a charge of $2.3 million for acquired in-process research and development.

4.	During 1998, the Company received net proceeds of $1.4 million from the exercise of warrants from the 1994 public offering of common stock and warrants.

ITEM 7 -     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion contains forward-looking statements that involve risks and uncertainties. Nastech’s actual results could differ materially from those discussed below. These statements include, but are not limited to, statements about the following: (i) our plans to broaden our focus on difficult to formulate drugs;(ii) our plans to commit significant financial resources in the future to internally fund multiple research and development project; (iii) expected increases in our license and research fee revenue; (iv) expected increases in our research and development costs; and (iiiv) the ability of our current cash position to provide adequate working capital through December 2003. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that Nastech files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

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

     We intend to commit financial resources in the future to internally fund multiple research and development projects through early stage feasibility studies, with the goal of partnering with pharmaceutical companies in a collaboration where in return for a license to our intellectual property we receive manufacturing profit margins, development milestone payments, and future product sales royalties. In addition, our future profitability will be affected by, among other things, the success of product sales by our licensees, achievement of milestones in research and development programs, regulatory uncertainties with respect to our filings with the FDA, and the success of our financing activities. As a result of the uncertainties associated with these factors and the increased investment in research and development, we anticipate operating losses in the foreseeable future.

Critical Accounting Policies

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require its most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of what we believe are our most critical accounting policies:

     We have entered into various licensing contracts with other pharmaceutical companies. Under these contracts, we generally recognize revenue from royalties at the time of product sale by the licensee. Royalty payments have varied based on the level of sales reported by the licensees, BMS and Schwarz Pharma. With the expiration of the U.S. patent covering Stadol® NS(TM) in August 2001 and the expiration of the international patent in April, 2002, we no longer receive royalty payments from BMS. As a result of our purchase of the license agreement for Nascobal from Schwarz Pharma, we will no longer receive a royalty from Schwarz Pharma, but expect to receive income from our own direct sales of Nascobal. Although Nascobal is coming off patent in 2005 we believe the economic life of Nascobal to be ten years. Nascobal is considered the most commercially viable, safe and effective alternative treatment for Vitamin B-12 deficiency, which will enable us to grow our market share in the coming years, and we do not see any viable competitive treatments besides traditional injectables that are likely to gain broad market acceptance.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on our part are recognized upon receipt. Milestone payments are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period.

     Our most significant application of this revenue policy, to date, is the $3.0 million in upfront fees and $2.0 million in additional payments received from Pharmacia in February 2002 and April 2002, respectively, which are being amortized over the estimated development period on a straight-line basis through December 2005. An additional $2.0 million milestone payment received in June 2002 and an additional $1.0 million milestone payment received in September 2002 were recognized in full based upon the percentage of actual costs incurred to date to the estimated total costs to be incurred over the development period. The estimated development period is subject to change based upon the continuous monitoring of current research data and the projections for the remaining development period. If the expected term were changed, this would impact the term over which the remaining deferred revenue would be recognized.

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed at that time.

     All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect research-related overhead expenses.

Results of Operations

Total Revenue

     In 2002, total revenue was $8.9 million, an increase of $6.3 million, or 242%, compared to 2001. The increase was primarily attributable to increased sales of our product, Nascobal, and to payments received pursuant to the Pharmacia Agreement for intranasal apomorphine.

     In 2001, total revenue was $2.6 million, a decrease of $1.5 million, or 37%, compared to 2000. The decrease was primarily attributable to a decline in royalty income sales of our Stadol®NS™ product, which was offset by a license payment from G. Pohl Boskamp of $0.5 million related to our intranasal morphine product rights and increased sales of Nascobal by Schwarz Pharma.

     Product revenue

     Product revenue consists of sales of Nascobal. From 1997 until September 30, 2002, we had a license agreement with Schwarz Pharma that granted to Schwarz Pharma exclusive rights to market Nascobal in the U.S. We recorded revenue from sales of manufactured products to Schwarz and sales royalty revenue received from Schwarz Pharma through September 2002. On September 30, 2002, we terminated that agreement and reacquired all of those rights. Effective October 1, 2002, we entered into a fee-for-service contract sales agreement with Cardinal Health, Inc. (“Cardinal”) pursuant to which Cardinal sells Nascobal on behalf of Nastech. (Refer to “Strategic Alliances-Schwarz Pharma” under Item 1 for a further discussion of our relationship with Schwarz Pharma.)

     In 2002, revenue from sales of Nascobal was $1.4 million, an increase of $0.4 million, or 40%, compared to 2001. The increase resulted from sales of Nascobal to wholesalers by Cardinal of $0.9 million in the fourth quarter of 2002, which was offset by a decrease in manufactured product revenue and sales royalty revenue from Schwarz Pharma in 2002.

     In 2001, revenue from sales of Nascobal was $1.0 million, an increase of $0.1 million, or 10%, compared to 2000. The increase resulted from the sale of additional product batches manufactured and shipped by the Company.

     Product sales are influenced by a number of factors, including demand, wholesaler inventory management practices and pricing.

     License and research fee revenue

     License and research fee revenue is comprised primarily of milestone payments; revenue from R&D services performed related to our intranasal apomorphine product; licensing fees received from Questor for Metoclopramide HC1 and royalty fees from BMS related to sales of Stadol®NS™. The patents on Stadol®NS™ expired in August 2001 in the U.S. and April 2002 internationally, which has resulted in the discontinuance of royalties for Stadol®NS™. With respect to our intranasal apomorphine product, the Company, on February 1, 2002 entered into the Pharmacia Agreement which granted exclusive rights to develop and market intranasal apomorphine to Pharmacia. The Agreement was terminated on January 24, 2003. (Refer to “Strategic Alliances-Pharmacia & Upjohn Company” under Item 1 for a further discussion of our relationship with Pharmacia.)

     In 2002, license and research fee revenue was $7.5 million, an increase of $5.9 million, or 369%, compared to 2001. The increase resulted primarily from milestone payments resulting from the achievement of certain product development milestones related to intranasal apomorphine and revenue from R&D services performed. These payments were offset by the $1.0 million decrease in royalty fees from BMS from sales of Stadol®NS™, due to the expiration of the U.S. and international patents on Stadol®NS™ and the $0.5 million decrease in license fees from G. Pohl Boskamp, recorded in 2001, resulting from our licensing of our internasal morphine product rights in Europe to G. Pohl Boskamp.

     In 2001, license and research fee revenue was $1.6 million, a decrease of $1.6 million, or 50%, compared to 2000. The decrease resulted from the a reduction in royalty fees from BMS from sales of Stadol®NS™, due to the expiration of the U.S. and international patents on Stadol®NS™, which was partially offset by a $0.5 million license payment from G. Pohl Boskamp resulting from our licensing of our internasal morphine product rights in Europe to G. Pohl Boskamp.

     We expect an increase in license and research fee revenue as a result of the anticipated consummation of the pending merger between Pfizer Inc. and Pharmacia Corporation.

Cost of product revenue

     In 2002, cost of product revenue was $0.3 million, a decrease of $0.2 million, or 40%, compared to 2001. The decrease resulted from manufacturing efficiencies and from a write-off of costs in 2001 related to a production batch failing product release standards.

     In 2001, cost of product revenue was $0.5 million, an increase of $0.1 million, or 25%, compared to 2000. The increase resulted from the write-off of costs associated with a production batch failing product release standards.

Research and development

     In 2002, R&D expenses were $11.4 million, an increase of $4.6 million, or 68%, compared to 2001. The increase resulted from $1.9 million in costs incurred in the development activities for the Company’s intranasal apomorphine product since the execution of the Pharmacia Agreement, $0.9 million in costs associated with occupancy of the new laboratory space in Bothell, Washington, and increased patent costs in support of the Company’s R&D intellectual property portfolio.

     In 2001, R&D expenses were $6.8 million, no change compared to 2000.

     We expect an increase in research and development costs in 2003 resulting from the continuing development of our clinical and preclinical initiatives.

Acquired in-process research and development

     In 2000, $2.3 million was recorded as an acquired in-process research and development (“In-process R&D”) charge resulting from the merger with Atossa in 2000. The In-process R&D was valued based on the income approach of the assets acquired.

     There were no such charges recorded 2002 or 2001.

Royalties

     In 2002, royalty expenses were $9,000, a decrease of $478,000, or 98%, compared to 2001. The decrease resulted from the decrease in sales of Stadol®NS™ by BMS and the related decrease in royalties payable to UKRF due to the discontinuance of royalties for Stadol®NS™ resulting from the expiration of the U.S. patent on Stadol®NS™.

     In 2001, royalty expenses were $0.5 million, a decrease of $1.0 million, or 67%, compared to 2000. The decrease resulted from the decrease in sales of Stadol®NS™ by BMS and the related decrease in royalties payable to UKRF due to the discontinuance of royalties for Stadol®NS™ resulting from the expiration of the U.S. patent on Stadol®NS™.

Sales and marketing

     In 2002, sales and marketing expenses were $1.4 million, an increase of $0.8 million, or 133%, compared to 2001. The increase resulted from $0.4 million in increased advertising costs for Nascobal resulting from the Company’s relaunch of its efforts to market Nascobal and $0.3 million in contract sales organization costs.

     In 2001, sales and marketing expenses were $0.6 million, a decrease of $0.1 million, or 14%, compared to 2000.

General and administrative

     In 2002, general and administrative (“G&A”) expenses were $8.8 million, an increase of $5.0 million, or 132%, compared to 2001. The increase resulted from $0.8 million of non-cash compensation expense related to stock options granted to the Company’s Chief Executive Officer in connection with the Company’s extension of his employment agreement through December 31, 2005, $0.6 million of compensation expense related to extending the expiration dates for all options held by certain members of the Board of Directors, $0.8 million in legal and consulting costs related to executing the Pharmacia Agreement, $0.5 million in legal and consulting costs related to the Divestiture Agreement with Pharmacia, $0.4 million in recruitment and relocation costs associated with increasing staffing and the Company’s move from New York to Bothell, Washington, $0.5 million in increased labor costs, $0.5 million in costs associated with the occupancy of new offices in Bothell, Washington, and $0.3 million in costs related to a contract success fee. As discussed above, approximately 20% of the 2002 G&A expenses relate to our move, the Pharmacia divestiture and extension of stock options held by certain members of our board of directors and are not expected to represent a trend in expense rate.

     In 2001, G&A expenses were $3.8 million, an increase of $.9 million, or 31%, compared to 2000. The increase resulted from $0.4 million in severance payments to two former officers of the Company and the extension of the option period on vested but unexercised stock options, and $0.3 million in compensation for a full year’s salary and temporary living costs for the Company’s Chief Executive Officer.

Restructuring charge

     In 2002, a restructuring charge of $0.6 million was recorded which resulted from the termination of the lease on the Adams Avenue Facility effective as of February 14, 2003. The restructuring charge is comprised of a $0.9 million write-off of leasehold improvements and $0.1 million for costs related to vacating the Facility, which was offset by the elimination of the $0.4 million deferred rent liability. There were no restructuring charges in 2001 or 2000.

Interest Income

     In 2002, interest income was $278,000, a decrease of $44,000, or 14%, compared to 2001. The decrease resulted from a decrease in prevailing market rates of interest and average funds available for investment. Average funds for investment in 2002 were $14.2 million at an average interest rate of 2.0% compared to $8.3 million and 4.0% in 2001.

     In 2001, interest income was $322,000, a decrease of $322,000, or 50%, compared to 2000. The decrease resulted from a decrease in prevailing market rates of interest and average funds available for investment. Average funds for investment in 2001 were $8.3 million at an average interest rate of 4.0% compared to $8.7 million and 6.2% in 2000.

Interest Expense

     In 2002, interest expense was $0.2 million resulting from the $7.25 million note payable to Schwarz Pharma related to the Company’s acquisition of all rights, title and interests arising under or by virtue of the Acquisition Agreement. The note will be repaid in semi-annual installments over a four-year period plus interest at 7.5% per annum on any outstanding balance. (Refer to “Strategic Alliances-Schwarz Pharma” in Item 1 for a discussion of the terms of the Acquisition Agreement.)

     There was no interest expense in 2001 or 2000.

Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its CEO in exchange for use of the Company’s laboratory facility for certain research and development work. Under this arrangement, during years ended December 31, 2002 and December 31, 2001, the Company paid rent of approximately $36,800 and $29,700, respectively.

     A member of the Company’s Board of Directors provided legal services to the Company. Fees earned by this director during the years ended December 31, 2002 and December 31, 2001 were $82,750 and $42,000, respectively. The director no longer provides legal services to the Company.

     From 1999 until 2002 we provided split-dollar life insurance for our former Chairman of the Board of Directors (who is currently a director) in consideration for services rendered and in lieu of cash remuneration. At the end of 15 years, the premiums we paid are to be repaid to us, with such repayment secured by our collateral interest in the insurance policy. For the years ended December 31, 2002, 2001 and 2000, respectively, we recognized $40,000, $40,000, and $22,000 of expense related to this policy.

Liquidity and Capital Resources

     At December 31, 2002, the Company’s sources of liquidity included cash and cash equivalents of $9.0 million compared to $11.8 million at December 31, 2001. The Company has an accumulated deficit of $52.7 million and expects additional operating losses in the foreseeable future as it continues its research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for the Company.

     During 2002, payments to the Company under the terms of the Pharmacia Agreement included an up-front payment of $3.0 million, an additional payment of $2.0 million, milestone payments of $3.0 million and revenue from R&D services performed of $2.6 million. In addition, pursuant to the Pharmacia Agreement, Pharmacia, in 2002, purchased 250,000 shares of the Company’s common stock, for $5.0 million in cash. As a result of the Company’s execution of the Divestiture Agreement with Pharmacia on January 24, 2003, the Company received $13.5 million, consisting of a $6 million divestiture payment, $7 million in restricted development funds (to be unrestricted upon the closing of the Pfizer-Pharmacia Merger) and $0.5 million for reimbursement of divestiture expenses. Pharmacia is expected to make no further payments to the Company pursuant to the Pharmacia Agreement.

     The Company has financed its operations primarily through the sale of common stock and warrants in private placements and in the public markets and also through revenues received as royalties from its collaborative partners and, to a lesser extent, from sales of manufactured product. Accounts, royalties and fee receivables at December 31, 2002 consist principally of receivables pursuant to the Pharmacia Agreement. In addition to the common stock issued to Pharmacia in 2002, the Company issued 388,187 shares of common stock in connection with the exercise of warrants and options, which yielded $2.2 million in cash.

     At December 31, 2002, the Company had $3.3 million of working capital, compared with $10.4 million as of December 31, 2001, a decrease of $7.1 million, or 68%. This decrease was primarily attributable to the $1.1 million increase in deferred revenue (current portion) resulting from the payments paid in conjunction with the Pharmacia Agreement, the $2.8 million current portion of the Company’s note payable which resulted from the purchase of all of Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement, the $1.2 million increase in accounts payable and accrued expenses and the $2.7 million net decrease in cash, due primarily to the payment of $1.5 million to Schwarz Pharma related to the Company’s reacquisition of Nascobal.

     The Company has a note payable of $7,250,000 payable in semi-annual installments with the remaining balance to be paid in full by September 30, 2006, including interest at 7.5% per annum.

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation, which allows it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3- or 4-year U.S. treasury note plus 5.85%. The application of the 3- or 4-year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of December 31, 2002, the Company has drawn $191,921 and $208,712 from the available lease line at rates of 9.54% and 9.96%, respectively.

     In July 2000, the Company entered into an equity line of credit agreement with an investor. Under the equity line, the Company has the option, at its discretion, to issue during a three-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date, no draw down under the equity line of credit has been initiated.

     In April 2002, the Company entered into an operating lease agreement to expand its office, laboratory and manufacturing space in Bothell, Washington. The lease term is approximately ten years, expiring January 31, 2013. Future minimum lease payments are approximately $9.5 million during the lease term with annual lease expense of approximately $908,000 when full occupancy is achieved.

     The Company believes that its current cash position, including the receipt of $13.5 million from Pharmacia in January 2003 pursuant to the Divestiture Agreement, revenues from sales of Nascobal, and receipts from future research and development and commercialization collaborations will provide it with adequate working capital through at least December 31, 2003. In the event these receipts do not provide the Company with adequate working capital, the Company may be required to curtail or reduce its research and development activities or raise additional funds from new investors or in the public markets.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires annual evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. For the periods ending December 31, 2001 and 2000, the Company amortized approximately $57,000 and $24,000, respectively, of goodwill related to the Company’s acquisition in 2000 of Atossa HealthCare, Inc. The Company has adopted SFAS 141 and 142 effective January 1, 2002 and determined that the remaining goodwill of $90,000 is not impaired. The Company will conduct an assessment of goodwill impairment on an annual basis. The pro forma net loss and loss per share for the 12 months ended December 31, 2001, excluding goodwill amortization of $57,000, was $9,175,000 and $1.15 per share, respectively. The pro forma net loss and loss per share for the 12 months ended December 31, 2000, excluding goodwill amortization of $24,000, was $9,667,000 and $1.50 per share, respectively.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact that EITF 00-21 will have on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment of cash in excess of near term requirements. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within 15 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer excluding the U.S. Government do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

     The table below outlines the minimum cash outflows for payments on our note payable and capital lease obligation (in thousands):

	2003	2004	2005	2006	Total	Fair Value

Note payable	$3,294	$2,338	$1,438	$1,344	$8,414	$7,250
Capital lease obligation	144	144	119	48	455	393

Total	$3,438	$2,482	$1,557	$1,392	$8,869	$7,643

ITEM 8 - INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
     Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
February 11, 2003

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,021	$11,760
Accounts receivable, net	745	71
Royalties, fees and other receivables	111	242
Inventories	338	85
Prepaid expenses and other assets	190	162

Total current assets	10,405	12,320
Property and equipment, net	3,261	2,955
Intangible assets, net	8,491	—
Security deposits and other assets	803	75
Goodwill	90	90

Total assets	$23,050	$15,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and royalties payable	$1,269	$563
Accrued expenses and other liabilities	1,847	1,347
Note payable – current portion	2,750	—
Capital lease obligations – current portion	114	6
Deferred revenue – estimated current portion	1,083	—

Total current liabilities	7,063	1,916

Note payable, net of current portion	4,500	—
Deferred revenue, net of current portion	2,167	—
Other liabilities	402	—
Capital lease obligation, net of current portion	273	30

Total liabilities	14,404	1,946

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,193,706 and 9,555,519 shares outstanding at December 31, 2002 and 2001, respectively	61	57
Additional paid-in capital	62,506	52,732
Deferred compensation	(1,219)	—
Accumulated deficit	(52,703)	(39,235)

	8,645	13,554
Less: Treasury stock, at cost; 0 and 32,079 shares outstanding at December 31, 2002 and 2001, respectively	—	60

Total stockholders’ equity	8,645	13,494

Commitments, contingencies and subsequent event

Total liabilities and stockholders’ equity	$23,050	$15,440

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,

	2002	2001	2000

Revenue:
Product revenue, net	$1,408	$996	$906
License and research fees	7,515	1,607	3,235

Total revenue	8,923	2,603	4,141

Operating expense:
Cost of product revenue	289	503	358
Research and development	11,420	6,816	6,794
Acquired in process research and development	—	—	2,300
Royalties	9	487	1,517
Sales and marketing	1,392	595	655
General and administrative	8,802	3,756	2,852
Restructuring charge	595	—	—

Total operating expenses	22,507	12,157	14,476

Net loss from operations	(13,584)	(9,554)	(10,335)
Interest income	278	322	644
Interest expense	(162)	—	—

Net loss	$(13,468)	$(9,232)	$(9,691)

Net loss per common share-basic and diluted	$(1.34)	$(1.16)	$(1.51)

Shares used in computing net loss per share-basic and diluted	10,028	7,956	6,437

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Share Data)

	Common Stock
			Additional				Total
			Paid-in	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance, December 31, 1999	6,267,485	$38	$37,050	—	$(20,312)	$(151)	$16,625
Common stock issued for acquisition of Atossa HealthCare, Inc.	600,000	3	2,450	—	—	—	2,453
Value of warrants issued in connection with equity financing agreement	—	—	100	—	—	—	100
Compensation related to stock options	—	—	34	—	—	—	34
Shares issued in connection with exercise of stock options	13,000	—	44	—	—	—	44
Net loss	—	—	—	—	(9,691)	—	(9,691)

Balance, December 31, 2000	6,880,485	41	39,678	—	(30,003)	(151)	9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	—	91	3,509
Compensation related to stock options	—	—	145	—	—	—	145
Net loss	—	—	—	—	(9,232)	—	(9,232)

Balance December 31, 2001	9,555,519	57	52,732	—	(39,235)	(60)	13,494
Proceeds from the issuance of common shares in connection with private placements	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	388,187	2	2,172	—	—	60	2,234
Compensation related to stock options	—	—	2,604	(1,219)	—	—	1,385
Net loss	—	—	—		(13,468)	—	(13,468)

Balance December 31, 2002	10,193,706	$61	$62,506	$(1,219)	$(52,703)	—	$8,645

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2002	2001	2000

Operating activities:
Net loss	$(13,468)	$(9,232)	$(9,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development cost	—	—	2,300
Non-cash compensation related to stock options	1,385	145	34
Value of warrants issued in connection with equity financing agreement	—	—	100
Depreciation and amortization	1,402	846	732
Non – cash restructuring charges	595	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	(543)	962	(239)
Inventories	(253)	89	105
Prepaid expenses, security deposits and other assets	(756)	7	322
Accounts and royalties payable	706	(572)	(1,588)
Deferred revenue	3,250	—	—
Accrued expenses and other liabilities	1,178	386	63

Net cash used in operating activities	(6,504)	(7,369)	(7,862)

Investing activities:
Property and equipment	(2,363)	(179)	(593)
Purchase of license agreement	(1,457)	—	—
Proceeds of short-term investments-redemptions	—	—	3,986
Cash received upon acquisition of Atossa Healthcare, Inc.	—	—	29

Net cash provided by (used in) investing activities	(3,820)	(179)	3,422

Financing activities:
Proceeds from capital lease financing	401	36	—
Payments on capital lease	(50)	—	—
Private placements of common shares	5,000	9,507	—
Exercise of stock options	2,133	1,741	44
Proceeds from exercise of warrants	101	1,768	—

Net cash provided by financing activities	7,585	13,052	44

Net increase (decrease) in cash and cash equivalents	(2,739)	5,504	(4,396)
Cash and cash equivalents – beginning of year	11,760	6,256	10,652

Cash and cash equivalents – end of year	$9,021	$11,760	$6,256

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$26	—	—

Non cash activities:
Note payable incurred for purchase of license agreement	$7,250	—	—

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2002

Note 1 — Business and Basis of Presentation

     Business

     Our business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. By using biophysics, physical chemistry and pharmacology in drug development, we seek to maximize therapeutic efficacy and safety, which sometimes involve a change in route of administration.

     We have an accumulated deficit of $52.7 million as of December 31, 2002. We expect to incur operating losses in the foreseeable future as we continue our research and development of commercial products. We expect to generate future revenues from contract research, milestones and license fees, royalties and manufacturing product sales.

     We have funded our operating losses primarily through the sale of common stock in the public market and also through revenues resulting from royalties provided by our collaborative partners.

     We face certain risks and uncertainties regarding our ability to generate positive operating cash flow and profits. These risks include, but are not limited to, our ability to obtain additional capital, protect our patents and property rights, overcome uncertainties regarding our technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees.

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

     (d)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of raw materials at our manufacturing facility and finished goods held by our distributor, Cardinal Health Services, Inc.

     (e)  Intangible Assets and Goodwill

     Intangible assets consist of costs associated with the purchase of a license agreement related to the Company’s Nascobal product as is more fully described in Note 15. Such costs are being amortized over a ten-year period from the date of acquisition using the straight line method.

     Goodwill represents the cost in excess of the net assets resulting from the Company’s acquisition in 2000 of Atossa Health Care, Inc. Until December 31, 2001, goodwill was amortized on a straight-line basis over a three-year period. In accordance with SFAS 142, this amortization ceased after December 31, 2001. Accumulated amortization at December 31, 2001 and 2000 was $81,000 and $24,000, respectively. The pro forma net loss and loss per share for the 12 months ended December 31, 2001, excluding goodwill amortization of $57,000, was $9,175,000 and $1.15 per share, respectively. The pro forma net loss and loss per share for the 12 months ended December 31, 2000, excluding goodwill amortization of $24,000, was $9,667,000 and $1.50 per share, respectively. As required by SFAS 142, the Company will conduct, on an annual basis, an assessment of goodwill impairment.

     As a result of the Company’s R&D programs, the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company’s R&D program have been expensed as incurred. These costs were $931,000 in 2002.

     (f)  Property and Equipment

     Property and equipment are carried at cost and depreciated using straight-line methods over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are charged to expense as incurred.

     (g)  Impairment of long-lived assets

     Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

     Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 excludes goodwill from its impairment scope, allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company’s financial statements.

     (h)  Revenue Recognition and Accounts Receivable

     The Company has entered into various licensing contracts with other pharmaceutical companies. Under these contracts, the Company generally recognizes revenue from royalties at the time of product sale by the licensee. Royalty payments have varied based on the level of sales reported by the licensees, Bristol-Myers Squibb (“BMS”) and Schwarz Pharma. In addition, with the expiration of the U.S. patent covering Stadol® NS(™) in August 2001 and the expiration of the international patent in April, 2002, the Company’s royalty revenue from BMS decreased substantially and will not be a significant source of revenue in the future. As a result of the Company’s purchase of the license agreement for Nascobal from Schwarz Pharma in October 2002, the Company will no longer be receiving a royalty from Schwarz Pharma, but expects to receive income from its own direct sales of Nascobal which will be recognized at the time of sale and passage of title. The Company believes the economic life of Nascobal to be ten years.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period in accordance with guidance rendered in the Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue in Financial Statements”, as amended. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on the part of the Company are recognized upon receipt. Milestone payments are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period.

     The Company’s most significant application of this revenue policy, to date, is the $3.0 million in upfront fees and $2.0 million in additional payments received from Pharmacia in February 2002 and in April 2002, respectively, which are being amortized over the estimated development period on a straight-line basis through December 2005. An additional $2.0 million milestone payment received in June 2002 and an additional $1.0 million milestone payment received in September 2002 were recognized in full based upon the percentage of actual costs incurred to date to the estimated total costs to be incurred over the development period. The estimated development period is subject to change based upon the continuous monitoring of current research data and the projections for the remaining development period. During the fourth quarter of 2002, the estimated development period was extended to December 31, 2005 to accommodate additional studies requested by the FDA.

     For the year ended December 31, 2002, a substantial portion of revenue was derived from upfront fees, milestone payments and revenue from R&D services performed for Pharmacia and from direct sales of Nascobal. For the year ended December 31, 2001, a substantial portion of revenue was derived from licensing agreements with BMS, Schwarz Pharma, and G. Pohl Boskamp.

     The Company’s accounts receivable are predominantly from sales of Nascobal and from billings to Pharmacia for R&D costs we have incurred with respect to the development of intranasal apomorphine.

     (i)  Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss presented excludes the effect of common stock equivalents (stock options and warrants) since such inclusion in the computation would be anti-dilutive. Such options and warrants amounted to 3,432,752; 2,329,516; and 2,130,745 for years 2002, 2001, and 2000, respectively.

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

     (k)  Stock-Based Compensation

     We account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Effective July 1, 1996, we adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the disclosure of pro forma net income and earnings per share as if we adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996.

     The per share weighted average fair value of stock options granted during the fiscal years ended December 31, 2002, 2001 and 2000 was $9.53, $5.26, and $2.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk free interest rate	3.8%	4.7%	5.0%
Expected stock volatility	96%	86%	71%
Expected option life	5 years	5 years	5 years

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our net loss would have been reported as the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(13,468)	$(9,232)	$(9,691)
Add; Stock-based employee compensation included in the reported net loss	1,385	145	34

Deduct; stock-based employee compensation, determined under fair value based methods	(6,965)	(1,857)	(778)

Pro forma net loss	$(19,048)	$(10,944)	$(10,435)

Loss per share
Basic	$(1.34)	$(1.16)	$(1.51)
Basic – pro forma	$(1.90)	$(1.38)	$(1.62)

     (l)  Research and Development Costs

     All R&D costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses.

     (m)  Fair Value of Financial Instruments

     We consider the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments have short-term maturities.

     (n)  Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 comparative information to conform to the current year presentation.

     (o)  Adoption of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires annual evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact that EITF 00-21 will have on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Note 3 — Property and Equipment

     Property and equipment at December 31, 2002 and 2001 are comprised of (in thousands):

	2002	2001

Furniture and fixtures	$388	$376
Machinery and equipment	3,106	2,332
Computer equipment	927	465
Leasehold improvements	1,641	2,265

	6,062	5,438
Less accumulated depreciation and amortization	2,801	2,483

Net property and equipment	$3,261	$2,955

     Depreciation expense in 2002, 2001 and 2000 was $1,186,000, $789,000 and $708,000, respectively.

Note 4 — Accrued Expenses

     Accrued expenses at December 31, 2002 and 2001 are comprised of (in thousands):

	2002	2001

Accrued payroll and employee benefits	$377	$154
Deferred rent payable	5	329
Other accrued expenses	1,465	864

	$1,847	$1,347

Note 5 — Intangible Assets/Goodwill

     Intangible Assets and Goodwill at December 31, 2002 and 2001 are comprised of (in thousands):

	2002	2001

Purchase of License Agreement, Note 15	$8,707	—
Accumulated amortization	216	—

Intangible assets	8,491	—

Goodwill, resulting from Atossa acquisition	171	171
Accumulated amortization	81	81

Goodwill	$90	$90

     Intangible assets consist of costs associated with the purchase of a license agreement related to the Company’s Nascobal product as is more fully described in Note 15. Such costs are being amortized over a ten-year period from the date of acquisition using the straight-line method at $864,000 per year. Amortization expense recorded in 2002 was $216,000.

Note 6 — Note Payable

     Note Payable at December 31, 2002 and 2001 is comprised of the following (in thousands):

	2002	2001

Note Payable to Schwarz Pharma, bearing interest at a fixed rate of 7.50% per annum on any outstanding balance (Note 15)	$7,250	$—
Less current portion	2,750	—

Note Payable – long term	$4,500	$—

     On September 30, 2002, the Company purchased any and all rights pursuant to a license agreement from Schwarz Pharma related to the Nascobal product (Refer to Note 15). Under the terms of the agreement, the Company will pay Schwarz Pharma a total of $8.75 million, comprised of an upfront payment of $1.5 million, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note will be repaid in semi annual installments over a four-year period plus interest at 7.5% per annum on any outstanding balance and is collateralized by a security interest in certain assets that relate specifically to Nascobal, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment.

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

Note 7 — Stockholders’ Equity

     (a)  Private Placements

     In March 2002, we sold 250,000 shares of common stock to Pharmacia & Upjohn Company for $20.00 per share in conjunction with the Collaboration and License Agreement dated February 1, 2002 between the Company and Pharmacia. The sale yielded $5.0 million in cash to the Company.

     In March and May 2001, we raised approximately $4.5 million in net proceeds through a private placement of 1,017,361 shares of common stock to a group of investors. In connection with such placement, we also issued to the investors and placement agent warrants to purchase 595,155 shares of our common stock at an exercise price of $6.34 per share. As of December 31, 2002, 93,977 warrants issued in connection with these placements have been exercised. The market price at the time the warrants were issued was $4.25 per share. The warrants expire on March 22, 2006.

     In October 2001, we raised approximately $5.0 million in net proceeds through a private placement of 1.1 million shares to a group of institutional investors. The offering to the investors was made at a cash discount to the prevailing market price. The net proceeds were used to fund ongoing research and development and working capital. In connection with the October 2001 private offering, we granted warrants to purchase 68,000 shares of our common stock to Jesup & Lamont Securities Corporation, a registered broker-dealer, as a placement fee for its services. Jesup & Lamont may exercise its warrants at any time prior to May 11, 2005, at a strike price of $7.50 per share of common stock. We also granted warrants to purchase 100,000 shares of our common stock to Castlebar Enterprises Limited (“Castlebar”) as consideration for Castlebar’s consent under an equity line of credit agreement to the October 2001 offering as well as to all future private offerings of our securities if we sell those securities for cash with registration rights. Castlebar may exercise its warrants at any time prior to July 11, 2003, at a strike price of $10.00 per share of common stock. The market price at the time the warrants were issued was $7.35 per share. As of December 31, 2002, no warrants issued to Jesup & Lamont relating to the private placement had been exercised. All warrants issued to Castlebar relating to the private placement were exercised during 2001.

     (b)  Preferred Stock

     We are authorized to issue up to 100,000 shares of preferred stock, the designations, powers, preferences and rights of which may be determined, from time to time, by our Board of Directors. As of December 31, 2002, no preferred stock has been issued.

     (c)  Stockholders Rights Plan

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

Note 8 — Stock Options

     Under our stock option plans, we are authorized to grant options to purchase a maximum of 3,100,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) to our employees, officers and directors and other persons who provide us services. The options to be granted are designated as either incentive stock options or non-incentive stock options by the Board of Directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options.

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

     On May 2, 2002, the Company extended the term of the employment agreement of its chief executive officer (“CEO”) through December 31, 2005. In connection with the extension, the Company granted its CEO an option to purchase 800,000 shares of common stock at an exercise price of $12.94 per share, which was the market price at the date of grant. The option vests at the rate of 200,000 per year over four years beginning in May 2002. The Company’s stockholders approved the option plan that included the CEO options on June 6, 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by the stockholders resulted in compensation expense of $2.0 million that will be recognized as expense over the vesting period. For the 12 months ended December 31, 2002, the Company recognized expense of $773,000. This amount is included in general and administrative expense. The $1.2 million balance of the expense will be recognized at $39,000 per month through July 2005.

     On October 16, 2002, the Board of Directors of the Company, in order to allow for a more orderly distribution of shares on the market, voted in favor of extending the expiration date for all options held by certain members of the Board of Directors expiring in June or August 2003 to 10 years after the date of the original grant. Directors who do not hold any affected options unanimously approved these changes. The new option expiration dates will be June 1, 2005 and August 27, 2008, respectively. A related charge of $612,000 was recorded in general & administrative expense in October 2002.

     In May 2001, the Board of Directors increased the lives of the option awards granted to Board members upon separation from the Board of Directors from 90 days to 24 months, but not beyond the original life of the options. The modification to the vesting caused a new measurement date for the options that resulted in an incremental intrinsic value of $231,000. A charge will be recognized if a separation event occurs; however, no charge will be incurred if the options expire or if the Board members exercise their options before they terminate their services. No charge was recorded for the fiscal year ended December 31, 2002.

     As of December 31, 2002 the Company had 669,761 shares of common stock available for future grant under its stock option plans. In addition, we issued 561,719 stock options outside the plans. These shares are registered shares and are included in the table below. Data relating to the stock options issued are as follows.

		Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	1,897,876	$6.66	2,012,245	$6.00	1,170,512	$4.84
Granted	1,417,100	13.80	408,400	7.49	1,163,300	6.79
Exercised	(404,340)	5.28	(375,046)	4.69	(13,000)	3.37
Expired	—	—	(18,967)	5.63	(103,000)	5.08
Canceled	(10,000)	15.43	—	—	(135,000)	5.12
Terminated	(37,062)	8.81	(128,756)	4.89	(70,567)	3.26

Outstanding at end of period	2,863,574	$10.34	1,897,876	$6.66	2,012,245	$6.00

The following table summarizes additional information on our stock options outstanding at December 31, 2002:

Options Outstanding					Options Exercisable

Range of exercise prices			Number outstanding	Weighted-average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercisable price

$1.94	-	$ 3.63	70,366	1.375	$3.06	70,366	$3.06
$4.09	-	$ 5.13	541,743	2.504	4.38	355,015	4.42
$5.15	-	$ 8.75	572,665	4.178	6.95	407,601	6.46
$8.84	-	$15.00	1,391,800	6.846	12.70	418,001	12.89
$15.30	-	$25.00	287,000	8.303	18.72	50,000	15.43

Totals			2,863,574	5.510	$10.34	1,300,983	$8.13

Note 9 — Income Taxes

     Our net deferred tax assets as of December 31, 2002 and 2001, are estimated as follows (in thousands) :

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$16,828	$13,429
Federal and State tax credits	2,182	1,745
Depreciation & amortization	1,543	1,410
Other	2,424	218

Total deferred tax assets	$22,977	$16,802
Valuation allowance	(22,977)	(16,802)

Net deferred taxes	—	—

     A valuation allowance for 2002 and 2001 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

     At December 31, 2002, we have available net operating loss carryforwards for Federal and State income tax reporting purposes of approximately $44,627,800, and have available Federal and State tax credits of approximately $2,182,000, which are available to offset future taxable income, if any. These carryforwards begin to expire in 2003 and will continue to expire through 2022 if not used to offset future taxable income. Our ability to use such net operating loss and Federal and State tax credit carryforwards is limited by change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

     During 2002 and 2001, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $1.7 million and $1 million, respectively. Of these amounts, approximately $1.7 million and $1 million were recognized as deductions for tax purposes in 2002 and 2001, respectively, and are included in the Company’s available net operating loss carryforwards as of December 31, 2002. The proceeds from such stock options will be credited to additional paid in capital in the period the related tax deduction is taken.

     The difference between the expected benefit computed using the statutory tax rate of 34% in 2002 and the recorded benefit of $0 is due primarily to the change in the valuation allowance.

Note 10 — Commitments

(a) Employment Agreements and Accrued Compensation

     Certain of our officers have employment agreements that provide base compensation and annual incentive compensation.

(b) Leases:

     We lease space for our R&D activities and corporate offices under a lease expiring January 2013 and we lease manufacturing space under a lease expiring on June 30, 2005. The lease for the manufacturing space has a five-year renewal option. In addition, we also leased space for R&D and administrative activities under a lease expiring October 31, 2009 (“Adams Avenue Facility”). Such lease, however, was terminated as of February 14, 2003 due to the relocation of our corporate offices and research and development activities (Note 17). We also lease office and laboratory space on an annual basis for the conduct of clinical trials, and space as a result of the merger with Atossa in 2000 which expires in 2004. The following is a schedule of future minimum lease payments (in thousands) as of December 31, 2002, which excludes the Adams Avenue Facility:

2003	$969
2004	968
2005	924
2006	899
2007	922
Thereafter	5,054

Total	$9,736

     Rental expense aggregated approximately $802,000, $352,000, and $381,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 11 — Contractual Agreements

     (a)  Pharmacia & Upjohn Company — On February 1, 2002, the Company entered into a collaboration and license agreement (“Pharmacia Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”). Under the terms of the agreement, Pharmacia received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and would manage and fund all future development in these indications. The Company retained development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug (“IND”) application to Pharmacia in April 2002. Pharmacia purchased 250,000 shares of the Company’s common stock for $5.0 million in March 2002. In addition, the Company received and recognized as revenue $2.0 million in June 2002 and $1.0 million in September 2002 for achieving certain other development milestones. The $3.0 million in upfront payments and $2.0 million in additional payments was being amortized over the estimated development period on a straight-line basis through February 2004. During the fourth quarter of 2002, the estimated development period was extended to December 31, 2005 to accommodate additional studies requested by the FDA. During 2002, the Company recognized $1.7 million of revenue related to these payments.

     Pharmacia agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During 2002, the Company recognized revenue of $2.6 million related to such activities, all of which is included in License and research fee revenue.

     Upon commercialization of the product, the Company would have received royalties on product sales that increase based on sales levels. The Pharmacia Agreement also provided for minimum royalties payable to the Company during the nine years following the one-year anniversary of the launch of the product. For the first five years following launch of the product, the Company would manufacture nasally administered apomorphine that would be sold to Pharmacia.

     On January 24, 2003 we entered into a Divestiture Agreement with Pharmacia under which we will reacquire all development and marketing rights to the intranasal apomorphine product. The Divestiture Agreement will terminate the Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 (the “Supply Agreement”) pursuant to which Pharmacia has been our exclusive licensee and development and commercialization partner with respect to the intranasal apomorphine product.

     The Divestiture Agreement is the result of the United State Federal Trade Commission’s (“FTC’s”) investigation of the pending merger between Pfizer Inc. and Pharmacia Corporation (the “Pfizer-Pharmacia Merger”). The divestiture is intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace.

     Effective upon the signing of the Divestiture Agreement in 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6 million divestiture payment, $7 million in development funds and $500,000 for reimbursement of expenses of the divestiture transaction. Also effective upon the signing of the Divestiture Agreement, the Company and Pharmacia agreed to enter into an agreement with a mutually acceptable clinical research organization to pursue ongoing clinical development of the product. Prior to the closing of the Pfizer-Pharmacia Merger, the $7 million in development funds may be disbursed by the Company only for certain fees and expenses under the Pharmacia Agreement and the Supply Agreement or the agreement with the clinical research organization; thereafter, we are entitled to retain any remaining amounts of these development funds.

     Effective upon the closing of the Pfizer-Pharmacia Merger, the existing Pharmacia Agreement and the Supply Agreement will terminate and the Company will reacquire from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia will grant us an exclusive, royalty-free license to exploit, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transfer to us all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer have covenanted not to sue us for infringement of certain patents by reason of our development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction.

     (b)  G. Pohl Boskamp

     On August 2, 2001, we licensed to G. Pohl Boskamp GmbH & Co, a German company, our proprietary morphine technology to develop, manufacture, market and sell intranasal morphine products in certain European territories, as defined in the license agreement. Under such licensing agreement, we received an upfront non-refundable fee of $500,000 that was recorded as revenue in 2001 in the accompanying consolidated statement of operations as the Company has no further involvement with the development of the product. We will receive additional license fees upon the issuance of patents in the European territories, as defined. We will also receive royalty payments upon future net sales of intranasal morphine products in Europe. As of December 31, 2002, no additional fees or royalties were received.

     (c)  Schwarz Pharma

     In July 1997, we exclusively licensed to Schwarz Pharma the right to market our Nascobal (Cyanocobalamin, USP) Gel for intrasnasal administration in the U.S. We retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. According to the agreement, we were to receive royalty payments from Schwarz Pharma based upon the net sales of Nascobal. We also earned revenue each time Schwarz Pharma purchased Nascobal from us. We received aggregate sales and royalty payments under this Agreement of $493,000 in 2002, $996,000 in 2001, and $906,000 in 2000. This agreement was terminated on September 30, 2002 as discussed below. Our applicable patent for this product expires in 2005.

     On September 30, 2002, the Company purchased all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement. Under the Acquisition Agreement, Schwarz Pharma relinquishes its rights to receive any consideration from Nastech from a second-generation dosage form of Nascobal as well as any consideration upon the future sale or license of intranasal scopolamine. Cancellation of the scopolamine agreement relieves the Company of a contingent liability of approximately $4.0 million.

     The Company has contracted with Cardinal Healthcare, Inc. and its subsidiaries to distribute, market and sell Nascobal in the U.S. effective October 1, 2002.

     (d)  Questcor Pharmaceuticals, Inc.

     In March 1990, Questcor (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) purchased our Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide Agreement”). The Metoclopramide Agreement provides for certain minimum royalties through October 2004, and other fees to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. We received $100,000 in 2002 as a minimum royalty under this agreement. Questcor has a sublicense for nasal Metoclopramide HCl with Crinos Industria Farmacobiologica SpA in Italy and Prodis Pharma in Spain. In 1998, Metoclopramide HCl was approved for marketing in Italy.

     (e)  Bristol-Myers Squibb Company (“BMS”)

     In January 1986, we sublicensed to BMS our development and commercial exploitation rights with respect to our licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay us a royalty based on the net sales of such product (the “BMS Agreement”). We paid a percentage of these royalties to the UKRF under our separate license agreement with UKRF. In August 2001, the U.S. patent for Butorphanol Tartrate expired and in April 2002, the international patent for Butorphanol Tartrate expired. The Company no longer receives royalty payments from BMS for sales of Butorphanol Tartrate.

     (f)  University of Kentucky Research Foundation (“UKRF”)

     In June 1983, we entered into an agreement with the UKRF and Dr. Anwar Hussain (“UKRF Agreement”). We obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The U.S. UKRF patent covering Butorphanol Tartrate expired in August 2001. The UKRF Agreement required us to pay UKRF approximately 20% of our royalties received from Bristol-Myers Squibb Company (“BMS”) on product sales of Stadol®NS™.

     (h)  Customer Concentration

     One customer accounted for 83% of total revenue in 2002, three customers accounted for 96% of total revenue in 2001 and two customers accounted for 97% of total revenue in 2000. Revenue by customer was $7.4 million in 2002; $1 million, $996,000 and $500,000 in 2001 and $3.1 million and $906,000 in 2000. No other customer accounted for more than 10% of revenues.

Note 12 — Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its CEO in exchange for use of the Company’s laboratory facility for certain research and development work. Under this arrangement, during years ended December 31, 2002 and December 31, 2001, the Company paid rent of approximately $36,800 and $29,700, respectively.

     A member of the Company’s Board of Directors provided legal services to the Company. Fees earned by this director during years ended December 31, 2002 and December 31, 2001 were $82,750 and $42,000, respectively. The director no longer provides legal services to the Company.

     From 1999 until 2002 we provided split-dollar life insurance for our former Chairman of the Board of Directors (who is currently a director) in consideration for services rendered and in lieu of cash remuneration. At the end of 15 years, the premiums we paid are to be repaid to us, with such repayment secured by our collateral interest in the insurance policy. For the years ended December 31, 2002, 2001 and 2000, respectively, we recognized $40,000, $40,000, and $22,000 of expense related to this policy.

Note 13 — Capital Lease Financing

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation which will allow it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the 3 or 4 year U.S. treasury note plus 5.85%. The application of the 3 or 4-year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates, but will not decrease below the initial rate. As of December 31, 2002, the Company has drawn $191,921 and $208,712 from the available lease line at rates of 9.54% and 9.96%, respectively.

Note 14 — Equity Financing Agreement

     On July 11, 2000, we obtained an equity line of credit from an investor pursuant to which we may, at our discretion, issue during a three-year term up to 1.2 million shares of our common stock to the investor at prices that are discounted from the fair market value on the date of issuance. At our discretion, we may request a draw down under the equity line of credit, with a minimum amount to be drawn down at any one time equal to $250,000 worth of common stock, and the maximum amount determined at the time of the draw down request using a formula in the equity line of credit agreement. At the closing, we issued to the investor and the placement agent a total of 49,500 warrants to purchase our common stock at $5.53 per share and another total of 49,500 warrants may be issued to the same parties in connection with the issuance of common stock related to future utilization of the equity line of credit. The value of the initial warrants issued was $100,000, which has been recorded in general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 31, 2000. We also incurred professional fees expense of $133,000 in connection with the equity line of credit. The cost of the warrants and the professional fees associated with the equity line of credit have been expensed as we are not obligated to draw down any funds under the facility. Originally the equity line of credit agreement limited our ability to sell our securities to third parties at a discount to the market price except in certain situations including an underwritten registered public offering, collaborative transactions, and private placements for no more than 300,000 common shares. The 49,500 warrants issued in connection with the closing in July 2000 were exercised in fiscal year 2001.

     In order to consummate the October 2001 private placement to a group of institutional investors (refer to Note 7) the Company issued warrants to the issuer of the equity line of credit to purchase 100,000 shares of our common stock. The investor may exercise its warrants at any time prior to July 11, 2003, at a strike price of $10.00 per share of common stock. The investor exercised the warrants to purchase 100,000 shares of our common stock in 2001.

Note 15 –Purchase of License Agreement

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. whereby Schwarz Pharma agreed to promote, market, sell and distribute the Company’s product, Nascobal (the “Schwarz Pharma Agreement”). On June 28, 2002, the Company served a Demand for Arbitration to the American Arbitration Association (the “AAA”) under the terms of the Schwarz Pharma Agreement in which the Company alleged that Schwarz Pharma (i) failed to promote, market and sell Nascobal in the marketplace in breach of the terms of the Schwarz Pharma Agreement and related legal duties; and (ii) made certain fraudulent and negligent misrepresentations. In the arbitration demand, the Company requested legal damages in an amount to be determined at the arbitration, declaratory relief and specific performance. In 2002, revenue from the Schwarz Pharma Agreement was $493,000.

     On September 30, 2002, the Company purchased all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement (“Acquisition Agreement”). Under the Acquisition Agreement, Schwarz Pharma relinquishes its rights to receive any consideration from us from a second-generation dosage form of Nascobal as well as any consideration upon the future sale or license of intranasal scopolamine. Cancellation of the scopolamine agreement relieves the Company of a contingent liability of approximately $4.0 million.

     The transaction was accounted for as an asset purchase. Under terms of the agreement, we will pay Schwarz Pharma a total of $8.75 million and we agreed to withdraw the demand with the AAA. Costs associated with the transaction were approximately $78,000. The $8.87 million valuation of all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant and consists of the Schwarz License and Supply Agreement. We will amortize the purchase price over a ten-year period, which represents the estimated economic life of the product. Although Nascobal is coming off patent in 2005 we believe the economic life of Nascobal to be ten years. Nascobal is considered the most commercially viable, safe and effective alternative treatment for Vitamin B-12 deficiency, which will enable us to grow our market share in the coming years, and we do not see any viable competitive treatments besides traditional injectables that are likely to gain broad market acceptance.

     The Company made an upfront payment of $1.5 million to Schwarz at the closing on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note will be repaid in semi-annual installments over a four-year period plus interest at 7.50% per annum on any outstanding balance. The Company granted a security interest to Schwarz Pharma in certain assets that relate specifically to Nascobal, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment. (Refer to Note 6).

     The Company and Schwarz Pharma will share the financial liability for return of Nascobal units sold by Schwarz Pharma prior to September 30, 2002. Schwarz Pharma will be responsible for 84% and Nastech 16% of the aggregate value of all returns with an aggregate value up to $379,000. Our contingent liability under this arrangement is $60,640, which was recorded as an increase in the purchase price of the asset. Nastech is responsible for all returns in excess of $379,000 in the aggregate. Through December 31, 2002 returns have approximated $9,000.

     In addition, in October 2002, the Company purchased the remaining units of Nascobal inventory from Schwarz Pharma for $136,000, its original purchase price of such inventory from the Company. The inventory has been recorded in 2002 at fair value totaling $319,000 in accordance with purchase accounting rules. Nascobal has been prepared for sale under our name.

     The Company has contracted with Cardinal Healthcare, Inc. and its subsidiaries to distribute, market and sell Nascobal in the U.S. effective October 1, 2002.

Note 16 — Restructuring Charge

     In February 2003, the Company executed a lease termination agreement for its Adams Avenue Facility in Hauppauge, New York effective as of February 14, 2003 along with a sublease for a portion of the facility through December 31, 2003. As a result, the Company recorded in 2002 a restructuring charge in the amount of approximately $595,000, which was comprised of the write-off of leasehold improvements to the Adams Avenue Facility of approximately $871,000 and site preparation costs of $86,000, which were offset by the elimination of the deferred rent liability of $362,000.

Note 17 – Quarterly Financial Data (Unaudited) (in thousands, except per share data)

Fiscal 2002 Quarter Ended	December 31	September 30	June 30	March 31

Total revenues	$1,757	$1,985	$3,656	$1,525
Operating expenses	(6,855)	(5,463)	(5,208)	(4,386)
Restructuring charge	(595)	—	—	—
Interest income	48	79	89	62
Interest expense	(149)	(8)	(3)	(2)
Net loss	(5,794)	(3,407)	(1,466)	(2,801)
Loss per share – Basic and diluted	(0.57)	(0.34)	(0.15)	(0.29)

Fiscal 2001 Quarter Ended	December 31	September 30	June 30	March 31

Total revenues	$324	$809	$753	$717
Operating expenses	(3,418)	(2,703)	(2,916)	(3,120)
Interest income	65	69	100	88
Net loss	$(3,029)	$(1,825)	$(2,063)	$(2,315)
Loss per share – Basic and diluted	$(0.34)	$(0.23)	$(0.26)	$(0.33)

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned “Executive Compensation” and “Nomination and Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Nastech’s Annual Meeting of Stockholders scheduled to be held on June 11, 2003, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 1A in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Additional Information Relating to Our Directors and Executive Officers” of the Proxy Statement for Nastech’s Annual Meeting of Stockholders scheduled to be held on June 11, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Beneficial Ownership of Securities and Voting Rights” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement for Nastech’s Annual Meeting of Stockholders scheduled to be held on June 11, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Beneficial Ownership of Securities and Voting Rights” and “Certain Relationships and Related Transactions” of the Proxy Statement for Nastech’s Annual Meeting of Stockholders scheduled to be held on June 11, 2003.

ITEM 14 - CONTROLS AND PROCEDURES

          (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

          (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Equity Line of Credit Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)

2.1A	Waiver Letter dated January 3, 2001, from Castlebar Enterprises Limited to the Registrant regarding Section 2.1 (f) (ii) of the Equity Line of Credit Agreement. (Filed as Exhibit 2.1A to the Company’s Registration Statement on Form S-2 dated January 12, 2001, as amended, and incorporated herein by reference)

2.2	Registration Rights Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited. (Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-2 dated September 6, 2000 and incorporated herein by reference).

2.3	Escrow Agreement dated as of July 11, 2000, among Registrant, Castlebar Enterprises Limited and Epstein Becker & Green, P.C. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)

2.4	Stock Purchase Warrant dated July 11, 2000, issued to Castlebar Enterprises Limited (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)

2.5	Stock Purchase Warrant dated July 11, 2000, issued to Jesup & Lamont Securities Corporation (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)

2.6	Agreement and Plan of Reorganization dated as of August 8, 2000, among Registrant, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Registrant, and Atossa HealthCare, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789) filed on August 16, 2000, and incorporated herein by reference)

2.7	Asset Purchase Agreement dated as of September 30, 2002 with Schwarz Pharma, Inc.. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

3.1	Articles of Incorporation of Registrant, as amended and filed with the Secretary of State of Delaware on November 8, 1993. (Filed as Exhibit 3A to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)

3.2	Amended By-Laws of Registrant. (Filed as Exhibit 3B to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on December 30, 1996. (Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)

4.1	Form of Representatives’ Warrant (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference.)

4.2	Registration Rights Agreement dated July 11, 2000, between Registrant and Castlebar Enterprises Limited (Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference)

4.3	Rights Agreement dated February 22, 2000 between Registrant and American Stock Transfer & Trust Registrant as Rights Agent. (Filed as Exhibit 1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789) filed on March 16, 2000, and incorporated herein by reference).

4.4	Investment Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

Exhibit No.	Description

4.5	Registration Rights Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.1	Licensing Agreement with UKRF. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-18, as amended (Commission File No. 2-88605-NY), filed on December 23, 1983, and incorporated herein by reference.)

10.2	Lease for facilities at 45 Davids Drive, Hauppauge, NY. (Filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)

10.3	Sublicense Agreement with Bristol-Myers Squibb Co. (Filed as Exhibit 10E to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein as reference.)

10.4	Agreements between Registrant, and RiboGene, Inc. (as successor in interest to Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) (Filed as Exhibit 10D to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein by reference.)

10.5	1995 Agreement between the Registrant and RiboGene, Inc. (Filed as Exhibit 10F to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference.)

10.8	License and Supply Agreement with Meda AB. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-13789), and incorporated herein by reference).

10.9	License and Supply Agreement with Tzamal Pharma Ltd. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference).

10.10	International Distribution Agreement with Cambridge Selfcare Diagnostics Limited. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-13789), and incorporated herein by reference).

10.11	Termination and Release Agreement with Schwarz Pharma, Inc. (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-137789), and incorporated herein by reference).

10.12	Employment Agreement with Steven C. Quay, M.D., Ph.D., dated August 8, 2000. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (Commission File No. 000-13789), and incorporated herein by reference).

10.13	Collaboration and License Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.14	Supply Agreement dated as of February 1, 2002 with Pharmacia & Upjohn Company (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.15	Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC. (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2002 (Commission File No. 000-13789), filed on May 14, 2002, and incorporated herein by reference).

10.16	Amended and Restated Employment Agreement dated May 2, 2002 with Steve C. Quay, M.D., Ph.D. (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2002 (Commission File No. 000-13789), filed on May 14, 2002, and incorporated herein by reference).

10.17	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2002 (Commission File No. 000-13789), filed on August 12, 2002, and incorporated herein by reference).

10.18	Employment Agreement with Gregory L. Weaver, dated April 30, 2002. (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2002 (Commission File No. 000-13789), filed on August 12, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.19	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended September 30, 2002 (Commission File No.000-13789), filed on November 14, 2002, and incorporated herein by reference).

10.20	Contract Sales Agreement with RedKey, Inc., an Ohio Corporation, doing business as Cardinal Health Sales and Marketing Services, dated September 24, 2002. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the Quarter Ended September 30, 2002 (Commission File No. 000-13789), filed on November 14, 2002, and incorporated herein by reference).

10.21	Loan Agreement dated as of September 30, 2002 with Schwarz Pharma, Inc.. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

10.22	Security Agreement dated as of September 30, 2002 with Schwarz Pharma, Inc.. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

10.23	Termination and Mutual Release Agreement dated as of September 30, 2002 with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

10.24	Divestiture Agreement dated as of January 24, 2003 with Pharmacia & Upjohn Company. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 24, 2003 (Commission File No. 000-13789), and incorporated herein by reference).

10.25	Stock option agreement with Gregory L. Weaver

21.1	Subsidiary of Nastech Pharmaceutical Company Inc.

23.1	Independent Auditors’ Consent

99.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated October 15, 2002, in which we reported under Item 2 that on September 30, 2002, we reacquired all product, patent, trademark, licensing and regulatory rights related to the distribution of Nascobal in the United States from Schwarz Pharma, Inc.

(2)	We filed a current report on Form 8-K, dated January 29, 2003, in which we reported under Item 5 that on January 24, 2003, we entered into a Divestiture Agreement with Pharmacia & Upjohn Company under which we will reacquire all development and marketing rights to intranasal apomorphine for the treatment of erectile dysfunction and female sexual dysfunction. We filed current report on Form 8-K/A dated February 20, 2003, amending this report to include the filing of the Divestiture Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 26, 2003.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay, M.D., Ph.D.
Steven C. Quay, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities on March 26, 2003.

Signature	Title

/s/ Steven C. Quay, M.D., Ph.D. Steven C. Quay, M.D., Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Gregory L. Weaver Gregory L. Weaver	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Devin N. Wenig Devin N. Wenig	Director

/s/ Bruce R. Thaw Bruce R. Thaw	Director

/s/ Grant W. Denison Grant W. Denison	Director

/s/ Dr. Ian R. Ferrier Dr. Ian R. Ferrier	Director

/s/ Alvin Katz Alvin Katz	Director

/s/ John V. Pollock John V. Pollock	Director

CERTIFICATIONS

I, Steven C. Quay, M.D., Ph.D., certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2002, of Nastech Pharmaceutical Company Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ Steven C. Quay, M.D., Ph.D.

Name: Steven C. Quay, M.D., Ph.D.
Title: Chief Executive Officer

I, Gregory L. Weaver, certify that:

1.	I have reviewed this annual report on Form 10-K of Nastech Pharmaceutical Company Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ Gregory L. Weaver

Name: Gregory L. Weaver
Title: Chief Financial Officer