Form 10-Q
period 2003-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2003-05-15
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number 000-13789

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

Yes [✓]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 7, 2003	Common stock - $.006 par value	10,237,464

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDARY

Items 1, 2, 3, and 4 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,881	$9,021
Accounts receivable, net	483	745
Royalties, fees and other receivables	47	111
Inventories	293	338
Prepaid expenses and other assets	275	190

Total current assets	17,979	10,405
Property and equipment, net	3,758	3,261
Intangible assets, net	8,276	8,491
Security deposits and other assets	807	803
Goodwill	90	90

Total assets	$30,910	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955	$1,269
Accrued expenses and other liabilities	1,433	1,847
Note payable, current portion	2,918	2,750
Capital lease obligations, current portion	113	114
Deferred revenue, current portion (Note 4)	8,083	1,083

Total current liabilities	13,502	7,063
Note payable, net of current portion	3,950	4,500
Capital lease obligation, net of current portion	246	273
Deferred revenue, net of current portion (Note 4)	6,896	2,167
Other liabilities	460	402

Total liabilities	25,054	14,405

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,198,864 and 10,193,706 shares outstanding at March 31, 2003 and December 31, 2002, respectively	61	61
Additional paid-in capital	62,524	62,506
Deferred compensation	(1,101)	(1,219)
Accumulated deficit	(55,628)	(52,703)

Total stockholders’ equity	5,856	8,645

Commitments, contingencies and subsequent event (Note 4)

Total liabilities and stockholders’ equity	$30,910	$23,050

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,

	2003	2002

Revenues:
Product revenue, net	$1,010	$193
License and research fees	1,307	1,332

Total revenues	2,317	1,525

Costs and expenses:
Cost of product revenue	145	78
Research and development	2,982	2,778
Sales and marketing	713	69
General and administrative	1,309	1,461

Total operating expenses	5,149	4,386

Net loss from operations	(2,832)	(2,861)

Interest income	52	62
Interest expense	(145)	(2)

Net loss	$(2,925)	$(2,801)

Net loss per common share-basic and diluted	$(0.29)	$(0.29)

Shares used in computing net loss per share – basic and diluted	10,196	9,711

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003 and
For the Year Ended December 31, 2002
(Unaudited)
(In thousands, Except Share Data)

	Common Stock		Additional				Total
			Paid-in	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance December 31, 2001	9,555,519	$57	$52,732	—	$(39,235)	$(60)	$13,494
Proceeds from the issuance of common shares in connection with private placements	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	388,187	2	2,172	—	—	60	2,234
Compensation related to stock options	—	—	2,604	(1,219)	—	—	1,385
Net loss	—	—	—		(13,468)	—	(13,468)

Balance December 31, 2002	10,193,706	61	62,506	(1,219)	(52,703)	—	8,645
Shares issued in connection with options and warrants	5,158	—	18				18
Compensation related to stock options				118			118
Net loss					(2,925)		(2,925)

Balance March 31, 2003	10,198,864	61	62,524	$(1,101)	$(55,628)	—	$5,856

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(2,925)	$(2,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options	118	—
Depreciation and amortization	473	175
Changes in assets and liabilities:
Accounts and other receivables	326	(965)
Inventories	45	30
Prepaid expenses and other assets	(89)	(177)
Accounts payable	(314)	370
Deferred revenue	11,729	2,774
Accrued expenses and other liabilities	(356)	323

Net cash provided by (used in) operating activities	9,007	(271)

Investing activities:
Property and equipment	(755)	(146)

Net cash used in investing activities	(755)	(146)

Financing activities:
Payments on note payable	(382)	—
Payments on capital lease obligations	(28)	—
Private placements of common shares	—	5,000
Exercise of stock options and warrants	18	1,304

Net cash provided by (used in) financing activities	(392)	6,304

Net increase in cash and cash equivalents	7,860	5,887
Cash and cash equivalents – beginning of period	9,021	11,760

Cash and cash equivalents – end of period	$16,881	$17,647

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$145	—

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. The consolidated financial statements include the financial statements of Nastech and its wholly-owned subsidiary, Atossa HealthCare Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for a full year or for any future period.

     Certain reclassifications have been made to the 2002 information to conform to the current year presentation.

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

     The per share weighted average fair value of stock options granted during the three months ended March 31, 2003, and 2002 was $4.92, and $10.39, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,

	2003	2002

Expected dividend yield	0%	0%
Risk free interest rate	2.9%	3.8%
Expected stock volatility	93%	96%
Expected option life	5 years	5 years

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our net loss would have been reported as the pro forma amounts indicated below:

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(2,925)	$(2,801)
Add; Stock-based employee compensation included in the reported net loss	118	—
Deduct; Stock-based employee compensation, determined under fair value based methods	(1,204)	(252)

Pro forma net loss	$(4,011)	$(3,053)
Loss per share
Basic	$(0.29)	$(0.29)
Basic – pro forma	$(0.39)	$(0.31)

Note 2 – Business

     Historically, the Company’s business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. The Company seeks opportunities to apply alternate delivery solutions to maximize therapeutic efficacy and safety, by using biophysics, physical chemistry and pharmacology in drug development.

     The Company had an accumulated deficit of $55.6 million as of March 31, 2003. The Company expects operating losses to continue in the foreseeable future as it continues research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research, milestones, license fees, royalties and manufacturing product sales for the Company. The Company has financed its operations primarily through the sale of common stock in private placements and in the public market and also through revenues resulting from license fees provided by its collaborative partners and from sales of manufactured product.

     The Company faces certain risks and uncertainties regarding future profitability that arise from its ability to obtain additional funding, protection of patents and property rights, uncertainties regarding its technologies, competition and technological change, government regulations including the need for product approvals, and its ability to attract and retain key officers and employees.

     On September 30, 2002, the Company purchased all of Schwarz Pharma AG’s (“Schwarz Pharma”) rights, title and interests in and to the existing license agreement for Nascobal® by and between the Company and Schwarz Pharma. In the past, the Company sold Nascobal® to Schwarz Pharma and received a royalty from Schwarz Pharma on its sales. The Company now uses a contract distributor and a contract sales organization to sell Nascobal® for the Company’s account.

Note 3 – Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 3.5 million and 2.8 million shares at March 31, 2003 and 2002, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

Note 4 – Contractual Agreements and Subsequent Event

     On January 24, 2003 the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). Under the terms of the Pharmacia Agreement, Pharmacia received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and would manage and fund all future development in these indications. The Company retained development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug (“IND”) application to Pharmacia in April 2002. In addition, Pharmacia purchased 250,000 shares of the Company’s common stock for $5.0 million in March 2002. The $3.0 million in upfront payments and $2.0 million in additional payments were being amortized over the estimated development period on a straight-line basis through February 2004. During the fourth quarter of 2002, the estimated development period was extended to December 31, 2005 to accommodate additional studies requested by the FDA. During the three months ended March 31, 2003 and 2002, the Company recognized $273,000 and $226,000, respectively, of revenue related to these payments.

     Additionally, under the terms of the Pharmacia Agreement, Pharmacia agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During the three months ended March 31, 2003 and 2002, the Company recognized revenue of $11,000 and $1,066,000, respectively, related to such activities, all of which is included in license and research fee revenue.

     The Divestiture Agreement terminated the Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 (the “Supply Agreement”), pursuant to which Pharmacia has been our exclusive licensee and development and commercialization partner with respect to the intranasal apomorphine product.

     The Divestiture Agreement is the result of the United State Federal Trade Commission’s (“FTC’s”) consideration of the pending merger between Pfizer Inc. and Pharmacia (the “Pfizer-Pharmacia Merger”). The divestiture is intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace.

     Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the three months ended March 31, 2003, the Company recognized $1.0 million of revenue for achieving certain milestones and $500,000 of legal expense reimbursement relating to the $13.5 million payment. Also effective upon the signing of the Divestiture Agreement, the Company and Pharmacia agreed to enter into an agreement with a mutually acceptable clinical research organization to pursue ongoing clinical development of the product. Prior to the closing of the Pfizer-Pharmacia Merger, the $7.0 million in development funds were to be disbursed by the Company only for clinical research organization fees and expenses; thereafter, the Company is entitled to retain any remaining amounts of these development funds.

     In April 2003, the Pfizer-Pharmacia Merger closed. Effective upon the closing, the existing Pharmacia Agreement and the Supply Agreement was terminated and the Company reacquired from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia granted the Company an exclusive, royalty-free license to utilize, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and has transferred to the Company all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer have covenanted not to sue the Company for infringement of certain patents by reason of its development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction. Also effective upon the closing, the $7.0 million in development funds was irrevocably and unconditionally released to Nastech. Pfizer will divest its Nastech common stock holdings in accordance within an agreed-upon timeframe and process. Upon closing of the merger in April 2003, $15.0 million of deferred revenue was recognized as revenue from license and research fees.

Note 5 – Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation, which allowed it to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the three or four year U.S. Treasury note plus 5.85%. The application of the three or four year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of March 31, 2003, the Company has drawn $191,921 and $208,712 from the available lease line at rates of 9.54% and 9.96%, respectively. The lease agreement has been renewed to allow for financing of certain fixed asset purchases made through April 30, 2004, up to a total of $2.0 million financed for a period of up to three years.

Note 6 – Adoption of New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if the Company were to commit to further exit plans subsequent to the effective date, the Company would be subject to the new rules regarding expense recognition.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of this pronouncement on the Company’s financial statements.

Note 7 – Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its chief executive officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the three months ended March 31, 2003 and March 31, 2002, the Company paid rent of approximately $9,200 and $7,800, respectively.

     A member of the Company’s board of directors provided legal services to the Company. Fees earned by this director during the three months ended March 31, 2002 were $35,500. As of November 2002, the director ceased to provide legal services to the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements about (i) our operating losses in the foreseeable future as we continue our research toward the development of commercial products; (ii) our future revenues; (iii) our recognition of milestone payments over different time periods in the future and the resulting effects on our reported quarterly revenues; (iv) our future borrowings under our capital lease agreement with GE Capital Corporation; (v) our existing equity line of credit; (vi) the effect on our future revenues and expenses as a result of acquiring from Schwarz Pharma all of its rights and interests under the license agreement for Nascobal®; (vii) the effect of our repurchase of Nascobal®; and (viii) the effect of the pending acquisition of Pharmacia & Upjohn Company (“Pharmacia”) by Pfizer, Inc. on our existing collaboration and license agreement with Pharmacia. Forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ii) our ability to obtain required governmental approvals, including product and patent approvals; (iii) our ability to attract and/or maintain our key officers and employees and manufacturing, sales, distribution and marketing partners, (iv) our ability to develop and commercialize our products before our competitors, and (v) our ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to our research and development program. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including, but not limited to those factors discussed under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K and Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities and other applicable laws.

Critical Accounting Policies

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of what we believe are our most critical accounting policies:

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

     Our most significant application of this revenue policy, to date, is the $3 million in upfront fees and $2 million in additional payments received from Pharmacia in February 2002 and April 2002, respectively, which was being amortized over the estimated development period on a straight-line basis through February 2004. During the fourth quarter of 2002, the estimated development period was extended to December 31, 2005 to accommodate additional studies requested by the Food and Drug Administration (the “FDA”). A $2.0 million milestone payment received in June 2002, a $1.0 million milestone payment received in September 2002, and a $1.0 million milestone payment received in January 2003, were recognized in full based upon the percentage of actual costs incurred to date to the estimated total costs to be incurred over the development period. The estimated development period is subject to change based upon the continuous monitoring of current research data and the projections for the remaining development period. If the expected term were changed, this would impact the term over which the remaining deferred revenue would be recognized.

     During 2002, the Company had a licensing agreement with Schwarz Pharma for the sale of Nascobal® and recognized revenue from royalties at the time of product sale by Schwarz Pharma. Royalty payments have varied based on the level of sales reported by Schwarz Pharma. As a result of our purchase of the license agreement for Nascobal® from Schwarz Pharma, we no longer receive a royalty from Schwarz Pharma, but we do receive income from our own direct sales of Nascobal®. We believe the economic life of the product to be 10 years. Nascobal® is currently considered among the most commercially viable, safe and effective alternative treatment for Vitamin B-12 deficiency, which we expect will enable us to grow our market share in the coming years. We are not currently aware of any viable competitive treatments besides traditional injectables that are likely to gain broad market acceptance.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues increased by $800,000 or 53%, to $2.3 million in the first quarter of 2003, compared to the same period in 2002, primarily as a result of growth in product sales of Nascobal®. Revenue from license and research fees was $1.3 million in the first quarter of 2003, which represents no significant change from the same period in 2002.

     Total operating expenses increased by $700,000, or 16%, to $5.1 million in the first quarter of 2003, compared to the same period in 2002. The increase resulted primarily from growth in sales and marketing costs. Cost of product revenue increased $67,000 or 86% due to the increase in sales of Nascobal®.

     Research and development expenses increased by $200,000, or 7%, to $3.0 million in the first quarter of 2003, compared to the same period in 2002, as a result of several factors. Salaries and related costs, including recruiting fees, increased $570,000 as a result of increases in R&D staffing in our move to the Bothell, Washington location. In addition, rent expense for research and development activities increased $280,000 as a result of the addition of the Bothell location. These were offset by a decrease in costs of clinical trials and outside services relating to our intranasal apomorphine program and other products under development of $610,000.

     Sales and marketing costs increased by $600,000, or 600%, to $700,000 in the first quarter of 2003, compared to the same period in 2002, primarily due to costs of the contract sales organization which we use to detail Nascobal®, and marketing expenses for Nascobal® during the period. In 2002 sales and marketing costs for Nascobal® were primarily incurred by a former collaboration partner due to the license agreement for Nascobal® in place at the time.

     General and administrative expenses decreased $200,000, or 13%, to $1.3 million in the first quarter of 2003, compared to the same period in 2002, primarily as a result of $500,000 reimbursement received from Pharmacia for legal expenses of the divestiture transaction, which reduced general and administrative expenses in the current quarter. These divestiture transaction expenses were recorded in the fourth quarter of 2002. The decrease in expenses from the first quarter of 2002 was offset by $215,000 in amortization of the intangible asset associated with the purchase of a license agreement related to the Company’s Nascobal® product, and $118,000 in non-cash compensation expense related to stock options issued to the Company’s Chief Executive Officer. There were no such related expenses in the same period in 2002.

     Interest income decreased by $10,000, or 16%, to $52,000 in the first quarter of 2003, compared to the same period in 2002, primarily as a result of a decrease in prevailing market rates of interest and a decrease in average funds available for investment.

     Interest expense in the first quarter of 2003 was $145,000, which consisted of $136,000 relating to the note payable to Schwarz Pharma and $9,000 relating to the capital lease obligations. This is an increase of $143,000 from 2002 as the note payable to Schwarz Pharma was incurred during the third quarter of 2002 and only $30,000 of the capital lease obligations to GE Capital was incurred as of March 31, 2002.

Liquidity and Capital Resources

     At March 31, 2003, our sources of liquidity included cash and cash equivalents of $16.9 million compared to $9.0 million at December 31, 2002. We have an accumulated deficit of $55.6 million and expect additional operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.

     In January 2003, upon the signing of a divestiture agreement , Pharmacia made a cash payment to us of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction.

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets and also through revenues received from our collaborative partners and from sales of manufactured product. Accounts, royalties and fees receivable at March 31, 2003 consisted principally of receivables from the sale of Nascobal®.

     At March 31, 2003, we had working capital of $4.4 million, compared with working capital of $3.3 million as of December 31, 2002, an increase of $1.1 million. This increase was primarily attributable to payments received from Pharmacia pursuant to the divestiture agreement.

     In April 2002, we entered into a capital lease agreement with GE Capital Corporation, which allowed us to finance certain fixed asset purchases up to a total of $2.5 million for up to four years. The interest rate for each lease schedule is based on the three or four year U.S. Treasury note plus 5.85%. The application of the three or four-year rate is based on the useful life of the equipment leased. The interest rate can increase based on changes in the U.S. treasury rates but will not decrease below the initial rate. As of March 31, 2003, we had drawn $191,921 and $208,712 from the available lease line at rates of 9.54%

and 9.96%, respectively. The lease agreement has been renewed to allow for financing of certain fixed asset purchases through April 30, 2004, up to a total of $2.0 million financed for a period of up to three years.

     In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue during a three-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated. The line of credit expires on July 10, 2003. At this time, we do not plan on renewing the equity line of credit.

     We believe that our current cash position will provide us with adequate working capital through at least March 31, 2004. In the event our cash position does not provide us with adequate working capital, we may be required to dispose of certain assets, or to curtail or reduce our research and development activities or raise additional funds from new investors or in the public markets.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within 15 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer, excluding the U.S. Government, do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. Currently, all cash is invested in short term, liquid investments maturing in 30 days or less. We do not utilize derivative financial instruments.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

     In April 2003, the Company had correspondence with its European collaboration partner for the Company’s intranasal morphine program for treatment of moderate to severe pain. In this correspondence, the Company is demanding that the partner make milestone payments as required by the License Agreement (the “License Agreement”) for the issuance of patents directed to intranasal morphine in the territory. In the partner’s correspondence with the Company, the partner contends that the Company failed to prosecute certain patent applications and thereby breached the license agreement, and has given the Company notice of termination of the License Agreement. The partner also has stated that it will not make milestone payments as required under the License Agreement, and has made a claim for recovery of fees paid and certain related costs. The partner paid the company a $500,000 license fee in 2001. The Company believes that the partner’s contentions are without merit and that their purported termination is wrongful. The Company intends to vigorously pursue payment of said milestone payments and certain other remedies and will vigorously defend against any claims made by the partner, and will assert that the partner has itself breached the License Agreement by giving notice of termination without adequate justification. The Company cannot predict the outcome, nor can it reasonably estimate a range of possible gain or loss, given the early status of this matter.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

10.1	Divestiture Agreement dated as of January 24, 2003 with Pharmacia & Upjohn Company. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 24, 2003 (Commission File No. 000-13789), and incorporated herein by reference).

10.2	Stock option agreement with Gregory L. Weaver (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated March 28, 2003 (Commission File No. 000-13789), and incorporated herein by reference).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K, dated January 29, 2003, in which we reported under Item 5 that on January 24, 2003, we entered into a Divestiture Agreement with Pharmacia & Upjohn Company under which we will reacquire all development and marketing rights to intranasal apomorphine for the treatment of erectile dysfunction and female sexual dysfunction. We filed current report on Form 8-K/A dated February 20, 2003, amending this report to include the filing of the Divestiture Agreement.

(2)	We filed a Current Report on Form 8-K, dated May 14, 2003, in which we reported under Item 9 that on May 14, 2003 we reported our financial results for the first quarter of fiscal 2003 ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 14, 2003.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay, M.D., Ph.D
Steven C. Quay, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Gregory L. Weaver, CPA
Gregory L. Weaver, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

I, Steven C. Quay, M.D., Ph.D., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Nastech Pharmaceutical Company Inc.;

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
By: /s/ Steven C. Quay, M.D., Ph.D.
Name: Steven C. Quay, M.D., Ph.D.
Title: Chief Executive Officer

I, Gregory L. Weaver, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Nastech Pharmaceutical Company Inc.;

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
By: /s/ Gregory L. Weaver
Name: Gregory L. Weaver
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002