Form 10-Q
period 2003-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2003-08-14
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

August 5, 2003	Common stock - $.006 par value	10,284,933

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Items 2, 3 and 5 have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,580	$9,021
Short term investments	5,380	—
Accounts receivable, net	53	745
Royalties, fees and other receivables	5,198	111
Inventories	117	338
Prepaid expenses and other assets	442	190

Total current assets	27,770	10,405
Investments	1,014	—
Property and equipment, net	3,675	3,261
Intangible assets, net	—	8,491
Security deposits and other assets	798	803
Goodwill	90	90

Total assets	$33,347	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,922	$1,269
Accrued expenses and other liabilities	3,004	1,847
Note payable, current portion	7,000	2,750
Capital lease obligations, current portion	483	114
Deferred revenue, current portion	—	1,083

Total current liabilities	12,409	7,063
Note payable, net of current portion	—	4,500
Capital lease obligations, net of current portion	1,033	273
Deferred revenue, net of current portion	—	2,167
Other liabilities	472	402

Total liabilities	13,914	14,405

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 10,276,433 and 10,193,706 shares outstanding at June 30, 2003 and December 31, 2002, respectively	62	61
Additional paid-in capital	63,031	62,506
Deferred compensation	(984)	(1,219)
Accumulated deficit	(42,676)	(52,703)

Total stockholders’ equity	19,433	8,645

Commitments, contingencies and subsequent event

Total liabilities and stockholder’s equity	$33,347	$23,050

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Product revenue, net	$580	$184	$1,590	$377
License and research fees	15,138	3,472	16,445	4,804

Total revenues	15,718	3,656	18,035	5,181

Costs and expenses:
Cost of product revenue	121	78	266	156
Research and development	4,300	3,166	7,282	5,944
Sales and marketing	809	224	1,522	293
General and administrative	1,688	1,740	2,997	3,201

Total operating expenses	6,918	5,208	12,067	9,594

Net income (loss) from operations	8,800	(1,552)	5,968	(4,413)

Gain on sale of product	4,236	—	4,236	—
Interest income	47	89	99	151
Interest expense	(131)	(3)	(276)	(5)

Net income (loss)	$12,952	$(1,466)	$10,027	$(4,267)

Net income (loss) per share:
Basic	$1.26	$(0.15)	$0.98	$(0.43)

Diluted	$1.20	$(0.15)	$0.93	$(0.43)

Shares used in computing net income (loss) per share:
Basic	10,246	10,057	10,221	9,885

Diluted	10,826	10,057	10,743	9,885

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003 and
For the Year Ended December 31, 2002
(Unaudited)
(In thousands, Except Share Data)

	Common Stock		Additional				Total
			Paid-in	Deferred	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance December 31, 2001	9,555,519	$57	$52,732	—	$(39,235)	$(60)	$13,494
Proceeds from the issuance of common shares in connection with private placements	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	388,187	2	2,172	—	—	60	2,234
Non-cash compensation related to stock options	—	—	2,604	(1,219)	—	—	1,385
Net loss	—	—	—	—	(13,468)	—	(13,468)

Balance December 31, 2002	10,193,706	61	62,506	(1,219)	(52,703)	—	8,645
Shares issued in connection with options and warrants	82,727	1	525	—	—	—	526
Non-cash compensation related to stock options	—	—	—	235	—	—	235
Net income	—	—	—	—	10,027	—	10,027

Balance June 30, 2003	10,276,433	62	$63,031	$(984)	$(42,676)	—	$19,433

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income (loss)	$10,027	$(4,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of product	(4,236)	—
Non-cash compensation related to stock options	235	537
Depreciation and amortization	912	509
Changes in assets and liabilities (net of assets sold):
Accounts and other receivables	605	(729)
Inventories	165	17
Prepaid expenses and other assets	(247)	(849)
Accounts payable	653	724
Deferred revenue	(3,250)	4,148
Accrued expenses and other liabilities	(388)	846

Net cash provided by operating activities	4,476	937

Investing activities:
Sale of product	9,000	—
Purchases of investments	(6,394)	—
Property and equipment acquisitions	(928)	(907)

Net cash provided by (used in) investing activities	1,678	(907)

Financing activities:
Payment of note payable in connection with sale of product	(7,250)	—
Proceeds from note payable	7,000	—
Capital lease obligations incurred	1,205	—
Payments on capital lease obligations	(76)	(20)
Private placements of common shares	—	5,000
Exercise of stock options and warrants	526	1,924

Net cash provided by financing activities	1,405	6,904

Net increase in cash and cash equivalents	7,559	6,934
Cash and cash equivalents — beginning of period	9,021	11,760

Cash and cash equivalents — end of period	$16,580	$18,694

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$407	—
Receivable for sale of product	$5,000	—

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results for a full year or for any future period.

     Certain reclassifications have been made to the 2002 information to conform to the current year presentation.

Investments

     Investments in marketable securities have been categorized as available for sale and are stated at fair value. Marketable securities with a maturity of less than one year are classified on the balance sheet as short-term investments in current assets, while securities with a maturity of greater than one year are classified as non-current assets.

Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

     The per share weighted average fair value of stock options granted during the three months and six months ended June 30, 2003 and 2002 was calculated as follows on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Per share weighted average fair value of stock options granted	$7.03	$9.78	$5.98	$10.09
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.6%	3.8%	2.8%	3.8%
Expected stock volatility	98%	96%	96%	96%
Expected option life	5 years	5 years	5 years	5 years

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, its net income (loss) would have been reported as the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$12,952	$(1,466)	$10,027	$(4,267)
Add: Stock-based compensation included in the reported net loss	117	537	235	537
Deduct: Stock-based compensation, determined under fair value based methods	(1,979)	(3,758)	(3,183)	(4,010)

Pro forma net income (loss)	$11,090	$(4,687)	$7,079	$(7,740)

Income (loss) per share
Basic — as reported	$1.26	$(0.15)	$0.98	$(0.43)
Basic — pro forma	$1.08	$(0.47)	$0.69	$(0.78)
Diluted — as reported	$1.20	$(0.15)	$0.93	$(0.43)
Diluted — pro forma	$1.04	$(0.47)	$0.67	$(0.78)

Note 2 — Business

     Historically, the Company’s business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. The Company seeks opportunities to apply alternate delivery solutions to maximize therapeutic efficacy and safety, by using biophysics, physical chemistry and pharmacology in drug development.

     The Company had an accumulated deficit of $42.7 million as of June 30, 2003. The Company expects operating losses to continue in the foreseeable future as it continues research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufacturing product sales for the Company. The Company has financed its operations primarily through the sale of common stock in private placements and in the public market and also through revenues resulting from license fees provided by its collaborative partners and from sales of manufactured product.

     The Company faces certain risks and uncertainties regarding future profitability that arise from its ability to obtain additional funding, protection of patents and property rights, uncertainties regarding its technologies, competition and technological change, government regulations including the need for product approvals, and its ability to attract and retain key officers and employees.

Note 3 — Net Income (Loss) per Common Share

     Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants was included in the net income per share calculation for the three and six-month periods ended June 30, 2003, but was not included in the net loss per share calculation for the three and six-month periods ended June 30, 2002 as the effect would have been antidilutive. Employee stock options and warrants totaled approximately 3.5 million and 3.3 million shares at June 30, 2003 and 2002, respectively. For the three and six-month periods ended June 30, 2003, approximately 1.7 million and 1.8 million options, respectively, were excluded from fully diluted weighted average shares outstanding because the exercise price was less than the average market price for the period.

Note 4 — Contractual Agreements

     On January 24, 2003 the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). The Divestiture Agreement was the result of the United State Federal Trade Commission’s (the “FTC”) consideration of the merger between Pfizer Inc. and Pharmacia (the “Pfizer-Pharmacia Merger”). The divestiture was intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace. In April 2003, the Pfizer-Pharmacia Merger closed. Effective upon the closing, the existing Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 were terminated and the Company reacquired from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia granted the Company an exclusive, royalty-free license to utilize, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transferred to the Company all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer covenanted not to sue the Company for infringement of certain patents by reason of its development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction. Pfizer will divest of the 250,000 shares of the Company’s common stock that it purchased in connection with the Pharmacia Agreement in accordance within an agreed-upon timeframe and process.

     Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the three months ended June 30, 2003, the Company recognized $12.0 million in license and research fees relating to the $13.5 million payment. During the six months ended June 30, 2003, the Company recognized $13.0 million in license and research fees and $500,000 of legal expense reimbursement relating to the $13.5 million payment.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and would manage and fund all future development in these indications. The Company retained development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug (“IND”) application to Pharmacia in April 2002. The $3.0 million upfront payment and $2.0 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. In April, 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the agreement. During the three and six months ended June 30, 2003 the Company recognized $2,980,000 and $3,251,000, respectively, of license fee revenue related to these payments. During the three and six months ended June 30, 2002, the Company recognized $626,000 and $852,000, respectively, of license fee revenue related to these payments.

     In addition to revenue recognized as license fees, the Company received $2.0 million in June 2002 for achieving certain other development milestones. Under the terms of the Pharmacia Agreement, Pharmacia also agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During the three and six months ended June 30, 2003 the Company recognized no revenue and $11,000, respectively, related to such activities, all of which is included in license and research fee revenue. During the three and six months ended June 30, 2002, the Company recognized revenue of $790,000 and $1,856,000, respectively, related to such activities, all of which is included in license and research fee revenue.

Note 5 — Sale of product

     In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company will continue to pursue the New Drug Application, and to prosecute the pending U.S. patents, in each case for the Nascobal® nasal spray product on behalf of Questcor.

     Under the terms of the Asset Purchase Agreement between the Company and Questcor, Questcor paid the Company $9.0 million at closing and agreed to pay an additional $3.0 million on or before September 30, 2003 and an additional $2.2 million on or before December 31, 2003. Questcor has also agreed to make contingent payments of: (i) $2.0 million upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     In connection with the sale, Questcor and the Company entered into a security agreement (the “Security Agreement”) pursuant to which Questcor granted Nastech a security interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor. The Security Agreement will terminate upon the Company’s receipt of the $3.0 million payment due it on or before September 30, 2003 and the $2.2 million payment due it on or before December 31, 2003. The Company recognized a gain of $4.2 million on the sale of the assets. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. Approximately $1.0 million of the gain relating to the value of work to be completed on the filing of the NDA for Nascobal® spray was deferred and will be recognized in future periods.

     Additionally, under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements, and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray.

Note 6 — Notes Payable

     In June 2003, in connection with the sale of Nascobal® products to Questcor, the Company paid off its note payable to Schwarz Pharma in the amount of $6.9 million, plus accrued interest of approximately $110,000. Schwarz Pharma subsequently released its security interest in certain assets that relate specifically to Nascobal®.

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, the Company may draw down up to $7.0 million for a one-year term and may fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. The amount available under the note decreases by $145,833 per month as of the first day of each month. If the principal balance on the note as of any such date is greater than the new maximum principal amount then available, the Company is required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. Interest accrued on the note is due monthly on the first day of the month commencing August 1, 2003. On June 17, 2003, the Company drew down $7.0 million on the Wells Fargo Note and fixed the interest rate for a 30 day term at 1.84%.

Note 7 — Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”), which allowed it to finance certain fixed asset purchases up to a total of $2.5 million for terms of up to four years. In 2002, the Company drew down approximately $401,000 at interest rates ranging from 9.54% to 9.96%. In April 2003, the GE Lease was renewed, replacing the 2002 lease, to allow the Company to finance up to $2.0 million in additional purchases through March 31, 2004. The interest rate under the renewed GE Lease is 8.35% and the term of the lease is three years from date of funding of each draw down. In the six months ended June 30, 2003, the Company drew down approximately $1.2 million on the GE Lease.

Note 8 — Adoption of New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of a consensus issued by the Financial Accounting Standards Board Emerging Issues Task Force concerning Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. In the past, the Company has been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if the Company were to commit to further exit plans subsequent to the effective date, the Company would be subject to the new rules regarding expense recognition.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the Company’s financial statements.

Note 9 — Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its chief executive officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the six months ended June 30, 2003 and June 30, 2002, the Company paid rent of approximately $18,400 and $17,800, respectively.

     A member of the Company’s board of directors provided legal services to the Company. Fees earned by this director during the six months ended June 30, 2002 were $51,500. As of November 2002, the director ceased to provide legal services to the Company.

Note 10 — Commitments

     The Company leases space for its research and development (“R&D”) activities and corporate offices. On June 17, 2003, the Company amended its lease for its Bothell, Washington offices to reflect the addition of 9,300 additional square feet to be used for R&D activities. The effective date of the amendment is July 1, 2003 and the amendment calls for monthly rental payments beginning January 1, 2004 totaling approximately $2.9 million through January 2013.

Note 11 — Termination of license agreement

     On July 22, 2003, the Company served pleadings on G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) to initiate litigation, styled, Nastech Pharmaceutical Company v. G. Pohl-Boskamp GmbH & Co., in the High Court of England and Wales, Chancery Division, Patents Court (the “Court”), claiming that Pohl-Boskamp breached a license agreement (the “License Agreement”) between the Company and Pohl-Boskamp by wrongfully repudiating the License Agreement and by failing to pay fees due to the Company for obtaining patents in various countries within the territory covered by the License Agreement. The action seeks a declaration of wrongful repudiation of the License Agreement, payment for all sums due under the License Agreement, damages for breach of contract, and payment of legal costs. On

August 6, 2003, the Company sent a pleading to Pohl-Boskamp detailing the Company’s claims against Pohl-Boskamp. Pohl-Boskamp has not yet responded to the Company’s claims.

Note 12 — Subsequent Event

     On July 16, 2003, the Company entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to the Company’s Mammary Aspirate Specimen Cytology Test Device (“MASCT”). Under the terms of the agreement, the Company will receive a license fee, and has the potential to receive milestone payments and royalties.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements about (i) our operating losses in the foreseeable future as we continue our research toward the development of commercial products; (ii) our future revenues; (iii) our recognition of milestone payments over different time periods in the future and the resulting effects on our reported quarterly revenues; (iv) our future borrowings under our capital lease agreement with GE Capital Corporation; (v) our future borrowings under our revolving reducing note payable; and (vi) our future payments to be received from Questcor Pharmaceuticals. Forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the projected size of the drug delivery industry; (ii) the advantages of nasal drug delivery; (iii) the need for improved and alternative drug delivery methods; (iv) costs associated with product liability claims, patent protection and other lawsuits; (v) our ability to enter into collaborative alliances with pharmaceutical companies; (vi) our efforts to find a collaborative partner for, including, without limitation, intranasal apomorphine, morphine gluconate, interferon beta, interferon alpha, sumatriptan and somatatropin; (vii) our efforts to collaborate with other pharmaceutical and biotechnology companies that have products under development; (viii) our ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (ix) our ability to obtain required governmental approvals, including product and patent approvals; (x) our ability to attract and/or maintain our key officers and employees and manufacturing, sales, distribution and marketing partners; (xi) our ability to develop and commercialize our products before our competitors; and (xii) our ability to obtain additional funding. In addition, significant fluctuations in quarterly results may occur as a result of varying milestone payments and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including, but not limited to those factors discussed under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K and Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities and other applicable laws.

Critical Accounting Policies

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of what we believe are our most critical accounting policies.

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

     Investments in marketable securities have been categorized as available for sale and are stated at fair value which approximates amortized cost at June 30, 2003. Marketable securities with a maturity of less than one year are classified on the balance sheet as short-term investments in current assets, while securities with a maturity of greater than one year are classified as non-current assets.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues increased by $12.0 million, or 324%, to $15.7 million in the second quarter of 2003, compared to $3.7 million in the same period of 2002, primarily as a result of the divestiture agreement with Pharmacia under which we reacquired all rights to the intranasal apomorphine product. As a result of the reacquisition and termination of the license agreement with Pharmacia, we recognized $12.0 million related to the divestiture agreement and $3.0 million related to the collaboration and license agreement. In addition, revenue from product sales increased by $400,000 compared to the same period in 2002, as a result of growth in sales of Nascobal® prior to the sale to Questcor.

     Total operating expenses increased by $1.7 million, or 33%, to $6.9 million in the second quarter of 2003, compared to the same period in 2002. The increase resulted primarily from growth in research and development (“R&D”) and sales and marketing costs.

     R&D expenses increased by $1.1 million, or 34%, to $4.3 million in the second quarter of 2003, compared to the same period in 2002, as a result of several factors. Salaries and related costs, including recruiting fees, increased $560,000 as a result of increases in R&D staffing. The cost of clinical trials and outside services relating to our intranasal apomorphine program and other products under development increased $370,000. In addition, rent expense for R&D activities increased by a net amount of $200,000 as a result of a lease for space at the Bothell, Washington facility, and the vacating of a New York facility.

     Sales and marketing costs increased by $600,000, or 300%, to $800,000 in the second quarter of 2003, compared to the same period in 2002, primarily due to costs of the contract sales organization which was used to detail Nascobal®, and marketing expenses for Nascobal® during the period. In 2002 sales and marketing costs for Nascobal® were primarily incurred by a former collaboration partner due to the license agreement for Nascobal® in place at the time.

     General and administrative expenses were $1.7 million in the second quarter of 2003, which represents no significant change compared to the same period in 2002. Non-cash compensation expense related to stock options decreased $420,000 compared to the same period in 2002. This decrease in expenses was offset by a $250,000 increase in fees for financial advisory services concerning the strategic development and partnering of our products. In addition, in the second quarter of 2003, $180,000 in amortization of the intangible asset associated with our Nascobal® product was recorded. There was no such related amortization expense in the same period in 2002.

     Cost of product revenue increased $43,000, or 55%, to $121,000 in the second quarter of 2003, compared to the same period in 2002, due to the increase in sales of Nascobal®.

     In June 2003, we completed the sale of certain assets relating to Nascobal® brand products to Questcor Pharmaceuticals, Inc (“Questcor”). We recognized a gain on the sale of $4.2 million. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. Approximately $1.0 million of the gain relating to the value of work to be completed on the filing of the New Drug Application for Nascobal® spray was deferred and will be recognized in future periods.

     Interest income decreased by $42,000, or 47%, to $47,000 in the second quarter of 2003, compared to the same period in 2002, primarily as a result of a decrease in prevailing market rates of interest and a decrease in average funds available for investment.

     Interest expense in the second quarter of 2003 was $131,000, which consisted of $115,000 relating to notes payable and $16,000 relating to the capital lease obligations. This is an increase of $128,000 from the same period in 2002 as the note payable to Schwarz Pharma was incurred during the third quarter of 2002, while $30,000 of the capital lease obligations to GE Capital Corporation (“GE Capital”) was incurred as of June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues increased by $12.8 million, or 246%, to $18.0 million in the first six months of 2003, compared to $5.2 million in the same period of 2002, primarily as a result of the divestiture agreement which we entered into with Pharmacia under which we reacquired all rights to the intranasal apomorphine product. As a result of the reacquisition and termination of the license agreement with Pharmacia, we recognized $13.0 million related to the divestiture agreement and $3.3 million related to the collaboration and license agreement in the first six months of 2003. In addition, in the first six months of 2003, revenue from product sales increased by $1.2 million, as a result of growth in sales of Nascobal® prior to the sale to Questcor.

     Total operating expenses increased by $2.5 million, or 26%, to $12.1 million in the first six months of 2003, compared to the same period in 2002. The increase resulted primarily from growth in R&D and sales and marketing costs.

     R&D expenses increased by $1.4 million, or 24%, to $7.3 million in the first six months of 2003, compared to the same period in 2002, as a result of several factors. Salaries and related costs, including recruiting fees, increased $1.2 million as a result of increases in R&D staffing. In addition, rent expense for R&D activities increased by a net amount of $480,000 as a result of a lease for space at the Bothell, Washington facility, and the vacating of a New York facility. These amounts were offset by a decrease in costs of clinical trials and outside services relating to our intranasal apomorphine program and other products under development of $230,000.

     Sales and marketing costs increased by $1.2 million, or 400%, to $1.5 million in the first six months of 2003, compared to the same period in 2002, primarily due to costs of the contract sales organization which we used to detail Nascobal®, and marketing expenses for Nascobal® during the period. In 2002 sales and marketing costs for Nascobal® were primarily incurred by a former collaboration partner due to the license agreement for Nascobal® in place at the time.

     General and administrative expenses decreased $200,000, or 6%, to $3.0 million in the first six months of 2003, compared to the same period in 2002, primarily as a result of $500,000 reimbursement received from Pharmacia for legal expenses of the divestiture transaction, which reduced general and administrative expenses. These divestiture transaction expenses were recorded in the fourth quarter of

2002.     In addition, non-cash compensation expense related to stock options decreased $300,000, compared to the same period in 2002. These decreases in expenses were offset by a $250,000 increase in fees for financial advisory services concerning the strategic development and partnering of our products. In addition, in the first six months of 2003, $400,000 in amortization of the intangible asset associated with our Nascobal® product was recorded. There was no such related amortization expense in the same period in 2002.

     Cost of product revenue increased $110,000, or 71%, to $266,000 in the first six months of 2003, compared to the same period in 2002, due to the increase in sales of Nascobal®.

     In June, 2003, we completed the sale of certain assets relating to Nascobal® brand products to Questcor. We recognized a gain on the sale of $4.2 million. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. Approximately $1.0 million of the gain relating to the value of work to be completed on the filing of the NDA for Nascobal® spray was deferred and will be recognized in future periods.

     Interest income decreased by $52,000, or 34%, to $99,000 in the first six months of 2003, compared to the same period in 2002, primarily as a result of a decrease in prevailing market rates of interest and a decrease in average funds available for investment.

     Interest expense in the first six months of 2003 was $276,000, which consisted of $251,000 relating to notes payable and $25,000 relating to the capital lease obligations. This is an increase of $271,000 compared to the same period in 2002 as the note payable to Schwarz Pharma was incurred during the third quarter of 2002, while $30,000 of the capital lease obligation to GE Capital was incurred as of June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2003, our sources of liquidity totaled $23.0 million, including cash and cash equivalents of $16.6 million, short-term investments of $5.4 million, and long-term investments of $1.0 million, compared to $9.0 million of cash and cash equivalents and no investments at December 31, 2002. We have an accumulated deficit of $42.7 million and expect additional operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.

     In January 2003, upon the signing of a divestiture agreement , Pharmacia made a cash payment to us of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction.

     In June 2003, upon the signing of an asset purchase agreement for the sale of Nascobal®, Questcor made a cash payment to us of $9.0 million. In connection with the sale of Nascobal®, we paid off the note payable to Schwarz which was secured by the Nascobal® assets. Principal and interest on the Schwarz note amounted to $7.0 million.

     In June 2003, we issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, we may draw down up to $7.0 million for a one-year term and may fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. The amount available under the note decreases by $145,833 per month as of the first day of each month. If the principal balance on the note as of any such date is greater than the new maximum principal amount then available, we are required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. Interest accrued on the note is due monthly on the first day of the month commencing August 1, 2003. On June 17, 2003, the Company drew down $7.0 million on the Wells Fargo Note and fixed the interest rate for a 30 day term at 1.84%.

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets and also through revenues received from our collaborative partners and from sales of manufactured product. Royalties and fees receivable at June 30, 2003 consisted principally of receivables from Questcor relating to the sale of Nascobal® due September 30 and December 31, 2003.

     At June 30, 2003, we had working capital of $15.3 million, compared with working capital of $3.3 million as of December 31, 2002, an increase of $12 million. This increase was primarily attributable to the increase in cash and cash equivalents, short-term investments and the receivable from Quesctor due to the sale of Nascobal.

     In April 2002, we entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”), which allowed us to finance certain fixed asset purchases up to a total of $2.5 million for terms of up to four years. In 2002, we drew down approximately $401,000 at interest rates ranging from 9.54% to 9.96%. In April 2003, the GE Lease was renewed, replacing the 2002 lease, to allow us to finance up to $2.0 million in additional purchases through March 31, 2004. The interest rate under the renewed GE Lease is 8.35% and the term of the lease is three years from date of funding of each draw down. In the six months ended June 30, 2003, we drew down approximately $1.2 million on the GE Lease.

     In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue up to three years after the registration effective date of January 26, 2001, up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date no draw down under the equity line of credit has been initiated.

     We believe that our current cash position will provide us with adequate working capital through at least June 30, 2004. In the event our cash position does not provide us with adequate working capital, we may be required to dispose of certain assets, or to curtail or reduce our research and development activities or raise additional funds from new investors or in the public markets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within 15 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer, excluding the U.S. Government, do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. We do not utilize derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES

     (a)  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

     (b)  There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     On July 22, 2003, the Company served pleadings on G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) to initiate litigation, styled, Nastech Pharmaceutical Company v. G. Pohl-Boskamp GmbH & Co., in the High Court of England and Wales, Chancery Division, Patents Court (the “Court”), claiming that Pohl-Boskamp breached a license agreement (the “License Agreement”) between the Company and Pohl-Boskamp by wrongfully repudiating the License Agreement and by failing to pay fees due to the Company for obtaining patents in various countries within the territory covered by the License Agreement. The action seeks a declaration of wrongful repudiation of the License Agreement, payment for all sums due under the License Agreement, damages for breach of contract, and payment of legal costs. On August 6, 2003, the Company sent a pleading to Pohl-Boskamp detailing the Company’s claims against Pohl-Boskamp. Pohl-Boskamp has not yet responded to the Company’s claims.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 11, 2003, the Company’s stockholders approved the following proposals at its Annual Meeting of Stockholders:

1)	The election of the following seven (7) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

	Votes FOR	Votes AGAINST	Votes ABSTAINING

Dr. Steven C. Quay	8,077,012	772,171	—

J. Carter Beese, Jr.	8,833,429	15,754	—

Dr. Ian R. Ferrier	7,619,965	1,229,218	—

Alvin Katz	8,808,123	41,060	—

John V. Pollock	8,808,131	41,052	—

Bruce R. Thaw	8,089,638	759,545	—

Devin N. Wenig	7,833,711	1,015,472	—

2)	The appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2003:

Votes FOR:	8,820,742

Votes AGAINST:	23,383

Votes ABSTAINING:	5,058

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated as of June 16, 2003, by and between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc (Filed as Exhibit 2.1 to the Company’s Current Report on 8K (Commission File No. 000-13789), filed on July 1, 2003 and incorporated herein by reference.

10.2	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC.

10.3	Revolving Reducing Note Agreement with Wells Fargo Bank, dated June 10, 2003.

10.4	Addendum to Promissory Note with Wells Fargo Bank, dated June 10, 2003.

10.5	Security Agreement Securities Account with Wells Fargo Bank, dated June 10, 2003.

10.6	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated June 10, 2003.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K dated June 17, 2003, in which we reported under Item 5 that on June 17, 2003 we announced that we entered into an agreement with Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to which Questcor will acquire the Nascobal product.

(2)	We filed a Current Report on Form 8-K dated July 1, 2003, in which we reported under Item 2 that on June 17, 2003 we entered into an agreement with Questcor Pharmaceuticals, Inc. pursuant to which Questcor will acquire the Nascobal product.

(3)	We filed a Current Report on Form 8-K dated July 17, 2003 in which we reported under Item 5 that on July 16, 2003, we announced that we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc will acquire patent rights to the our Mammary Aspirate Specimen Cytology Test device.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 14, 2003.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ STEVEN C. QUAY Steven C. Quay, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ GREGORY L. WEAVER Gregory L. Weaver, CPA Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated as of June 16, 2003, by and between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc (Filed as Exhibit 2.1 to the Company’s Current Report on 8K (Commission File No. 000-13789), filed on July 1, 2003 and incorporated herein by reference.

10.2	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC.

10.3	Revolving Reducing Note Agreement with Wells Fargo Bank, dated June 10, 2003.

10.4	Addendum to Promissory Note with Wells Fargo Bank, dated June 10, 2003.

10.5	Security Agreement Securities Account with Wells Fargo Bank, dated June 10, 2003.

10.6	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated June 10, 2003.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.