Form 10-Q
period 2003-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2003-11-13
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes [✓]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 4, 2003	Common stock - $.006 par value	11,831,995

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,132	$9,021
Short term investments	6,397	—
Accounts receivable, net	20	745
Royalties, fees and other receivables	2,193	111
Inventories	193	338
Prepaid expenses and other assets	318	190

Total current assets	32,253	10,405
Property and equipment, net	3,907	3,261
Intangible assets, net	—	8,491
Security deposits and other assets	799	803
Goodwill	90	90

Total assets	$37,049	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,774	$1,269
Accrued expenses and other liabilities	2,876	1,847
Note payable, current portion	6,708	2,750
Capital lease obligations, current portion	586	114
Deferred revenue, current portion	—	1,083

Total current liabilities	11,944	7,063
Note payable, net of current portion	—	4,500
Capital lease obligations, net of current portion	1,078	273
Deferred revenue, net of current portion	—	2,167
Other liabilities	560	402

Total liabilities	13,582	14,405

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 11,830,895 and 10,193,706 shares outstanding at September 30, 2003 and December 31, 2002, respectively	71	61
Additional paid-in capital	73,189	62,506
Deferred compensation	(866)	(1,219)
Accumulated deficit	(48,927)	(52,703)

Total stockholders’ equity	23,467	8,645

Commitments and contingencies

Total liabilities and stockholder’s equity	$37,049	$23,050

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product revenue, net	$207	$115	$1,797	$493
License and research fees	287	1,870	16,732	6,673

Total revenues	494	1,985	18,529	7,166

Costs and expenses:
Cost of product revenue	169	—	435	155
Research and development	5,319	3,591	12,601	9,535
Sales and marketing	158	223	1,680	516
General and administrative	1,094	1,649	4,091	4,850

Total operating expenses	6,740	5,463	18,807	15,056

Net (loss) from operations	(6,246)	(3,478)	(278)	(7,890)

Gain on sale of product	—	—	4,236	—
Interest income	57	79	156	230
Interest expense	(62)	(8)	(338)	(13)

Net income (loss)	$(6,251)	$(3,407)	$3,776	$(7,673)

Net income (loss) per share:
Basic	$(0.58)	$(0.34)	$0.36	$(0.77)

Diluted	$(0.58)	$(0.34)	$0.35	$(0.77)

Shares used in computing net income (loss) per share:
Basic	10,720	10,148	10,388	9,974

Diluted	10,720	10,148	10,942	9,974

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine months Ended September 30, 2003 and
For the Year Ended December 31, 2002
(Unaudited)
(In thousands, Except Share Data)

	Common Stock		Additional				Total
			Paid-in	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance December 31, 2001	9,555,519	$57	$52,732	—	$(39,235)	$(60)	$13,494
Proceeds from the issuance of common shares in connection with private placements	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	388,187	2	2,172	—	—	60	2,234
Non-cash compensation related to stock options	—	—	2,604	(1,219)	—	—	1,385
Net loss	—	—	—	—	(13,468)	—	(13,468)

Balance December 31, 2002	10,193,706	61	62,506	(1,219)	(52,703)	—	8,645
Proceeds from the issuance of common shares and warrants in connection with private placement, net	1,513,069	9	9,954	—	—	—	9,963
Shares issued in connection with options and warrants	124,120	1	729	—	—	—	730
Non-cash compensation related to stock options	—	—	—	353	—	—	353
Net income	—	—	—	—	3,776	—	3,776

Balance September 30, 2003	11,830,895	71	$73,189	$(866)	$(48,927)	—	$23,467

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine months Ended
	September 30,

	2003	2002

Operating activities:
Net income (loss)	$3,776	$(7,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of product	(4,236)	—
Non-cash compensation related to stock options	353	655
Depreciation and amortization	1,180	877
Changes in assets and liabilities (net of assets sold):
Accounts and other receivables	643	(106)
Inventories	89	(37)
Prepaid expenses and other assets	(124)	(720)
Accounts payable	505	1,102
Deferred revenue	(3,250)	3,521
Accrued expenses and other liabilities	(428)	579

Net cash used in operating activities	(1,492)	(1,802)

Investing activities:
Proceeds from sale of product	12,000	—
Purchases of investments, net of maturities	(6,397)	—
Purchase of license agreement	—	(1,559)
Property and equipment acquisitions	(1,428)	(1,884)

Net cash provided by (used in) investing activities	4,175	(3,443)

Financing activities:
Private placement of common shares and warrants	9,963	5,000
Payment of note payable in connection with sale of product	(7,250)	—
Proceeds from note payable	7,000	—
Payments on notes payable	(292)	—
Capital lease obligations incurred	1,478	401
Payments on capital lease obligations	(201)	(18)
Exercise of stock options and warrants	730	2,212

Net cash provided by financing activities	11,428	7,595

Net increase in cash and cash equivalents	14,111	2,350
Cash and cash equivalents – beginning of period	9,021	11,760

Cash and cash equivalents – end of period	$23,132	$14,110

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$464	$—
Receivable for sale of product	$2,000	$—
Purchase of license agreement financed by note payable	$—	$7,250

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results for a full year or for any future period.

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

     The per share weighted average fair value of stock options granted during the three months and nine months ended September 30, 2003 and 2002 was calculated as follows on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Per share weighted average fair value of stock options granted	$5.97	$8.10	$5.95	$9.72
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.1%	3.8%	2.9%	3.8%
Expected stock volatility	82%	96%	91%	96%
Expected option life	5 years	5 years	5 years	5 years

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, its net income (loss) would have been reported as the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(6,251)	$(3,407)	$3,776	$(7,673)
Add: Stock-based compensation included in the reported net loss	118	118	353	655
Deduct: Stock-based compensation, determined under fair value based methods	(1,175)	(1,147)	(4,358)	(5,157)

Pro forma net loss	$(7,308)	$(4,436)	$(229)	$(12,175)

Income (loss) per share
Basic – as reported	$(0.58)	$(0.34)	$0.36	$(0.77)
Basic – pro forma	$(0.68)	$(0.44)	$(0.02)	$(1.22)
Diluted – as reported	$(0.58)	$(0.34)	$0.35	$(0.77)
Diluted – pro forma	$(0.68)	$(0.44)	$(0.02)	$(1.22)

Note 2 – Business

     Historically, the Company’s business involves research, development, manufacturing and commercialization of nasally administered forms of prescription pharmaceuticals. The Company seeks opportunities to apply alternate delivery solutions to maximize therapeutic efficacy and safety, by using biophysics, physical chemistry and pharmacology in drug development.

     The Company had an accumulated deficit of $48.9 million as of September 30, 2003. The Company expects operating losses for the foreseeable future as it continues research toward the development of commercial products. The Company’s development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufacturing product sales for the Company. The Company has financed its operations primarily through the sale of common stock in private placements and in the public market and also through revenues resulting from license fees provided by its collaborative partners and from sales of manufactured product.

     The Company faces certain risks and uncertainties regarding future profitability that arise from its ability to obtain additional funding, protection of patents and property rights, uncertainties regarding its technologies, competition and technological change, government regulations including the need for product approvals, and its ability to attract and retain key officers and employees.

Note 3 – Net Income (Loss) per Common Share

     Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants was included in the net income per share calculation for the nine-month period ended September 30, 2003, but was not included in the net loss per share calculation for the three-month period ended September 30, 2003 or the three-month and nine-month periods ended September 30, 2002 as the effect would have been antidilutive. Employee stock options and warrants totaled approximately 4.2 million and 3.3 million shares at September 30, 2003 and 2002, respectively. For the nine-month period ended September 30, 2003, approximately 2.3 million options and warrants were excluded from fully diluted weighted average shares outstanding because the exercise price was less than the average market price for the period.

Note 4 – Equity financing

     On September 4, 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock, par value $0.006 per share (“Common Stock”) and 0.35 five year warrant (the “Warrants”) to certain accredited investors in a private placement transaction for an aggregate purchase price of $11,000,000, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average price for the 10 days prior to the completion of the private placement transaction. The net proceeds of the private placement transaction of $9,963,000 will be used for general corporate purposes, including working capital.

     The Warrants are exercisable for up to an aggregate of 529,574 shares of Common Stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The Warrants expire on September 4, 2008.

Note 5 – Contractual Agreements

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

     Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the nine months ended September 30, 2003, the Company recognized $13.0 million in license and research fees and $500,000 of legal expense reimbursement relating to the $13.5 million payment. All of this revenue was recognized prior to the three months ended September 30, 2003.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and would manage and fund all future development in these indications. The Company retained development rights in other therapeutic areas. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug (“IND”) application to Pharmacia in April 2002. The $3.0 million upfront payment and $2.0 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. In April, 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the Pharmacia Agreement. During the three months ended

September 30, 2003, the Company recognized no license fee revenue related to those payments and during the nine months ended September 30, 2003, the Company recognized $3,251,000 in license fee revenue related to these payments. During the three and nine months ended September 30, 2002, the Company recognized $626,000 and $1,478,000, respectively, of license fee revenue related to these payments.

     In addition to revenue recognized as license fees, the Company received $2.0 million in June 2002 for achieving certain other development milestones. Under the terms of the Pharmacia Agreement, Pharmacia also agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During the three and nine months ended September 30, 2003 the Company recognized no revenue and $11,000, respectively, related to such activities, all of which is included in license and research fee revenue. During the three and nine months ended September 30, 2002, the Company recognized revenue of $218,000 and $2,073,000, respectively, related to such activities, all of which is included in license and research fee revenue.

Note 6 – Sale of product

     In June, 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company will continue to pursue the New Drug Application, and to prosecute the pending U.S. patents, in each case for the Nascobal® nasal spray product on behalf of Questcor.

     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9.0 million at closing and $3.0 million on September 30, 2003 and agreed to pay an additional $2.2 million on or before December 31, 2003. Questcor has also agreed to make contingent payments of: (i) $2.0 million upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     In connection with the sale, Questcor and the Company entered into a security agreement (the “Security Agreement”) pursuant to which Questcor granted Nastech a security interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor. The Security Agreement will terminate upon the Company’s receipt of the $2.2 million payment due it on or before December 31, 2003. In the nine months ended September 30, 2003, the Company recognized a gain of $4,236,000 on the sale of the assets. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1.0 million of the gain relating to the fair value of work to be completed on the filing of the NDA for Nascobal® spray was deferred and will be recognized as license and research fee revenue as this work is completed. In the three and nine months ended September 30, 2003, the company recognized $130,000 of license and research fee revenue for work completed on the filing of the NDA for Nascobal® spray. As of September 30, 2003, approximately $900,000 of the gain was deferred and will be recognized as license and research fee revenue in future periods.

     Additionally, under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray.

Note 7 – Notes Payable

     In June 2003, in connection with the sale of Nascobal® products to Questcor, the Company paid off its note payable to Schwarz Pharma in the amount of $6.9 million, plus accrued interest of approximately $110,000. Schwarz Pharma subsequently released its security interest in certain assets that relate specifically to Nascobal®.

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, the Company may draw down up to

$7.0 million for a one-year term and may fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. The amount available under the note decreases by $145,833 per month as of the first day of each month. If the principal balance on the note as of any such date is greater than the new maximum principal amount then available, the Company is required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. Interest accrued on the note is due monthly on the first day of the following month. As of September 30, 2003, the balance on the note payable was approximately $6.7 million and the interest rate was fixed for a 30 day term at 1.875%.

Note 8 – Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”), which allowed it to finance certain fixed asset purchases up to a total of $2.5 million for terms of up to four years. In 2002, the Company drew down approximately $401,000 at interest rates ranging from 9.54% to 9.96%. In April 2003, the GE Lease was renewed, replacing the 2002 lease, to allow the Company to finance up to $2.0 million in additional purchases through March 31, 2004. The interest rate under the renewed GE Lease is 8.35% and the term of the lease is three years from date of funding of each draw down. In the nine months ended September 30, 2003, the Company drew down approximately $1.5 million on the GE Lease.

Note 9 – Adoption of New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of a consensus issued by the Financial Accounting Standards Board Emerging Issues Task Force concerning Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. In the past, the Company has been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if the Company were to commit to further exit plans subsequent to the effective date, the Company would be subject to the new rules regarding expense recognition.

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

Note 10 – Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its chief executive officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the three and nine months ended September 30, 2003, the Company paid rent of approximately $9,300 and $27,700, respectively. During the three and nine months ended September 30, 2002, the Company paid rent of approximately $9,000 and $26,800, respectively.

     Bruce Thaw, a member of the Company’s board of directors provided legal services to the Company. Fees earned by Mr. Thaw during the three and nine months ended September 30, 2002 were $18,750 and $70,250, respectively. As of November 2002, Mr. Thaw ceased to provide legal services to the Company.

Note 11 – Commitments

     The Company leases space for its research and development (“R&D”) activities and corporate offices. On June 17, 2003, the Company amended its lease for its Bothell, Washington offices to reflect the addition of 9,300 additional square feet to be used for R&D activities. The effective date of the amendment is July 1, 2003 and the amendment calls for monthly rental payments beginning January 1, 2004 which will total approximately $2.9 million through January 2013.

Note 12 – Termination of license agreement

     On July 22, 2003, the Company served pleadings on G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) to initiate litigation, styled, Nastech Pharmaceutical Company v. G. Pohl-Boskamp GmbH & Co., in the High Court of England and Wales, Chancery Division, Patents Court (the “Court”), claiming that Pohl-Boskamp breached a license agreement (the “License Agreement”) between the Company and Pohl-Boskamp by wrongfully repudiating the License Agreement and by failing to pay fees due to the Company for obtaining patents in various countries within the territory covered by the License Agreement. The action seeks a declaration of wrongful repudiation of the License Agreement, payment for all sums due under the License Agreement, damages for breach of contract, and payment of legal costs. On August 6, 2003, the Company sent a pleading to Pohl-Boskamp detailing the Company’s claims against Pohl-Boskamp. Pohl-Boskamp has responded denying Nastech’s allegations and counterclaiming for breach of contract and damages. The Company replied to Pohl-Boskamp’s counterclaim and the parties have agreed to a trial date in July 2004. The Company has also made an application for summary judgment as to part of the patent license fees believed outstanding from Pohl-Boskamp.

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

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance may be reversed at that time.

     All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect research-related overhead expenses.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues decreased by $1.5 million, or 75%, to $494,000 in the third quarter of 2003, compared to $2.0 million in the same period of 2002, primarily a result of a decrease in license and research fee revenue due to termination of the collaboration and license agreement with Pharmacia. In the first quarter of 2003 we entered into a divestiture agreement with Pharmacia under which we terminated the collaboration and license agreement and reacquired all rights to the intranasal apomorphine product. During the three months ended September 30, 2003, we recognized no revenue under the Pharmacia agreement, compared to $1.8 million in the same period of 2002. Revenue from product sales increased by $92,000, or 80%, to $207,000 compared to the same period in 2002, as a result of sales of Nascobal® manufactured product. In the third quarter of 2002, there were no sales of manufactured product and revenue from product sales consisted entirely of royalty fees from Schwarz Pharma relating to Nascobal®.

     Total operating expenses increased by $1.2 million, or 22%, to $6.7 million in the third quarter of 2003, compared to $5.5 million in the same period in 2002. The increase resulted from growth in research and development (“R&D”), offset by a decrease in general and administrative costs.

     R&D expenses increased by $1.7 million, or 47%, to $5.3 million in the third quarter of 2003, compared to $3.6 million in the same period in 2002, a result of several factors. Salaries and related costs, including recruiting fees, increased $630,000 as a result of increases in R&D staffing. The cost of clinical trials and outside services relating to products under development increased $1.0 million. In addition, rent expense for R&D activities increased by a net amount of $80,000 as a result of a lease for space at the Bothell, Washington facility, and the vacating of a New York facility.

     Sales and marketing costs decreased by $65,000, or 29%, to $158,000 in the third quarter of 2003, compared to $223,000 in the same period in 2002, primarily due to higher costs in the third quarter of 2002 in preparation of the re-launch of Nascobal® following the reacquisition of Nascobal® from Schwarz Pharma.

     General and administrative expenses decreased by $500,000, or 31%, to $1.1 million in the third quarter of 2003, compared to $1.6 million in the same period in 2002, primarily due to a decrease in legal costs and a decrease in employee relocation expenses.

     Cost of product revenue was $169,000 in the third quarter of 2003, compared to no cost of product revenue in the same period in 2002. In the third quarter of 2002, the Company anticipated its repurchase of the Nascobal® product from Schwarz Pharma and product scheduled to be shipped to Schwarz Pharma was held at the Company resulting in no cost of goods recorded.

     Interest income decreased by $22,000, or 28%, to $57,000 in the third quarter of 2003, compared to $79,000 in the same period in 2002, primarily as a result of a decrease in prevailing market rates of interest and a decrease in average funds available for investment.

     Interest expense increased in the third quarter of 2003 by $54,000, or 675%, to $62,000, compared to $8,000 in the same period in 2002 due to an increase in average funds borrowed on notes payable and capital leases during the quarter.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002

     Revenues increased by $11.3 million, or 157%, to $18.5 million in the first nine months of 2003, compared to $7.2 million in the same period of 2002, primarily a result of the divestiture agreement which we entered into with Pharmacia under which we reacquired all rights to the intranasal apomorphine product. As a result of the reacquisition and termination of the license agreement with Pharmacia, we recognized $13.0 million related to the divestiture agreement and $3.3 million related to the collaboration and license agreement in the first nine months of 2003, compared to $6.6 million related to the collaboration and license agreement in the same period of 2002. In addition, in the first nine months of 2003, revenue from product sales increased by $1.3 million, as a result of growth in sales of Nascobal®.

     Total operating expenses increased by $3.7 million, or 25%, to $18.8 million in the first nine months of 2003, compared to $15.1 million the same period in 2002. The increase resulted primarily from growth in R&D and sales and marketing costs offset by a decrease in general and administrative costs.

     R&D expenses increased by $3.1 million, or 33%, to $12.6 million in the first nine months of 2003, compared to $9.5 million in the same period in 2002, as a result of several factors. Salaries and related costs, including recruiting fees, increased $1.7 million as a result of increases in R&D staffing. In addition, costs of clinical trials and outside services relating to our products under development increased $1.0 million. Rent expense for R&D activities increased by a net amount of $560,000 as a result of a lease for space at the Bothell, Washington facility, and the vacating of a New York facility. These amounts were offset by a $370,000 decrease in costs associated with our patents.

     Sales and marketing costs increased by $1.2 million, or 240%, to $1.7 million in the first nine months of 2003, compared to $500,000 the same period in 2002, primarily due to costs of the contract sales organization used to detail Nascobal®, and marketing expenses for Nascobal® during the period.

     General and administrative expenses decreased $800,000, or 16%, to $4.1 million in the first nine months of 2003, compared to $4.9 million in the same period in 2002, primarily as a result of $500,000 reimbursement received from Pharmacia for legal expenses related to the divestiture transaction, which reduced general and administrative expenses. These divestiture transaction expenses were recorded in the fourth quarter of 2002. In addition, non-cash compensation expense related to stock options decreased $300,000, employee relocation costs decreased $250,000 and legal costs decreased $200,000 compared to the same period in 2002. These decreases in expenses were offset by $400,000 in amortization of the intangible asset associated with our Nascobal® product recorded in the first nine months of 2003. There was no such related amortization expense in the same period in 2002.

     Cost of product revenue increased $280,000, or 181%, to $435,000 in the first nine months of 2003, compared to $155,000 in the same period in 2002, due to the increase in sales of Nascobal®.

     In June 2003, we completed the sale of certain assets relating to Nascobal® brand products to Questcor. In the first nine months of 2003, we recognized a gain on the sale of $4.2 million. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1.0 million of the gain relating to the fair value of work to be completed on the filing of the NDA for Nascobal® spray was deferred and will be recognized as license and research fee revenue as the work is completed. In the first nine months of 2003, we recognized $130,000 of license and research fee revenue for work completed on the filing of the NDA for Nascobal® spray. As of September 30, 2003, approximately $900,000 of the gain was deferred and will be recognized as license and research fee revenue in future periods.

     Interest income decreased by $74,000, or 32%, to $156,000 in the first nine months of 2003, compared to $230,000 in the same period in 2002, primarily a result of a decrease in prevailing market rates of interest and a decrease in average funds available for investment.

     Interest expense increased by $325,000 or 2,500%, to $338,000 in the first nine months of 2003, compared to $13,000 in the same period in 2002 due to an increase in average funds borrowed on notes payable and capital leases during the period.

Liquidity and Capital Resources

     At September 30, 2003, our sources of liquidity totaled $29.5 million, including cash and cash equivalents of $23.1 million and short-term investments of $6.4 million, compared to $9.0 million of cash and cash equivalents and no investments at December 31, 2002. We have an accumulated deficit of $48.9 million and expect additional operating losses in the foreseeable future as we continue our research toward the development of commercial products. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.

     In January 2003, upon the signing of a divestiture agreement, Pharmacia made a cash payment to us of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction.

     In accordance with an asset purchase agreement for the sale of Nascobal®, Questcor made cash payments to us of $9.0 million in June 2003 and $3.0 million in September 2003. In connection with the sale of Nascobal®, in June 2003, we paid off the note payable to Schwarz Pharma which was secured by the Nascobal® assets. Principal and interest on the Schwarz Pharma note amounted to $7.0 million.

     In June 2003, we issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, we may draw down up to $7.0 million for a one-year term and may fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. The amount available under the note decreases by $145,833 per month as of the first day of each month. If the principal balance on the note as of any such date is greater than the new maximum principal amount then available, we are required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. Interest accrued on the note is due monthly on the first day of the month commencing August 1, 2003. At September 30, 2003, borrowings under the note were $6.7 million and the interest rate was fixed for a 30 day term at 1.875%.

     On September 4, 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock, par value $0.006 per share (“Common Stock”) and 0.35 five year warrant (the “Warrants”) to certain accredited investors in a private placement transaction for an aggregate purchase price of $11,000,000, prior to the deduction of fees and commissions, totaling $1,037,000. The Warrants are exercisable for up to an aggregate of 529,574 shares of Common Stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The Warrants expire on September 4, 2008. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average price for the 10 days prior to the completion of the private placement transaction. The net proceeds of the private placement transaction of $9,963,000 will be used for general corporate purposes, including working capital.

     At September 30, 2003, we had working capital of $20.3 million, compared with working capital of $3.3 million as of December 31, 2002, an increase of $17.0 million. This increase was primarily attributable to the increase in cash and cash equivalents, short-term investments and the receivable from Quesctor due to the sale of Nascobal®.

     In April 2002, we entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”) which allowed us to finance certain fixed asset purchases up to a total of $2.5 million for terms of up to four years. In 2002, we drew down approximately $401,000 at interest rates ranging from 9.54% to 9.96%. In April 2003, the GE Lease was renewed, replacing the 2002 lease, to allow us to finance up to $2 million in additional purchases through March 31, 2004. The interest rate under the renewed GE Lease is 8.35% and the term of the lease is three years from date of funding of each draw down. In the nine months ended September 30, 2003, we drew down approximately $1.5 million on the GE Lease.

     In July 2000, we entered into an equity line of credit agreement. Under the equity line, we have the option, at our discretion, to issue, up to three years after the registration effective date of January 26, 2001, up to 1.2 million shares of common stock to the investor at prices that are discounted from the fair market value on the date of issuance. To date, no draw down under the equity line of credit has been initiated.

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets and also through revenues received from our collaborative partners and from sales of manufactured product. Royalties and fees receivable at September 30, 2003 consisted principally of receivables from Questcor relating to the sale of Nascobal® due December 31, 2003.

     We believe that our current cash position will provide us with adequate working capital through at least September 30, 2004. In the event our cash position does not provide us with adequate working capital, we may be required to dispose of certain assets, or to curtail or reduce our research and development activities or raise additional funds from new investors or in the public markets.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     On July 22, 2003, the Company served pleadings on G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) to initiate litigation, styled, Nastech Pharmaceutical Company v. G. Pohl-Boskamp GmbH & Co., in the High Court of England and Wales, Chancery Division, Patents Court (the “Court”), claiming that Pohl-Boskamp breached a license agreement (the “License Agreement”) between the Company and Pohl-Boskamp by wrongfully repudiating the License Agreement and by failing to pay fees due to the Company for obtaining patents in various countries within the territory covered by the License Agreement. The action seeks a declaration of wrongful repudiation of the License Agreement, payment for all sums due under the License Agreement, damages for breach of contract, and payment of legal costs. On August 6, 2003, the Company sent a pleading to Pohl-Boskamp detailing the Company’s claims against Pohl-Boskamp. Pohl-Boskamp has responded denying Nastech’s allegations and counterclaiming for breach of contract and damages. The Company replied to Pohl-Boskamp’s counterclaim and the parties have agreed to a trial date in July 2004. The Company has also made an application for summary judgment as to part of the patent license fees believed outstanding from Pohl-Boskamp.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 4, 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock, par value $0.006 per share (“Common Stock”) and 0.35 five year warrant (the “Warrants”) to certain accredited investors in a private placement transaction for an aggregate purchase price of $11,000,000, prior to the deduction of fees and commissions, totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average price for the 10 days prior to the completion of the private placement transaction. The net proceeds of the private placement transaction of $9,963,000 will be used for general corporate purposes, including working capital.

     The Warrants are exercisable for up to an aggregate of 529,574 shares of Common Stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The Warrants expire on September 4, 2008.

     The securities offered and sold in the private placement were not registered with the Securities and Exchange Commission (the “SEC”) and were sold without registration in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933, as amended. The Company registered for resale the Common Stock sold in the private placement as well as the Common Stock issuable upon exercise of the Warrants sold in the private placement by filing a registration statement on Form S-3 with the SEC on September 16, 2003. The SEC declared the registration statement on Form S-3 effective on September 29, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated as of June 16, 2003, by and between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on July 1, 2003 and incorporated herein by reference).

10.2	Form of Purchase Agreement, (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003 and incorporated herein by reference).

10.3	Form of Warrant, (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003 and incorporated herein by reference).

31.1	Chief Executive Officer Certification required by Rules 13a - 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a - 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K dated July 1, 2003, in which we reported under Item 2 that on June 17, 2003 we entered into an agreement with Questcor Pharmaceuticals, Inc. pursuant to which Questcor will acquire the Nascobal® product.

(2)	We filed a Current Report on Form 8-K dated July 17, 2003 in which we reported under Item 5 that on July 16, 2003, we announced that we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc will acquire patent rights to the our Mammary Aspirate Specimen Cytology Test device.

(3)	We filed a Current Report on Form 8-K dated September 4, 2003, in which we reported under Item 5 that on September 4, 2003, the Company completed the sale of an aggregate of 1,513,069 shares of its common stock, par value $0.006 per share, and warrants to purchase up to an aggregate of 529,574 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 13, 2003.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Gregory L. Weaver

Gregory L. Weaver, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated as of June 16, 2003, by and between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on July 1, 2003 and incorporated herein by reference).

10.2	Form of Purchase Agreement, (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003 and incorporated herein by reference).

10.3	Form of Warrant, (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003 and incorporated herein by reference).

31.1	Chief Executive Officer Certification required by Rules 13a - 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a - 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.