Form 10-K
period 2003-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2004-03-15
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2658569 (I.R.S. Employer Identification No.)

3450 Monte Villa Parkway, Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)

Registrant’s telephone number, including area code: (425) 908-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.006 par value

Preferred Stock Purchase Rights, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-5 of the Act). Yes  [X]   No   [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 based upon the closing price on that date, on the Nasdaq National Market, was approximately $106,155,553.

As of March 4, 2004, there were 11,912,961 shares of the Registrant’s $0.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year 2003 are incorporated by this reference into Part III of this Form 10-K.

NASTECH PHARMACEUTICAL COMPANY INC.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” and other expressions which indicate future events and trends.

     The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding;

•	our efforts to find a collaborative partner for apomorphine nasal spray, calcitonin nasal spray, interferon beta, morphine gluconate nasal spray, oral abuse-resistant opioid, peptide YY (3-36) nasal spray or other programs;

•	the success or failure of our research and development programs;

•	the advantages and disadvantages of pharmaceuticals delivered nasally;

•	the need for improved and alternative drug delivery methods;

•	our efforts to collaborate with other pharmaceutical and biotechnology companies that have products under development;

•	our ability to successfully complete product research and development, including preclinical and clinical studies and commercialization;

•	our ability to obtain required governmental approvals, including product and patent approvals;

•	our ability to successfully manufacture the products of our research and development programs and our marketed products to meet current Good Manufacturing Practices (“cGMP”) and to manufacture these products at a financially acceptable cost;

•	our ability to attract and/or retain our key officers and employees and manufacturing, sales, distribution and marketing partners;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits;

•	our ability to develop and commercialize our products before our competitors; and

•	the projected size of the drug delivery market.

     These factors and the risk factors described in this document are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. We have no obligation to update or revise publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this Annual Report on Form 10-K under the caption “Risk Factors” and in other reports or documents filed by us from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

ITEM 1. BUSINESS

Overview

     Nastech Pharmaceutical Company Inc. (“Nastech”, the “Company” or “We”) is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 195 patents and applications filed. We are developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration, along with an extended release oral delivery technology. Our intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and patient compliance. We are developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis, and multiple sclerosis.

     We are building a pharmaceutical company leveraging our unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on our own. The key elements of our business model are to:

•	develop proprietary active delivery molecules from our tight junction and siRNA technologies;

•	focus on molecules where our portfolio of technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist us to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

     We are a leader in molecular-biology based drug delivery, which involves the pharmaceutical manipulation of “tight junctions”. Tight junctions are the cell-to-cell connections that comprise various tissues of the body and that regulate the transport and passage of therapeutic drugs across these natural barriers. We also have expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. Our drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimized routes.

     Our core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery. Pharmaceuticals that are currently injected can also be candidates for nasal delivery.

     We were incorporated in Delaware in 1983 and our principal executive offices are located at 3450 Monte Villa Parkway, Bothell, Washington. We relocated our headquarters to Bothell, Washington, in 2002, and we operate a drug manufacturing facility in New York. We have research laboratories in Hauppauge, New York and in Bothell, Washington.

Business Strategy

     Our current business strategy seeks to broaden applications of our commitment to tight junction technology and formulation science, allowing drugs to be safer and more effective in patient treatment, with particular emphasis on the applications for nasal drug delivery in the prescription and over-the-counter markets.

     Focus Research and Development Efforts on Molecules Where Our Portfolio of Technologies will Offer Significant Clinical Advantages. Our core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We believe that by focusing our research and development activities in this way, we may enter into collaborative alliances with pharmaceutical companies and bring to market new, improved therapies.

     Establish Collaborative Arrangements. Using tight junction technology and formulation science, we seek to establish domestic and international relationships with major pharmaceutical companies for the early stage introduction of nasal dosage forms of drug delivery as a viable alternative to injectable therapy. Ideally we would focus our efforts on an innovator company’s new chemical entity in Phase II clinical development where a drug’s safety and efficacy have been determined. Our proprietary formulation, delivered via nasal route of administration, would be the product approved for commercialization and marketed by the collaborative partner. This approach allows us to devote our resources to the further development of our technology while leveraging the established product development, sales and marketing capabilities of our collaborative partners in significant markets.

     Protect and Expand Our Intellectual Property Rights. We have and will continue to seek patent protection for our formulations and other technology in the United States and key international markets. We have filed U.S. patent applications, as well as corresponding patent applications outside the U.S., relating to our technology. As specific formulations are developed and clinically tested, we intend to file for additional patent protection.

     A cornerstone of our business strategy is to work with collaborative partners to develop and commercialize drugs for intranasal delivery. In an ideal collaboration, our partner will support the application of our technology to a particular drug by providing the drug, funding clinical development, and marketing the resulting commercial product. We ideally will supply the intranasal formulation delivery system and receive research and development and progress payments during development, receive revenues from manufacturing, and royalties from sales of any commercial products.

Programs

     The following chart summarizes our programs under development:

Traditional
Programs Under	Therapeutic	Delivery
Development	Category	Method	Status (1)
Apomorphine
Hydrochloride	Sexual Dysfunction	Oral	Phase II

Calcitonin	Osteoporosis	Injection/ Nasal	ANDA filed

Interferon Beta	Multiple Sclerosis	Injection	Phase I

Morphine Gluconate	Pain	Injection/Oral	Phase II

Oral Abuse-Resistant
Opioid	Pain	Oral	Preclinical

Peptide YY (3-36)	Obesity	N/A	Phase I

     (1) See the section of Item 1 entitled “Government Regulations” for a description of the different stages of development.

Programs Under Development

     Apomorphine Hydrochloride – Sexual dysfunction. Apomorphine Hydrochloride is a centrally acting dopamine agonist. We believe that a nasal dosage form of apomorphine may allow for patient-friendly self-administration and provide a rapid systemic absorption of the drug with reduced side effects for the treatment of sexual dysfunction. We completed a Phase II clinical trial in November 2001 in 184 men with erectile dysfunction (“ED”). On February 1, 2002, we granted Pharmacia exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction, and Pharmacia agreed to manage and fund all future development in these indications. In August 2002, we were granted a U.S. patent entitled “Nasal Delivery of Apomorphine.” The patent contains 13 claims and is directed to compositions of apomorphine or a chemically modified equivalent or pharmaceutical salt and to methods of treating sexual dysfunction, including erectile dysfunction. In January 2003, the U.S. Federal Trade Commission (the “FTC”) mandated as part of the Pfizer/Pharmacia merger that Pharmacia divest apomorphine. As a result of the FTC mandate, we entered into a divestiture agreement with Pharmacia under which we reacquired all the product and intellectual property rights to the intranasal apomorphine product that we had originally granted to Pharmacia in February 2002. See “Collaborative Arrangements—Pharmacia & Upjohn Company” under this Item 1 for a further discussion of our former relationship with Pharmacia. In March 2004, we announced the successful completion of a maximum tolerable dose study for this program.

     Calcitonin – Osteoporosis. Calcitonin is a hormone produced by the thyroid gland that acts primarily on bone. Bone is in a constant state of remodeling, whereby old bone is removed by cells called osteoclasts, and new bone is laid down by cells called osteoblasts. Calcitonin inhibits bone removal by osteoclasts, and promotes bone formation by osteoblasts. A currently approved and marketed intranasal calcitonin has been shown to increase spinal bone mass in postmenopausal women with established osteoporosis. Human calcitonin has a very short half-life in the blood stream and therefore the longer acting salmon calcitonin is used therapeutically. In December 2003, we filed an Abbreviated New Drug Application (“ANDA”) for Calcitonin-Salmon Nasal Spray for osteoporosis with the U.S. Food and Drug Administration (“FDA”).

     The osteoporosis pharmaceutical market is currently $7 billion and is expected to grow to $14 billion by 20111. The only currently available formulation of calcitonin has worldwide sales of nearly $400 million, of which the U.S. accounts for approximately $240 million2.

     Interferon Beta – Multiple Sclerosis. Interferons are a family of naturally occurring proteins and glycoproteins classified as cytokines. They are produced by cells in response to viral infection and other biological inducers and mediate antiviral, antiproliferative and immunomodulatory activities. Interferon beta is currently administered by injectable dosage form only. We believe that a nasal dosage form would increase patient compliance and possibly efficacy and have fewer side effects than an injectable product. In March 2002, we reported positive interim results from the Phase I clinical trial in healthy male subjects which showed elevations in the same biologic markers produced by the intramuscular product, suggesting a pharmacological effect. In 2003, we continued optimizing the intranasal formulation of this product. We are in continuing discussions with potential collaboration partners regarding further development of this product.

     Morphine Gluconate – Pain. Morphine is a well known opioid analgesic currently marketed in multiple dosage forms including those for injectable, oral and rectal administration. Breakthrough pain can occur in chronic pain patients treated with long-acting opioid agents. However, only one agent is currently approved for treating breakthrough pain, a transmucosal oral fentanyl product, limited to opioid-tolerant cancer patients. We believe a nasal dosage form of our patented morphine gluconate, an enhanced bioavailability form of morphine, will allow for patient-friendly self-administration and will provide a rapid systemic absorption of the drug for fast pain relief, particularly among sufferers of breakthrough pain. In December 2002, we announced positive results from a Phase II clinical trial indicating that intranasal morphine gluconate was rapidly absorbed and produced meaningful pain relief. The onset of pain relief occurred at an average of 2.2 minutes following dosing and none of the patients needed to take another rescue medication for breakthrough pain within 30 minutes. There were no serious adverse events reported. We are in continuing discussions with potential collaboration partners regarding further development of this product.

     Oral Abuse-Resistant Opioid– Pain. CC-109 is a new agent for treating pain. Like Purdue Pharma’s OxyContin, a controlled-release narcotic painkiller with annual sales exceeding $1.5 billion, CC-109 is a long-acting, orally administered opioid. OxyContin has diversion problems in which drug abusers crush the sustained release tablets, releasing oxycodone, the active opioid. The crushed tablets can be dissolved and misused either systemically or orally, leading to narcotic highs and in some cases death. In contrast to OxyContin, CC-109 is a chemically-modified opioid that cannot be abused by simply crushing a tablet since it is not merely a physically based sustained-release formulation of oxycodone. CC-109 when taken orally, is metabolized by gastrointestinal enzymes, resulting in release of opioids over time. If FDA approved and commercially available, it is believed that CC-109 could not simply be crushed to release oxycontin; hence it is designed to have less abuse potential for diversion than OxyContin and other oral opioid formulations. In 2003, we advanced the preclinical program for CC-109 including the initiation of pharmacodynamic and safety studies, developed a regulatory strategy and refined the manufacturing process.

     Peptide YY(3-36) – Obesity. Peptide YY(3-36) (“PYY”), a high affinity Y2 receptor agonist, represents a new class of obesity drugs. It is a hormone naturally produced by specialized endocrine cells (L-cells) in the gut in proportion to the calorie content of a meal which is believed to reduce appetite and food intake by modulating appetite circuits in the hypothalamus. Results from a study conducted by Dr. Stephen R. Bloom and colleagues published in The New England Journal of Medicine (September 4, 2003, Volume 349, Number 10, Pages 941-948), demonstrated a 16.5% calorie reduction in obese subjects for the 24-hour period following a single intravenous injection of PYY, based on diary recorded food intake. Obese subjects were found to have lower levels of PYY both pre- and post-dose, suggesting that PYY levels might be causally related to obesity and that PYY supplementation might have therapeutic benefit. We have developed a proprietary formulation of PYY and have filed patent applications throughout the world containing over 350 claims. We are currently in Phase I clinical trials with this program.

     Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. A study published in the January 1, 2003 issue of the Journal of the American Medical Association (“JAMA”), reported that the prevalence of obesity among U.S. adults climbed to 20.9 percent in 2001. According to the U.S. Department of Health and Human Services, obesity among adults has doubled since 1980,

1. Datamonitor, “Commercial Insight: Osteoporosis and HRT,” Published August 2003, Product Code: DMHC 1896, www.datamonitor.com.

2. www.novartis.com/investors/en/excel_spreadsheet.shtml.

while overweight among adolescents has tripled and approximately 300,000 U.S. deaths a year currently are associated with obesity and overweight1. The total direct and indirect costs attributed to overweight and obesity amounted to $117 billion in 20001. Additionally, in the U.S., more than $33 billion is spent annually on weight-loss products and services2.

Other Programs and Research Activities

     In addition to the programs contained in our product development pipeline, we are frequently presented with opportunities to evaluate the feasibility of a given compound for nasal delivery and to develop new product concepts. In this regard, our ongoing research activities focus on the utilization, optimization or modification of our core nasal drug delivery technologies for use with specific drugs or therapies.

     We also intend to leverage our core technologies by collaborating with other pharmaceutical and biotechnology companies that have products under development that may benefit from nasal delivery. Such collaborative development projects will be initiated only to the extent that we believe that the project is feasible; the potential product resulting from the development program would have significant market potential; and favorable economic arrangements can be obtained. We will generally seek milestone payments based upon the development cycle, payment of certain expenses incurred by us, manufacturing rights, if applicable, and royalties.

Tight Junction Technology Platform

     Tight junctions are the connections between cells that comprise various tissues of the body such as epithelial and endothelial layers and that regulate the passage of molecules across these natural barriers. As part of the body’s normal activity, tight junctions selectively open and close in response to various signals inside and outside of cells allowing the passage of large molecules or even entire cells across the tight junction barrier.

     Tight junctions are found in all tissues, but the tight junctions containing tissues that are of particular relevance to drug delivery are found in nasal tissue, intestinal tissue, blood vessels, and the blood-brain barrier. The blood-brain barrier is a specialized layer of endothelial cells that line the inner surface of blood vessels in the brain, which excludes many drugs from passing into the brain. Drugs, particularly large molecular weight drugs, need to pass through these tissue barriers in order to get to their sites of action.

     Tight junctions consist of proteins, such as claudins, occludin and junctional adhesion molecules that are anchored in the membranes of two adjacent cells and interact with each other to hold the cells together and prevent other molecules from passing between them.

     The goal of our tight junction biology program is to understand the structure and function of these tissue barriers and to identify active compounds that can transiently open the tight junction, thus permitting drugs to pass through. We have genetically engineered and produced many of the key tight junction proteins and are using them as targets to identify peptides and small molecules that can significantly improve drug delivery by temporarily opening tight junctions. We call such peptides and small molecules tight junction modulators.

     By improving our understanding of the structure and function of tight junctions in the nasal epithelial barrier, we expect to continue to make significant improvements in the delivery of both small and large molecules for an increasing number of therapeutic applications. Nasal drug delivery has several benefits including: delivery of a wide range of therapeutics (small molecules and larger molecules such as peptides, proteins, and nucleic acids); a rapid onset of adequate blood levels; more flexible dosing schedules; and control of drug effects. Nasal delivery is non-invasive compared to injections, can result in less drug degradation and toxicity, and has the potential for direct delivery to the brain.

     Through our tight junction technology, we have identified compounds that directly and specifically affect the tight junctions between cells in the nasal tissues in a manner mimicking natural processes (for example, the effects are reversible) and result in increasing drug permeability through the tight junction barrier. Based on these approaches, we

1.	U.S. Department of Health and Human Services, “Overweight and Obesity Threaten U.S. Health Gains,” HHS News, Press Release dated December 13, 2001, www.hhs.gov/news.

2.	The National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), “Statistics Related to Overweight and Obesity,” www.niddk.nih.gov.

have developed formulations for improving the delivery of promising new classes of drugs such as PYY for the treatment of obesity. We were the first to demonstrate delivery of PYY by a non-injected route.

     Our tight junction technology has significant potential applications outside of nasal drug delivery, particularly for improving oral drug delivery (through the gastrointestinal tract), pulmonary drug delivery (through the lungs by inhalation), intravenous drug delivery (through blood vessel walls into tissues), and drug delivery through the blood-brain-barrier (through the blood to the brain) for the treatment of diseases. All of these tissue barriers have tight junctions which, although distinct, have properties in common that can be manipulated by the technology we are developing.

     RNA interference (RNAi) is an important tool we are using to analyze tight junction function and to determine the importance of individual tight junction proteins in affecting drug delivery. Small interfering RNAs (siRNAs) are double-stranded RNA molecules 20-22 nucleotides in length that are able to silence a specific gene and reduce the amount of the protein the gene produces. We have developed siRNAs against a number of the tight junction proteins and determined the resulting effects on the tight junction. For example, we can determine whether siRNA inhibition of specific tight junction proteins increases tight junction permeability. These types of studies help to identify which tight junction components are the most appropriate targets to affect in order to improve the passage of drugs through tissue barriers.

Collaborative Arrangements

     Our collaborative arrangements ideally provide for a development project to be followed by commercialization pursuant to a licensing agreement. Our current collaborative arrangements are as follows:

     Questcor Pharmaceuticals, Inc. — In June 2003, we completed the sale of certain assets relating to our Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). We have filed the New Drug Application, and will continue to prosecute the pending U.S. patents, in each case for the Nascobal® nasal spray product on behalf of Questcor. Nascobal® is a registered trademark of Questcor Pharmaceuticals, Inc.

     Under the terms of the Asset Purchase Agreement with Questcor, Questcor paid us $9.0 million at closing, $3.0 million on September 30, 2003, and approximately $2.2 million on December 31, 2003. Questcor has also agreed to make payments of $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     In the year ended December 31, 2003, we recognized a gain of $4,236,000 on the sale of the assets. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1.0 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and was recognized later in 2003 as license and research fee revenue.

     Under the terms of a supply agreement between the parties, subject to certain limitations, we are obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from us all of its requirements for the Nascobal® nasal gel and upon FDA approval the Nascobal® nasal spray. In addition, we terminated an agreement entered into in March 1990 with Questcor (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.), under which Questcor, as successor in interest, purchased our Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide Agreement”). The Metoclopramide Agreement provided for certain minimum royalties through October 2004 and other fees payable to us if and when nasal Metoclopramide HCl is approved for marketing and commercialized. We received $100,000 in each of the years of 2002 and 2001 as minimum royalties pursuant to this agreement.

     Cytyc Corporation — On July 16, 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test Device (“MASCT”). Under the terms of the agreement, we received a license fee, and have the potential to receive milestone payments and royalties. In March 2004, we announced the issuance of a second U.S. patent for this product entitled, “Methods and Devices for Collecting, Handling and Processing Mammary Fluid Samples for Evaluating Breast Diseases, Including Cancer.”

     Our recent collaborative arrangements, now ended, are as follows:

     Pharmacia & Upjohn Company — On January 24, 2003, we entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which we reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that we and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). The Divestiture Agreement was the result of the FTC’s consideration of the merger between Pfizer Inc. and Pharmacia (the “Pfizer-Pharmacia Merger”). The divestiture was intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace. In April 2003, the Pfizer-Pharmacia Merger closed. Effective upon the closing, the existing Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 were terminated and we reacquired from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia granted us an exclusive, royalty-free license to utilize, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transferred to us all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer covenanted not to sue us for the infringement of certain patents by reason of its development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction. Pfizer will divest itself of the 250,000 shares of our common stock that it purchased in connection with the Pharmacia Agreement in accordance with an agreed-upon timeframe and process.

     Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to us of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the year ended December 31, 2003, we recognized $13.0 million in license and research fees and $500,000 of legal expense reimbursements relating to the $13.5 million payment.

Patents and Proprietary Rights

     We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and certain foreign countries. We have 16 issued or allowed United States patents and approximately 42 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have 42 issued or allowed foreign patents, and approximately 95 pending foreign patent applications.

     Our financial success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for our inventions;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets.

     Our patents and patent applications are directed to composition of matter, methods of use and methods of manufacturing, as appropriate.

     We apply for patents covering our discoveries and technologies as we deem appropriate. However, we may fail to apply for patents on important discoveries or technologies in a timely fashion or at all. Also, our pending patent applications may not result in the issuance of any patents. These applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries or technologies we may want to commercialize. In addition, because patent applications in the United States are maintained in secrecy for approximately 18 months after filing, other parties may have filed patent applications relating to inventions before our applications covering the same or similar inventions. Any patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside patents issued to us, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

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

Competition

     The biopharmaceutical industry is subject to rapid and substantial technological change. Competition is intense and based substantially on scientific and technological factors. These factors include the availability of patent and other protection of technology and products, the ability to commercialize complex, unpredictable technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our product candidates from academic institutions, government agencies, research institutions, biopharmaceutical companies and drug delivery companies in the United States, Europe and elsewhere.

Manufacturing and Raw Materials

     We currently have manufacturing facilities located in Hauppauge, New York. The manufacture of our product candidates for clinical trials and commercial purposes is subject to cGMP and other agency regulations.

     We attempt to remain apprised of the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. A material shortage, contamination, and/or recall could adversely affect the manufacturing of our products.

Research and Development

     Our research and development spending was $17.1 million, $11.6 million and $6.6 million in 2003, 2002, and 2001, respectively.

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

     The steps required by the FDA before our drug candidates may be marketed in the United States include, among other things:

•	the performance of preclinical laboratory and animal tests, and formulation studies;

•	the submission to the FDA of an Investigational New Drug application (“IND”) which must become effective before human clinical trials may commence;

•	the completion of animal pharmacology and toxicology studies and demonstration of the ability to manufacture under related cGMP guidances;

•	the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; and

•	the submission and FDA approval of a new biologics license application (“BLA”) for biologic products or a new drug application (“NDA”) for drug products.

     The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for any of our proposed products will be granted on a timely basis, if at all.

     Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day period, the FDA raises concerns or questions with respect to the conduct of the trial. In such a case, we must work with the FDA to resolve any outstanding concerns before the study can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center or centers proposing to conduct the trial must review and approve the plan for any clinical trial before it commences.

     Human clinical trials are typically conducted in three sequential phases that may overlap:

•	PHASE I: the drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	PHASE II: involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product in patients with specific targeted diseases and to determine optimal dosage.

•	PHASE III: when Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, multi-center Phase III trials are undertaken to evaluate clinical efficacy and safety at a specific dose or doses in an expanded patient population to determine the language for the product label.

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

     The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may withhold approval for an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after a product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

     Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities or the activities of our collaborative partners. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     Any products manufactured or distributed by us or our collaborative partners pursuant to FDA approvals are required to be manufactured under cGMP guidances, and are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drugs. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP, regulations which impose certain procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

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

Employees

     As of February 29, 2004, we had 82 full-time employees, of whom 66 were engaged in research and development. The balance of our employees are engaged in administration and support functions.

     None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationships with our employees to be satisfactory.

RISK FACTORS

Risks Related to Our Business

We will require additional financing in the future, and if additional capital is not available, we may have to curtail or cease operations.

     Our business currently does not generate the cash that is necessary to finance our operations. Subject to the success of our development programs and potential licensing transactions, we will require additional capital to complete the research and development activities we currently contemplate and to commercialize our proposed products. In addition, we may need to raise additional capital to fund more rapid expansion, to develop and commercialize new products, to enhance existing services, to respond to competitive pressures, and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our current research and development programs;

•	continued scientific progress in these programs;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our products;

•	the regulatory approval process for our products; and

•	other factors which may not be within our control.

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

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our development and commercialization activities may be delayed or reduced.

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

Because of significant research and development and other costs, we have never been profitable on an annual basis, and we may never become profitable.

     We incurred net losses in each of the last three years as follows: $9.2 million in 2001, $13.5 million in 2002 and $2.1 million in 2003. As of December 31, 2003, we had an accumulated deficit of $54.8 million. The process of developing our products requires significant research and development efforts, including basic research, preclinical and clinical development, as well as FDA regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past. We may never achieve profitability. As a result, the market price of our common stock could decline.

Because our operating results are subject to significant fluctuations and uncertainties, we may not be able to meet any of our future expense obligations, and our failure to meet public market analysts or investors’ expectations regarding earnings may cause our stock price to decline.

     Our operating results are subject to significant fluctuations and uncertainties due to a number of factors including, among others:

•	the timing and achievement of licensing transactions, including milestones and other performance factors associated with these contracts;

•	the time and costs involved in patent prosecution and development of our proprietary position;

•	continued scientific progress and level of expenditures in our research and development programs;

•	the cost of manufacturing scale-up and production batches, including vendor provided activities and costs;

•	the time and costs involved in obtaining regulatory approvals;

•	changes in general economic conditions and drug delivery technologies;

•	the expiration of existing patents and related revenues; and

•	new products and product enhancements that we or our competitors introduce.

     As a result of these factors and other uncertainties, our operating results have fluctuated significantly over the last three years resulting in net losses of $9.2 million, $13.5 million and $2.1 million in the years 2001, 2002 and 2003, respectively.

     Our revenues and operating results, particularly those reported on a quarterly basis, may continue to fluctuate significantly. This fluctuation makes it difficult to forecast our operating results. Therefore, we believe that quarterly comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. Also, our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. If this were to occur, the price of our stock could decline.

If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, this inability will hurt our competitive position.

     We specialize in the nasal delivery of pharmaceutical products and rely on the issuance of patents, both in the United States and internationally, for protection against competitive drug delivery technology. Although we believe that we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take over three years from initial filing.

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

     If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, we will not be able to compete in the pharmaceutical delivery business.

Because intellectual property rights are of limited duration, expiration of intellectual property rights and licenses will negatively impact our operating results.

     Intellectual property, such as patents, and license agreements based on those patents, generally are of limited duration. Our operating results depend on our patents and intellectual property licenses. Therefore, the expiration or other loss of rights associated with intellectual property and intellectual property licenses can negatively impact our business. For example, in the past we received significant revenues from royalties related to the sale of Stadol®NS™. The underlying patents on Stadol®NS™ expired in August 2001 in the United States and in April 2002, internationally, resulting in the discontinuance of royalties from Bristol-Myers Squibb, the licensee. This event has adversely affected our revenue and contribution to operations.

If the commercial opportunity for nasally-administered products is limited, this limitation will impact our anticipated future revenue growth.

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

Our product development efforts may not result in commercial products.

     We intend to continue our aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	a product candidate is not effective in later or broader trials in humans;

•	a product candidate is not safe in later or broader trials in humans;

•	regulatory bodies, such as the FDA, do not approve a product candidate for an intended use, or at all;

•	a product candidate is not economical for us to manufacture and commercialize or could not be made at all;

•	third parties have proprietary rights to a product candidate, and do not let it be sold on reasonable terms, or at all; or

•	a product candidate is not financially successful because of existing therapeutics.

     As a result, there can be no assurance that any of our products currently in development will ever be successfully commercialized.

The FDA is required to approve our product candidates before they can be marketed and we cannot assure you that they will approve these product candidates, the failure of which will prevent the receipt of revenue and adversely affect our stock price.

     Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any or all of our drug candidates, including apomorphine nasal spray, calcitonin nasal spray, interferon beta, morphine gluconate, oral abuse-resistant opioid dosage, and peptide PYY (3-36) nasal spray could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

We are subject to extensive government regulation that may cause us to cancel or delay the introduction of our products to market, or may have a negative impact on our products’ sales performance after introduction.

     Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our product candidates. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with U.S. approvals.

     If any of our products receives regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

     The United States Drug Enforcement Agency (“DEA”), regulates controlled drug substances, such as morphine, oxycontin, the active ingredient in CC-109, and other narcotics. Establishments handling controlled drug substances such as morphine must be registered and inspected by the DEA and may be subject to export, import, security and production quota requirements. In addition, advertising and promotional materials are, in certain instances, subject to regulation by the Federal Trade Commission. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Because we have limited experience in marketing or selling our proposed products, these products may never be successful.

     Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing any of our proposed products. We are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of our products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues. In addition, a licensing transaction with a marketing partner does not assure a product’s success, which is dependent upon patients’, physicians’ or third-party payers’ acceptance of the product.

     Our products may prove to be unsuccessful if various parties, including government health administration authorities, private health care insurers and other health care payers, such as health maintenance organizations and self-insured employee plans that determine reimbursement to the consumer, do not accept our products. We cannot assure you that reimbursement will be available at all or at levels sufficient to allow our marketing partners to achieve profitable price levels for our products. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products will be absent or reduced.

We may be required to defend lawsuits or pay damages for product liability claims.

     Product liability is a major risk in testing, marketing and manufacturing biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that we sell, or manufacture for others to sell, after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

We may be unable to compete successfully against our current and future competitors.

     Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. Our competitors may succeed in developing technologies and products that are more effective than the nasal delivery technology we are developing or that will cause our technology or products to become obsolete or noncompetitive. In addition, our potential products, if approved and commercialized, will compete against well-established existing products. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate, intranasal apomorphine.

     Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we have. They also may have greater experience in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals. Therefore, our competitors may succeed in obtaining FDA approval for products faster than we can. Even if we commence commercial sales of our products, we will also be competing against their manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. We also face and will continue to face intense competition from other companies for collaboration arrangements with other pharmaceutical and biotechnology companies.

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

If we have a problem with our manufacturing facility, or if we or our suppliers fail to comply with applicable regulations, we may not be able to market our products or conduct clinical trials.

     Generally, we manufacture all of our products for clinical and commercial use at our principal manufacturing facility located in Hauppauge, New York. Although it is our intent to have multiple suppliers for materials and components of our manufactured products, we cannot ensure that this will occur. In addition, we must produce these products in compliance with federal and state regulations. These authorities also subject our facilities to inspection. In addition, some of our key suppliers are also subject to regulatory compliance. If we have a problem at our manufacturing facility, or if we or our suppliers fail to comply with federal and state regulations or otherwise fail to perform their respective obligations in a timely fashion or not at all, these problems or failures could cause a delay in clinical trials or the supply of product to market. Any significant delay or failure to perform could also jeopardize our performance contracts with collaborative partners, result in material penalties to us, and jeopardize the commercial viability of our products.

Changes in the healthcare industry that are beyond our control may be detrimental to our business.

     The healthcare industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce our business or prospects. We cannot predict when, if any, proposed healthcare reforms will be implemented, and these changes are beyond our control.

If we lose our key personnel, or if we are unable to attract and retain additional personnel, then we may be unable to successfully develop our business.

     If we are unable to retain one or more of our corporate officers, Dr. Steven C. Quay, President, Chief Executive Officer and Chairman of the Board, Dr. Gordon C. Brandt, Executive Vice President Clinical Research and Medical Affairs, Dr. Paul H. Johnson, Senior Vice President, Research and Development and Chief Scientific Officer, Gregory L. Weaver, CPA, MBA, Chief Financial Officer and Corporate Secretary, David E. Wormuth, Senior Vice President, Operations or any of our other key managers or key technical personnel, our business could be seriously harmed. Although we generally execute employment agreements with key personnel, this is not a guarantee that we will be able to retain them or that we will be able to replace any of them if we lose their services for any reason. Competition for these managers and technical personnel is intense. Failure to retain these key personnel, could, among other things:

•	compromise our ability to negotiate and enter into additional collaborative arrangements;

•	delay our ongoing discovery research efforts;

•	delay preclinical or clinical testing of our product candidates;

•	delay the regulatory approval process; or

•	prevent us from successfully commercializing our product candidates.

     In addition, if we have to replace any of these individuals, we will not be able to replace the significant amount of knowledge that they have about our operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock

We cannot assure you that our stock price will not decline.

     The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	changes in revenue estimates or publication of research reports by analysts or the decision of analysts to drop coverage of the Company;

•	failure to meet analysts’ revenue estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	low average daily trading volumes due to relatively small number of shares outstanding;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

Additionally, numerous factors relating to our business may cause fluctuations or declines in our stock price.

     The stock markets in general and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We expect to sell shares of our common stock in the future, and these sales will dilute the interests of other securityholders and may depress the price of our common stock.

     As of March 4, 2004, there were 11,912,961 shares of common stock outstanding, and there were outstanding options to purchase 3,087,750 shares of our common stock and warrants to purchase 1,098,752 shares of our common stock. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The shelf registration statement was declared effective by the SEC on January 14, 2004. We may also issue additional shares in acquisitions, financings or in connection with the grant of additional stock options to our employees, officers, directors and consultants under our stock option plans. We have not entered into any agreements or understanding regarding any future acquisitions and cannot assure that we will be able to identify or complete any acquisition in the future. The issuance or even the potential issuance of shares in connection with any other additional financing or acquisition, or upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock.

The anti-takeover provisions of our stockholder rights plan may entrench management, may delay or prevent beneficial takeover bids by third parties and may prevent or frustrate any stockholder attempt to replace or remove the current management even if the stockholders consider it beneficial to do so.

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

     The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so may be beneficial to our stockholders. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for stockholders to replace management even if the stockholders consider it beneficial to do so.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. The public may read and copy any documents each company files at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the Securities and Exchange Commission’s Internet website at http://www.sec.gov.

     We make available through our website at http://www.nastech.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC.

p

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Dr. Steven C. Quay	53	President, Chairman and Chief Executive Officer

Dr. Gordon C. Brandt	44	Executive Vice President Clinical Research and Medical Affairs

Dr. Paul H. Johnson	61	Senior Vice President, Research and Development and Chief Scientific Officer

Gregory L. Weaver, CPA, MBA	47	Chief Financial Officer and Corporate Secretary

David E. Wormuth	58	Senior Vice President, Operations

     Executive officers hold their office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

     Set forth below is a biographical description of each of our executive officers, based on information supplied by each of them:

     Dr. Steven C. Quay. Dr. Quay has been employed by us since August 2000 as Chairman of the Board, President and Chief Executive Officer. In 1999, Dr. Quay founded and was Chairman, President and CEO of Atossa HealthCare, Inc., which focused on the development of a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other women’s health care products. Atossa was acquired by Nastech in August 2000. In 1991, Dr. Quay founded Sonus Pharmaceuticals, Inc., a company engaged in the research and development of drug delivery systems and oxygen delivery products based on its emulsion and surfactant technology, where he served as Chief Executive Officer, President and a director until June 1999. In 1984, Dr. Quay founded Salutar, Inc. to develop contrast agents for magnetic resonance imaging. Two pharmaceuticals, OmniScan® and TeslaScan®, were invented by Dr. Quay at Salutar and are now FDA-approved for sale in the United States and other countries. Dr. Quay has authored more than 100 papers in diagnostic imaging, oncology and biochemistry and has received 48 U.S. patents. Dr. Quay graduated from the University of Michigan Medical School, where he received an M.A. and Ph.D. in Biological Chemistry in 1974, and 1975, respectively and an M.D. in 1977. Dr. Quay did post-graduate work in the chemistry department at the Massachusetts Institute of Technology, and received his residency training at the Massachusetts General Hospital, Harvard Medical School. From 1980 to 1986, he was a faculty member at Stanford University School of Medicine.

     Dr. Gordon C. Brandt. Dr. Brandt joined us in November of 2002. In his position of Executive Vice President Clinical Research and Medical Affairs, he oversees the drug development process from preclinical through clinical testing. Prior to joining Nastech, Dr. Brandt held senior positions at Sonus Pharmaceuticals, Inc., where as Vice President, Clinical and Regulatory Affairs, he was involved in managing all aspects of design and implementation of early and late stage clinical trial programs and submissions to regulatory authorities. Dr. Brandt graduated from Yale University, received an M.D. degree from the University of California, San Francisco, and completed a residency in internal medicine at Kaiser Hospital, San Francisco. Dr. Brandt is an author on numerous scientific papers and abstracts and holds one U.S. patent.

     Dr. Paul H. Johnson. Dr. Johnson has been employed by us since September 2003 as Senior Vice President, Research and Development and Chief Scientific Officer. Prior to joining Nastech, Dr. Johnson was Vice President, Research and Development and Chief Scientific Officer at EpiGenX Pharmaceuticals, Inc., a privately-held company focused on the development of epigenetic-based strategies to treat cancer and infectious diseases. Previously, Dr. Johnson served as the Head of the Cell and Molecular Biology Department and Principal Scientist in the Cancer

Research Department at Berlex Biosciences in Richmond, California, the U.S. Research and Development Center for Schering AG in Germany. Prior to Berlex, he was the Director of the Cell and Molecular Biology Laboratory at SRI International (formerly the Stanford Research Institute) and Professor of Biochemistry at Wayne State University Medical School. Dr. Johnson received a B.S. in Biological Sciences from the State University of New York, Buffalo, and a Ph.D. in Biochemistry from the Roswell Park Cancer Institute (SUNY). Dr. Johnson is an author on numerous scientific papers and abstracts.

     Gregory L. Weaver. Mr. Weaver has been employed by us since May 2002 as Chief Financial Officer. Prior to joining Nastech, Mr. Weaver held the positions of Vice President, Strategic Development, and Vice President & Chief Financial Officer of Ilex Oncology, Inc., an oncology-focused biopharmaceutical company. During his tenure at Ilex Oncology, Mr. Weaver was involved in a series of strategic financings and pharmaceutical product and company acquisitions. Prior to Ilex, Mr. Weaver held several senior financial management positions, including Vice President & Chief Financial Officer of Prism Technologies, a medical device company, and Chief Financial Officer of a division of Fidelity Capital Publishing. Mr. Weaver received a Master of Business Administration degree in Finance from Boston College, and a Bachelor of Science degree in Accounting from Trinity University in San Antonio. He also served in the United States Air Force. He is a Certified Public Accountant.

     David E. Wormuth. Mr. Wormuth has been employed by us since March 2001 as our Senior Vice President, Operations. Prior to joining Nastech, Mr. Wormuth was President of David E. Wormuth & Associates, a consulting firm providing expert consultancy to the pharmaceutical industry in the areas of manufacturing and quality control. From 1992 until 1997, Mr. Wormuth served as Vice President of Operations for Sonus Pharmaceuticals, Inc. Prior to joining Sonus, Mr. Wormuth spent 5 years in various operational/manufacturing positions with Kabivitrum, a Swedish firm, specializing in emulsion technology and the development of amino acids for LVP applications. Prior to Kabivitrum, Mr. Wormuth spent 13 years with Abbott Laboratories in various manufacturing roles until 1987. Mr. Wormuth graduated from Newberry College, Newberry South Carolina in 1967, where he received a Bachelor of Arts degree in History and Political Science and also served in the United States Marine Corps.

ITEM 2.- PROPERTIES

     For the first half of 2003, we leased approximately 27,700 square feet for our research and development (“R&D”) activities and administrative offices in Bothell, Washington (“Bothell Facility”) and 10,000 square feet for our manufacturing activities in Hauppauge, New York (“Hauppauge Facility”), and we subleased approximately 14,000 square feet for our R&D activities in an additional facility in Hauppauge, New York (“Adams Avenue Facility”).

     Effective July 1, 2003, we amended our lease for the Bothell Facility to lease an additional 9,300 square feet to be used for R&D activities. On February 17, 2004, we amended our lease for the Bothell Facility to lease an additional 14,000 square feet effective January 1, 2005. The February 17, 2004 amendment also extended the lease for the existing space in the Bothell Facility by three years to 16 years such that the new termination date is now January 16, 2016 for the entire 51,000 square feet leased in the Bothell Facility.

     Effective February 14, 2003, we entered into the following agreements with respect to the Adams Avenue Facility (1) with the landlord to terminate the lease for the Adams Avenue Facility and (2) with the new tenant of the Adams Avenue Facility to sublease approximately 14,000 square feet of the facility through the end of June 2003. As a result of the termination of our Adams Avenue Facility lease, we recorded, in December 2002, a charge of $595,000 which is comprised of the net book value of the leasehold improvements and costs incurred to vacate the Adams Avenue Facility, offset by the deferred rent liability related to the Adams Avenue Facility.

     During 2003, we leased office and laboratory space on an annual basis at the State University of New York at Stony Brook for the conduct of clinical trials. The lease expired on June 30, 2003 and was not renewed. We also leased space in Edmonds, Washington as a result of the merger with Atossa HealthCare, Inc. in 2000. Effective October 1, 2003, we sublet approximately 70% of the space in Edmonds to a third party, and effective February 1, 2004, we sublet all of the remaining space in Edmonds to the same third party. The Edmonds lease expires May 31, 2004.

     The lease for the Bothell Facility expires January 16, 2016, and the lease for the Hauppauge Facility expires June 30, 2005. Future minimum lease payments are approximately $21,660,000 during the lease terms. Annual lease expenses will be approximately $1.7 million in 2004 and approximately $2.1 million in 2005 and thereafter. We are also responsible for all utilities, maintenance, security and property tax increases related to our properties.

     We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.

ITEM 3. LEGAL PROCEEDINGS

     On July 22, 2003, we served pleadings on G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) to initiate litigation captioned Nastech Pharmaceutical Company v. G. Pohl-Boskamp GmbH & Co., in the High Court of England and Wales, Chancery Division, Patents Court, claiming that Pohl-Boskamp breached a license agreement (the “License Agreement”) between us and Pohl-Boskamp by wrongfully repudiating the License Agreement and by failing to pay fees due to us for obtaining patents in various countries within the territory covered by the License Agreement. The dispute was settled by the parties in January 2004, with Nastech recovering all patent rights licensed under the License Agreement, and with each party releasing the other from further claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal period covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the NASDAQ National Market under the symbol NSTK. The following table sets forth the range of high and low closing prices for our common stock as reported by the NASDAQ National Market for the last two years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	Low	High
2003
First Quarter	$7.01	$9.75
Second Quarter	$7.18	$11.04
Third Quarter	$7.98	$10.80
Fourth Quarter	$8.41	$10.65

2002
First Quarter	$12.49	$19.29
Second Quarter	$12.20	$16.43
Third Quarter	$7.25	$15.70
Fourth Quarter	$7.56	$10.99

     As of March 1, 2004 there are approximately 6,500 beneficial holders of our common stock, including several brokerage firms holding shares in street name for beneficial owners.

Dividend Policy

     We have not declared any cash dividends on our common stock for the two most recent fiscal years. In addition, we have no current plans to pay any dividends on our common stock and intend to retain earnings, if any, for working capital purposes. Any future decision to pay dividends on our common stock will depend upon our results of operations, capital requirements, our financial condition and other factors that the board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and notes thereto. The following table sets forth our selected consolidated financial data as of and for the years in the five-year period ended December 31, 2003.

(In Thousands, Except Per Share Data)

	2003[1]	2002[2]	2001[3]	2000[4]	1999
Statement of Operations Data:
Revenue:
Product revenue, net	$1,805	$1,408	$996	$906	$740
License and research fees	17,635	7,515	1,607	3,235	3,807

Total revenue	19,440	8,923	2,603	4,141	4,547

Operating expenses:
Cost of product revenue	498	289	503	358	268
Research and development	17,097	11,613	6,595	6,399	9,341
Acquired in-process research and development	—	—	—	2,300	—
Royalties	—	9	487	1,517	1,436
Sales and marketing	2,377	1,863	595	655	1,051
General and administrative	5,679	8,138	3,977	3,247	1,885
Restructuring charge	—	595	—	—	—

Total operating expenses	25,651	22,507	12,157	14,476	13,981

Net loss from operations	(6,211)	(13,584)	(9,554)	(10,335)	(9,434)

Gain on sale of product	4,236	—	—	—	—
Interest income	227	278	322	644	1,084
Interest expense	(393)	(162)	—	—	—

Net loss	($2,141)	($13,468)	($9,232)	($9,691)	$(8,350)

Net loss per common share-basic and diluted	($0.20)	($1.34)	($1.16)	($1.51)	($1.32)
Shares used in computing net loss per share-basic and diluted	10,751	10,028	7,956	6,437	6,335

	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$14,766	$3,342	$10,404	$5,799	$12,912
Total assets	31,138	23,050	15,440	11,661	20,199
Total stockholders’ equity	$17,906	$8,645	$13,494	$9,565	$16,625

1.	During 2003, we received net proceeds of $10.0 million from a private placement of 1,513,069 shares of common stock.

2.	During 2002, we received net proceeds of $5.0 million from a private placement of 250,000 shares of common stock.

3.	During 2001, we completed two private placements totaling 2,117,361 shares of common stock from which we received net proceeds of $9.5 million.

4.	During 2000, we acquired Atossa HealthCare in a transaction that was accounted for under the purchase method. In connection with the acquisition, we recognized a charge of $2.3 million for acquired in-process research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. These statements include, but are not limited to, statements about the following: (i) our plans to broaden our focus on difficult to formulate drug delivery technologies;(ii) our plans to simultaneously fund multiple research and development projects; (iii) our expected license and research fee revenues; (iv) expected increases in our research and development costs; and (v) the ability of our current cash position to provide adequate working capital through December 2004. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

     Nastech Pharmaceutical Company Inc. is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 195 patents and applications filed. We are developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration, along with an extended release oral delivery technology. Our intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and patient compliance. We are developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis, and multiple sclerosis.

     We are building a pharmaceutical company leveraging our unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on our own. The key elements of our business model are to:

•	develop proprietary active delivery molecules from our tight junction and siRNA technologies;

•	focus on molecules where our portfolio of technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist us to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

     We are a leader in molecular-biology based drug delivery, which involves the pharmaceutical manipulation of “tight junctions”. Tight junctions are the cell-to-cell connections that comprise various tissues of the body and that regulate the transport and passage of therapeutic drugs across these natural barriers. We also have expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. Our drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimized routes.

     Our core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery.

     Our current business strategy seeks to broaden applications of our commitment to tight junction technology and formulation science, allowing drugs to be more safe and effective in patient treatment, with particular emphasis on the applications for nasal drug delivery, in the prescription and over-the-counter markets.

     We have an accumulated deficit of $54.8 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of December 31, 2003, we had approximately $25.1 million in cash, cash equivalents and short–term investments. We believe that our current cash position provides us with adequate working capital through at least December 31, 2004. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. The shelf registration statement will enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs.

Critical Accounting Estimates

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.

Revenue Recognition

     Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, milestone payments, royalties, revenue from R&D services performed and product sales revenue.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period. Changes in estimated development time or costs of development are recognized prospectively. Any such changes could impact future revenue recognition depending on whether estimated time or costs increase or decrease. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on our part are recognized upon receipt.

     Milestone payments are typically progress payments for specific events of development, such as completion of preclinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period.

     Royalty revenue is generally recognized at the time of product sale by the licensee.

     Revenue from R&D services performed is generally services performed under collaboration agreements and is recognized at the time the services are performed.

     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title has transferred.

Stock-based compensation

     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In Note 2(l) of the Notes to Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In the three years ended December 31, 2003, 2002 and 2001, our stock option grants were based on the closing price of our stock on the date of grant, with the exceptions of grants to our CEO in May 2002, and an extension made in October 2002, of the expiration date of certain stock option grants to members of the Board of Directions, as described more fully in Note 8 of the Notes to Consolidated Financial Statements. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.

Income Taxes

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed at that time.

Results of Operations

Total Revenue

     Total revenue and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Total revenue	$19,440	$8,923	$2,603
Dollar increase	$10,517	$6,320
Percentage increase	118%	243%

     The following table sets forth information on types of revenue for the years ended December 31, 2003, 2002 and 2001 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003		2002		2001
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Product revenue, net	$1,805	9%	$1,408	16%	$996	38%
License and research fees	17,635	91%	7,515	84%	1,607	62%

Total	$19,440	100%	$8,923	100%	$2,603	100%

     The increase in total revenue in 2003 over 2002 was driven primarily by an increase in license and research fees as a result of the divestiture agreement which we entered into with Pharmacia under which we reacquired all rights to the intranasal apomorphine product and to a lesser extent revenue for services performed for Questcor in filing the NDA for the Nascobal® spray product totaling $1,025,000. The increase in total revenue in 2002 over 2001 was driven primarily by an increase in license and research fees as a result of collaboration and license agreement for intranasal apomorphine with Pharmacia. The following table sets forth information on the license and research fees (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenue received under Pharmacia Agreement and Divestiture Agreement
Divestiture payment	$6,000	—	—
Research funds received at time of divestiture	7,000	—	—
License fee revenue recognized	3,251	1,749	—
Milestone payments	—	3,000	—
R&D services performed	11	2,620	—

Subtotal	16,262	7,369	—
Other license and research fees	1,373	146	1,607

Total license and research fees	$17,635	$7,515	$1,607

Product revenue and cost of product revenue

     The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue for the years ended December 31, 2003, 2002 and 2001 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Product revenue	$1,805	$1,408	$996
Cost of product revenue	$498	$289	$503
Cost of product revenue as a percentage of product revenue	28%	21%	51%

     Product revenue consists of sales of Nascobal® nasal gel and royalty revenue from sales of Nascobal® nasal gel. From 1997 until September 30, 2002, we had a license agreement with Schwarz Pharma that granted to Schwarz Pharma exclusive rights to market Nascobal® in the U.S. We recorded revenue from sales of manufactured products to Schwarz Pharma and royalty revenue received from Schwarz Pharma through September 2002. On September 30, 2002, we terminated the agreement with Schwarz Pharma and reacquired rights to Nascobal®. During the time period from October 1, 2002 to June 17, 2003, we earned revenue from our own direct sales of Nascobal® nasal gel to drug wholesalers using a contract sales organization and contract distributor. On June 17, 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor. In connection with the sale, we entered into a supply agreement with Questcor under which Questcor is obligated to purchase from us all of its requirements for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. In 2003, we earned product sales revenue under the supply agreement and, in the future, we expect to receive product sales revenue under this supply agreement.

     The increase in cost of product revenue in 2003 over 2002 was driven primarily by an increase in product revenue as a result of our own direct sales of Nascobal® nasal gel. During this time the cost of product revenue as a percentage of product revenue increased from 21% to 28%. This is due, in part, to $315,000 of royalty revenue in 2002 included in product revenue on which no cost of product revenue is recorded. The decrease in cost of product revenue in 2002 over 2001 resulted primarily from manufacturing efficiencies and from a write-off of costs in 2001 related to a production batch failing product release standards.

Research and development

     Research and development expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside service, laboratory supplies, facilities costs, FDA filing fees and other costs. Research and development expense by project as a percentage of total R&D expense and total R&D expense as compared to prior years are as follows (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Apomorphine Hydrochloride	25%	47%	50%
Calcitonin	32%	— [2]	—
Peptide YY (3-36)	14%	— [2]	—
Other R&D projects(1)	29%	46%	50%

	100%	100%	100%

Total R&D expense	$17,097	$11,613	$6,595
Dollar increase	$5,484	$5,018
Percentage increase	47%	76%

1.	Other R&D projects include our tight junctions and RNAi research, oral abuse-resistant opioid and Nascobal® nasal spray programs and other projects.
2.	Less than 10% of total R&D expenses were attributable to these projects.

The increase in 2003 over 2002 resulted primarily from the following costs:

•	Personnel–related expenses increased 55% to $6.7 million due to an increase in research and development activities for our products under development and development of our tight junctions technology as described in more detail in the Section of Part I Item 1 entitled “Products”.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased 39% to $7.1 million due to clinical trials performed for our apomorphine and PYY products under development.

•	Facilities costs increased 45% to $2.7 million due to rent and related expenses on the Bothell facility offset in part by closure of the Adams Avenue facility.

•	FDA filing fees in 2003 were approximately $300,000 due to the filing of the NDA for the Nascobal® nasal spray. There were no FDA filing fees in 2002.

The increase in 2002 over 2001 resulted primarily from the following costs:

•	Personnel-related expenses increased 23% to $4.4 million due to an increase in research and development activities for our intranasal apomorphine product as a result of the execution of the Pharmacia Agreement.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased 134% to $5.1 million due to an increase in research and development activities for our intranasal apomorphine product as a result of the execution of the Pharmacia Agreement.

•	Facilities costs increased 143% to $1.8 million due to occupancy of the Bothell Facility in 2002 and a higher allocation of rent costs to R&D as a result of increase in R&D activities.

     We expect an increase in research and development costs in the foreseeable future as we continue our research and development activities. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study.

     None of our current pipeline of drug candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the development process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development plans or capital requires.

     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Royalties

     In 2002, royalty expenses were $9,000, a decrease of $478,000, or 98%, compared to 2001. The decrease resulted from the decrease in sales of Stadol®NS™ by BMS and the related decrease in royalties payable to UKRF due to the discontinuance of royalties for Stadol®NS™ resulting from the expiration of the U.S. patent on Stadol®NS™.

Sales and marketing

     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, costs of using a contract sales organization and contract distributor for Nascobal® nasal gel, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Total sales and marketing expense	$2,377	$1,863	$595
Dollar increase	$514	$1,268
Percentage increase	28%	213%

     In October 2002, after we terminated the agreement with Schwarz Pharma and reacquired rights to Nascobal®, we initiated marketing programs to re-launch our own direct sales of Nascobal® nasal gel. The increase in sales and marketing expense in 2003 over 2002 and the increase in 2002 over 2001 were driven primarily due to expenses incurred as part of this re-launch.

     We expect a decrease in sales and marketing costs in the foreseeable future as we do not currently have a product which we are selling directly which would require this same level of expenditure.

General and administrative

     General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, amortization of non-cash deferred stock option compensation, professional fees such as accounting and legal, corporate insurance, amortization of intangibles and facilities costs. Total general and administrative expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003		2002	2001
Total general and administrative expense	$5,679		$8,138	$3,977
Dollar increase (decrease)	($2,459)		$4,161
Percentage increase (decrease)	(30%	)	105%

     The decrease in 2003 over 2002 resulted primarily from the following costs:

•	Personnel–related expenses decreased 5% to $2.4 million due to additional costs incurred in 2002 associated with relocation of personnel to our Bothell, Washington location.

•	Amortization of non-cash deferred stock option compensation decreased 66% to $470,000. In 2002, we recorded $773,000 of non-cash compensation expense related to stock options granted to our Chief Executive Officer in connection with the extension of his employment agreement through December 31, 2005, and $612,000 of compensation expense related to extending the expiration dates for all options held by certain members of the Board of Directors, as described further in Note 8 of the Notes to Consolidated Financial Statements.

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs decreased 43% to $2.1 million. In January 2003, we entered into a divestiture agreement with Pharmacia under which we reacquired all rights to the intranasal apomorphine product. In contemplation of this agreement, in 2002, we incurred significant legal costs associated with the divestiture. In 2003, as part of the divestiture agreement, we received and recorded a $500,000 reimbursement from Pharmacia for a portion of these legal costs. Patent legal fees decreased by $400,000 due to the addition of in-house patent counsel in 2003.

•	Facilities costs decreased 41% to $360,000 due to closure of the Adams Avenue facility.

•	Amortization of intangibles increased 85% to $400,000 due to amortization of the Nascobal® related assets. In June 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor, at which time the amortization of the related tangibles ceased.

     The increase in 2002 over 2001 resulted primarily from the following costs:

•	Personnel-related expenses increased 31% to $2.3 million due to additional costs incurred in 2002 associated with relocation of personnel to our Bothell, Washington location.

•	Amortization of non-cash deferred stock option compensation of $1.4 million recorded in 2002 versus zero in 2001. In 2002, we recorded $773,000 of non-cash compensation expense related to stock options granted to our Chief Executive Officer in connection with the extension of his employment agreement through December 31, 2005, and $612,000 of compensation expense related to extending the expiration dates for all options held by certain members of the Board of Directors, as described further in Note 8 of the Notes to Consolidated Financial Statements.

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased 151% to $3.7 million. In January 2003, we entered into a divestiture agreement with Pharmacia under which we reacquired all rights to the intranasal apomorphine product. In contemplation of this agreement, in 2002, we incurred significant legal costs associated with the divestiture. Patent legal costs also increased by $700,000 due to activities in support of our intellectual property portfolio.

•	Facilities costs decreased 19% to $605,000 due to closure of the Adams Avenue facility.

•	Amortization of intangibles increased 278% to $216,000 due to amortization of the Nascobal® related assets which we reacquired from Schwarz Pharma in 2002. In 2001, we recorded $57,000 of amortization of goodwill associated with the acquisition of Atossa. The goodwill amortization ceased as of December 31, 2001 as described further in Note 2 section (e) of the Notes to Consolidated Financial Statements.

     We expect general and administrative expenses to increase slightly in the foreseeable future in support of our research and development activities.

Restructuring charge

     In 2002, a restructuring charge of $595,000 was recorded which resulted from the termination of the lease on the Adams Avenue Facility effective as of February 14, 2003. The restructuring charge is comprised of an $871,000 write-off of leasehold improvements and $86,000 for costs related to vacating the Adams Avenue Facility, which was offset by the elimination of the $362,000 deferred rent liability. There were no restructuring charges in 2003 or 2001.

Interest Income

     The following table sets forth information on interest income, average funds available for investment and average interest rate earned for the years ended December 31, 2003, 2002 and 2001 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest income	$227	$278	$322
Average funds available for investment	$18,200	$14,200	$8,300
Average interest rate	1.25%	1.96%	3.88%

     The decrease in interest income in 2003 over 2002 and in 2002 over 2001 was driven primarily by a decrease in the average interest rate earned on funds available for investment due to a decrease in the prevailing market interest rates.

Interest Expense

     We incur interest expense on our capital leases and our notes payable as described in further detail in Notes 6 and 13 of the Notes to Consolidated Financial Statements. The following table sets forth information on interest expense, average borrowings and average interest rate earned for the years ended December 31, 2003, 2002 and 2001 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest expense	$393	$162	—
Average borrowings under capital leases and notes payable	$8,000	$2,400	$8
Average interest rate	4.91%	6.75%	—

     The increase in interest expense in 2003 over 2002 was driven primarily by an increase in the average borrowings, offset by a decrease in the average interest rate. In June 2003, we paid off the note payable to Schwarz Pharma, which had an interest rate of 7.5% per annum, in connection with our sale of Nascobal® to Questcor. In June 2003, we entered into a note payable with Wells Fargo bank with an initial balance of $7.0 million at a rate of LIBOR plus 0.75%. The rate paid on the Wells Fargo note has ranged from 1.875% to 2.0% during 2003. During 2003, we also increased borrowings on our capital leases by approximately $2.4 million at interest rates ranging from 8.3% to 8.6%.

Related Party Transactions

     We pay certain monthly expenses incurred by a company that is owned primarily by Dr. Steven C. Quay, our CEO, in exchange for use of its laboratory facility for certain research and development work. Under this arrangement, during years ended December 31, 2003, 2002 and 2001, we paid rent of approximately $32,300, $36,800 and $29,700, respectively.

     Bruce Thaw, a member of our Board of Directors, provided legal services to us. Fees earned by Mr. Thaw during the years ended December 31, 2002 and December 31, 2001 were $82,750 and $42,000, respectively. As of November 2002, Mr. Thaw ceased to provide legal services to us.

     From 1999 until 2002, we provided split-dollar life insurance for Devin Wenig, our former Chairman of the Board of Directors (who is currently a director) in consideration for services rendered and in lieu of cash remuneration. At the end of 15 years, the premiums we paid were to be repaid to us, with such repayment secured by our collateral interest in the insurance policy. For both years ended December 31, 2002, and 2001, we recognized $40,000 of expense related to this policy. In January 2004, we entered into a termination agreement with Mr. Wenig whereby we have no future obligations with respect to the split-dollar life agreement, we have no right to any of the cash surrender value or proceeds of the life insurance policy and we will forego any existing accounts receivable recorded related to our interest in the life insurance policy through the split-dollar life agreement. In 2003, we expensed approximately $54,000 which was recorded as a receivable for the split-dollar life agreement.

     In October 2003, we entered into a consulting agreement with Dr. Ian Ferrier, a member of our Board of Directors, for the purpose of advising us on our strategic planning. Under the agreement, Dr. Ferrier was paid $45,000 in 2003. The agreement terminates on March 31, 2004, unless extended by the parties.

Liquidity and Capital Resources

Cash Requirements

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets, revenues received from our collaborative partners, equipment financing facilities and notes payable. As of December 31, 2003, we had approximately $25.1 million cash, cash-equivalents and short-term investments.

     We have an accumulated deficit of $54.8 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of December 31, 2003 we had approximately $25.1 million in cash, cash equivalents and short–term investments. We believe that our current cash position provides us with adequate working capital through at least December 31, 2004. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. The shelf registration statement will enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs.

Sources and Uses of Cash

     Total sources and uses of cash for the three years ending December 31, 2003, 2002 and 2001 are as follows (dollar amounts presented in thousands):

	Year Ended December 31,
	2003	2002	2001
Cash used in operating activities	($7,686)	($6,504)	($7,369)
Cash provided by (used in) investing activities	3,482	(3,820)	(179)
Cash provided by financing activities	11,975	7,585	13,052

Net increase (decrease) in cash and cash equivalents	$7,771	($2,739)	$5,504

     Our operating activities used cash of $7.7 million for the year ended December 31, 2003, compared to $6.5 million for 2002 and $7.4 million for 2001. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and intangibles. In 2003, we had a non-cash gain on the sale of our product, Nascobal®, of $4.2 million. In 2002, we had a non-cash restructuring charge of $595,000 associated with our exit of the Adams Avenue facility. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

     Our investing activities provided cash of $3.5 million for the year ended December 31, 2003, compared to using cash of $3.8 million for 2002 and $179,000 for 2001. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and purchases of property and equipment. In addition, in 2003, we sold our product, Nascobal® which resulted in a cash inflow of $14.0 million. We expect to continue to make significant investments in our research and development infrastructure, including the purchase of property and equipment to support our research and development activities.

     Our financing activities provided cash of $12.0 million for the year ended December 31, 2003, compared to $7.6 million for 2002 and $13.1 million for 2001. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance of notes payable and proceeds from equipment financing facilities. In September 2003, we completed a private placement of approximately 1.5 million shares of common stock, resulting in net proceeds of approximately $10.0 million as described in further detail in Note 7 of the Notes to Consolidated Financial Statements. We finance property and equipment purchases through equipment financing facilities, such as capital leases and our Revolving Line of Credit Note as described in further detail in Notes 6 and 13 of the Notes to Consolidated Financial Statements. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The shelf registration statement was declared effective by the SEC on January 14, 2004. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs. Over the next several years, we are required to make certain payments on our contractual obligations as described below.

Contractual Obligations

     We have contractual obligations in the form of facility leases, notes payable and capital leases. These are described in further detail in Notes 6, 10 and 13 of the Notes to Consolidated Financial Statements. The following chart details our contractual obligations (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Facility leases	$21,661	$1,288	$1,661	$1,655	$1,696	$1,738	$13,623
Note payable	6,396	6,396	—	—	—	—	—
Capital lease obligation	2,745	1,062	1,037	646	—	—	—

Total	$30,802	$8,746	$2,698	$2,301	$1,696	$1,738	$13,623

Off-Balance Sheet Arrangements

     As of December 31, 2003, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within 15 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer excluding the U.S. government do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. We do not utilize derivative financial instruments.

     Our revolving line of credit note with Wells Fargo Bank requires monthly payments of interest. The entire note balance is due and payable December 31, 2004. The table below outlines the minimum cash outflows for payments on the note payable and capital lease obligations (in thousands) as described in further detail in Notes 6 and 13 of the Notes to Consolidated Financial Statements.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Note payable	$6,396	—	—	—	—	—	$6,396	$6,271
Capital lease obligations	1,062	1,037	647	—	—	—	2,746	2,466

Total	$7,458	$1,037	$647	—	—	—	$9,142	$8,737

ITEM 8. INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
    Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
February 27, 2004

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$16,792	$9,021
Short term investments	8,289	—
Accounts receivable, net	89	745
Royalties, fees and other receivables	15	111
Inventories	180	338
Prepaid expenses and other assets	469	190

Total current assets	25,834	10,405
Property and equipment, net	4,474	3,261
Intangible assets, net	—	8,491
Security deposits and other assets	740	803
Goodwill	90	90

Total assets	$31,138	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,390	$1,269
Accrued expenses and other liabilities	1,510	1,847
Note payable – current portion	6,271	2,750
Capital lease obligations – current portion	897	114
Deferred revenue –current portion	—	1,083

Total current liabilities	11,068	7,063

Note payable, net of current portion	—	4,500
Capital lease obligation, net of current portion	1,569	273
Deferred revenue, net of current portion	—	2,167
Other liabilities	595	402

Total liabilities	13,232	14,405

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and Outstanding	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 11,849,128 and 10,193,706 shares outstanding at December 31, 2003 and 2002, respectively	71	61
Additional paid-in capital	73,428	62,506
Deferred compensation	(749)	(1,219)
Accumulated deficit	(54,844)	(52,703)

Total stockholders’ equity	17,906	8,645

Commitments and contingencies
Total liabilities and stockholders’ equity	$31,138	$23,050

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Product revenue, net	$1,805	$1,408	$996
License and research fees	17,635	7,515	1,607

Total revenue	19,440	8,923	2,603

Operating expense:
Cost of product revenue	498	289	503
Research and development	17,097	11,613	6,595
Sales and marketing	2,377	1,863	595
General and administrative	5,679	8,138	3,977
Royalties	—	9	487
Restructuring charge	—	595	—

Total operating expenses	25,651	22,507	12,157
Net loss from operations	(6,211)	(13,584)	(9,554)
Gain on sale of product	4,236	—	—
Interest income	227	278	322
Interest expense	(393)	(162)	—

Net loss	($2,141)	($13,468)	($9,232)

Net loss per common share - basic and diluted	($0.20)	($1.34)	($1.16)

Shares used in computing net loss per share - basic and diluted	10,751	10,028	7,956

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity
Balance, December 31, 2000	6,880,485	$41	$39,678	—	($30,003)	($151)	$9,565
Proceeds from the issuance of common shares in connection with private placements, net	2,117,361	12	9,495	—	—	—	9,507
Shares issued in connection with options and warrants	557,673	4	3,414	—	—	91	3,509
Compensation related to stock options	—	—	145	—	—	—	145
Net loss	—	—	—	—	(9,232)	—	(9,232)

Balance December 31, 2001	9,555,519	57	52,732	—	(39,235)	(60)	13,494
Proceeds from the issuance of common shares in connection with private placements, net	250,000	2	4,998	—	—	—	5,000
Shares issued in connection with options and warrants	388,187	2	2,172	—	—	60	2,234
Compensation related to stock options	—	—	2,604	(1,219)	—	—	1,385
Net loss	—	—	—		(13,468)	—	(13,468)

Balance December 31, 2002	10,193,706	61	62,506	(1,219)	(52,703)	—	8,645
Proceeds from the issuance of common shares and warrants in connection with private placement, net	1,513,069	9	9,954	—	—	—	9,963
Shares issued in connection with options	142,353	1	911	—	—	—	912
Compensation related to stock options	—	—	57	470	—	—	527
Net loss	—	—	—	—	(2,141)	—	(2,141)

Balance December 31, 2003	11,849,128	$71	$73,428	($749)	($54,844)	—	($17,906)

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	($2,141)	($13,468)	($9,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of product	(4,236)	—	—
Non-cash compensation related to stock options	527	1,385	145
Depreciation and amortization	1,414	1,402	846
Restructuring charge	—	595	—
Changes in assets and liabilities (net of assets sold):
Accounts and other receivables	752	(543)	962
Inventories	102	(253)	89
Prepaid expenses and other assets	(216)	(756)	7
Accounts payable	1,121	706	(572)
Deferred revenue	(3,250)	3,250	—
Accrued expenses and other liabilities	(1,759)	1,178	386

Net cash used in operating activities	(7,686)	(6,504)	(7,369)

Investing activities:
Proceeds from sale of product	14,000	—	—
Purchases of investments	(13,689)	—	—
Maturities of investments	5,400	—	—
Purchase of license agreement	—	(1,457)	—
Property and equipment acquisitions	(2,229)	(2,363)	(179)

Net cash provided by (used in) investing activities	3,482	(3,820)	(179)

Financing activities:
Private placements of common shares and warrants	9,963	5,000	9,507
Payments on notes payable	(7,979)	—	—
Proceeds from note payable	7,000	—	—
Borrowings under capital lease line	2,443	401	36
Payments on capital leases	(364)	(50)	—
Exercise of stock options and warrants	912	2,234	3,509

Net cash provided by financing activities	11,975	7,585	13,052

Net increase (decrease) in cash and cash equivalents	7,771	(2,739)	5,504
Cash and cash equivalents – beginning of year	9,021	11,760	6,256

Cash and cash equivalents – end of year	$16,792	$9,021	$11,760

Supplemental disclosures:
Cash paid for interest	$518	$26	—

Non cash investing and financing activities:
Purchase of license agreement financed by note payable.	—	$7,250	—

Net assets sold in connection with sale of product	$6,534	—	—

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2003

Note 1 — Business and Basis of Presentation

     Business

     Nastech Pharmaceutical Company Inc. (“Nastech”, or the “Company”) is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 195 patents and applications filed. The Company is developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration, along with an extended release oral delivery technology. The Company’s intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and patient compliance. The Company is developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis, and multiple sclerosis.

     The Company is building a pharmaceutical company leveraging its unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on the Company’s own. The key elements of the Company’s business model are to:

•	develop proprietary active delivery molecules from tight junction and siRNA technologies;

•	focus on molecules where its portfolio of technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist the Company to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

     The Company is a leader in molecular-biology based delivery, which involves the pharmaceutical manipulation of “tight junctions”. Tight junctions are the cell-to-cell connections that comprise various tissues of the body and that regulate the transport and passage of therapeutic drugs across these natural barriers. The Company also has expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The Company’s drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimized routes.

     The Company’s core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. The Company investigates the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and determines the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery.

     The Company’s current business strategy seeks to broaden applications of its commitment to tight junction technology and formulation science, allowing drugs to be more safe and effective in patient treatment, with particular emphasis on the applications for nasal drug delivery, in the prescription and over-the-counter markets.

     As of December 31, 2003, the Company has an accumulated deficit of $54.8 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners.

     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees.

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

     (c) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, money market funds, and investments in U.S. Government and Agency Securities and highly-rated investment grade commercial paper with maturities of 3 months or less at date of purchase.

     (d) Investments

     Investments in marketable securities consist of debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher) and have been categorized as available for sale and are stated at fair value.

     (e) Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of raw materials at the Company’s manufacturing facility and for December 31, 2002, finished goods held by the Company’s former distributor.

     (f) Intangible Assets and Goodwill

     Intangible assets consisted of costs associated with the purchase of a license agreement related to the Nascobal® product as is more fully described in Note 15. Such costs were being amortized over a ten-year period from the date of acquisition using the straight-line method. In June 2003, the Company completed the sale of certain assets relating to the Nascobal® brand products to Questcor Pharmaceuticals, Inc. (“Questcor”), at which time the intangible asset was sold. The sale transaction is described more fully in Note 11.

     Goodwill represents the cost in excess of the net assets resulting from the Company’s acquisition in 2000 of Atossa Health Care, Inc. Until December 31, 2001, goodwill was amortized on a straight-line basis over a three-year period. In accordance with SFAS 142, Goodwill And Other Intangible Assets (“SFAS 142”) this amortization ceased after December 31, 2001. Accumulated amortization at December 31, 2001 was $81,000. The pro forma net loss and loss per share for the 12 months ended December 31, 2001, excluding goodwill amortization of $57,000, was $9,175,000 and $1.15 per share, respectively. As required by SFAS 142, the Company will conduct, on an annual basis, an assessment of goodwill impairment.

     As a result of the Company’s R&D programs, the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company’s R&D program have been expensed as general and administrative expenses as incurred.

     (g) Property and Equipment

     Property and equipment are carried at cost and depreciated using straight-line methods over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are carried at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are charged to expense as incurred.

     (h) Impairment of long-lived assets

     Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

     (i) Revenue Recognition and Accounts Receivable

     Most of the Company’s revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments, milestone payments, royalties, revenue from R&D services performed and product sales revenue.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period in accordance with guidance rendered in the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue in Financial Statements, as amended. Changes in estimated development time or costs of development are recognized prospectively. Any such changes could impact future revenue recognition depending on whether estimated time or costs increase or decrease. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on the part of the Company are recognized upon receipt.

     Milestone payments are typically progress payments for specific events of development, such as completion of preclinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the percentage of actual product research and development costs incurred to date to the estimated total of such costs to be incurred over the development period.

     Royalty revenue is generally recognized at the time of product sale by the licensee. Royalty payments have varied based on the level of sales reported by the licensees, Bristol-Myers Squibb (“BMS”) and Schwarz Pharma. In addition, with the expiration of the U.S. patent covering Stadol® NS™ in August 2001 and the expiration of the international patent in April, 2002, the Company’s royalty revenue from BMS decreased substantially and will not be a significant source of revenue in the future. As of October 2002, the Company no longer received royalty revenue from sales of Nascobal® as a result of its purchase of the license agreement for Nascobal® from Schwarz Pharma as described more fully in Note 15.

     Revenue from R&D services performed is generally services performed under collaboration agreements and is recognized at the time the services are performed.

     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title has transferred.

     For the year ended December 31, 2003, a substantial portion of revenue was derived from revenue recognized as a result of payments received by the Company as a result of the divesture agreement entered into with Pharmacia & Upjohn Company as described more fully in Note 11. For the year ended December 31, 2002, a substantial portion of revenue was derived from upfront fees, milestone payments and revenue from R&D services performed for Pharmacia and from direct sales of Nascobal® nasal gel. For the year ended December 31, 2001, a substantial portion of revenue was derived from licensing agreements with BMS, Schwarz Pharma, and G. Pohl Boskamp.

     The Company’s accounts receivable are predominantly from sales of Nascobal® nasal gel as a result of the supply agreement with Questcor.

     (j) Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss presented excludes the effect of common stock equivalents (stock options and warrants) since such inclusion in the computation would be anti-dilutive. Such options and warrants amounted to 4,109,302; 3,432,752; and 2,329,516; for years 2003, 2002, and 2001, respectively.

     (k) Income Taxes

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

     (l) Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996.

     The per share weighted average fair value of stock options granted during the fiscal years ended December 31, 2003, 2002 and 2001 was $6.02, $9.53, and $5.26, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk free interest rate	3.0%	3.8%	4.7%
Expected stock volatility	89%	96%	86%
Expected option life	5 years	5 years	5 years

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, its net loss would have been reported as the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	($2,141)	($13,468)	($9,232)
Add; stock-based employee compensation included in the reported net loss	527	1,385	145
Deduct; stock-based employee compensation, determined under fair value based methods	(5,537)	(6,965)	(1,857)

Pro forma net loss	($7,151)	($19,048)	($10,944)

Loss per share
Basic and diluted	($0.20)	($1.34)	($1.16)
Basic and diluted – pro forma	($0.67)	($1.90)	($1.38)

     (m) Research and Development Costs

     All R&D costs are charged to operations as incurred. The Company’s R&D expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses.

     (n) Fair Value of Financial Instruments

     The Company considers the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments have short-term maturities.

     (o) Reclassifications

     Certain reclassifications, including patent costs which were previously recorded as R&D expenses and are now recorded in general and administrative expenses, have been made to the 2002 and 2001 comparative information to conform to the current year presentation. Such reclassifications had no effect on stockholders’ equity or net loss.

     (p) Adoption of New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements.

Note 3 — Property and Equipment

     Property and equipment at December 31, 2003 and 2002 are comprised of (in thousands):

	2003	2002
Furniture and fixtures	$619	$388
Machinery and equipment	4,614	3,106
Computer equipment	1,295	927
Leasehold improvements	1,763	1,641

	8,291	6,062

Less accumulated depreciation and amortization	3,817	2,801

Net property and equipment	$4,474	$3,261

     Depreciation and amortization expense in 2003, 2002 and 2001 was $1,016,000, $1,186,000, and $789,000, respectively.

Note 4 — Accrued Expenses

     Accrued expenses at December 31, 2003 and 2002 are comprised of (in thousands):

	2003	2002
Accrued payroll and employee benefits	$1,060	$377
Allowance for sales returns	165	148
Interest payable	12	136
Audit and tax services fees	66	67
Legal fees	27	186
Restructuring charge	—	80
Other accrued expenses	180	853

	$1,510	$1,847

Note 5 — Intangible Assets/Goodwill

     Intangible Assets and Goodwill at December 31, 2003 and 2002 are comprised of (in thousands):

	2003	2002
Purchase of License Agreement, Note 15	$—	$8,707
Accumulated amortization	—	(216)

Intangible assets	—	$8,491

Goodwill, resulting from Atossa acquisition	171	171
Accumulated amortization	(81)	(81)

Goodwill	$90	$90

     Intangible assets consist of costs associated with the purchase of a license agreement related to the Company’s Nascobal® product as is more fully described in Note 15. Such costs were being amortized over a ten-year period from the date of acquisition using the straight-line method at $864,000 per year. In June 2003, the Company completed the sale of certain assets relating to the Nascobal® brand products to Questcor, at which time the amortization of the related intangibles ceased. The sale transaction is described more fully in Note 11. Amortization expense recorded in 2003 and 2002 was $398,000 and $216,000, respectively.

Note 6 — Note Payable

     Note Payable at December 31, 2003 and 2002 is comprised of the following (in thousands):

	2003	2002
Revolving note payable to Wells Fargo Bank, bearing interest at a rate of LIBOR plus 0.75% per annum on any outstanding balance	$6,271	—
Note Payable to Schwarz Pharma, bearing interest at a fixed rate of 7.50% per annum on any outstanding balance (Note 15)	—	$7,250
Less current portion	6,271	2,750

Note Payable – long term	$—	$4,500

     On September 30, 2002, the Company purchased any and all rights pursuant to a license agreement from Schwarz Pharma related to the Nascobal® product (Refer to Note 15). Under the terms of the agreement, the Company agreed to pay Schwarz Pharma a total of $8.75 million, comprised of an upfront payment of $1.5 million, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. Under the terms of the note, the Company made a payment of $654,000 to Schwarz Pharma on March 31, 2003, which was comprised of $382,000 in principal on the note and $272,000 of accrued interest. In June 2003, the Company entered into an agreement to sell Nascobal® to Questcor Pharmaceuticals. In connection with the sale, the remaining $6.9 million note payable to Schwarz Pharma and accrued interest of approximately $110,000 were paid in full. Schwarz Pharma subsequently released its security interest in certain assets that relate specifically to Nascobal®, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment.

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, the Company could draw down up to $7.0 million for a one-year term and fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. The amount available under the note decreased by $145,833 per month as of the first day of each month and the Company was required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. In December 2003, the Company terminated the June 2003 note agreement and issued a new cash secured Revolving Line of Credit Note to Wells Fargo Bank to allow for borrowings up to $9.0 million through December 31, 2004. Monthly principal payments are no longer required under the new note and the interest rate and monthly interest payments are the same as the original note. The entire balance of the note is due December 31, 2004. As of December 31, 2003, the interest rate was fixed for a 30 day term at 2.0%. In January, 2004, the Revolving Line of Credit Note was amended to incorporate a Letter of Credit Subfeature (“the Subfeature”). Under the Subfeature, $650,000 of the $9.0 million line of credit is reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell facility under the terms of its lease for that facility.

Note 7 — Stockholders’ Equity

     (a) Private Placements

     On September 4, 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock, par value $0.006 per share and one five year warrant, convertible into 0.35 common shares, to certain accredited investors in a private placement transaction for an aggregate purchase price of $11,000,000, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average price for the 10 days prior to the completion of the private placement transaction. The net proceeds of the private placement transaction of $9,963,000 will be used for general corporate purposes, including working capital. The warrants are exercisable for up to an aggregate of 529,574 shares of common stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants expire on September 4, 2008.

     In March 2002, the Company sold 250,000 shares of common stock to Pharmacia & Upjohn Company (Pfizer) for $20.00 per share in conjunction with the Collaboration and License Agreement dated February 1, 2002 between the Company and Pharmacia. The sale yielded $5.0 million in cash to the Company.

     In October 2001, the Company raised approximately $5.0 million in net proceeds through a private placement of 1.1 million shares to a group of institutional investors. The offering to the investors was made at a cash discount to the prevailing market price. The net proceeds were used to fund ongoing research and development and working capital. In connection with the October 2001 private offering, the Company granted warrants to purchase 68,000 shares of its common stock to Jesup & Lamont Securities Corporation, a registered broker-dealer, as a placement fee for its services. Jesup & Lamont may exercise its warrants at any time prior to May 11, 2005, at a strike price of $7.50 per share of common stock. As of December 31, 2003, no warrants issued to Jesup & Lamont relating to the private placement have been exercised.

     In March and May 2001, the Company raised approximately $4.5 million in net proceeds through a private placement of 1,017,361 shares of common stock to a group of investors. In connection with such placement, the Company also issued to the investors and placement agent warrants to purchase 595,155 shares of its common stock at an exercise price of $6.34 per share. As of December 31, 2003, 93,977 warrants issued in connection with these placements have been exercised. The market price at the time the warrants were issued was $4.25 per share. The warrants expire on March 22, 2006.

     (b) Shelf Registration Statement

     On December 18, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, pursuant to which the Company may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. The shelf registration statement will enable the Company to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. The Company plans to use the proceeds from any offering under the registration statement for general corporate purposes, including financing its clinical development and research programs.

     (c) Preferred Stock

     The Company is authorized to issue up to 100,000 shares of preferred stock, the designations, powers, preferences and rights of which may be determined, from time to time, by its Board of Directors. As of December 31, 2003, no preferred stock has been issued.

     (d) Stockholders Rights Plan

     The Company has a stockholder rights plan designed to protect its stockholders from coercive or unfair takeover tactics. Under the plan, the Company declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 17, 2000. Each preferred stock purchase right entitles the holder to purchase from the Company 1/1000 of a share of its Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of the Company’s common stock, then each holder of a preferred stock purchase right, other than the acquiring entity, will have the right to receive, upon exercise of the preferred stock purchase right, shares of its common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

Note 8 — Stock Options

     Under its stock option plans, the Company is authorized to grant options to purchase a maximum of 3,100,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) to its employees, officers and directors and other persons who provide services to the Company. The options to be granted are designated as either incentive stock options or non-incentive stock options by the Board of

Directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options.

     The plans provide that options granted there under shall be exercisable during a period of no more than ten years (five years in the case of 10% shareholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of grant (110% in the case of 10% shareholders). Pursuant to the provisions of the stock option plans, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000.

     On May 2, 2002, the Company extended the term of the employment agreement of its chief executive officer (“CEO”) through December 31, 2005. In connection with the extension, the Company granted its CEO an option to purchase 800,000 shares of common stock at an exercise price of $12.94 per share, which was the market price at the date of grant. The option vests at the rate of 200,000 per year over four years beginning in May 2002. The Company’s stockholders approved the option plan that included the CEO options on June 6, 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by the stockholders resulted in compensation expense of $2.0 million that will be recognized as expense over the vesting period. For the years ended December 31, 2003 and 2002, the Company recognized expense of $470,000 and $773,000, respectively. This amount is included in general and administrative expense. The $749,000 balance of deferred compensation will be recognized at $39,000 per month through July 2005.

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

     As of December 31, 2003, the Company had 343,324 shares of common stock available for future grant under its stock option plans. In addition, the Company issued 561,719 stock options outside the plans in 2002. These shares are registered shares and are included in the table below. Data relating to the stock options issued are as follows:

	Years Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	2,863,574	$10.34	1,897,876	$6.66	2,012,245	$6.00
Granted	644,800	8.91	1,417,100	13.80	408,400	7.49
Exercised	(142,353)	7.24	(404,340)	5.28	(375,046)	4.69
Expired	(48,569)	8.31	—	—	(18,967)	5.63
Terminated and canceled	(306,902)	8.61	(47,062)	10.22	(128,756)	4.89

Outstanding at end of period	3,010,550	$10.43	2,863,574	$10.34	1,897,876	$6.66

     The following table summarizes additional information on the Company’s stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted-average
		remaining	Weighted-		Weighted-
Range of exercise	Number	contractual life	average exercise	Number	average
prices	outstanding	(years)	price	exercisable	exercisable price
$1.94 - $3.375	61,433	0.32	$3.11	61,433	$3.11
$4.09 - $5.625	710,117	2.58	4.76	685,117	4.76
$6.50 - $8.25	247,200	4.63	7.97	72,667	7.92
$8.27 - $9.99	269,200	6.53	9.13	20,967	8.62
$10.24 - $11.00	247,600	6.17	10.68	104,167	10.50
$12.00 - $13.63	1,092,000	6.68	12.78	630,667	12.65
$15.00 - $16.00	283,000	4.97	15.23	194,333	15.18
$25.00	100,000	8.34	25.00	—	—

Totals	3,010,550	5.25	$10.43	1,769,351	$9.18

Note 9 — Income Taxes

     The Company’s net deferred tax assets as of December 31, 2003 and 2002, are estimated as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$18,631	$16,828
Federal and State tax credits	2,182	2,182
Depreciation & amortization	1,328	1,543
Other	564	2,424

Total deferred tax assets	$22,705	$22,977
Valuation allowance	(22,705)	(22,977)

Net deferred taxes	—	—

     A valuation allowance for 2003 and 2002 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

     At December 31, 2003, the Company had available net operating loss carryforwards for Federal and State income tax reporting purposes of approximately $48,434,000, and have available Federal and State tax credits of approximately $2,182,000, which are available to offset future taxable income, if any. These carryforwards begin to expire in 2004 and will continue to expire through 2023 if not used to offset future taxable income. The Company’s ability to use such net operating loss and Federal and State tax credit carryforwards is limited by change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

     During 2003 and 2002, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $300,000, and $1.7 million, respectively. Of these amounts, approximately $300,000 and $1.7 million were recognized as deductions for tax purposes in 2003 and 2002, respectively, and are included in the Company’s available net operating loss carryforwards as of December 31, 2003. The proceeds from such stock options will be credited to additional paid in capital in the period the related tax deduction is taken.

     The difference between the expected benefit computed using the statutory tax rate of 36% in 2003 and the recorded benefit of $0 is due primarily to the change in the valuation allowance.

Note 10 — Commitments

Leases:

     The Company leases space for its R&D activities and corporate offices in Bothell, Washington under a lease expiring January 2016 and for manufacturing and R&D activities in Hauppauge, New York under a lease expiring on June 30, 2005. The lease for the Hauppauge space has a five-year renewal option. In addition, the Company also leased space for R&D and administrative activities under a lease expiring October 31, 2009 (“Adams Avenue Facility”). This lease, however, was terminated as of February 14, 2003, due to the relocation of the Company’s corporate offices and research and development activities (Note 16). Rental expense aggregated approximately $1,430,000, $802,000, and $352,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company has acquired equipment under capital leases with GE Capital as is more fully described in Note 13. The following is a schedule of future minimum lease payments (in thousands) under the facility leases and capital leases as of December 31, 2003:

	Facility leases	Capital leases	Total
2004	$1,288	$1,062	$2,350
2005	1,661	1,037	2,698
2006	1,655	647	2,302
2007	1,696	—	1,696
2008	1,738	—	1,738
Thereafter	13,623	—	13,623

Less amount representing interest	—	(280)	(280)

Total	$21,661	$2,466	$24,127

Note 11 — Contractual Agreements

     (a) Questcor Pharmaceuticals, Inc. — In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company has filed the New Drug Application, and will continue to prosecute the pending U.S. patents, in each case for the Nascobal® nasal spray product on behalf of Questcor.

     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9.0 million at closing, $3.0 million on September 30, 2003 and approximately $2.2 million on December 31, 2003. Questcor has also agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     In connection with the sale, Questcor and the Company entered into a security agreement (the “Security Agreement”) pursuant to which Questcor granted Nastech a security interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor. In the year ended December 31, 2003, the Company recognized a gain of $4,236,000 on the sale of the assets. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1.0 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and was recognized later in 2003 as license and research fee revenue.

     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. In addition, Questcor (as successor in interest to RiboGene, Inc., Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) and Nastech terminated an agreement entered into in March 1990 under which Questcor, as successor in interest, purchased Nastech’s Metoclopramide HCl patent and other related proprietary information (the “Metoclopramide

Agreement”). The Metoclopramide Agreement provided for certain minimum royalties through October 2004, and other fees payable to Nastech if and when nasal Metoclopramide HCl is approved for marketing and commercialized. The Company received $100,000 in each of the years of 2002, and 2001 as minimum royalties pursuant to this agreement.

     (b) Pharmacia & Upjohn Company — On January 24, 2003, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). The Divestiture Agreement was the result of the FTC’s consideration of the merger between Pfizer Inc. and Pharmacia (the “Pfizer-Pharmacia Merger”). The divestiture was intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace. In April 2003, the Pfizer-Pharmacia Merger closed. Effective upon the closing, the existing Pharmacia Agreement and the related Supply Agreement dated February 1, 2002 were terminated and the Company reacquired from Pharmacia all product and intellectual property rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia granted the Company an exclusive, royalty-free license to utilize, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transferred to the Company all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer covenanted not to sue the Company for infringement of certain patents by reason of its development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction. Pharmacia has further covenanted that, for a period of one year following the closing of the Pfizer-Pharmacia Merger, neither it nor Pfizer will develop or commercialize an intranasal apomorphine product for the treatment of human sexual dysfunction. Pfizer will divest itself of the 250,000 shares of the Company’s common stock that it purchased in connection with the Pharmacia Agreement in accordance with an agreed-upon timeframe and process.

     Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the year ended December 31, 2003, the Company recognized $13.0 million in license and research fees and $500,000 of legal expense reimbursement relating to the $13.5 million payment.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and had agreed to manage and fund all future development in these indications. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug application to Pharmacia in April 2002. The $3.0 million upfront payment and $2.0 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. In April 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the Pharmacia Agreement. During the years ended December 31, 2003 and 2002, the Company recognized $3,251,000 and $1,749,000, respectively, in license fee revenue related to these payments.

     In addition to revenue recognized as license fees, the Company received $2.0 million in June 2002 and $1.0 million in September 2002 for achieving certain other development milestones. Under the terms of the Pharmacia Agreement, Pharmacia also agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During the years ended December 31, 2003 and 2002, the Company recognized revenue of $11,000 and $2.6 million, respectively, related to such activities, all of which is included in license and research fee revenue.

     (c ) Cytyc Corporation — On July 16, 2003, the Company entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to the Company’s Mammary Aspirate Specimen Cytology Test Device. Under the terms of the agreement, the Company received a license fee, and has the potential to receive milestone payments and royalties in the future.

     (d) Schwarz Pharma — In July 1997, the Company exclusively licensed to Schwarz Pharma the right to market its Nascobal® (Cyanocobalamin, USP) Gel for intranasal administration in the U.S (the “Schwarz Pharma Agreement”). The Company retained worldwide manufacturing rights and the right to sell this product to other future licensees outside the U.S. There have been no foreign sales or any upfront or milestone payments to date. Pursuant to the Schwarz Pharma Agreement, the Company received royalty payments from Schwarz Pharma based upon the net sales of Nascobal® nasal gel. The Company also recorded product sales revenues each time Schwarz Pharma purchased Nascobal® nasal gel. The Company received aggregate sales and royalty payments under the Schwarz Pharma Agreement of $493,000 in 2002, and $996,000 in 2001. This agreement terminated on September 30, 2002 as discussed below.

     On September 30, 2002, the Company purchased all of Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement (“Acquisition Agreement”). Pursuant to the Acquisition Agreement, Schwarz Pharma relinquished its rights to receive any consideration from the Company from a second-generation dosage form of Nascobal® as well as any consideration upon the future sale or license of intranasal scopolamine. The Acquisition Agreement also extinguished any obligations which may have arisen relative to the future sale or license of intranasal scopolamine.

     Pursuant to the terms of the Acquisition Agreement, the Company paid Schwarz Pharma a total of $8.75 million and agreed to withdraw a demand filed with the American Arbitration Association. This consideration included an upfront payment of $1.5 million on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note was to be repaid in semi-annual installments over a four-year period plus interest at 7.50% per annum on any outstanding balance. The Company granted a security interest to Schwarz Pharma in certain assets that relate specifically to Nascobal®, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment. In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor. At the time of the sale to Questcor, the remaining balance on the note payable to Schwarz Pharma was paid off and Schwarz Pharma released its security interest in certain assets that relate specifically to Nascobal®, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment.

     (e) Bristol-Myers Squibb Company (“BMS”)

     In January 1986, the Company sublicensed to BMS its development and commercial exploitation rights with respect to its licensed patent rights for the nasal delivery of Butorphanol Tartrate, in exchange for which BMS agreed to pay the Company a royalty based on the net sales of such product (the “BMS Agreement”). The Company paid a percentage of these royalties to the University of Kentucky Research Foundation (“UKRF”) under a separate license agreement with UKRF. In August 2001, the U.S. patent for Butorphanol Tartrate expired and in April 2002, the international patent for Butorphanol Tartrate expired. The Company stopped receiving royalty payments from BMS for sales of Butorphanol Tartrate upon patent expiration.

     (f) University of Kentucky Research Foundation

     In June 1983, the Company entered into an agreement with the UKRF and Dr. Anwar Hussain (the “UKRF Agreement”). The Company obtained an exclusive worldwide (except for the Middle East region) license for the development and commercial exploitation of certain patents, patent applications and related know-how pertaining to the nasal delivery of certain opioid antagonists and analgesics. The U.S. UKRF patent covering Butorphanol Tartrate expired in August 2001. The UKRF Agreement required the Company to pay UKRF approximately 20% of its royalties received from BMS on product sales of Stadol®NS™.

Note 12 — Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by Dr. Steven C. Quay, its CEO, in exchange for use of its laboratory facility for certain research and development work. Under this arrangement, during years ended December 31, 2003, 2002 and 2001, the Company paid rent of approximately $32,300, $36,800 and $29,700, respectively.

     Bruce Thaw, a member of the Company’s Board of Directors, provided legal services to the Company. Fees earned by Mr. Thaw during the years ended December 31, 2002 and December 31, 2001 were $82,750 and $42,000, respectively. As of November 2002, Mr. Thaw ceased to provide legal services to the Company.

     From 1999 until 2002, the Company provided split-dollar life insurance for Devin Wenig, its former Chairman of the Board of Directors (who is currently a director) in consideration for services rendered and in lieu of cash remuneration. At the end of 15 years, the premiums the Company paid were to be repaid, with such repayment secured by the Company’s collateral interest in the insurance policy. For both years ended December 31, 2002 and 2001, the Company recognized $40,000 of expense related to this policy. In January 2004, the Company and Mr. Wenig entered into a termination agreement whereby the Company has no future obligations with respect to the split-dollar life agreement, the Company has no right to any of the cash surrender value or proceeds of the life insurance policy and the Company will forego any existing accounts receivable it has recorded related to the Company’s interest in the life insurance policy through the split-dollar life agreement. In 2003, the Company expensed approximately $54,000 which was recorded as a receivable for the split-dollar life agreement.

     In October 2003, the Company entered into a consulting agreement with Dr. Ian Ferrier, a member of the Company’s Board of Directors, for the purpose of advising the company on its strategic planning. Under the agreement, Dr. Ferrier was paid $45,000 in 2003. The agreement terminates on March 31, 2004, unless extended by the parties.

Note 13 — Capital Lease Financing

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”), which allowed it to finance certain fixed asset purchases up to a total of $2.5 million for terms of up to four years. In 2002, the Company drew down approximately $401,000 at interest rates ranging from 9.54% to 9.96%. In April 2003, the GE Lease was renewed, replacing the 2002 lease, to allow the Company to finance up to $2.0 million in additional purchases through March 31, 2004. During 2003, the Company drew down the full $2.0 million on the lease at interest rates ranging from 8.35% to 8.66% with a three-year term. In December 2003, the GE Lease was amended again to allow the Company to finance up to $2.75 million in additional purchases through December 31, 2004. During December 2003, the Company drew down approximately $443,000 on the additional $2.75 million lease line at rates ranging from 8.30% to 8.48%.

Note 14 — Equity Financing Agreement

     On July 11, 2000, the Company obtained an equity line of credit from an investor pursuant to which the Company could, at its discretion, issue during a three-year term up to 1.2 million shares of its common stock to the investor at prices that are discounted from the fair market value on the date of issuance. At the closing, the Company issued to the investor and the placement agent a total of 49,500 warrants to purchase its common stock at $5.53 per share. The 49,500 warrants issued in connection with the closing in July 2000 were exercised in fiscal year 2001. No draw downs were taken on the equity line of credit and it expired on January 26, 2004.

     In order to consummate the October 2001 private placement to a group of institutional investors (refer to Note 7) the Company issued warrants to the issuer of the equity line of credit to purchase 100,000 shares of common stock which were exercised in 2001.

Note 15 – Purchase of License Agreement

     The Company entered into a License and Supply Agreement on July 15, 1997, with Schwarz Pharma, Inc. whereby Schwarz Pharma agreed to promote, market, sell and distribute the Company’s product, Nascobal® (the “Schwarz Pharma Agreement”). On September 30, 2002, the Company purchased all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement (the “Acquisition Agreement”). Under the Acquisition Agreement, Schwarz Pharma relinquished its rights to receive any consideration from the Company from a second-generation dosage form of Nascobal® as well as any consideration upon the future sale or license of intranasal scopolamine. Cancellation of the scopolamine agreement relieved the Company of a contingent liability of approximately $4.0 million.

     The transaction was accounted for as an asset purchase. Under terms of the agreement, the Company agreed to pay Schwarz Pharma a total of $8.75 million. Costs associated with the transaction were approximately $78,000. The $8.87 million valuation of all Schwarz Pharma’s rights, title and interests arising under or by virtue of the Schwarz Pharma Agreement was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant and consists of the Schwarz License and Supply Agreement. The Company was amortizing the purchase price over a ten-year period, which represented the estimated economic life of the product.

     The Company made an upfront payment of $1.5 million to Schwarz at the closing on September 30, 2002, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. The note was to be repaid in semi-annual installments over a four-year period plus interest at 7.50% per annum on any outstanding balance. The Company granted a security interest to Schwarz Pharma in certain assets that relate specifically to Nascobal®, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment. (Refer to Note 6).

     The Company and Schwarz Pharma share the financial liability for return of Nascobal® nasal gel units sold by Schwarz Pharma prior to September 30, 2002. Schwarz Pharma will be responsible for 84% and Nastech 16% of the aggregate value of all returns with an aggregate value of up to $379,000. The Company’s contingent liability under this arrangement was $60,640, which was recorded as an increase in the purchase price of the asset. Nastech is responsible for all returns in excess of $379,000 in the aggregate. Through December 31, 2003 returns have approximated $276,000.

     In addition, in October 2002, the Company purchased the remaining units of Nascobal® nasal gel inventory from Schwarz Pharma for $136,000, its original purchase price of such inventory from the Company. The inventory was recorded in 2002 at fair value totaling $319,000 in accordance with purchase accounting rules.

     During the period from October 2002 to June 2003, the Company sold Nascobal® nasal gel to drug wholesalers directly using a contract sales organization and contract distributor. In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor as described more fully in Note 11.

Note 16 – Restructuring Charge

     In February 2003, the Company executed a lease termination agreement for its Adams Avenue Facility in Hauppauge, New York, effective as of February 14, 2003, along with a sublease for a portion of the facility through December 31, 2003. As a result, the Company recorded in 2002 a restructuring charge in the amount of approximately $595,000, which was comprised of the write-off of leasehold improvements to the Adams Avenue Facility of approximately $871,000 and site preparation costs of $86,000, which were offset by the elimination of the deferred rent liability of $362,000.

Note 17 — Quarterly Financial Data (Unaudited) (in thousands, except per share data)

Fiscal 2003 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$911	$494	$15,718	$2,317
Operating expenses	(6,844)	(6,740)	(6,918)	(5,149)
Gain on sale of product	—	—	4,236	—
Interest income	71	57	47	52
Interest expense	(55)	(62)	(131)	(145)
Net income (loss)	($5,917)	($6,251)	$12,952	($2,925)
Income (loss) per share – Basic	($0.50)	($0.58)	$1.26	($0.29)
Income (loss) per share – Diluted	($0.50)	($0.58)	$1.20	($0.29)

Fiscal 2002 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$1,757	$1,985	$3,656	$1,525
Operating expenses	(6,855)	(5,463)	(5,208)	(4,386)
Restructuring charge	(595)	—	—	—
Interest income	48	79	89	62
Interest expense	(149)	(8)	(3)	(2)
Net loss	($5,794)	($3,407)	($1,466)	($2,801)
Loss per share – Basic and diluted	($0.57)	($0.34)	($0.15)	($0.29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

     We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

     There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter and fiscal year ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of our most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference in part in the sections captioned “Executive Compensation” and “Nomination and Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

     The remaining information required by this Item is set forth as Item 1A in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Additional Information Relating to Our Directors and Executive Officers” of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Beneficial Ownership of Securities and Voting Rights” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Beneficial Ownership of Securities and Voting Rights” and “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Report of the Audit Committee of the Board of Directors” of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Financial Statement Schedule

     The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Equity Line of Credit Agreement, dated July 11, 2000, between Registrant and Castlebar Enterprises Limited. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference).

2.1A	Waiver Letter, dated January 3, 2001, from Castlebar Enterprises Limited to the Registrant regarding Section 2.1 (f) (ii) of the Equity Line of Credit Agreement. (Filed as Exhibit 2.1A to the Company’s Registration Statement on Form S-2, dated January 12, 2001, as amended, and incorporated herein by reference).

2.2	Registration Rights Agreement, dated July 11, 2000, between Registrant and Castlebar Enterprises Limited. (Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-2, dated September 6, 2000 and incorporated herein by reference).

2.3	Escrow Agreement, dated as of July 11, 2000, among Registrant, Castlebar Enterprises Limited and Epstein Becker & Green, P.C. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2 dated September 6, 2000, and incorporated herein by reference).

2.4	Stock Purchase Warrant, dated July 11, 2000, issued to Castlebar Enterprises Limited. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2, dated September 6, 2000, and incorporated herein by reference).

2.5	Stock Purchase Warrant, dated July 11, 2000, issued to Jesup & Lamont Securities Corporation. (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-2, dated September 6, 2000, and incorporated herein by reference).

2.6	Agreement and Plan of Reorganization, dated August 8, 2000, among Registrant, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Registrant, and Atossa HealthCare, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789), filed on August 16, 2000, and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

3.1	Articles of Incorporation of Registrant, as amended and filed with the Secretary of State of Delaware on November 8, 1993. (Filed as Exhibit 3A to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference.)

3.2	Amended By-Laws of Registrant. (Filed as Exhibit 3B to the Company’s Registration Statement on Form SB-2, as amended (Commission File No. 33-70180), filed on October 12, 1993, and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on December 30, 1996. (Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-2 (Commission File No. 333-16507), filed on November 20, 1996, and incorporated herein by reference).

4.1	Registration Rights Agreement, dated July 11, 2000, between Registrant and Castlebar Enterprises Limited (Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-2, dated September 6, 2000, and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between Registrant and American Stock Transfer & Trust Registrant as Rights Agent. (Filed as Exhibit 1 to Registrant’s Current Report on Form 8-K (Commission File No. 0-13789) filed on March 16, 2000, and incorporated herein by reference).

4.3	Investment Agreement, dated February 1, 2002, with Pharmacia & Upjohn Company. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

Exhibit No.	Description
4.4	Registration Rights Agreement, dated February 1, 2002, with Pharmacia & Upjohn Company. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.1	Licensing Agreement with UKRF. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-18, as amended (Commission File No. 2-88605-NY), filed on December 23, 1983, and incorporated herein by reference).

10.2	Lease for facilities at 45 Davids Drive, Hauppauge, NY. (Filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference).

10.3	Sublicense Agreement with Bristol-Myers Squibb Co. (Filed as Exhibit 10E to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein as reference).

10.4	Agreements between Registrant, and RiboGene, Inc. (as successor in interest to Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.). (Filed as Exhibit 10D to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 33-5717), filed on May 15, 1986, and incorporated herein by reference).

10.5	1995 Agreement between the Registrant and RiboGene, Inc. (Filed as Exhibit 10F to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 (Commission File No. 0-13789), and incorporated herein by reference).

10.6	Collaboration and License Agreement, dated February 1, 2002, with Pharmacia & Upjohn Company. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.7	Supply Agreement, dated February 1, 2002, with Pharmacia & Upjohn Company. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on February 20, 2002 and incorporated herein by reference).

10.8	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC. (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 (Commission File No. 000-13789), filed on May 14, 2002, and incorporated herein by reference).

10.9	Amended and Restated Employment Agreement, dated May 2, 2002, with Steve C. Quay, M.D., Ph.D. (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 (Commission File No. 000-13789), filed on May 14, 2002, and incorporated herein by reference).

10.10	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (Commission File No. 000-13789), filed on August 12, 2002, and incorporated herein by reference).

10.11	Employment Agreement with Gregory L. Weaver, dated April 30, 2002. (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (Commission File No. 000-13789), filed on August 14, 2002, and incorporated herein by reference).

10.12	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 (Commission File No.000-13789), filed on November 14, 2002, and incorporated herein by reference).

10.13	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 15, 2002 (Commission File No. 000-13789), and incorporated herein by reference).

10.14	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 24, 2003 (Commission File No. 000-13789), and incorporated herein by reference).

10.15	Stock option agreement with Gregory L. Weaver. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (Commission File No. 000-13789), and incorporated herein by reference).

10.16	Asset Purchase Agreement, dated June 16, 2003, by and between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on July 1, 2003 and incorporated herein by reference).

10.17	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-13789), filed on August 14, 2003, and incorporated herein by reference).

10.18	Form of Purchase Agreement. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003 and incorporated herein by reference).

Exhibit No.	Description
10.19	Form of Warrant. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-13789), filed on September 4, 2003, and incorporated herein by reference).

10.20	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003.

10.21	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004.

10.22	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003.

10.23	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003.

10.24	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC.

21.1	Subsidiary of Nastech Pharmaceutical Company Inc. (Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 000-13789) and incorporated herein by reference).

23.1	Independent Auditors’ Consent.

31.1	Chief Executive Officer Certification required by Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	We filed a Current Report on Form 8-K, dated October 21, 2003, in which we disclosed under Item 5 the transcript of an interview of our President and Chief Executive Officer, Dr. Stephen C. Quay, in which Dr. Quay gave an update on the status and progress of our clinical and business development efforts of our apomorphine, PYY and calcitonin programs

(2)	We filed a Current Report on Form 8-K, dated November 13, 2003, in which we announced under Item 12, our third quarter and nine-months ended September 30, 2003 financial results.

(3)	We filed a Current Report on Form 8-K, dated December 18, 2003, in which we announced under Item 5 that we filed on December 18, 2003, a shelf registration statement on Form S-3, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million.

(4)	We filed a Current Report on Form 8-K, dated March 10, 2004, in which we announced under Item 12, our financial results for the fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 12, 2004.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Signature	Title
/s/ Steven C. Quay
President, Chief Executive Officer and Chairman of the Board
Steven C. Quay, M.D., Ph.D.	(Principal Executive Officer)

/s/ Gregory L. Weaver
Chief Financial Officer
Gregory L. Weaver	(Principal Accounting and Financial Officer)

/s/ Devin N. Wenig
Director
Devin N. Wenig

/s/ Bruce R. Thaw
Director
Bruce R. Thaw

/s/ J. Carter Beese, Jr.
Director
J. Carter Beese, Jr.

/s/ Dr. Ian R. Ferrier
Director
Dr. Ian R. Ferrier

/s/ John V. Pollock
Director
John V. Pollock