Form 10-Q
period 2004-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2004-05-07
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Yes [✓]                      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]                      No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 4, 2004	Common stock - $ .006 par value	11,963,828

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 1, 2, 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,185	$16,792
Short term investments	8,031	8,289
Accounts receivable, net	111	89
Royalties, fees and other receivables	23	15
Inventories	75	180
Prepaid expenses and other assets	711	469

Total current assets	20,136	25,834
Property and equipment, net	4,797	4,474
Security deposits and other assets	741	740
Goodwill	90	90

Total assets	$25,764	$31,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,850	$2,390
Accrued expenses and other liabilities	1,528	1,510
Note payable	8,352	6,271
Capital lease obligations — current portion	1,016	897

Total current liabilities	12,476	11,068
Capital lease obligation, net of current portion 246 273	1,584	1,569
Other liabilities	518	595
Total liabilities	14,848	13,232
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 11,962,328 and 11,849,128 shares outstanding at March 31, 2004 and December 31, 2003, respectively	72	71
Additional paid-in capital	73,963	73,428
Deferred compensation	(631)	(749)
Accumulated deficit	(62,488)	(54,844)

Total stockholders’ equity	10,916	17,906

Commitments and contingencies
Total liabilities and stockholders’ equity	$25,764	$31,138

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product revenue, net	$120	$1,010
License and research fees	28	1,307

Total revenues	148	2,317

Costs and expenses:
Cost of product revenue	64	145
Research and development	5,850	2,809
Sales and marketing	153	846
General and administrative	1,684	1,349

Total operating expenses	7,751	5,149

Net loss from operations	(7,603)	(2,832)

Interest income	56	52
Interest expense	(97)	(145)

Net loss	$(7,644)	$(2,925)

Net loss per common share-basic and diluted	$(0.64)	$(0.29)

Shares used in computing net loss per share – basic and diluted	11,893	10,196

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004 and
For the Year Ended December 31, 2003
(Unaudited)
(In thousands, Except Share Data)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance December 31, 2002	10,193,706	$61	$62,506	$(1,219)	$(52,703)	$8,645
Proceeds from issuance of common shares and warrants in connection with private placement, net	1,513,069	9	9,954	—	—	9,963
Shares issued in connection with options	142,353	1	911	—	—	912
Compensation related to stock options	—	—	57	470	—	527
Net loss	—	—	—	—	(2,141)	(2,141)

Balance December 31, 2003	11,849,128	71	73,428	(749)	(54,844)	17,906
Shares issued in connection with options	113,200	1	527	—	—	528
Compensation related to stock options	—	—	8	118	—	126
Net loss	—	—	—	—	(7,644)	(7,644)

Balance March 31, 2004	11,962,328	$72	$73,963	$(631)	$(62,488)	$10,916

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(7,644)	$(2,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options	126	118
Depreciation and amortization	280	473
Changes in assets and liabilities:
Accounts and other receivables	(30)	326
Inventories	105	45
Prepaid expenses and other assets	(243)	(89)
Accounts payable	(540)	(314)
Deferred revenue	—	11,729
Accrued expenses and other liabilities	(59)	(356)

Net cash provided by (used) in operating activities	(8,005)	9,007

Investing activities:
Property and equipment acquisitions	(603)	(755)
Purchases of investments	(2,742)	—
Maturities of investments	3,000	—

Net cash used in investing activities	(345)	(755)

Financing activities:
Proceeds from notes payable	2,227	—
Payments on notes payable	(146)	(382)
Borrowings under capital lease line	333	—
Payments on capital leases	(199)	(28)
Exercise of stock options	528	18

Net cash provided by (used in) financing activities	2,743	(392)

Net increase (decrease) in cash and cash equivalents	(5,607)	7,860
Cash and cash equivalents – beginning of period	16,792	9,021

Cash and cash equivalents – end of period	$11,185	$16,881

Supplemental disclosures of investing and financing activities:
Cash paid for interest	97	145

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2003, included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. The consolidated financial statements include the financial statements of Nastech Pharmaceutical Company and its wholly owned subsidiary, Atossa HealthCare Inc (collectively, “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for a full year or for any future period.

     Certain reclassifications have been made to the 2003 information to conform to the current year presentation.

Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the disclosure of pro forma net income and earnings per share as if the fair value-based method in measuring compensation expense was adopted as of the beginning of fiscal 1996.

     The per share weighted average fair value of stock options granted during the three months ended March 31, 2004, and 2003 was $5.06, and $4.92, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003
Expected dividend yield	0%	0%
Risk free interest rate	3.0%	2.9%
Expected stock volatility	82%	93%
Expected option life	5 years	5 years

     Had compensation cost been determined based on the fair value at the grant date for our stock options under SFAS No. 123, net loss would have been reported as the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(7,644)	$(2,925)
Add; Stock-based employee compensation included in the reported net loss	126	118
Deduct; Stock-based employee compensation, determined under fair value based methods	(1,183)	(1,204)

Pro forma net loss	$(8,701)	$(4,011)

Loss per share
Basic and diluted – as reported	$(0.64)	$(0.29)
Basic and diluted – pro forma	$(0.73)	$(0.39)

Note 2 – Business

     The Company is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 195 patents and applications filed. The Company is developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration, along with an extended release oral delivery technology. The Company’s intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and patient compliance. The Company is developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis, and multiple sclerosis.

     The Company is building a pharmaceutical company leveraging its unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on the Company’s own. The key elements of the Company’s business model are to:

•	develop proprietary active delivery molecules from its tight junction and siRNA technologies;

•	focus on molecules where its portfolio of technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist the Company to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

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

     As of March 31, 2004, the Company has an accumulated deficit of $62.5 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners.

     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, negotiate or maintain successful collaborative arrangements, protect its patents and proprietary technology, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. .

Note 3 – Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants totaling approximately 4,050,835 and 3,476,155 shares at March 31, 2004 and 2003, respectively, were not included in the net loss per share calculation because their effect would have been antidilutive.

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

     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the three months ended March 31, 2004, the Company recognized $120,000 of product revenue related to the supply agreement.

     (b) Pharmacia & Upjohn Company — On January 24, 2003, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the three months ended March 31, 2003, the Company recognized $1.0 million in license and research fees and $500,000 of legal expense reimbursement which was recorded as a reduction of general and administrative expenses, relating to the $13.5 million payment.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and had agreed to manage and fund all future development in these indications. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug application to Pharmacia in April 2002. The $3.0 million upfront payment and $2.0 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. During the three months ended March 31, 2003, the Company recognized $273,000 in license fee revenue related to these payments. In April 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the Pharmacia Agreement.

     Under the terms of the Pharmacia Agreement, Pharmacia also agreed to pay the Company for certain research and development costs for activities conducted by the Company since the execution of the Pharmacia Agreement. During the three months ended March 31, 2003, the Company recognized revenue of $11,000, related to such activities, all of which is included in license and research fee revenue.

Note 5 – Notes Payable

     On September 30, 2002, the Company purchased any and all rights pursuant to a license agreement from Schwarz Pharma related to the Nascobal® product. Under the terms of the agreement, the Company agreed to pay Schwarz Pharma a total of $8.75 million, comprised of an upfront payment of $1.5 million, with the remaining balance of $7.25 million paid by a note issued to Schwarz Pharma. Under the terms of the note, the Company made a payment of $654,000 to Schwarz Pharma on March 31, 2003, which was comprised of $382,000 in principal on the note and $272,000 of accrued interest. In June 2003, the Company entered into an agreement to sell Nascobal® to Questcor Pharmaceuticals. In connection with the sale, the remaining $6.9 million note payable to Schwarz Pharma and accrued interest of approximately $110,000 were paid in full. Schwarz Pharma subsequently released its security interest in certain assets that relate specifically to Nascobal®, including, without limitation, patents, trademarks, copyrights, licenses and permits, inventory, receivables and manufacturing equipment.

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under the terms of the Wells Fargo Note, the Company could draw down up to $7.0 million for a one-year term and fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. The amount available under the note decreased by $145,833 per month as of the first day of each month and the Company was required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available. In December 2003, the Company terminated the June 2003 note agreement and issued a new cash secured Revolving Line of Credit Note to Wells Fargo Bank to allow for borrowings up to $9.0 million through December 31, 2004. Monthly principal payments are no longer required under the new note and the interest rate and monthly interest payments are the same as the original note. The entire balance of the note is due December 31, 2004. In January 2004, the Revolving Line of Credit Note was amended to incorporate a Letter of Credit Subfeature (“the Subfeature”). Under the Subfeature, $648,000 of the $9.0 million line of credit is reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell facility under the terms of its lease for that facility. On March 26, 2004, the Company drew down $2.3 million on the note which represented all remaining available funds. As of March 31, 2004, the balance on the note was $8,352,000 and the interest rate was fixed for a 30 day term at an interest rate of 1.875% per annum.

Note 6 – Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”) to fund the Company’s fixed asset purchases. In December 2003, the GE Lease was amended to allow the Company to finance up to $2.75 million in additional purchases through December 31, 2004. In March 2004, the Company drew down approximately $333,000 on the GE Lease at an interest rate of 8.3%. As of March 31, 2004, the Company has approximately $1,974,000 which it may drawn down through December 31, 2004.

Note 7 – Related Party Transactions

     The Company pays certain monthly expenses incurred by a company that is owned primarily by its Chief Executive Officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the three months ended March 31, 2004 and March 31, 2003, the Company paid rent of approximately $1,500 and $9,200, respectively. In January 2004, the Company entered into an agreement to sublet this facility to a third party through May 31, 2004 which is the remaining term of the lease.

     In October 2003, the Company entered into a consulting agreement with Dr. Ian Ferrier, a member of the Company’s Board of Directors, for the purpose of advising the company on its strategic planning. Under the agreement, Dr. Ferrier was paid $45,000 in the three months ended March 31, 2004. The agreement terminated on April 30, 2004.

     ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to: (i) the ability of the Company to obtain additional funding; (ii) the ability of the Company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the Company’s and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the Company’s and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) the Company’s and/or the Company’s partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to the Company’s research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

     We have an accumulated deficit of $62.5 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of March 31, 2004, we had approximately $19.2 million in cash, cash equivalents and short–term investments. We believe that our current cash position provides us with adequate working capital through at least March 31, 2005. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. The shelf registration statement will enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs.

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

Stock-based compensation

     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In Note 1 of the Notes to Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In the three months ended March 31, 2004 and 2003, our stock option grants were based on the closing price of our stock on the date of grant. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.

Income Taxes

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed at that time.

Results of Operations

Revenue

     Revenue and dollar and percentage change as compared to the same period in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
				Percentage
	2004	2003	Dollar decrease	decrease
Product revenue, net	$120	$1,010	($890)	(88%)
License and research fees	28	1,307	($1,279)	(98%)

Total revenue	$148	$2,317	($2,169)	(94%)

     The decrease in license and research fees in the first three months of 2004 over the same period in 2003 was due to fees received in 2003 as a result of the divestiture agreement which we entered into with Pharmacia under which we reacquired all rights to the intranasal apomorphine product.

     The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue for the three months ended March 31, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Product revenue, net	$120	$1,010
Cost of product revenue	$64	$145
Cost of product revenue as a percentage of product revenue	53%	14%

     Product revenue consists of sales of Nascobal® nasal gel. During the three months ended March 31, 2003, we earned revenue from our own direct sales of Nascobal® nasal gel to drug wholesalers using a contract sales organization and contract distributor. On June 17, 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor. In connection with the sale, we entered into a supply agreement with Questcor under which Questcor is obligated to purchase from us all of its requirements for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the three months ended March 31, 2004, we earned manufacturing revenue under the supply agreement. As a result of the change from earning revenue from our own direct sales of Nascobal® in 2003 to earning manufacturing revenue under the supply agreement in 2004, product revenue decreased significantly. In addition, gross profit margins in 2004 were derived from manufacturing revenue as compared to the higher margins earned in 2003 from our own direct sales to drug wholesalers. . In the future, we expect to receive manufacturing revenue under the supply agreement.

Research and development

     Research and development expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees and other costs. Research and development expense by project as a percentage of total R&D expense and total R&D expense as compared to the same period in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Apomorphine Hydrochloride	7%	10%
Calcitonin	12%	26%
Peptide YY	60%	13%
Other R&D projects(1)	21%	51%

	100%	100%

	Three Months Ended March 31,
	2004	2003
Total R&D expense	$5,850	$2,809
Dollar increase	$3,041
Percentage increase	108%

1.	Other R&D projects include our tight junctions and RNAi research, oral abuse-resistant opioid and Nascobal® nasal spray programs and other projects.

     The increase in the three months ended March 31, 2004 over the same period in 2003 resulted primarily from the following costs:

•	Personnel–related expenses increased 37% to $2.1 million due to an increase in staffing our research and development personnel in support of our research and development programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased 452% to $2.9 million due to clinical trials performed for our PYY, calcitonin and apomorphine products under development.

•	Facilities costs increased 12% to $730,000 due to rent and related expenses on additional space leased in the Bothell facility.

     We expect an increase in research and development costs in the foreseeable future as we continue our research and development activities. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of participants in the trials;

•	the duration of participant follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study

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

Sales and marketing

     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows, advertising, and in the first three months of 2003 costs of using a contract sales organization and contract distributor for Nascobal® nasal gel,. Total sales and marketing expense and dollar and percentage changes as compared to the same period in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Total sales and marketing expense	$153	$846
Dollar decrease	($693)
Percentage decrease	(82%)

     The decrease in the three months ended March, 31 2004 over the same period in 2003 is due to the sale of Nascobal® which occurred in June 2003. In the first three months of 2003, we incurred costs associated with marketing programs to support our own direct sales of Nascobal® nasal gel. After the sale of Nascobal® in June 2003, we no longer receive revenue from our own direct sales of Nascobal® and this level of spending on sales and marketing was no longer necessary. We expect sales and marketing costs which includes business development staff and activities to increase somewhat in the foreseeable future to support activities associated with partnering our drug candidates.

General and administrative

     General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D and corporate activities, amortization of non-cash deferred stock option compensation, professional fees such as accounting and legal, corporate insurance, amortization of intangibles and facilities costs. Total general and administrative expense and dollar and percentage changes as compared to the same period in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Total general and administrative expense	$1,684	$1,349
Dollar increase	$335
Percentage increase	25%

     The increase in the three months ended March 31, 2004 over the same period in 2003 resulted primarily from the following costs:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased $565,000 to $800,000. This increase is due to a $500,000 reimbursement of legal expenses received in 2003 as part of the divestiture agreement with Pharmacia, which was recorded as a reduction in general administrative expenses in the three months ended March 31, 2003.

•	Amortization of intangibles decreased $216,000 in 2004. In 2003, we recorded amortization of intangibles expense of $216,000 on the Nascobal® related assets. In June 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor, at which time the amortization of the related tangibles ceased.

     We expect general and administrative expenses to remain stable in the foreseeable future in support of our research and development and corporate activities.

Interest Income

     The following table sets forth information on interest income, average funds available for investment and average interest rate earned for the three months ended March 31, 2004, and 2003 (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Interest income	$56	$52
Average funds available for investment	$20,600	$11,600
Average interest rate	1.1%	1.8%

     The increase in interest income in the three months ended March 31, 2004 over the same period in 2003 was driven primarily by an increase in the average funds available for investment offset by a decrease in the average interest rate earned due to a decrease in the prevailing market interest rates.

Interest Expense

     We incur interest expense on our capital leases and our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate earned for the three months ended March 31, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2004	2003
Interest expense	$97	$145
Average borrowings under capital leases and notes payable	$9,200	$7,600
Average interest rate	4.2%	7.6%

     The decrease in interest expense in the three months ended March 31, 2004 over the same period in 2003 was driven primarily by a decrease in the average interest rate. In the three months ended March 31, 2003, average borrowings under the Schwarz Pharma note were $7,250,000 at an interest rate of $7.5% and average borrowings under the GE Capital leases were approximately $350,000 at interest rates ranging from 9.54% to 9.96%. In June 2003, we paid off the note payable to Schwarz Pharma in connection with our sale of Nascobal® to Questcor. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of March 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was fixed for a 30 day term at a rate of 1.875% per annum.

Liquidity and Capital Resources

Cash Requirements

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets, revenues received from our collaborative partners, equipment financing facilities and notes payable. As of March 31, 2004, we had approximately $19.2 million in cash, cash-equivalents and short-term investments.

     We have an accumulated deficit of $62.5 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. We believe that our current cash position provides us with adequate working capital through at least March 31, 2005. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. The shelf registration statement will enable us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs.

Sources and Uses of Cash

     Total sources and uses of cash for the three months ending March 31, 2004 and 2003 are as follows (dollar amounts presented in thousands):

	Three Months Ended March 31,
	2004	2003
Cash provided by (used in) operating activities	($8,005)	$9,007
Cash used in investing activities	(345)	(755)
Cash provided by (used in) financing activities	2,743	(392)

Net increase (decrease) in cash and cash equivalents	($5,607)	$7,860

     Our operating activities used cash of $8.0 million in the three months ended March 31, 2004, compared to providing cash of $9.0 million in the same period in 2003. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and intangibles. In the three months ended March 31, 2003 we received a payment of $13.5 million from Pharmacia related to the divestiture agreement of which $1.0 million was recognized as revenue and $500,000 was recognized as legal expense reimbursement during the same time period. The remaining funds were recorded as deferred revenue. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

     Our investing activities used cash of $345,000 in the three months ended March 31, 2004, compared to $755,000 in the same period in 2003. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and purchases of equipment. We expect to continue to make significant investments in our research and development infrastructure, including the purchase of equipment to support our research and development activities.

     Our financing activities provided cash of $2.7 million in the three months ended March 31, 2004, compared to using cash of $392,000 in the same period in 2003. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance of notes payable and proceeds from equipment financing facilities. We finance equipment purchases through equipment financing facilities, such as capital leases and our Revolving Line of Credit. During the three months ended March 31, 2004, we drew down approximately $2.3 million on our Revolving Line of Credit and $333,000 on a capital lease. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The shelf registration statement was declared effective by the SEC on January 14, 2004. We plan to use the proceeds from any offering under the registration statement for general corporate purposes, including financing our clinical development and research programs. Over the next several years, we are required to make certain payments on our contractual obligations.

Off-Balance Sheet Arrangements

     As of March 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

(b) There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K, dated March 10, 2004, in which we reported under Item 12 our financial results for the fiscal year ended December 31, 2003.

(2)	We filed a Current Report on Form 8-K, dated March 10, 2004, in which we reported under Item 5 that on March 10, 2004, we reported positive PYY and apomorphine clinical trial data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 7, 2004.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Gregory L. Weaver
Gregory L. Weaver, CPA Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002