Form 10-Q
period 2004-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2004-08-05
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes [ ✓ ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ✓ ]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
July 27, 2004	Common stock - $.006 par value	13,333,625

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 1, 3 and 5 of PART II have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,279	$16,792
Short term investments	9,712	8,289
Accounts receivable, net	—	89
Royalties, fees and other receivables	30	15
Inventories	107	180
Prepaid expenses and other assets	779	469

Total current assets	26,907	25,834
Property and equipment, net	4,698	4,474
Security deposits and other assets	309	740
Goodwill	90	90

Total assets	$32,004	$31,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,869	$2,390
Accrued expenses and other liabilities	1,671	1,510
Note payable	8,352	6,271
Capital lease obligations - current portion	1,253	897

Total current liabilities	13,145	11,068
Capital lease obligation, net of current portion	1,807	1,569
Other liabilities	556	595

Total liabilities	15,508	13,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 13,310,718 and 11,849,128 shares outstanding at June 30, 2004 and December 31, 2003, respectively	80	71
Additional paid-in capital	87,811	73,428
Deferred compensation	(1,416)	(749)
Accumulated deficit	(69,979)	(54,844)

Total stockholders’ equity	16,496	17,906
Total liabilities and stockholders’ equity	$32,004	$31,138

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenue, net	$—	$580	$120	$1,590
License and research fees	45	15,138	73	16,445

Total revenues	45	15,718	193	18,035

Costs and expenses:
Cost of product revenue	—	121	64	266
Research and development	5,261	4,051	11,111	6,860
Sales and marketing	212	1,111	365	1,957
General and administrative	2,012	1,635	3,696	2,984

Total operating expenses.	7,485	6,918	15,236	12,067

Net income (loss) from operations	(7,440)	8,800	(15,043)	5,968
Gain on sale of product	—	4,236	—	4,236
Interest income	43	47	99	99
Interest expense	(94)	(131)	(191)	(276)

Net income (loss)	$(7,491)	$12,952	$(15,135)	$10,027

Net income (loss) per common share:
Basic	$(0.62)	$1.26	$(1.26)	$0.98

Diluted	$(0.62)	$1.20	$(1.26)	$0.93

Shares used in computing net income (loss) per share:
Basic	12,117	10,246	12,005	10,221

Diluted	12,117	10,826	12,005	10,743

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004 and
For the Year Ended December 31, 2003
(Unaudited)
(In thousands, Except Share Data)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance December 31, 2002	10,193,706	$61	$62,506	$(1,219)	$(52,703)	$8,645
Proceeds from issuance of common shares and warrants in connection with private placement, net	1,513,069	9	9,954	—	—	9,963
Shares issued in connection with options	142,353	1	911	—	—	912
Compensation related to stock options	—	—	57	470	—	527
Net loss	—	—	—	—	(2,141)	(2,141)

Balance December 31, 2003	11,849,128	71	73,428	(749)	(54,844)	17,906
Proceeds from issuance of common shares and warrants in connection with private placement, net	1,136,364	7	12,264	—	—	12,271
Shares issued in connection with options	240,866	2	1,157	—	—	1,159
Compensation related to restricted stock	84,360	—	946	(903)	—	43
Compensation related to stock options	—	—	16	236	—	252
Net loss	—	—	—	—	(15,135)	(15,135)

Balance June 30, 2004	13,310,718	$80	$87,811	$(1,416)	$(69,979)	$16,496

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income (loss)	$(15,135)	$10,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of product	—	(4,236)
Non-cash compensation related to stock options	252	235
Non-cash compensation related to restricted stock	43	—
Depreciation and amortization	726	912
Changes in assets and liabilities:
Accounts and other receivables	74	605
Inventories	73	165
Prepaid expenses and other assets	121	(247)
Accounts payable	(521)	653
Accrued expenses and other liabilities	106	(3,638)

Net cash provided by (used in) operating activities	(14,261)	4,476

Investing activities:
Sale of product	—	9,000
Property and equipment acquisitions	(950)	(928)
Purchases and maturities of investments, net	(1,407)	(6,394)

Net cash provided by (used in) investing activities	(2,357)	1,678

Financing activities:
Payment of note payable in connection with sale of product	—	(7,250)
Proceeds from notes payable	2,227	7,000
Payments on notes payable	(146)	—
Borrowings under capital lease line	1,039	1,205
Payments on capital leases	(445)	(76)
Exercise of stock options and warrants	1,159	526
Private placement of common shares	12,271	—

Net cash provided by financing activities	16,105	1,405

Net increase (decrease) in cash and cash equivalents	(513)	7,559
Cash and cash equivalents – beginning of period	16,792	9,021

Cash and cash equivalents – end of period	$16,279	$16,580

Supplemental disclosures of investing and financing activities:
Cash paid for interest	191	407
Receivable for sale of product	—	5,000

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results for a full year or for any future period.

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

     The per share weighted average fair value of stock options granted during the three months ended June 30, 2004, and 2003 was $8.26, and $7.03, respectively, and for the six months ended June 30, 2004 and 2003 was $7.54 and $5.98, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.7%	2.6%	3.4%	2.8%
Expected stock volatility	83%	98%	82%	96%
Expected option life	5 years	5 years	5 years	5 years

     Had compensation cost been determined based on the fair value at the grant date for our stock options under SFAS No. 123, net income (loss) would have been reported as the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(7,491)	$12,952	$(15,135)	$10,027
Add: Stock-based employee compensation included in the reported net income (loss)	169	117	295	235
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,194)	(1,979)	(2,363)	(3,183)

Pro forma net income (loss)	$(8,516)	$11,090	$(17,203)	$7,079

Net Income (Loss) per share
Basic– as reported	$(0.62)	$1.26	$(1.26)	$0.98
Basic– pro forma	$(0.70)	$1.08	$(1.43)	$0.69
Diluted – as reported	$(0.62)	$1.20	$(1.26)	$0.93
Diluted – pro forma	$(0.70)	$1.04	$(1.43)	$0.67

     Note 2 – Business

     The Company is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 200 patents and applications filed. The Company is developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration. The Company’s intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and/or patient compliance. The Company is developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis and multiple sclerosis.

     The Company is building a pharmaceutical company leveraging its unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on the Company’s own. The key elements of the Company’s business model are to:

•	develop proprietary active delivery molecules from its tight junction and siRNA technologies;

•	focus on molecules where its technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist the Company to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

     The Company is a leader in molecular-biology based drug delivery, which involves the pharmaceutical manipulation of “tight junctions.” Tight junctions are the cell-to-cell connections that comprise various tissues of the body and that regulate the transport and passage of therapeutic drugs across these natural barriers. The Company also has expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The Company’s drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimized routes.

     The Company’s core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. The Company investigates the commercial weaknesses of pharmaceutical products currently available in oral, injectable or other dosage forms, and determines the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product, thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery.

     The Company’s current business strategy seeks to broaden applications of its commitment to tight junction technology and formulation science, allowing drugs to be safer and more effective in patient treatment, with particular emphasis on the applications for nasal drug delivery.

     As of June 30, 2004, the Company had an accumulated deficit of $70 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and in private placements and also through revenue provided by its collaborative partners.

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

Note 3 – Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options and warrants was included in the net income per share calculation for the three and six-month periods ended June 30, 2003. The effect of employee stock options and warrants totaling approximately 4.5 million shares at June 30, 2004 was not included in the net loss per share calculation for the three and six-month periods ended June 30, 2004 as the effect would have been antidilutive. Employee stock options and warrants totaled approximately 4.5 million and 3.5 million shares at June 30, 2004 and 2003, respectively. For the three and six-month periods ended June 30, 2003, approximately 1.7 million and 1.8 million options, respectively, were excluded from fully diluted weighted average shares outstanding because the exercise price was less than the average market price for the period.

Note 4 – Contractual Agreements

     (a) Questcor Pharmaceuticals, Inc. -— In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company filed a New Drug Application of a nasal spray product configuration of Nascobal® in the fourth quarter of 2003 and will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of Questcor.

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

     In connection with the sale, Questcor and the Company entered into a security agreement (the “Security Agreement”) pursuant to which Questcor granted Nastech a security interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor. In the period ended June 30, 2003, the Company recognized a gain of $4,236,000 on the sale of the assets. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1.0 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and was recognized later in 2003 as license and research fee revenue.

     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the three and six month periods ended June 30, 2004, the Company recognized zero and $120,000, respectively, of product revenue related to the supply agreement. During the three months ended June 30, 2004, we manufactured an order of Nascobal® gel for Questcor which will be shipped during the third quarter.

     (b) Pharmacia & Upjohn Company — On January 24, 2003, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the six months ended June 30, 2003, the Company recognized $1.0 million in license and research fees and $500,000 of legal expense reimbursement which was recorded as a reduction of general and administrative expenses, relating to the $13.5 million payment.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and had agreed to manage and fund all future development in these indications. The Company received an upfront payment at signing in February 2002 of $3.0 million and an additional payment of $2.0 million for transfer of the apomorphine Investigational New Drug application to Pharmacia in April 2002. The $3.0 million upfront payment and $2.0 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. During the three months ended June 30, 2003, the Company recognized $273,000 in license fee revenue related to these payments. In April 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the Pharmacia Agreement.

Note 5 – Notes Payable

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank. Under the terms of the June 2003 note agreement, the Company could draw down up to $7.0 million for a one-year term and fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. In December 2003, the Company terminated the June 2003 note agreement and issued a new cash secured Revolving Line of Credit Note to Wells Fargo Bank to allow for borrowings up to $9.0 million through December 31, 2004. Monthly principal payments are no longer required under the new note and the interest rate and monthly interest payments are the same as the original note. The entire balance of the new note is due December 31, 2004. In January 2004, the Revolving Line of Credit Note was amended to incorporate a Letter of Credit Subfeature under which $648,000 of the $9.0 million line of credit is reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell facility under the terms of its lease for that facility. On March 26, 2004, the Company drew down approximately $2.2 million on the new note which represented all remaining available funds. As of June 30, 2004, the balance on the new note was $8,352,000 and the interest rate was 2.0% per annum.

Note 6 – Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”) to fund the Company’s fixed asset purchases. In December 2003, the GE Lease was amended to allow the Company to finance up to $2.75 million in additional purchases through December 31, 2004. In March 2004, the Company drew down approximately $333,000 on the GE Lease at an interest rate of 8.3%. In June 2004, the Company drew down approximately $706,000 on the GE Lease at an interest rate of 9.2%. As of June 30, 2004, the Company has approximately $1,268,000 which it may draw down through December 31, 2004.

Note 7 – Related Party Transactions

     The Company paid certain monthly expenses incurred by a company that is owned primarily by its Chief Executive Officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the three- and six-month periods ended June 30, 2004, the Company paid rent of zero and $1,500, respectively, and $9,200 and $18,400 during the three- and six-month periods ended June 30, 2003, respectively. In January 2004, the Company entered into an agreement to sublet this facility to a third party through May 31, 2004, the remaining term of the lease. At June 30, 2004 there are no further obligations of the Company relating to this transaction.

     In October 2003, the Company entered into a consulting agreement with a member of the Company’s Board of Directors, for strategic pharmaceutical consulting services. During the three- and six-month periods ended June 30, 2004 the board member was paid $15,000 and $60,000, respectively. The agreement terminated on April 30, 2004.

Note 8 – Stockholders’ Equity

     (a) Common Stock Offering — On June 25, 2004 the Company completed the sale of an aggregate of 1,136,364 shares of its common stock, par value $0.006 per share (the “Common Stock”), and warrants to purchase up to an aggregate of 511,364 shares of Common Stock (the “Warrants”). The sale was made pursuant to an effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12,500,000. The net proceeds from the offering will be used by the Company for general corporate purposes. At June 30, 2004 the amount remaining available on the shelf registration statement is approximately $10.1 million.

     The Warrants are exercisable for up to an aggregate of 511,364 shares of Common Stock, at an exercise price per share of $14.40, subject to adjustment for stock splits, stock dividends, distributions, issuance of securities at a price below the exercise price of the warrants, business combinations and similar transactions and provision for cashless exercise of the Warrants in certain circumstances. The Warrants are exercisable beginning six months from the date of issuance until the fifth anniversary of the date of issuance, subject to certain price protection and anti-dilution provisions.

     (b) Restricted Stock Grants — In June 2004 our 2004 Stock Incentive Plan was approved by our shareholders and restricted stock grants were issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to three years of the restricted shares. Approximately 84,000 shares of restricted stock were granted in June 2004. We accrued a liability of approximately $946,000 in deferred compensation in June 2004 related to these grants, and approximately $43,000 was expensed during the three months ended June 30, 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to the our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

     Nastech Pharmaceutical Company Inc. is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with approximately 200 patents and applications filed. We are developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration. Our intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and/or patient compliance. We are developing a diverse product portfolio across multiple therapeutic areas, including products targeted for the treatment of sexual dysfunction, obesity, pain management, osteoporosis and multiple sclerosis.

     We are building a pharmaceutical company leveraging our unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on our own. The key elements of our business model are to:

•	develop proprietary active delivery molecules from our tight junction and siRNA technologies;

•	focus on molecules where our technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps to generate validated clinical leads and products;

•	partner to complete or assist us to complete development and commercialization; and

•	provide turn-key commercial manufacturing of nasal delivery products.

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

     Our current business strategy seeks to broaden applications of our commitment to tight junction technology and formulation science, allowing drugs to be safer and more effective in patient treatment, with particular emphasis on the applications for nasal drug delivery.

     We have an accumulated deficit of $70 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of June 30, 2004, we had approximately $26 million in cash, cash equivalents and short–term investments. We believe that our current cash position provides us with adequate working capital through at least June 30, 2005. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.

     On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. A shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. On June 25, 2004 the Company completed the sale of an aggregate of 1,136,364 shares of its common stock, par value $0.006 per share (the “Common Stock”), and warrants to purchase up to an aggregate of 511,364 shares of Common Stock (the “Warrants”). The sale was made pursuant to the above-noted effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12,500,000. The net proceeds from the offering will be used by the Company for general corporate purposes. At June 30, 2004, the amount remaining available on the shelf registration statement was approximately $10.1 million.

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

     Development milestone payments are typically progress payments for specific events of development, such as completion of preclinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue based on the actual product research and development costs incurred to date as a fraction of the estimated total of such costs to be incurred over the development period.

     Royalty revenue is generally recognized at the time of product sale by the licensee.

     Revenue from R&D services performed is generally services performed under collaboration agreements and is recognized at the time the services are performed.

     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title has transferred.

Stock-based compensation

     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In Note 1 of the Notes to Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In the three and six month periods ended June 30, 2004 and 2003, our stock option grants were based on the closing price of our stock on the date of grant. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.

     In June 2004, our 2004 Stock Incentive Plan was approved by our shareholders and restricted stock grants were issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to three years of the restricted shares.

Income Taxes

     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed at that time.

Results of Operations

Revenue and cost of revenue

     Revenue amount and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product revenue, net	$—	$580	$120	$1,590
License and research fees	45	15,138	73	16,445

Total revenue	$45	15,718	$193	$18,035
Dollar decrease	$(15,673)		$(17,842)
Percentage decrease	(99.7%)		(98.9%)

     License and research fees were significantly higher in 2003 as compared to 2004, because of fees received by us in 2003 as a result of the divestiture agreement with Pharmacia under which we reacquired all rights to the intranasal apomorphine product.

     The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue for the three- and six-month periods ended June 30, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product revenue, net	—	$580	$120	$1,590
Cost of product revenue	—	121	64	266
Cost of product revenue as a % of product revenue	—	21%	53%	17%

     Product revenue consists of sales of Nascobal® nasal gel. During the three- and six-month periods ended June 30, 2003, we earned revenue from our own direct sales of Nascobal® nasal gel to drug wholesalers using a contract sales organization and contract distributor. On June 17, 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor. In connection with the sale, we entered into a supply agreement with Questcor under which Questcor is obligated to purchase from us all of its requirements for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the six-month period ended June 30, 2004, we earned manufacturing revenue under the supply agreement. As a result of the change from recognizing revenue from our own direct sales of Nascobal® in 2003 to earning manufacturing revenue under the supply agreement in 2004, product revenue decreased significantly. In addition, gross profit margins in 2004 were derived from manufacturing revenue as compared to the higher margins earned in 2003 from our own direct sales to drug wholesalers. During the three months ended June 30, 2004, we manufactured an order of Nascobal® gel for Questcor which will be shipped during the third quarter. In the future, we expect to receive manufacturing revenue under the supply agreement.

Research and development

     Research and development (“R&D”) expense consists primarily of salaries and other R&D personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees and other R&D costs. R&D expense by project as a percentage of total R&D expense and total R&D expense as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Peptide YY	43%	13%	53%	13%
Calcitonin	19%	52%	15%	44%
Tight Junctions and RNAi	16%	0%	14%	4%
PTH	10%	0%	6%	0%
Apomorphine Hydrochloride	1%	10%	5%	10%
Other R&D projects (1)	11%	25%	7%	29%

	100%	100%	100%	100%
Total R&D expense	$5,261	$4,051	$11,111	$6,860
Dollar increase	1,210		4,251
Percentage increase	30%		62%

1.	Other R&D projects include our oral abuse-resistant opioid, Nascobal® nasal spray and other projects.

     The increase in the three- and six-month periods ended June 30, 2004 over the same periods in 2003 resulted primarily from the following costs:

•	Personnel–related expenses increased 48% to $2.2 million and 42% to $4.3 million, respectively, due to an increase in staffing our research and development personnel in support of our research and development programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased 6% to $1.9 million and 52% to $4.7 million, respectively, due primarily to clinical trials performed for our PYY, calcitonin, RNAi and apomorphine products under development.

•	Facilities costs increased 26% to $0.9 million and 19% to $1.7 million, respectively, due to rent and related expenses on additional space leased in the Bothell facility.

•	R&D administrative expenses increased 79% to $0.2 million and 218% to $0.4 million, respectively, due primarily to patent royalty fees incurred.

     We expect an increase in research and development costs in the foreseeable future as we continue our research and development activities. These expenditures are subject to many uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for drug candidates. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of participants in the trials;

•	the duration of participant follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study.

     None of our current pipeline of drug candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the development process for a product, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development plans or capital requirements.

     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Sales and marketing

     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows, advertising, and in the first six months of 2003 costs of using a contract sales organization and contract distributor for Nascobal® nasal gel. Total sales and marketing expense and dollar and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total sales and marketing expense	$212	$1,111	$365	$1,957
Dollar decrease	(899)		(1,592)
Percentage decrease	(81%)		(81%)

     The decreases in the three- and six-month periods ended June 30, 2004 over the same periods in 2003 are due to reduced sales and marketing expenses following the sale of certain assets relating to our Nascobal® brand products which occurred in June 2003. In the first six months of 2003, we incurred costs associated with marketing programs to support our own direct sales of Nascobal® nasal gel. After the sale of certain assets relating to our Nascobal® brand products in June 2003, we no longer received revenue from our own direct sales of Nascobal® and this level of spending on sales and marketing was no longer necessary. We expect sales and marketing costs, which includes business development staff and activities, to increase somewhat in the foreseeable future to support activities associated with partnering our drug candidates.

General and administrative

     General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D and corporate activities, amortization of non-cash deferred stock option and restricted stock compensation, professional fees such as accounting and legal, corporate insurance, amortization of intangibles and facilities costs. Total general and administrative expense and dollar and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total general and administrative expense	$2,012	$1,635	$3,696	$2,984
Dollar increase	377		712
Percentage increase	23%		24%

     The increase in the three- and six-month periods ended June 30, 2004 over the same periods in 2003 resulted primarily from the following:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased $0.3 million to $0.7 million and $0.8 million to $1.8 million, respectively. These increases are primarily due to increases in recruiting, legal fees, non-cash compensation expenses related to restricted stock grants and consulting services. In addition, the prior year periods included a $500,000 expense reduction related to the reimbursement of legal expenses received as part of the divestiture agreement with Pharmacia.

•	Amortization of intangibles decreased $0.2 million and $0.4 million, respectively, to zero. In

2003 and prior periods we recorded amortization of intangibles expense on the Nascobal® related assets. In June 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor, at which time the amortization ceased.

     We expect general and administrative expenses to remain stable in the foreseeable future in support of our research and development and corporate activities.

Interest Income

     The following table sets forth information on interest income, average funds available for investment and average interest rate earned for the three- and six-month periods ended June 30, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income	$43	$47	$99	$99
Average funds available for investment	19,100	17,600	20,200	17,100
Average interest rate	0.9%	1.1%	1.0%	1.2%

     The changes in interest income in the periods ended June 30, 2004 over the same periods in 2003 were due to lower average interest rates earned due to lower prevailing market interest rates, offset by higher average balances available for investment.

Interest Expense

     We incur interest expense on our capital leases and our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate incurred for the three- and six-month periods ended June 30, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest expense	$94	$131	$191	$276
Ave. borrowings under capital leases and notes payable	11,000	7,800	10,000	7,700
Average interest rate	3.4%	6.7%	3.8%	7.2%

     The decrease in interest expense in the three- and six-month periods ended June 30, 2004 over the same periods in 2003 were due primarily to decreases in the average interest rate. In the three- and six- month periods ended June 30, 2004, average borrowings under the Wells Fargo note were approximately $8,350,000 and $7,400,000, respectively, at rates ranging up to 2%, and average borrowings under the GE Capital leases were approximately $2,650,000 and 2,600,000, respectively, at rates ranging from 8.3% to 9.96%. In the three- and six-month periods ended June 30, 2003, average borrowings under the Schwarz Pharma and Wells Fargo notes were approximately $6,900,000 and $7,000,000, respectively, at interest rates ranging from 1.5% to 7.5%, and average borrowings under the GE Capital leases were approximately $900,000 and $700,000, respectively, at interest rates ranging from 8.35% to 9.96%.

     In June 2003, we paid off the note payable to Schwarz Pharma in connection with our sale of certain assets of our Nascobal® brand products to Questcor. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of June 30, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was 2.0% per annum.

Liquidity and Capital Resources

Cash Requirements

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets, revenues received from our collaborative partners, equipment financing facilities and notes payable. As of June 30, 2004, we had approximately $26 million in cash, cash-equivalents and short-term investments.

     We have an accumulated deficit of $70 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. We believe that our current cash position provides us with adequate working capital through at least June 30, 2005. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.

     On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The terms of any future offering would be established at the time of the offering. The shelf registration statement was declared effective by the SEC on January 14, 2004. A shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. On June 25, 2004 the Company completed the sale of an aggregate of 1,136,364 shares of our common stock, par value $0.006 per share (the “Common Stock”), and warrants to purchase up to an aggregate of 511,364 shares of Common Stock (the “Warrants”). The sale was made pursuant to the above-noted effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12,500,000. The net proceeds from the offering will be used by the Company for general corporate purposes. At June 30, 2004, the amount remaining available on the shelf registration statement was approximately $10.1 million.

Sources and Uses of Cash

     Total sources and uses of cash for the three- and six-month periods ending June 30, 2004 and 2003 are as follows (dollar amounts presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash provided by (used in) operating activities	($6,256)	($4,531)	($14,261)	$4,476
Cash provided by (used in) investing activities	(2,012)	2,433	(2,357)	1,678
Cash provided by financing activities	13,362	1,797	16,105	1,405

Net increase (decrease) in cash and cash equivalents	$5,094	($301)	($513)	$7,559

     Our operating activities used cash of $6.3 million in the three months ended June 30, 2004, compared to $4.5 million in the same period in 2003, and used cash of $14.3 million in the first six months of 2004 compared to providing cash of $4.5 million in the first six months of 2003. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of property and equipment, deferred stock compensation and intangibles. In the six months ended June 30, 2003, we received a payment of $13.5 million from Pharmacia related to the divestiture agreement. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

     Our investing activities used cash of $2.0 million in the three months ended June 30, 2004, compared to cash provided of $2.4 million in the same period in 2003, and used cash of $2.4 million in the first six months of 2004, compared to cash provided of $1.7 million in the first six months of 2003. The 2003 periods included $9.0 million relating to the asset purchase agreement for the sale of Nascobal® to Questcor. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and purchases of equipment. We expect to continue to make significant investments in our research and development infrastructure, including the purchase of equipment to support our research and development activities.

     Our financing activities provided cash of $13.4 million in the three months ended June 30, 2004, compared to $1.8 million in the same period in 2003, and provided $16.1 million in the first six months of 2004, compared to $1.4 million in the first six months of 2003. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance of notes payable and proceeds from equipment financing facilities. We finance equipment purchases through equipment financing facilities, such as capital leases and our Revolving Line of Credit. During the six months ended June 30, 2004, we drew down approximately $2.3 million on our Revolving Line of Credit and $1.0 million on a capital lease facility. On December 18, 2003, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30.0 million. The shelf registration statement was declared effective by the SEC on January 14, 2004. On June 25, 2004 we completed the sale of an aggregate of 1,136,364 shares of its common stock, par value $0.006 per share (the “Common Stock”), and warrants to purchase up to an aggregate of 511,364 shares of Common Stock (the “Warrants”). The sale was made pursuant to the above-noted effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12,500,000. The net proceeds from the offering will be used by the Company for general corporate purposes. At June 30, 2004, the amount remaining available on the shelf registration statement was approximately $10.1 million.

Off-Balance Sheet Arrangements

     As of June 30, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

     (b) There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In June 2004, we granted a total of 84,360 restricted shares of our common stock to certain of our non-employee directors, officers and employees pursuant to our 2004 Stock Incentive Plan, which was adopted by our board of directors on April 14, 2004 and approved by our stockholders on June 9, 2004. The issuance of the restricted shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), because the issuance did not constitute a sale and by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder. No underwriters were used in connection with the delivery of such restricted shares.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2004, our stockholders approved the following proposals at its Annual Meeting of Stockholders:

1)	The election of the following nine (9) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes AGAINST
Dr. Steven C. Quay	8,582,829	31,607
J. Carter Beese, Jr.	8,572,802	41,634
Dr. Ian R. Ferrier	8,499,853	114,583
John V. Pollock	8,572,802	41,634
Bruce R. Thaw	8,582,829	31,607
Devin N. Wenig	8,572,802	41,634
Myron Z. Holubiak	8,582,829	31,607
Leslie D. Michelson	8,582,829	31,607
Gerald T. Stanewick	8,582,829	31,607

2)	The appointment of KPMG LLP as our independent auditors for the year ending December 31, 2004:

Votes FOR	Votes AGAINST
8,585,892	18,030

3)	The approval of our 2004 Stock Incentive Plan:

Votes FOR	Votes AGAINST
2,942,655	178,508

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K, dated April 21, 2004, in which we reported under Item 5 the nomination of Myron Z. Holubiak, Leslie D. Michelson, and Gerald T. Stanewick to our Board of Directors.

(2)	We filed a Current Report on Form 8-K, dated May 24, 2004, in which we reported under Item 5 that we acquired exclusive rights to the Cedars-Sinai Medical Center, Los Angeles, CA Peptide YY patent, patent applications and proprietary know-how estate to support ongoing commercialization efforts of our investigational PYY 3-36 Nasal Spray for obesity.

(3)	We filed a Current Report on Form 8-K, dated June 25, 2004, in which we reported under Item 5 that on June 24, 2004 we completed the sale of an aggregate of 1,136,364 shares of our common stock, par value $0.006 per share, and warrants to purchase up to an aggregate of 511,364 shares of our common stock.

(4)	We filed a Current Report on Form 8-K, dated June 29, 2004, in which we reported under Item 5 Phase 1-C clinical results of PYY3-36 Nasal Spray for obesity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 4, 2004.

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