Form 10-Q
period 2004-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2004-10-27
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Yes [✓]                      No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]                      No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
October 13, 2004	Common stock — $0.006 par value	13,474,511

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

     ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,542	$16,792
Short term investments	5,629	8,289
Accounts receivable, net	5,092	89
Inventories	59	180
Prepaid expenses and other assets	488	484

Total current assets	24,810	25,834
Property and equipment, net	4,949	4,474
Security deposits and other assets	487	830

Total assets	$30,246	$31,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,818	$2,390
Accrued expenses and other liabilities	1,849	1,510
Note payable	8,352	6,271
Deferred revenue, current portion	1,211	—
Capital lease obligations — current portion	1,389	897

Total current liabilities	14,619	11,068
Deferred revenue, net of current portion	3,785	—
Capital lease obligation, net of current portion	1,751	1,569
Other liabilities	567	595

Total liabilities	20,722	13,232

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 13,399,211 and 11,849,128 shares outstanding at September 30, 2004 and December 31, 2003, respectively	80	71
Additional paid-in capital	88,509	73,428
Deferred compensation	(1,531)	(749)
Accumulated deficit	(77,534)	(54,844)

Total stockholders’ equity	9,524	17,906

Total liabilities and stockholders’ equity	$30,246	$31,138

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product revenue, net	$180	$207	$300	$1,797
License and research fees	23	287	96	16,732

Total revenues	203	494	396	18,529

Costs and expenses:
Cost of product revenue	126	169	190	435
Research and development	4,919	5,096	16,030	11,956
Sales and marketing	291	158	656	2,115
General and administrative	2,394	1,317	6,090	4,301

Total operating expenses	7,730	6,740	22,966	18,807

Net loss from operations	(7,527)	(6,246)	(22,570)	(278)
Gain on sale of product	—	—	—	4,236
Interest income	83	57	182	156
Interest expense	(111)	(62)	(302)	(338)

Net income (loss)	$(7,555)	$(6,251)	$(22,690)	$3,776

Net income (loss) per common share:
Basic	$(0.57)	$(0.58)	$(1.83)	$0.36

Diluted	$(0.57)	$(0.58)	$(1.83)	$0.35

Shares used in computing net income (loss) per share:
Basic	13,250	10,720	12,412	10,388

Diluted	13,250	10,720	12,412	10,942

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock
			Additional			Total
			Paid-in	Deferred		Stockholders’
	Shares	Amount	Capital	Compensation	Accumulated Deficit	Equity
Balance December 31, 2003	11,849,128	$71	$73,428	$(749)	$(54,844)	$17,906
Proceeds from issuance of common shares and warrants in connection with private placement, net	1,136,364	7	12,264	—	—	12,271
Proceeds from shares issued in connection with options and warrants	280,299	2	1,405	—	—	1,407
Compensation related to restricted stock	133,420	—	1,388	(1,136)	—	252
Compensation related to stock options	—	—	24	354	—	378
Net loss	—	—	—	—	(22,690)	(22,690)

Balance September 30, 2004	13,399,211	$80	$88,509	$(1,531)	$(77,534)	$9,524

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income (loss)	$(22,690)	$3,776
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of product	—	(4,236)
Non-cash compensation related to stock options	378	353
Non-cash compensation related to restricted stock	252	—
Depreciation and amortization	1,083	1,180
Loss on retirement of property and equipment	39	—
Changes in assets and liabilities:
Accounts and other receivables	(5,003)	643
Inventories	121	89
Prepaid expenses and other assets	564	(124)
Accounts payable	(572)	505
Deferred revenue	4,996	(3,250)
Accrued expenses and other liabilities	311	(428)

Net cash used in operating activities	(20,521)	(1,492)

Investing activities:
Sale of product	—	12,000
Property and equipment acquisitions	(1,597)	(1,428)
Purchases of investments	(7,865)	(6,397)
Maturities of investments	10,300	—

Net cash provided by investing activities	838	4,175

Financing activities:
Payment of note payable in connection with sale of product	—	(7,250)
Proceeds from notes payable	2,227	7,000
Payments on notes payable	(146)	(292)
Borrowings under capital lease line	1,423	1,478
Payments on capital leases	(749)	(201)
Exercise of stock options and warrants	1,407	730
Private placement of common shares and warrants	12,271	9,963

Net cash provided by financing activities	16,433	11,428

Net increase (decrease) in cash and cash equivalents	(3,250)	14,111
Cash and cash equivalents – beginning of period	16,792	9,021

Cash and cash equivalents – end of period	$13,542	$23,132

Supplemental disclosures of investing and financing activities:
Cash paid for interest	302	464
Receivable for sale of product	—	2,000

See accompanying notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2003, included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the financial statements of Nastech Pharmaceutical Company Inc. and its wholly owned subsidiary, Atossa HealthCare Inc. (collectively, “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2004 are not necessarily indicative of the results for the year ended December 31, 2004 or for any future period.

     Certain reclassifications have been made to the 2003 information to conform to the current period presentation.

Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the disclosure of pro forma net income and earnings per share as if the fair value-based method was utilized in measuring compensation expense.

     The per share weighted average fair value of stock options granted during the three months ended September 30, 2004, and 2003 was $7.66, and $5.97, respectively, and for the nine months ended September 30, 2004 and 2003 was $7.57 and $5.95, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.5%	3.1%	3.4%	2.9%
Expected stock volatility	81%	82%	82%	91%
Expected option life	5 years	5 years	5 years	5 years

     Had compensation cost been determined based on the fair value at the grant date for our stock options under SFAS No. 123, net income (loss) would have been reported as the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(7,555)	$(6,251)	$(22,690)	$3,776
Add: Stock-based employee compensation included in the reported net income (loss)	335	118	630	353
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,232)	(1,175)	(3,596)	(4,358)
Pro forma net loss	$(8,452)	$(7,308)	$(25,656)	$(229)
Net Income (Loss) per share
Basic– as reported	$(0.57)	$(0.58)	$(1.83)	$0.36
Basic– pro forma	$(0.64)	$(0.68)	$(2.07)	$(0.02)
Diluted – as reported	$(0.57)	$(0.58)	$(1.83)	$0.35
Diluted – pro forma	$(0.64)	$(0.68)	$(2.07)	$(0.02)

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock based compensation and would result in stock based compensation costs, including options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock based compensation transactions using APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair value based method. In October 2004, the FASB voted to delay the effective date of its proposed standard such that if approved, the proposed Statement would be applied prospectively to public entities for awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005.

Note 2 – Business

     The Company is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with over 200 patents and applications filed. The Company is developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration. The Company’s intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and/or patient compliance. The Company is developing a diverse product portfolio across multiple therapeutic areas, including, but not limited to, products targeted for the treatment of obesity, osteoporosis, pain management, sexual dysfunction and multiple sclerosis.

     The Company is leveraging its unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then alone. The key elements of the Company’s business model are to:

•	develop proprietary active delivery molecules from its tight junction and RNAi technologies;

•	focus on molecules where its technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps at the Company’s own expense to generate validated clinical leads and products;

•	partner to complete or assist the Company to complete development and commercialization under financial arrangements where the Company’s costs, if any, are largely recovered; and

•	upon approval and commercialization, provide turn-key commercial manufacturing of nasal delivery products at a profit.

     The Company is a leader in molecular-biology based drug delivery, which involves the pharmaceutical manipulation of “tight junctions.” Tight junctions are the cell-to-cell connections in the various tissues of the body that function to provide barrier integrity and to regulate the transport and passage of therapeutic drugs across these natural boundaries. The Company also has expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. The Company’s drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimal routes.

     The Company’s core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. The Company investigates the commercial weaknesses of pharmaceutical products in development or currently available in oral, injectable or other dosage forms, and determines the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product, thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery. Pharmaceuticals that are currently injected can also be candidates for nasal delivery.

     The Company’s current business strategy seeks to broaden applications of its commitment to tight junction technology and formulation science, allowing drugs to be safer and more effective in patient treatment, with particular emphasis on the applications for nasal drug delivery in the prescription and over-the-counter markets.

     As of September 30, 2004, the Company had an accumulated deficit of approximately $77.5 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and in private placements and also through revenue provided by its collaborative partners. As discussed in Note 8, the Company currently has two effective shelf registration statements that total approximately $90.1 million pursuant to which the Company may raise funds, subject to market conditions and the Company’s capital needs.

     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, negotiate or maintain successful collaborative arrangements, protect its patents and proprietary technology, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 3 – Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Outstanding employee stock options, restricted stock and warrants totaled approximately 4.7 million and 4.2 million shares at September 30, 2004 and 2003, respectively. The effect of employee stock options, restricted stock and warrants at September 30, 2004 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been antidilutive. The effect of employee stock options and warrants at September 30, 2003 was not included in the net loss per share calculation for the three months then ended as the effect would have been antidilutive. For the nine-month period ended September 30, 2003, approximately 2.3 million options were excluded from fully diluted weighted average shares outstanding because the exercise price was less than the average market price for the period.

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

     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million on September 30, 2003 and approximately $2.2 million on December 31, 2003. Questcor has also agreed to make payments of: (i) $2 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     In connection with the sale, Questcor and the Company entered into a security agreement (the “Security Agreement”) pursuant to which Questcor granted Nastech a security interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor. During the three-month period ended June 30, 2003, the Company recognized a gain of approximately $4.2 million on the sale of the assets. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the time of the sale, approximately $1 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred. Approximately $0.1 million was recognized in the three-month period ending September 30, 2003 and approximately $0.9 million was recognized in the three-month period ending December 31, 2003 as license and research fee revenue.

     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the three- and nine-month periods ended September 30, 2004, the Company recognized approximately $180,000 and $300,000, respectively, of product revenue related to the supply agreement.

     (b) Pharmacia & Upjohn Company — On January 24, 2003, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia & Upjohn Company (“Pharmacia”), under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). Upon the signing of the Divestiture Agreement in January 2003, Pharmacia made a cash payment to the Company of $13.5 million consisting of a $6 million divestiture payment, $7 million in research and development funds and $500,000 for reimbursement of expenses of the divestiture transaction. During the nine months ended September 30, 2003, the Company recognized $13 million in license and research fees and $500,000 of legal expense reimbursement which was recorded as a reduction of general and administrative expenses.

     Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and had agreed to manage and fund all future development in these indications. The Company received an upfront payment at signing in February 2002 of $3 million and an additional payment of $2 million for transfer of the apomorphine Investigational New Drug application to Pharmacia in April 2002. The $3 million upfront payment and $2 million additional payment were being amortized over the estimated development period on a straight-line basis through December 31, 2005. In April 2003, the Company recognized all remaining deferred revenue from the license fees due to the termination of the Pharmacia Agreement.

     (c) Merck & Co. Inc. — On September 24, 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck & Co., Inc. (“Merck”), for the global development and commercialization of Peptide YY 3-36 Nasal Spray (“PYY”), the Company’s Phase I product for the treatment of obesity. The Agreements provide that Merck will assume primary responsibility for clinical and non-clinical studies and regulatory approval, while the Company will be responsible for all manufacturing of PYY-related product. Merck will lead and fund commercialization, subject to the Company’s exercise of an option to co-promote the product in the United States.

     Under the Agreements, the Company received an initial cash payment of $5 million in October 2004. The $5 million initial payment is being amortized over the estimated development period, and has been recorded as deferred revenue, net of revenue earned, in the accompanying balance sheet. If certain development and approval milestones are achieved, the Company will be eligible to receive up to an additional $131 million from Merck. If certain sales-related milestones are achieved, the Company would be eligible to receive up to an additional $210 million from Merck. Merck will pay the Company for manufacturing-related development activities and will purchase clinical supply and finished product upon commercialization from the Company. The Company will also receive royalties on product sales.

     (d) Thiakis Limited – On September 27, 2004 the Company announced it acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of intranasal delivery of PYY and the use of glucagons-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, Nastech made an equity investment in and paid an initial license fee to Thiakis, Ltd. (“Thiakis”). Under the agreement, Thiakis is entitled to receive additional milestone fees, patent-based royalties and additional equity investments based upon future progress of the intellectual property and product development processes.

Note 5 – Notes Payable

     In June 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank. Under the terms of the June 2003 note agreement, the Company could borrow up to $7 million for a one-year term and fix the interest rate for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. In December 2003, the Company terminated the June 2003 note agreement and issued a new cash-secured Revolving Line of Credit Note to Wells Fargo Bank to allow for borrowings up to $9 million through December 31, 2004. Monthly principal payments are no longer required under the December 2003 note and the interest rate and monthly interest payments are the same as the original note. In January 2004, the Revolving Line of Credit Note was amended to incorporate a Letter of Credit Subfeature under which $648,000 of the $9 million line of credit is reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell facility under the terms of its lease for that facility. On March 26, 2004, the Company borrowed approximately $2.2 million on the new note which represented all remaining available funds. As of September 30, 2004, the balance on the December 2003 note was $8,352,000 and the interest rate was 2.375% per annum.

     In October 2004 the Company terminated the December 2003 agreement and issued a new cash-secured Revolving Line of Credit Note to Wells Fargo Bank to allow for borrowings up to $11.5 million through December 31, 2005. The interest rate on the borrowings may be fixed for one, two or three months at a rate of three-quarters percent above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. The October 2004 note includes a Letter of Credit Subfeature under which $1,000,000 of credit is reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell facility under the terms of its lease for that facility. As of September 30, 2004, the balance reserved on the Letter of Credit was $648,000. The entire balance of the new note is due December 31, 2005.

Note 6 – Capital Lease Obligation

     In April 2002, the Company entered into a capital lease agreement with GE Capital Corporation (the “GE Lease”) to fund the Company’s fixed asset purchases. In December 2003, the GE Lease was amended to allow the Company to finance up to an additional $2.75 million in purchases through December 31, 2004. In March 2004, the Company drew down approximately $333,000 on the GE Lease at an interest rate of 8.3%. In June 2004, the Company drew down approximately $706,000 on the GE Lease at an interest rate of 9.2%. In September 2004, the Company drew down approximately $384,000 on the GE Lease at an interest rate of 8.7%. As of September 30, 2004, the Company has approximately $884,000 remaining on the GE Lease which it may utilize through December 31, 2004.

Note 7 – Related Party Transactions

     The Company paid certain monthly expenses incurred by a company that is owned and controlled primarily by its Chief Executive Officer in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the three- and nine-month periods ended September 30, 2004, the Company paid rent of zero and $1,500, respectively, and $9,300 and $27,700 during the three- and nine-month periods ended September 30, 2003, respectively. In January 2004, the Company entered into an agreement to sublet this facility to a third party through May 31, 2004, the remaining term of the lease. At September 30, 2004 there are no further obligations of the Company relating to this transaction.

     In October 2003, the Company entered into a consulting agreement, which terminated in April 2004, with Dr. Ian Ferrier, a member of the Company’s Board of Directors, for strategic pharmaceutical consulting services. During the nine-month period ended September 30, 2004, Dr. Ferrier was paid $60,000.

Note 8 – Stockholders’ Equity

(a) Common Stock Offering — On June 25, 2004 the Company completed the sale of 1,136,364 shares of its common stock and warrants to purchase up to 511,364 shares of common stock. The sale was made pursuant to an effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds of $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The net proceeds from the offering will be used by the Company for general corporate purposes. At September 30, 2004 the amount remaining available on the shelf registration statement was approximately $10.1 million.

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

(b) Equity Compensation Awards.

     (1) Stock Option Plans. In June 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares have been reserved for issuance. As of September 30, 2004, 133,420 shares of restricted common stock have been issued under the 2004 Plan which vest between one and three years. In 2002, the Company established the 2002 Stock Option Plan, pursuant to which options to purchase an aggregate of 1,362,500 shares of common stock were outstanding and 37,500 authorized shares were available for future issuance as of September 30, 2004. In 2000, the Company established the 2000 Nonqualified Stock Option Plan, pursuant to which options to purchase an aggregate of 708,199 shares of common stock were outstanding and 126,324 authorized shares were available for future issuance as of September 30, 2004. In 1990, the Company established the 1990 Stock Option Plan, pursuant to which options to purchase an aggregate of 287,333 shares of common stock were outstanding under the 1990 Plan and no shares were available for future issuance as of September 30, 2004. In addition, in 2002 the Company issued 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company. The Company has filed separate registration statements on Form S-8 registering awards under each of the Company’s equity compensation plans and the 561,719 options awarded outside the plans

     (2) Restricted Stock Awards. Pursuant to certain restricted stock awards granted pursuant to the Company’s 2004 Plan, the Company has issued shares of restricted common stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to three years of the restricted shares. Approximately 49,000 and 133,000 shares of restricted stock were granted and issued in the three- and nine-month periods ended September 30, 2004, respectively. Approximately $1.4 million in deferred compensation was recorded related to these grants. The Company expensed approximately $210,000 and $252,000 as stock compensation expense related to this program during the three- and nine-month periods ended September 30, 2004. No compensation expense related to restricted stock was recognized in any period during 2003.

(c) SEC Shelf Registration Statements — The Company currently has two shelf registration statements on Form S-3. On December 18, 2003, the Company filed a shelf registration statement on Form S-3, pursuant to which the Company may issue common stock and warrants from time to time, up to an aggregate of $30 million. The shelf registration statement was declared effective by the SEC on January 14, 2004. At September 30, 2004, the amount remaining available on this shelf registration statement was approximately $10.1 million. On September 30, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC, pursuant to which the Company may issue common stock, warrants and debt securities from time to time, up to an aggregate of $80 million. The terms of any future offering would be established at the time of the offering. A shelf registration statement enables the Company to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. The latter shelf registration statement was declared effective by the SEC on October 8, 2004.

Note 9 – Subsequent Events

     On October 22, 2004 the Company entered into a license agreement with Par Pharmaceutical, Inc. (“Par”) for the exclusive U.S. distribution and marketing rights to its generic calcitonin-salmon nasal spray. Under the terms of the agreement with Par, the Company will manufacture and supply finished generic calcitonin-salmon nasal spray product to Par, while Par will distribute the product in the US. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization. The Company filed its Abbreviated New Drug Application with the FDA on December 23, 2003, which was accepted on February 17, 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

     Nastech Pharmaceutical Company Inc. is an emerging pharmaceutical company developing products based on applying proprietary drug delivery technologies, with over 200 patents and applications filed. We are developing molecular biology-based technologies for delivering both small and large molecule drugs by nasal administration. Our intranasal drug delivery technology may lead to greater drug efficacy, speed of action, safety, and/or patient compliance. We are developing a diverse product portfolio across multiple therapeutic areas, including, but not limited to, products targeted for the treatment of obesity, osteoporosis, pain management, sexual dysfunction and multiple sclerosis.

     We are building a pharmaceutical company leveraging our unique drug delivery capabilities and technologies as the means to develop commercial products – initially with partners, then on our own. The key elements of our business model are to:

•	develop proprietary active delivery molecules from our tight junction and RNAi technologies;

•	focus on molecules where our technologies will offer significant clinical advantages;

•	conduct preclinical, clinical and manufacturing steps at our own expense to generate validated clinical leads and products;

•	partner to complete or assist us to complete development and commercialization under financial arrangements where our costs, if any, are largely recovered; and

•	upon approval and commercialization, provide turn-key commercial manufacturing of nasal delivery products at a profit.

     We are a leader in molecular-biology based drug delivery, which involves the pharmaceutical manipulation of “tight junctions.” Tight junctions are the cell-to-cell connections that comprise various tissues of the body and that regulate the transport and passage of therapeutic drugs across these natural barriers. We also have expertise in formulation science, a systematic approach to drug development using biophysics, physical chemistry and pharmacology to maximize therapeutic efficacy and safety, which sometimes involves a change in route of administration. Our drug delivery technology is essential in designing an optimized, customizable dosage form and in delivering proteins and large molecule drugs that can currently only be delivered by injection or other non-optimal routes.

     Our core technical competency in molecular-biology based drug delivery involves the research, development and manufacture of nasally administered prescription pharmaceuticals. We investigate the commercial weaknesses of pharmaceutical products in development or currently available in oral, injectable or other dosage forms, and we determine the advantages an alternative drug delivery system, such as intranasal, would have for the same drug in the market place. For example, while the oral route of drug delivery is the most popular and least expensive method of delivery, gastrointestinal and liver metabolism can reduce an oral drug’s effectiveness. Generally, a nasal delivery system will provide faster absorption into the blood stream than an oral product thereby resulting in faster onset of action. Other advantages of this therapy may include lower drug doses, fewer side effects, greater safety and efficacy, greater convenience to the patient, better patient compliance of prescribed drug therapy and lower overall health care costs for the patient when compared to established methods of delivery. Pharmaceuticals that are currently injected can also be candidates for nasal delivery.

     Our current business strategy seeks to broaden applications of our commitment to tight junction technology and formulation science, allowing drugs to be safer and more effective in patient treatment, with particular emphasis on the applications for nasal drug delivery in the prescription and over-the-counter markets.

     We have an accumulated deficit of approximately $77.5 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of September 30, 2004, we had approximately $19.2 million in cash, cash equivalents and short-term investments. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital through September 30, 2005. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development (“R&D”) programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional funds from new investors or in the public markets.

     In December 2003, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which we may issue common stock and warrants from time to time, up to $30 million. The terms of any future offering would be established at the time of the offering. A shelf registration statement enables us to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. In June 2004 the Company completed the sale of 1,136,364 shares of its common stock, par value $0.006 per share, and warrants to purchase up to 511,364 shares of common stock. The sale was made pursuant to the above-noted effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12.5 million. The net proceeds from the offering will be used by the Company for general corporate purposes. At September 30, 2004, the amount remaining available on this shelf registration statement was approximately $10.1 million.

     On September 30, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on October 8, 2004, pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate of $80 million. The terms of any future offering would be established at the time of the offering. A shelf registration statement enables us to raise funds from the offering of securities covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.

Critical Accounting Estimates

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the current information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We also have other policies that we consider significant accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.

Revenue Recognition

     Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, milestone payments, royalties, revenue from product manufacturing, R&D services performed and product sales revenue.

     Upfront non-refundable fees received under research collaboration agreements are generally recognized over the term of the related research period. The effect of any changes in estimated development time or costs of development are recognized prospectively. Any such changes could impact future revenue recognition depending on whether estimated time or costs increase or decrease. Upfront non-refundable fees received under license agreements, which do not require any further research and development activities or other continuing involvement on our part are recognized upon delivery.

     Development milestone payments are typically progress payments for specific events of development, such as completion of preclinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. These milestone payments are generally non-refundable and recognized as revenue when the milestone has been achieved.

     Royalty revenue is generally recognized at the time of product sale by the licensee.

     Revenue from R&D services performed is generally received for services performed under collaboration agreements, and is recognized at the time the services are performed.

     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title has transferred.

Stock-based compensation

     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In Note 1 of the Notes to Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. During the periods ended September 30, 2004 and 2003, our stock option grants were based on the closing price of our stock on the date of grant. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility, which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.

     In June 2004, our 2004 Stock Incentive Plan was approved by our shareholders and restricted stock grants were issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to three years of the restricted shares.

Income Taxes

     A critical estimate is the full valuation allowance for deferred taxes that has been recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve future profitability, such deferred tax allowance, or a portion thereof, would be reversed and an income tax benefit would be recorded.

Results of Operations

Revenue and cost of revenue

     Revenue amount and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product revenue, net	$180	$207	$300	$1,797
License and research fees	23	287	96	16,732
Total revenue	$203	$494	$396	$18,529
Dollar decrease	$(291)		$(18,133)
Percentage decrease	(59%)		(98%)

     License and research fees were significantly higher in 2003 as compared to 2004, because of fees received by us in 2003 and recognition of previously deferred amounts as a result of the divestiture agreement with Pharmacia pursuant to which we reacquired all rights to the intranasal apomorphine product.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product revenue, net	$180	$207	$300	$1,797
Cost of product revenue	126	169	190	435
Cost of product revenue as a % of product revenue	70%	82%	63%	24%

     Product revenue consists of sales of Nascobal® nasal gel. During the interim periods ended September 30, 2003, we earned revenue from our own direct sales of Nascobal® nasal gel to drug wholesalers using a contract sales organization and contract distributor. In June 2003, we completed the sale of certain assets relating to our Nascobal® brand products to Questcor. In connection with the sale, we entered into a supply agreement with Questcor under which Questcor is obligated to purchase from us all of its requirements for the Nascobal® nasal gel and, upon FDA approval, the Nascobal® nasal spray. During the interim periods ended September 30, 2004, we earned product revenue under the supply agreement. As a result of the change from recognizing revenue from our own direct sales of Nascobal® in 2003 to earning manufacturing revenue under the supply agreement in 2004, product revenue decreased significantly. In addition, gross profit margins in 2004 were derived from product revenue as compared to the higher margins earned in 2003 from our own direct sales to drug wholesalers. In the future, we expect to receive product revenue under the supply agreement.

Research and development

     R&D expense consists primarily of salaries and other R&D personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees and other R&D costs. R&D expense by project as a percentage of total R&D expense and total R&D expense as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Peptide YY (3-36)	36%	14%	49%	14%
Calcitonin	23%	27%	17%	35%
Tight Junctions and RNAi	24%	5%	16%	7%
PTH	4%	0%	5%	0%
Apomorphine	4%	41%	5%	26%
Other R&D projects (1)	9%	13%	8%	18%
	100%	100%	100%	100%
Total R&D expense	$4,919	$5,096	$16,030	$11,956
Dollar increase (decrease)	(177)		4,074
Percentage increase (decrease)	(3%)		34%

1.	Other R&D projects include, without limitation, our oral abuse-resistant opioid, Nascobal® nasal spray and other projects.

     The decrease in the three-month period ended September 30, 2004 over the same period in 2003 resulted primarily from the following costs:

•	Costs of clinical trials, consulting, outside services and laboratory supplies decreased to $1.4 million from $2.7 million due primarily to the timing of clinical trials performed for our PYY, calcitonin, RNAi and apomorphine products under development.

•	Personnel–related expenses increased to $2.3 million from $1.7 million due to an increase in staffing our research and development personnel in support of our research and development programs.

•	Facilities costs increased to $0.8 million from $0.6 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation on equipment.

•	R&D administrative expenses increased to $0.5 from $0.1 million due primarily to patent license fees incurred.

     The increase in the nine-month period ended September 30, 2004 over the same period in 2003 resulted primarily from the following costs:

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased to $6.1 million from $5 million due primarily to the timing of clinical trials performed for our PYY, calcitonin, RNAi and apomorphine products under development.

•	Personnel–related expenses increased to $6.6 million from $4.8 million due to an increase in staffing our research and development personnel in support of our research and development programs.

•	Facilities costs increased to $2.5 million from $2 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation on equipment.

•	R&D administrative expenses increased to $0.9 million from $0.2 million due primarily to patent license fees incurred.

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

Sales and marketing

     Sales and marketing expense, including business development, consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows, advertising, and in the first nine months of 2003 costs of using a contract sales organization and contract distributor for Nascobal® nasal gel. Total sales and marketing expense and dollar and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total sales and marketing expense	$291	$158	$656	$2,115
Dollar increase (decrease)	133		(1,459)
Percentage increase (decrease)	84%		(69%)

     The increase in the three-month period ended September 30, 2004 over the same period in 2003 resulted primarily from increased market research and business development personnel costs. The decrease in the nine-month period ended September 30, 2004 over the same period in 2003 resulted primarily from reduced sales and marketing expenses following the sale of certain assets relating to our Nascobal® brand products which occurred in June 2003. In the first six months of 2003, we incurred costs associated with marketing programs to support our own direct sales of Nascobal® nasal gel. After the sale of certain assets relating to our Nascobal® brand products in June 2003, we no longer receive revenue from our own direct sales of Nascobal® and this level of spending on sales and marketing was no longer necessary. We expect sales and marketing costs, which includes business development staff and activities, to increase somewhat in the foreseeable future to support activities associated with partnering our other drug candidates.

General and administrative

     General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D and corporate activities, amortization of non-cash deferred stock option and restricted stock compensation, professional fees such as accounting and legal, corporate insurance and facilities costs. Total general and administrative expense and dollar and percentage changes as compared to the same periods in the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total general and administrative expense	$2,394	$1,317	$6,090	$4,301
Dollar increase	1,077		1,789
Percentage increase	82%		42%

     The increase in the three- and nine-month periods ended September 30, 2004 over the same periods in 2003 was due primarily to increased legal and accounting fees, corporate insurance, non-cash stock compensation expense related to restricted stock grants and other administrative costs. In addition, the nine-month period ended September 30, 2003 included a $500,000 expense reduction related to the reimbursement of legal expenses received as part of the divestiture agreement with Pharmacia. We expect general and administrative expenses to remain stable or to increase in the foreseeable future. This will depend on the growth of our R&D and other corporate activities.

Interest Income

     The following table sets forth information on interest income, average funds available for investment and average interest rate earned for the three-and nine-month periods ended September 30, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$83	$57	$182	$156
Average funds available for investment	$22,200	$17,000	$20,400	$16,500
Average interest rate	1.5%	1.3%	1.2%	1.3%

     The changes in interest income in the three-month period ended September 30, 2004 over the same period in 2003 was due to higher average interest rates earned due to increasing prevailing market interest rates, combined with higher average balances available for investment. The changes in interest income in the nine-month period ended September 30, 2004 over the same period in 2003 was primarily due to higher average balances available for investment.

Interest Expense

     We incur interest expense on our capital leases and our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate incurred for the three- and nine-month periods ended September 30, 2004 and 2003 (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense	$111	$62	$302	$338
Ave. borrowings under capital leases and notes payable	$11,400	$8,400	$10,400	$7,900
Average interest rate	3.9%	3.0%	3.9%	5.7%

     The increase in interest expense in the three-month period ended September 30, 2004 over the same period in 2003 was due to an increase in the average interest rate combined with higher average balances owed. The decrease in interest expense in the nine-month period ended September 30, 2004 over the same period in 2003 was due to a decrease in the average interest rate, partially offset by higher average balances owed. In the three- and nine-month periods ended September 30, 2004, average borrowings under the Wells Fargo note were approximately $8.4 million and $7.7 million, respectively, at rates ranging up to approximately 2.4%, and average borrowings under the GE Capital leases were approximately $3 million and $2.7 million, respectively, at rates ranging from approximately 8.3% to 10%. In the three- and nine-month periods ended September 30, 2003, average borrowings under the Schwarz Pharma and Wells Fargo notes were approximately $6.9 million and $7 million, respectively, at interest rates ranging from 1.5% to 7.5%, and average borrowings under the GE Capital leases were approximately $1.5 million and $0.9 million, respectively, at interest rates ranging from approximately 8.3% to 10%.

     In June 2003, we paid off the note payable to Schwarz Pharma in connection with our sale of certain assets of our Nascobal® brand products to Questcor. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of September 30, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 2.4% per annum.

Liquidity and Capital Resources

Cash Requirements

     We have financed our operations primarily through the sale of common stock and warrants in private placements and in the public markets, revenues received from our collaborative partners, equipment financing facilities and notes payable. As of September 30, 2004, we had approximately $19.2 million in cash, cash-equivalents and short-term investments.

     We have an accumulated deficit of approximately $77.5 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and product sales for us. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital through September 30, 2005. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our R&D programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional funds from new investors or in the public markets.

     In December 2003, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC in January 2004, pursuant to which we may issue common stock and warrants from time to time, up to an aggregate of $30 million. The terms of any future offering would be established at the time of the offering. A shelf registration statement enables us to raise funds from the offering of securities covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs. In June 2004 the Company completed the sale of 1,136,364 shares of our common stock and warrants to purchase up to 511,364 shares of common stock. The sale was made pursuant to the above-noted effective shelf registration statement and a Securities Purchase Agreement. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of $12.5 million. The net proceeds from the offering will be used by the Company for general corporate purposes. At September 30, 2004, the amount remaining available on this shelf registration statement was approximately $10.1 million.

     On September 30, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on October 8, 2004, pursuant to which we may issue common stock, warrants and debt securities from time to time, up to an aggregate of $80 million. The terms of any future offering would be established at the time of the offering. A shelf registration statement enables us to raise funds from the offering of securities covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.

Sources and Uses of Cash

     Total sources and uses of cash for the nine-month periods ending September 30, 2004 and 2003 are as follows (dollar amounts presented in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Cash used in operating activities	($20,521)	($1,492)
Cash provided by investing activities	838	4,175
Cash provided by financing activities	16,433	11,428
Net increase (decrease) in cash and cash equivalents	($3,250)	$14,111

     Our operating activities used cash of $20.5 million in the first nine months of 2004 compared to $1.5 million in the first nine months of 2003. Cash used in operating activities relates primarily to funding net losses, partially offset by an increase in deferred revenue from Merck and non-cash charges related to depreciation and amortization of property and equipment and stock compensation. The increase in the use of cash from $1.5 million in the nine months ended September 30, 2003 to $20.5 million in the nine months ended September 30, 2004 is primarily due to receipt of $13.5 million from Pharmacia related to the divestiture agreement in the 2003 period. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

     Our investing activities provided cash of $0.8 million in the first nine months of 2004, compared to providing cash of $4.2 million in the first nine months of 2003. The 2003 period included $12 million relating to the asset purchase agreement for the sale of Nascobal® to Questcor. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.

     Our financing activities provided cash of $16.4 million in the first nine months of 2004, compared to $11.4 million in the first nine months of 2003. The increase in cash from financing activities is primarily due to the June 2004 issuance of common stock and warrants and the March 2004 issuance of notes payable. We finance equipment purchases through equipment financing facilities, such as capital leases and our Revolving Line of Credit. During the nine months ended September 30, 2004, we drew down approximately $2.2 million on our Revolving Line of Credit and $1.4 million on a capital lease facility. For a discussion of our effective shelf registration statements on Form S-3, see “Liquidity and Capital Resources – Cash Requirements.”

Off-Balance Sheet Arrangements

     As of September 30, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher). To mitigate market risk, securities have a maturity date within 15 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer excluding the U.S. government do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. Our exposure to market risk for changes in interest rates relates to our marketable investment securities. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. We do not utilize derivative financial instruments.

ITEM 4 – CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	(1) Warrants. During the nine months ended September 30, 2004, the Company issued 10,000 shares of common stock to a holder of common stock warrants (the “Warrants”) upon the exercise of such Warrants in a single private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holder of the Warrants was an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act. The Warrants were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share.

(2)	Restricted Stock. During three months ended September 30, 2004, the Company granted a total of 49,060 restricted shares (the “Restricted Shares”) of common stock to certain non-employee directors, officers and employees pursuant to the Company’s 2004 Stock Incentive Plan. The issuance of 23,340 of the Restricted Shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. The remaining 25,720 Restricted Shares that were issued during the three months ended September 30, 2004 were pursuant to a registration statement on Form S-8 filed with the SEC on August 13, 2004. No underwriters were used in connection with the delivery of any of the Restricted Shares.

ITEM 6 – EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on October 26, 2004.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Gregory L. Weaver

Gregory L. Weaver, CPA
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporate herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-Kdated September 30, 2002 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company dated September 20, 1983 (filed as Exhibit 3.1 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 30, 1989 (filed as Exhibit 3.2 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 8, 1993 (filed as Exhibit 3.3 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company dated December 30, 1996 (filed as Exhibit 3.4 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated August 15, 1999 (filed as Exhibit 3.5 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.6	Certificate of Designation of Rights, Terms and Preferences of Series A Junior Participating Preferred Stock of the Company dated March 2, 2000 (filed as Exhibit A to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

3.7	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.7 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.8	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.8 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.9	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004(filed as Exhibit 3.9 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.10	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Licensing Agreement with UKRF (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-18, as amended, filed on December 23, 1983, and incorporated herein by reference).

10.2	Lease for facilities at 45 Davids Drive, Hauppauge, NY (filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference).

10.3	Sublicense Agreement with Bristol-Myers Squibb Co. (filed as Exhibit 10E to the Company’s Registration Statement on Form S-1, File No. 33-5717, and incorporated herein by reference).

10.4	Agreements between the Company and RiboGene, Inc. (as successor in interest to Rugby Laboratories, Inc., and Darby Pharmaceuticals, Inc.) (Filed as Exhibit 10D to the Company’s Registration Statement on Form S-1, File No. 33-5717), and incorporated herein by reference).

10.5	1995 Agreement between the Company and RiboGene, Inc. (filed as Exhibit 10F to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference).

10.7	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC. (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and

incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steve C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.9	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.10	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.11	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.12	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.13	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.14	Nastech Pharmaceutical Company Inc. 2004 Incentive Stock Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporate herein by reference).

10.15	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.16	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.17	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.18	Asset Purchase Agreement, dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as

Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.19	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.20	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.21	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.22	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.23	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.25	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.26	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.27	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.28	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as

Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.29	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004. (2)

31.1	Certification of the Company’s Chairman of The Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of the Company’s Chairman of The Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2) Filed Herewith