Form 10-K/A
period 2004-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2005-04-29
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

NASTECH PHARMACEUTICAL COMPANY INC.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 8, 2005 (the “Original Form 10-K”), for the purpose of including information required by Part III, Items 10, 11, 12, 13, and 14, which was previously incorporated by reference to our Definitive Proxy Statement for our 2005 annual meeting of stockholders, as well as to make certain other technical corrections. No attempt has been made in this Amendment No. 1 to materially modify or update other disclosures presented in the Original Form 10-K, except as required to reflect the information as indicated above. While we are amending only certain portions of the Original Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K with this Amendment No. 1 in an amended and restated format, excluding all exhibits other than Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures, including the exhibits to the Original Form 10-K, affected by subsequent events. Information not affected by the information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K on March 8, 2005.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that includes the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

     These factors and the risk factors included in this Annual Report on Form 10-K/A under Item 1 - Business — Risk Factors, are all of the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

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

Product Candidates

     The following table summarizes the current status of our clinical-stage product candidates.

	Initial				Delivery Technology/
Product	Indication	Clinical Status	Next Steps	Marketing Rights	Intellectual Property
Peptide YY(3-36)	Obesity	Three Phase I studies completed. An additional Phase I study began in January 2005.	Joint development with Merck conducting clinical and pre-clinical studies and Nastech performing manufacturing activities	Merck (world-wide) Nastech (co- promotion rights in the U.S.)	Tight junction/patents and applications PYY patents and applications

Parathyroid Hormone PTH(1-34) (Peptide)	Osteoporosis	Two Phase I studies completed	Pre-clinical and Phase I clinical studies	Nastech	Tight junction/patents and applications

Calcitonin-salmon (Peptide)	Osteoporosis	ANDA submitted and accepted for review by the FDA	FDA review of ANDA	Par Pharmaceutical (U.S.)	Other/formulation patent applications
Nastech (rest of world)

Apomorphine HCl (Small molecule)	Erectile dysfunction	Four Phase II studies completed	Currently seeking a partner	Nastech	Other/formulation patents and applications

Morphine Gluconate (Small molecule)	Breakthrough cancer pain	One Phase II study completed	Currently seeking a partner	Nastech	Other/formulation patents and applications

Beta Interferon (Protein)	Multiple sclerosis	One Phase I study completed	Currently seeking a partner	Nastech	Tight junction/patents and applications

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

      We make available through our website at http://www.nastech.com our Annual Reports on Form 10-K or Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. In addition, our internet website includes other items related to corporate governance matters, including, among other things, charters of various committees of the Board and the code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Nastech Pharmaceutical Company Inc., 3450 Monte Villa Parkway, Bothell, WA, 98021, Attn: Investor Relations.

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

ITEM 6. SELECTED FINANCIAL DATA

The accompanying selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes that are included in this Annual Report on Form 10-K/A. The following table sets forth selected consolidated financial data as of and for the years in the five-year period ended December 31, 2004: (In thousands, except per share data)

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

      In addition, in 2002 the Company approved and ratified the issuance of 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company.

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

The registered independent public accounting firm of KPMG LLP has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This report appears on page 46 of this annual report on Form 10-K/A.

ITEM 9B. OTHER INFORMATION

     On December 14, 2004, the Company completed a public offering of 4,250,000 shares of its common stock pursuant to its $80 million shelf registration statement, with gross proceeds of approximately $57.4 million to the Company, prior to the deduction of fees and commissions of $4.5 million. The underwriting agreement by and among the Company and the underwriters is being filed as exhibit 1.1 to this Annual Report on Form 10-K/A.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Dr. Steven C. Quay. Dr. Quay has been employed by the Company since August 2000 as Chairman of the Board, President and Chief Executive Officer. In 1999, Dr. Quay founded and was Chairman, President and Chief Executive Officer of Atossa Healthcare, Inc. (“Atossa”), which focused on the development of a proprietary platform of diagnostics and treatments related to breast cancer risk assessment and therapeutics and other healthcare products for women. We acquired Atossa in August 2000. In 1991, Dr. Quay founded Sonus Pharmaceuticals, Inc. (“Sonus”), a company engaged in the research and development of drug delivery systems and oxygen delivery products based on emulsion and surfactant technology, where he served as Chief Executive Officer, President and a director until June 1999. In 1984, Dr. Quay founded Salutar, Inc. (“Salutar”) to develop contrast agents for magnetic resonance imaging. Two pharmaceuticals, OmniScan® and TeslaScan®, were invented by Dr. Quay at Salutar and are now FDA-approved for sale in the United States and other countries. Dr. Quay has authored more than 100 papers in diagnostic imaging, oncology and biochemistry and holds 48 U.S. patents. Dr. Quay graduated from the University of Michigan Medical School, where he received an M.A. and a Ph.D. in biological chemistry in 1974 and 1975, respectively, and an M.D. in 1977. Dr. Quay completed his post-graduate work in the chemistry department of Massachusetts Institute of Technology and received his residency training at Massachusetts General Hospital, Harvard Medical School in Boston. From 1980 to 1986, he was a faculty member of Stanford University School of Medicine. Dr. Quay serves as a member of the Board of Directors pursuant to an agreement with the Company set forth in his employment agreement. See “Certain Relationships and Related Transactions – Contractual Arrangements.”

     J. Carter Beese, Jr. Mr. Beese has been a director of the Company since June 2003, and currently serves as a member of the Audit, Nominating and Compensation Committees of the Board of Directors. Since July 1998, Mr. Beese has served as President of Riggs Capital Partners, a venture fund that manages in excess of $100 million. This fund is part of Riggs National Corporation, based in Washington, D.C. He has also served as a Senior Advisor to Allied Capital Corporation since 2003. In July 2003, President George W. Bush appointed Mr. Beese to the President’s Information Technology Advisory Committee. In November 2003, he was named by U.S. District Judge Rakoff and the Securities and Exchange Commission (the “SEC”) as the manager of the $250 million of MCI Inc. stock to be distributed to the victims of accounting fraud, pursuant to the Fair Fund provision of the Sarbanes-Oxley Act of 2002. Mr. Beese has also served on the board of directors of Aether Systems, Inc. since 1999, on the board of directors of Riggs National Corporation since 2001, and on the board of directors of the National Stock Exchange since 2002. Previously, Mr. Beese served on the boards of directors of Renaissance Hotel Group, a publicly traded company, from 1995 until its acquisition by Marriott International, Inc. in 1997 and of Equivest Finance, Inc., a publicly traded company, from 2001 until its acquisition by Cendant Corporation in 2002. Prior to 1999, Mr. Beese also served on numerous other public and private company boards.

     Dr. Ian R. Ferrier. Dr. Ferrier has been a director of the Company since January 1995. Dr. Ferrier is the founder, President and Chief Executive Officer of Bogart Delafield Ferrier Inc., and has served in such capacity since its inception in 1982. Trained in medicine and pharmacology, Dr. Ferrier has managed and directed pharmaceutical programs and guided the growth of several multinational companies. He has served on the board of directors of a number of health care and biotechnical firms, as well as serving as consultant to many of the world’s major pharmaceutical companies. From 1982 to 1987, Dr. Ferrier served as President of McCann Healthcare Inc. From 1982 to 1983, Dr. Ferrier served as Chairman of The Covington Group of Companies, in 1982 as Executive Vice President of TechAmerica Group and from 1979 to 1982, as Vice President of Kalipharma Inc. From 1975 to 1979, Dr. Ferrier served as Chief Executive Officer of the Monadnock Medical Center. Dr. Ferrier received a B.Sc. in Pharmacology from the University of Edinburgh, Edinburgh, Scotland, served his residency training in nephrology/clinical pharmacology at Southmead General Hospital, University of Bristol Associated Hospitals, Bristol, England and completed a post-graduate internship at the Western General Hospital of the University of Edinburgh Associated Hospitals, Edinburgh, Scotland.

     Myron Z. Holubiak. Mr. Holubiak has been a director of the Company since June 2004, and currently serves as a member of the Compensation Committee of the Board of Directors. Mr. Holubiak is currently a member of the board of directors of BioScrip Inc. Since 2002, Mr. Holubiak has been a partner and Group President of HealthSTAR Communications, Inc., a health care marketing communications network. From August 2001 to June 2002, Mr. Holubiak was President, Chief Operating Officer and a member of the board of directors of iPhysicianNet, Inc., a video detailing company. From December 1998 to August 2001, Mr. Holubiak served as the President of Roche Laboratories, Inc., a major research based pharmaceutical company, and was responsible for all U.S. operations including oversight of the market development and launch of the obesity product, Xenical, and the influenza product, Tamiflu. Prior to holding this position, he spent 15 years in a variety of marketing, sales and executive positions with Roche Laboratories, founded Emron, Inc., a health care consulting company, and participated in the founding of the Academy of Managed Care Pharmacy. Mr. Holubiak served on the board of directors of the Robert Wood Johnson Hospital Foundation from 1999 to 2001. He currently serves on the board of directors of the Children of Chernobyl Relief Foundation. Mr. Holubiak received a B.S. in Molecular Biology and Biophysics from the University of Pittsburgh in 1969, and did graduate work in Biophysics at the University of Pittsburgh from 1969 to 1970.

     Leslie D. Michelson. Mr. Michelson has been a director of the Company since June 2004, and currently serves as a member of the Audit Committee of the Board of Directors. Mr. Michelson has served as Vice Chairman and Chief Executive Officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding since April 2002. Mr. Michelson is currently a member of the board of directors for Catellus Development Corporation, a NYSE listed real estate investment trust. From April 2001 to April 2002, Mr. Michelson served as an investor, advisor and/or director for a portfolio of entrepreneurial health care, technology and real estate companies. From March 2000 to August 2001, Mr. Michelson served as Chief Executive Officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as Managing Director of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as Chairman and Co-Chief Executive Officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, Mr. Michelson served as Chairman and Chief Executive Officer of Value Health Sciences, Inc., an applied health services research firm. Mr. Michelson received a B.A. in Social and Behavioral Sciences from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.

     John V. Pollock. Mr. Pollock has been a director of the Company since September 1993, and currently serves as a member of the Audit, Nominating and Compensation Committees of the Board of Directors, and is Chairman of the Audit and Compensation Committees. Mr. Pollock is presently the Executive Vice President of United Bank in Vienna, Virginia. From 1975 through the present, he has been a senior banking executive and Chief Executive Officer of other banks in the Washington, D.C. area. From 1991 to 2003, Mr. Pollock served as a director of Frank E. Basil, Inc., a worldwide provider of facilities maintenance, engineering and operations maintenance services. Mr. Pollock has also served as a consultant to the partners of Basil Properties and as President of Nastech-Basil International, Inc., a joint venture between Basil Properties and the Company, which joint venture was dissolved in 1993.

     Gerald T. Stanewick. Mr. Stanewick has been a director of the Company since June 2004. Mr. Stanewick is a private investor who spent more than 30 years on Wall Street before retiring in 2003. From 1991 through 2003, Mr. Stanewick was an institutional bond salesman with Spear Leeds & Kellogg, a subsidiary of Goldman Sachs & Co. (“Goldman Sachs”). From 1981 to 1991 he worked for Wertheim Schroder & Co. (“Wertheim”) and was a partner in charge of the bond department of Wertheim’s San Francisco Office from 1986 to 1991. Prior to Wertheim, Mr. Stanewick was a government bond trader with Bear Stearns. From 1976 to 1980, he was a government bond trader with Mitchell Hutchins. From 1972 to 1976, Mr. Stanewick was a securities analyst with Goldman Sachs covering Fortune 500 companies. He received a B.A. in Economics from St. Michael’s College in Burlington, Vermont. Mr. Stanewick serves on the Board of Directors as the designee of Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer of the Company. See “Certain Relationships and Related Transactions – Contractual Arrangements.”

     Bruce R. Thaw. Mr. Thaw has been a director of the Company since June 1991. Mr. Thaw is the President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products and has served in this position since 2000. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. From 1984 to 2001, Mr. Thaw served as general counsel to the Company. Mr. Thaw is also a director of SafeNet, Inc., a publicly traded company that designs, manufactures and markets computer network security systems and products, and Amtech Systems, Inc., a publicly traded company engaged in the semi-conductor equipment industry. Mr. Thaw holds a B.B.A. degree in Banking and Finance from Hofstra University and a J.D. degree from the Hofstra University School of Law.

     Devin N. Wenig. Mr. Wenig served as Chairman of the Board of Directors of the Company from June 1991 to March 1999 and currently serves as a director and as a member of the Audit, Nominating and Compensation Committees of the Board of Directors, and is Chairman of the Nominating Committee. Mr. Wenig has served in various positions at Reuters Group, P.L.C. (“Reuters”) since 1993. Mr. Wenig is currently an executive director on the Reuters Board of Directors and President of customer segments which are Reuters global business divisions (Sales and Trading, Research and Asset Management, Media and Enterprise). He joined Reuters in 1993 as Corporate Counsel, Reuters America. Mr. Wenig is also a director of Instinet, Inc. Before joining Reuters, Mr. Wenig was an attorney with the firm of Cravath, Swaine & Moore. Mr. Wenig received a B.A. degree from Union College and a J.D. degree from the Columbia University School of Law.

     Dr. Gordon C. Brandt. Dr. Brandt joined the Company in November 2002. In his position of Executive Vice President Clinical Research and Medical Affairs, he oversees the drug development process from preclinical through clinical testing. From 1997 to 2002, Dr. Brandt worked at Sonus where he held the positions of Vice President, Clinical and Regulatory Affairs, and Director of Medical Affairs. At Sonus, Dr. Brandt was involved in managing all aspects of design and implementation of early and late stage clinical trial programs and submissions to regulatory authorities. Dr. Brandt graduated from Yale University with a B.S. degree in engineering science, received an M.D. from the University of California, San Francisco, and completed his residency training in internal medicine at Kaiser Hospital in San Francisco. Dr. Brandt holds one U.S. patent.

     Dr. Paul H. Johnson. Dr. Johnson has been employed by the Company since September 2003 as Senior Vice President, Research and Development and Chief Scientific Officer. From 2001 to 2003, Dr. Johnson was Vice President, Research and Development and Chief Scientific Officer at EpiGenX Pharmaceuticals, Inc., a privately-held company focused on the development of epigenetic-based strategies to treat cancer and infectious diseases. From 1994 to 2001, Dr. Johnson served as the Head of the Cell and Molecular Biology Department and Principal Scientist in the Cancer Research Department at Berlex Biosciences (“Berlex”) in Richmond, California, the U.S. research and development center for Schering AG in Germany. He also held an adjunct faculty position in the Graduate Division of Molecular Biology and Biochemistry at the University of California at Davis. From 1975 to 1994, Dr. Johnson was the Director of the Cell and Molecular Biology Laboratory at SRI International (formerly the Stanford Research Institute) and Professor of Biochemistry at Wayne State University Medical School. Dr. Johnson received a B.S. in biological sciences from the State University of New York (“SUNY”), Buffalo, a Ph.D. in biochemistry from the Roswell Park Cancer Institute (SUNY), and completed his post-doctoral training at the California Institute of Technology under an American Cancer Society fellowship.

     Gregory L. Weaver. Mr. Weaver has been employed by the Company since May 2002 as its Chief Financial Officer. He was appointed Secretary in 2003. Prior to joining the Company, Mr. Weaver held the positions of Vice President, Strategic Development, and Vice President and Chief Financial Officer of Ilex Oncology, Inc. (“Ilex”), an oncology-focused biopharmaceutical company. During his tenure at Ilex, Mr. Weaver was involved in a series of strategic financings and acquisitions. Prior to Ilex, Mr. Weaver held several senior financial management positions, including Vice President and Chief Financial Officer of Prism Technologies, a medical device company, and Chief Financial Officer of a division of Fidelity Capital. Mr. Weaver received a B.A. in accounting from Trinity University in San Antonio, Texas, and an M.B.A. in finance from Boston College. He also served in the United States Air Force. Mr. Weaver received his Certified Public Accountant license in 1985.

     David E. Wormuth. Mr. Wormuth has been employed by the Company since March 2001 as its Senior Vice President, Operations. From 1997 to 2001, Mr. Wormuth was President of David E. Wormuth & Associates, a consulting firm providing expert consulting services to the pharmaceutical industry related to manufacturing and quality control. From 1992 until 1997, Mr. Wormuth served as Vice President of Operations for Sonus. Prior to joining Sonus, Mr. Wormuth spent five years in various operational and manufacturing positions with Kabivitrum, Inc., a Swedish firm, specializing in emulsion technology and the development of amino acids for LVP applications. Prior to Kabivitrum, Mr. Wormuth spent 13 years with Abbott Laboratories in various manufacturing roles until 1987. Mr. Wormuth graduated from Newberry College in Newberry, South Carolina, where he received a B.A. in history and political science, and also served in the United States Marine Corps.

     Timothy M. Duffy. Mr. Duffy has been employed by the Company since June 2004 as Vice President, Marketing and Business Development. Prior to joining the Company, Mr. Duffy held the position of Vice President, Business Development at Prometheus Laboratories Inc. (“Prometheus”), a privately held specialty pharmaceutical company. During his career at Prometheus, Mr. Duffy managed the acquisition of seven pharmaceutical products, the licensing of nine diagnostic technologies, and the negotiation of other transactions. Prior to Prometheus, Mr. Duffy served for 13 years in functional and management positions in the pharmaceutical division at The Procter & Gamble Company. Mr. Duffy received a B.A. in biology from Loras College in Dubuque, Iowa.

Identification of the Audit Committee

     The Audit Committee, which currently consists of directors John V. Pollock, Chairman, J. Carter Beese, Jr., Leslie D. Michelson and Devin N. Wenig, held nine meetings during 2004. Among other functions, the Audit Committee authorizes and approves the engagement of the independent registered public accountants, reviews the results and scope of the audit and other services provided by the independent registered public accountants, reviews the Company’s financial statements, reviews and evaluates the Company’s internal control functions, approves or establishes pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accountants and reviews and approves any proposed related party transactions.

     The Board of Directors has determined that each of John V. Pollock, J. Carter Beese, Jr., Leslie D. Michelson and Devin N. Wenig is an independent director within the meaning of the Nasdaq independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. In addition, the Board of Directors has determined that each member of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC Rules and satisfies the Nasdaq standards of financial literacy and financial or accounting expertise or experience.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to 2004, all the Company’s executive officers and directors, and all persons known to the Company to beneficially own more than 10% of the Company’s Common Stock, complied with all such reporting requirements.

Code of Business Conduct and Ethics

     The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors, which the Company makes available free of charge on or through its internet website. The Company’s internet website is www.nastech.com. The Company intends to disclose on its internet website any amendments to or waivers from its Code of Business Conduct and Ethics. Any stockholder also may obtain a copy of the Company’s Code of Business Conduct and Ethics, free of charge, by sending a request in writing to: Nastech Pharmaceutical Company Inc., Investor Relations Department, 3450 Monte Villa Parkway, Bothell, Washington 98021.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     In 2004, each non-employee director was paid an annual fee of $3,000, plus $1,500 for each Board of Directors’ meeting attended and $750 for each committee meeting attended, and was reimbursed for travel expenses incurred to attend such meetings.

     Directors’ Stock Option Plans. The Company maintains three compensation plans under which equity compensation awards may be made to directors: the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (the “2000 Plan”), the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (the “2002 Plan”) and the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (the “2004 Plan”). References to the “Director Option Plans” herein refer to the 2000 Plan, the 2002 Plan and the 2004 Plan, collectively. It is the Company’s current practice that, upon becoming a member of the Board of Directors, each non-employee director may receive a discretionary award of options to purchase Common Stock and/or restricted shares of Common Stock as is determined at such time by the Compensation Committee of the Board of Directors. The discretionary stock option grants under the Director Option Plans are made at an exercise price per share of no less than the “fair market value” (as defined under the Director Option Plans) of a share of Common Stock on the date the option is granted, and both discretionary stock option and restricted stock grants are generally subject to a vesting period determined by the Compensation Committee in accordance with the applicable Director Option Plan (under most circumstances, a one-year vesting period, or, for certain stock option grants under the 2004 Plan, the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the Company’s stockholders). The Compensation Committee may make additional discretionary grants to eligible directors, consistent with the terms of the Director Option Plans. The Board of Directors may amend, suspend or terminate the Director Option Plans at any time, except that prior approval of the Company’s stockholders must be obtained pursuant to applicable Nasdaq rules for any amendments that would constitute a material revision to any of the Director Option Plans, and certain changes require the consent of the affected grantees. In 2004, 75,000 options and 61,500 shares of restricted Common Stock were granted to the non-employee members of the Board of Directors pursuant to the Director Option Plans.

2004 Director’s Compensation

Director	Cash Fees
J. Carter Beese, Jr.	$22,500
Dr. Ian R. Ferrier	$12,000
Myron Z. Holubiak	$10,500
Leslie D. Michelson.	$10,875
John V. Pollock	$22,875
Gerald T. Stanewick.	$10,875
Bruce R. Thaw	$16,125
Devin N. Wenig(1)	$19,125

Total	$124,875

(1)	From 1999 until 2002, the Company provided split-dollar life insurance for Devin Wenig, its former Chairman of the Board of Directors (and current director) in consideration for services rendered as Chairman of the Board of Directors and in lieu of cash remuneration. When the insurance policy was purchased, the Company agreed to pay the premiums on the split-dollar life insurance policy and at the end of 15 years, the premiums the Company paid were to be repaid to it, with such repayment secured by the Company’s collateral interest in the insurance policy. In January 2004, the Company and Mr. Wenig agreed to terminate the arrangement. As a result, the Company has no future obligations with respect to the payment of a premium in the amount of $39,659 per year under the split-dollar life insurance policy and it has no right to any of the cash surrender value or proceeds of the split-dollar life insurance policy. The Company’s receivable that was forfeited upon termination of the arrangement with Mr. Wenig was $158,638.

Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company during each of the Company’s last three years to (i) the person who served as the Company’s Chief Executive Officer during 2004 and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer who were serving as executive officers as of December 31, 2004 and whose total salary and bonus exceeded $100,000 in 2004.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
						Awards				Payouts
								Securities
						Restricted		Underlying
Name and Principal				Other Annual		Stock		Options/		LTIP	All Other
Position	Year	Salary ($)	Bonus($)	Compensation		Awards($)		Warrants(#)		Payouts	Compensation($)
Dr. Steven C. Quay	2004	393,250	200,000	—		—		—		—	—
Chairman, President and	2003	357,500	50,000	—		—		—		—	—
Chief Executive Officer	2002	316,927	25,000	—		—		900,000	(6)	—	—
Dr. Gordon C. Brandt	2004	224,750	73,800	—		—		—		—	—
Executive Vice President Clinical	2003	200,000	80,250	—		—		25,000	(7)	—	—
Research and Medical Affairs (1)	2002	20,498	56,667	—		—		90,000	(8)	—	—
Dr. Paul H. Johnson	2004	249,832	56,280	—		—		—		—	—
Senior Vice President, Research	2003	51,539	22,000	—		—		90,000	(9)	—	—
and Development and Chief										—
Scientific Officer (2)
Gregory L. Weaver	2004	250,000	100,000	—		84,300	(5)	7,500	(10)	—	—
Chief Financial Officer (3)	2003	242,796	97,149	—		—		25,000	(11)	—	—
	2002	146,087	47,846	100,000	(4)	—		125,000	(12)	—	—
David E. Wormuth	2004	228,275	74,874	—		—		25,000	(13)	—	—
Senior Vice President,	2003	207,428	83,008	—		—		25,000	(14)	—	—
Operations	2002	192,476	79,056	—		—		10,000	(15)	—	—

(1)	Dr. Brandt commenced employment with the Company in November 2002.

(2)	Dr. Johnson commenced employment with the Company in September 2003.

(3)	Mr. Weaver commenced employment with the Company in May 2002.

(4)	Represents relocation expenses paid to Mr. Weaver in connection with the commencement of his employment in 2002 and his relocation to the Company’s offices in Bothell, Washington.

(5)	One June 9, 2004, Mr. Weaver was awarded 7,500 shares of restricted Common Stock pursuant to the Company’s 2004 Incentive Stock Plan. The value of such restricted stock is based upon a $11.24 stock price, which was the closing price of the Common Stock on the date of grant. One-third of the shares vest on each of the first three anniversary dates of the grant. These shares of restricted Common Stock are eligible to receive dividends, however, the Company has no current plans to pay any dividends.

(6)	Includes options to purchase 800,000 shares of the Common Stock at an exercise price of $12.94 per share, and options to purchase 100,000 shares of Common Stock at an exercise price of $25.00 per share. See “Executive Compensation – Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(7)	Represents options to purchase 25,000 shares of Common Stock at an exercise price of $8.89 per share.

(8)	Represents options to purchase 90,000 shares of Common Stock at an exercise price of $10.99 per share.

(9)	Represents options to purchase 90,000 shares of Common Stock at an exercise price of $9.36 per share.

(10)	Represents options to purchase 7,500 shares of Common Stock at an exercise price of $11.24 per share. See “Executive Compensation – Option Grants in 2004.”

(11)	Represents options to purchase 25,000 shares of Common Stock at an exercise price of $8.21 per share.

(12)	Represents options to purchase 125,000 shares of Common Stock at an exercise price of $15.30 per share. See “Executive Compensation – Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(13)	Represents options to purchase 25,000 shares of Common Stock at an exercise price of $13.90 per share. See “Executive Compensation – Option Grants in 2004.”

(14)	Represents options to purchase 25,000 shares of Common Stock at an exercise price of $8.21 per share.

(15)	Represents options to purchase 10,000 shares of Common Stock at an exercise price of $13.63 per share.

Option Grants in 2004

     The following table provides the specified information concerning grants of options to purchase Common Stock during 2004 to the executive officers named in the Summary Compensation Table. The Company did not issue stock appreciation rights in 2004.

Potential Realizable Value at
Assumed Annual Rates of
	Individual Grants in 2004			Appreciation for Option Term (3)
Number of
Securities
	Underlying	% of Total Options	Exercise or
	Options	Granted to	Base Price	Expiration
Name	Granted (#)(1)	Employees in 2004	($/Share) (2)	Date	5%($)	10%($)

Dr. Steven C. Quay	—	—	—	—	—	—
Dr. Gordon C. Brandt	—	—	—	—	—	—
Dr. Paul H. Johnson	—	—	—	—	—	—
Gregory L. Weaver	7,500	5.3%	11.24	06/09/14	53,016	134,352
David E. Wormuth	25,000	17.8%	13.90	04/14/14	218,540	553,826

(1)	One-third of the shares subject to the options granted to Mr. Weaver and Mr. Wormuth vest on each of the first three anniversaries of the date of grant.

(2)	Options granted at market value on the date of grant.

(3)	Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option terms assuming that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent an estimate or projection of the future price of the Common Stock. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock.

Aggregated Option Exercises in 2004 and Year-End Option Values

     The following table provides information regarding the number and value of stock options exercised during 2004 by the executive officers named in the Summary Compensation Table. The table also provides information regarding the number and value of unexercised in-the-money options held at the end of 2004.

			Number of Securities Underlying		Value of Unexercised In-the-Money
	Shares		Unexercised		Options at
	Acquired on	Value Realized	Options at December 31, 2004		December 31, 2004 (a)
	Exercise	($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

Dr. Steven C. Quay	90,000	861,900	1,006,719	300,000	874,819		0
Dr. Gordon C. Brandt	—	—	68,334	46,666	93,352	86,798
Dr. Paul H. Johnson	—	—	30,000	60,000	82,200	164,400
Gregory L. Weaver	—	—	91,668	65,832	32,419	71,281
David E. Wormuth	7,500	64,395	82,501	44,999	536,982	64,831

(a)	Market value of shares subject to in-the-money options on December 31, 2004, less option exercise price. Options are in-the-money if the market value of the shares subject to the options is greater than the option exercise price.

Employment Contracts, Termination of Employment and Change in Control Arrangements

     Dr. Steven C. Quay. The employment agreement of the Company’s President, Chief Executive Officer and Chairman, Dr. Steven C. Quay, originally due to expire on August 8, 2003, was amended and restated effective May 2, 2002. Pursuant to the amended agreement, Dr. Quay will receive base compensation of $325,000 per year, with increases of 10% per year beginning on January 1, 2003. Dr. Quay’s base compensation was increased to $357,500 effective January 1, 2003, was increased to $393,250 effective January 1, 2004 and was increased to $432,575 effective January 1, 2005. Dr. Quay is also entitled to annual incentive cash compensation to be paid based on the achievement of certain performance levels in each of several performance areas agreed upon by the Company and Dr. Quay prior to the commencement of each year. The incentive cash compensation is targeted for $100,000 per year and limited to $200,000 per year, with the actual amount determined by the Board of Directors or the Compensation Committee. The amended and restated agreement expires on December 31, 2005 unless it is extended by written agreement between the parties. The Company, through the Compensation Committee of the Board of Directors, is currently negotiating a new employment agreement with Dr. Quay. If Dr. Quay remains in substantially full-time employment by the Company beyond December 31, 2005 without such a written extension, his employment (and his employment agreement) shall be deemed to continue on a month-to-month basis, with either party having the right to terminate his employment at the end of any calendar month upon 30 days written notice.

     In connection with the original employment agreement, Dr. Quay received options to purchase 600,000 shares of Common Stock at four different exercise prices which equaled or exceeded $4.09, the market price of the Common Stock on the date of grant, as summarized in the following table:

Exercise price	Number of shares
$ 4.09	226,719
$ 4.50	73,281
$12.00	200,000
$15.00	100,000

     Pursuant to the May 2002 amendment to Dr. Quay’s employment agreement, Dr. Quay was granted additional options to purchase 800,000 shares of Common Stock at an exercise price of $12.94 per share, which equaled the market price of the Common Stock on the date of grant. The grant was approved by stockholders on June 6, 2002. The option vests as follows: (i) 200,000 options vested on execution of the amended employment agreement, (ii) 200,000 options vested on August 8, 2003, (iii) 200,000 options vested on August 8, 2004 and (iv) 200,000 options vest on August 8, 2005. In addition, Dr. Quay was granted an option to purchase an additional 100,000 shares of Common Stock at an exercise price of $25.00 per share which will vest on January 1, 2006, if and only if, on or before December 31, 2005, the Company and Dr. Quay agree in writing upon terms for Dr. Quay’s continued service as President and Chief Executive Officer of the Company until at least December 31, 2007.

     The amended and restated employment agreement also provides that the Company will, in connection with each election of directors of the Company during the term of the agreement, nominate, recommend and use its best efforts to cause the election to the Board of Directors of Dr. Quay and a person designated by Dr. Quay who is reasonably acceptable to the Company. The Company is also obligated to use all best efforts to cause the election of Dr. Quay as Chairman of the Board of Directors.

     In the event that, prior to December 31, 2005, the Company terminates Dr. Quay’s employment without cause or Dr. Quay is constructively terminated by the Company, Dr. Quay will be entitled to receive as severance the amount of base compensation that would have been payable to Dr. Quay through December 31, 2005, computed using the base salary rate in effect on the date of termination. Upon such event, the vesting and exercisability of the options to purchase 900,000 shares of Common Stock granted pursuant to the amended agreement and the option to purchase 600,000 shares of Common Stock granted pursuant to Dr. Quay’s original employment agreement dated August 8, 2000, will be immediately and fully accelerated. For these purposes, a constructive termination means (i) a demotion or substantial diminution of responsibilities, (ii) a failure by the Company to honor its obligations under the agreement or (iii) prior to August 8, 2005, either Dr. Quay or Dr. Quay’s designee (if any) is not elected to the Board of Directors, or Dr. Quay is not elected as Chairman of the Board, unless, in the case of Dr. Quay’s designee only, the lost election was the result of votes against the designee by non-affiliate stockholders of the Company representing the majority of the votes cast.

     In the event that, prior to December 31, 2005, Dr. Quay’s employment is terminated due to disability or death, Dr. Quay or his estate, as applicable, is entitled to receive as severance the lesser of twelve months base compensation or the compensation that would have been payable to Dr. Quay through December 31, 2005, computed using the base salary rate in effect on the date of termination.

     In the event that, during the one-year period following a change in control of the Company and prior to December 31, 2005, Dr. Quay’s employment is terminated by the Company or by Dr. Quay for any reason, Dr. Quay will be entitled to receive as severance an amount equal to the greater of twelve months base compensation at the rate in effect on the date of termination or the base compensation payable during the remainder of the term of the agreement, and an additional payment equal to the sum of the pro-rated incentive cash compensation for the year in which he is terminated plus the full amount of targeted incentive cash compensation for the following year. Dr. Quay is also entitled to an additional gross-up payment to cover any “golden parachute” excise taxes that may be payable by Dr. Quay upon receipt of these severance payments. In addition, the vesting and exercisability of the options granted to Dr. Quay under the amended agreement and the original agreement will be immediately and fully accelerated. Pursuant to the agreement, a change in control generally means (i) the acquisition by any person or group of 40% or more of the Company’s voting securities, (ii) the Company’s reorganization or merger or sale of all or substantially of the Company’s assets, following which the Company’s stockholders prior to the consummation of such reorganization, merger or sale hold 60% or less of the voting securities of the surviving or acquiring entity, as applicable, (iii) a turnover of the majority of the Board of Directors as currently constituted, provided that under most circumstances any individual elected by a majority of the incumbent Board of Directors shall be considered as a member of the incumbent Board of Directors for this purpose, or (iv) a complete liquidation or dissolution of the Company.

     Gregory L. Weaver. The Company and Gregory L. Weaver, the Company’s Chief Financial Officer, are parties to an employment agreement dated April 30, 2002. The agreement provides that Mr. Weaver shall receive an annual base salary of $235,000 commencing May 20, 2002, which was increased to $250,000 for 2004 and to $280,000 effective as of January 1, 2005, and provided for a grant of 125,000 stock options which shall vest over a 3 year period. These stock options were granted with an exercise price of $15.30 per share, which was the closing price of the Common Stock on the date of grant. Under the agreement, Mr. Weaver is entitled to receive annual incentive compensation of up to 40% of the applicable base salary if certain performance objectives are met (the “Executive Bonus Plan”). The Company and Mr. Weaver are also parties to a Change-In-Control Severance Agreement, dated July 31, 2002, which provides for certain benefits in the event that Mr. Weaver’s employment is terminated without cause, or his employment is constructively terminated, within one year following a change in control of the Company. In such event, the Company is obligated to pay severance in an amount equal to the sum of Mr. Weaver’s annual base salary on the date of termination plus his target incentive compensation for that year under the Executive Bonus Plan. In addition, the vesting and exercisability of all stock options then held by Mr. Weaver will be fully accelerated. For purposes of this agreement, a change in control generally means (i) the acquisition by any person or group of 50% or more of the Company’s voting securities, (ii) the Company’s reorganization or merger, or sale of all or substantially of the Company’s assets, following which the Company’s stockholders prior to the consummation of such reorganization, merger or sale hold 60% or less of the voting securities of the surviving or acquiring entity, as applicable, (iii) a turnover of the majority of the Board of Directors as currently constituted, provided that under most circumstances any individual elected by a majority of the incumbent Board of Directors shall be considered as a member of the incumbent Board of Directors for this purpose, or (iv) a complete liquidation or dissolution of the Company. A constructive termination means (i) a demotion or substantial diminution of responsibilities, or (ii) a decrease in annual base salary below $235,000.

Report of Compensation Committee on Executive Compensation

     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

Executive Compensation Philosophy

     The Company’s Compensation Committee is composed entirely of independent, outside directors. Its functions include establishing the general compensation policies of the Company, reviewing and approving compensation for the executive officers, and administering the Company’s stock option plans. One important goal that the Company has for the Compensation Committee is to have the members of the committee design compensation packages for executive officers of the Company sufficient to attract and retain persons of exceptional quality, and to provide effective incentives to motivate and reward such executives for achieving the scientific, financial and strategic goals of the Company essential to the Company’s long-term success and growth in stockholder value. The Company’s typical executive compensation package has historically consisted of three main components: (1) base salary; (2) incentive cash bonuses; and (3) stock options and restricted stock grants. From time to time, the Compensation Committee may retain compensation and other management consultants to assist with, among other things, structuring the Company’s various compensation programs and determining appropriate levels of salary, bonus and other compensatory awards payable to the Company’s executive officers and other employees, as well as to guide the Company in the development of near-term and long-term individual performance objectives established by the Compensation Committee.

Base Compensation

     The Compensation Committee’s approach is to offer executive salaries competitive with those of other executives in the industry in which the Company operates. To that end, the Compensation Committee evaluates the competitiveness of its base salaries based upon information drawn from various sources, including published and proprietary survey data, consultants’ reports and the Company’s own experience recruiting and training executives and professionals. The Company’s base salary levels are intended to be consistent with competitive practice and such executive’s level of responsibility. Base salaries will be reviewed annually and may be increased by the Compensation Committee in accordance with certain performance criteria including, without limitation, (i) individual performance, (ii) Company performance, (iii) the functions performed by the executive officer and (iv) changes in the compensation peer group in which the Company competes for executive talent. The weight given such factors by the Compensation Committee may vary from individual to individual.

Bonuses

     In addition to base salary, executives and managers are eligible to receive discretionary bonuses, from time to time, upon the achievement of certain scientific, financial and other business milestones related to Company and individual performance. At the beginning of each year, the Compensation Committee and the Company’s chief executive officer review each individual’s job responsibilities and goals for the upcoming year. The amount of the bonus and any performance criteria vary with the position and role of the individual within the Company. For the year ended December 31, 2004, discretionary incentive and merit cash bonuses in recognition of services performed were awarded to executive officers as follows: $200,000 to Dr. Steven C. Quay, $73,800 to Dr. Gordon C. Brandt, $56,280 to Dr. Paul H. Johnson, $100,000 to Gregory L. Weaver and $74,874 to David E. Wormuth.

Employee Stock Option Plans

     The Company maintains three compensation plans under which equity compensation awards may be made to employees: the 2000 Plan, the 2002 Plan and the 2004 Plan (collectively herein, the “Employee Option Plans”). Awards are granted under the Employee Option Plans based on a number of factors, including (i) the executive officer’s or key employee’s position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already holds an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the success of the Company’s financial performance. However, the Employee Option Plans do not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the evaluation by the Compensation Committee, in consultation with the Company’s chief executive officer, of the past as well as the future anticipated performance and responsibilities of the individual in question.

     Historically, the Company, from time to time, has granted stock options and other stock awards in order to provide certain executives with a competitive total compensation package and to reward them for their contribution to the long-term price performance of the Company’s Common Stock. Grants of stock options and other stock awards are designed to align the executive’s interest with that of the stockholders of the Company. In addition, to assist the Company in retaining employees and encouraging them to seek long-term appreciation in the value of the Company’s stock, awards generally are not exercisable immediately upon grant, but instead vest over a specified period. Accordingly, an employee must remain with the Company for a specified period to enjoy the full economic benefit of an award.

     In 2004, the Compensation Committee approved equity compensation awards under the Company’s Employee Option Plans to executive officers of the Company as follows: (i) on April 14, 2004, David E. Wormuth was granted options to purchase 25,000 shares of Common Stock at an exercise price of $13.90 per share, which shall vest in three equal annual installments on each of the first three anniversary dates of the grant, (ii) on June 9, 2004, Gregory L. Weaver was awarded 7,500 shares of restricted Common Stock and granted options to purchase 7,500 shares of Common Stock at an exercise price of $11.24 per share, which options and restricted shares shall vest in three equal annual installments on each of the first three anniversary dates of the grant, and (iii) on June 9, 2004, Timothy M. Duffy was awarded 15,000 shares of restricted Common Stock and granted options to purchase 15,000 shares of Common Stock at an exercise price of $11.24 per share, which options and restricted shares shall vest in three equal annual installments on each of the first three anniversary dates of the grant.

401(k) Savings Plan

     The Company maintains a tax-qualified 401(k) savings and profit sharing plan for its eligible employees (the “401(k) Plan”). Employees who have attained the age of 21 and completed at least three months and at least 250 hours of service with the Company are eligible to elect to defer up to the lesser of $13,000 during calendar year 2004 ($14,000 during calendar year 2005) or 100% of their base pay on a pre-tax basis. Participants age 50 and older may make additional pre-tax contributions to the 401(k) Plan of up to $3,000 during calendar year 2004 ($4,000 during calendar year 2005). The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year, as may be determined by the Board of Directors. For calendar year 2004, the Board of Directors decided to match employee pre-tax contributions of up to 6% of compensation at 25 cents for each dollar contributed by the employee. Accordingly, the Company made discretionary matching contributions of $79,000 to the 401(k) Plan for calendar year 2004, including matching contributions for executive officers as follows: $3,344 for Dr. Gordon C. Brandt, $500 for Dr. Paul H. Johnson, $2,909 for Gregory L. Weaver and $1,846 for David E. Wormuth.

Chief Executive Officer Compensation

     Dr. Steven C. Quay, the Chairman of the Board, President and Chief Executive Officer of the Company, received a base salary during 2004 of $393,250 pursuant to terms and conditions of his employment agreement entered into in August 2000, as amended and restated in May 2002. Dr. Quay also was paid a cash bonus of $200,000 in recognition of services performed during fiscal 2004. Dr. Quay received no fees for his service as a director of the Company during fiscal 2004. The Compensation Committee recognizes Dr. Quay’s contributions to the Company’s operations and attempts to ensure that the President and Chief Executive Officer’s compensation is commensurate with the compensation of chief executive officers of comparable corporations. The Board of Directors deemed such bonus and Dr. Quay’s total compensation appropriate in light of his substantial contribution to the Company’s growth and success in 2004. Dr. Quay’s base compensation was increased to $432,575 effective January 1, 2005. In addition, the

Company, through the Compensation Committee of the Board of Directors, is currently negotiating a new employment agreement with Dr. Quay.

COMPENSATION COMMITTEE
John V. Pollock, Chairman
J. Carter Beese, Jr.
Myron Z. Holubiak
Devin N. Wenig

Compensation Committee Interlocks and Insider Participation

     The Company’s Compensation Committee is currently composed of Directors Pollock, Beese, Holubiak and Wenig. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

     Comparison of Stock Performance

     The following graph compares the cumulative total return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index for the period beginning on January 1, 2000 and ending on December 31, 2004. The graph assumes an investment of $100 on December 31, 1999 in the Company’s Common Stock and in each of the indices, and the reinvestment of all dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and the Company will not make or endorse any predictions as to future stockholder returns.

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
Nastech Pharmaceutical Company Inc.	100.0	207.1	458.6	253.0	284.3	358.0
NASDAQ Stock Market Index (U.S.)	100.0	60.3	47.8	33.1	49.4	53.8
NASDAQ Pharmaceutical Stocks Index	100.0	124.7	106.3	68.7	100.7	107.2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     Set forth below is certain information as of March 31, 2005 for (i) the members of the Board of Directors, (ii) the executive officers of the Company and (iii) the directors and executive officers of the Company as a group. Except as otherwise set forth below, there are no persons or groups that are known by the Company to beneficially own more than 5% of the Company’s outstanding shares of Common Stock. Unless otherwise indicated, the business address of each person in the table below is c/o Nastech Pharmaceutical Company Inc., 3450 Monte Villa Parkway, Bothell, Washington 98021.

			Current
		First	Term	Number of		Percent of Shares
Name and Position	Age	Elected	Expires	Shares(1)		Outstanding (%)(1)
Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer (2)	54	2000	2005	1,793,940	(7)	9.5%
Dr. Gordon C. Brandt, Executive Vice President Clinical Research and Medical Affairs	45	—	—	75,834	(8)	*
Dr. Paul H. Johnson, Senior Vice President, Research and Development and Chief Scientific Officer	62	—	—	34,000	(9)	*
Gregory L. Weaver, Chief Financial Officer and Secretary	49	—	—	141,834	(10)	*
David E. Wormuth, Senior Vice President, Operations	59	—	—	94,168	(11)	*
Timothy M. Duffy, Vice President, Marketing and Business Development	44	—	—	15,000	(12)	*
J. Carter Beese, Jr., Director (3)(4)(5)	48	2003	2005	61,000	(13)	*
Dr. Ian R. Ferrier, Director	62	1995	2005	16,000	(14)	*
Myron Z. Holubiak, Director (5)	58	2004	2005	30,000	(15)	*
Leslie D. Michelson, Director (3)	54	2004	2005	36,500	(16)	*
John V. Pollock, Director (3)(4)(5)	66	1993	2005	104,333	(17)	*
Gerald T. Stanewick, Director (6)	58	2004	2005	178,668	(18)	*
Bruce R. Thaw, Director	52	1991	2005	229,541	(19)	1.3%
Devin N. Wenig, Director (3)(4)(5)	38	1991	2005	416,987	(20)	2.3%
All directors and executive officers as a group	—	—	—	3,227,805	(21)	16.4%

*	Beneficial Ownership of less than 1.0% is omitted.

(1)	Except as otherwise noted below, includes all outstanding shares of Common Stock, shares of Common Stock underlying vested options or vested warrants, and all outstanding restricted shares of Common Stock (both vested and unvested), that are owned beneficially by the individual listed with sole voting and/or investment power. All references to “vested” options or “vested warrants” shall include all such options or warrants that are exercisable as of March 31, 2005, as well as those options or warrants that will become exercisable within 60 days of March 31, 2005.

(2)	Pursuant to the terms and conditions of Dr. Quay’s amended and restated employment agreement with the Company, the Company has agreed, for the term of Dr. Quay’s employment with the Company, that the Company will nominate Dr. Quay and a designee of his choice, each for successive terms as a member of the Board of Directors. The Company has nominated Gerald T. Stanewick as Dr. Quay’s designee for election to the Board of Directors. See “Certain Relationships and Related Transactions – Contractual Arrangements.”

(3)	Member of the Audit Committee of the Board of Directors.

(4)	Member of the Nominating Committee of the Board of Directors.

(5)	Member of the Compensation Committee of the Board of Directors.

(6)	The Company has nominated Gerald T. Stanewick as Dr. Quay’s designee for election to the Board of Directors. See “Certain Relationships and Related Transactions – Contractual Arrangements.”

(7)	Includes vested options to purchase 1,006,719 shares of Common Stock and 193,281 shares of Common Stock directly beneficially owned by Dr. Quay. Also includes 593,940 shares held by K-Quay Enterprises LLC, of which Dr. Quay is a beneficial owner. Does not include unvested options to purchase 200,000 shares of Common Stock that will vest on August 8, 2005 and options to purchase 100,000 shares of Common Stock which will vest on January 1, 2006, if and only if, on or before December 31, 2005, the Company and Dr. Quay agree in writing upon terms for Dr. Quay’s continued service as President and Chief Executive Officer of the Company until at least December 31, 2007.

(8)	Includes vested options to purchase 68,334 shares of Common Stock and 7,500 unvested restricted shares of Common Stock.

(9)	Includes vested options to purchase 30,000 shares of Common Stock and 4,000 unvested restricted shares of Common Stock.

(10)	Includes vested options to purchase 133,334 shares of Common Stock and 7,500 unvested restricted shares of Common Stock.

(11)	Includes vested options to purchase 94,168 shares of Common Stock.

(12)	Includes 15,000 unvested restricted shares of Common Stock.

(13)	Includes vested options to purchase 58,000 shares of Common Stock and 3,000 unvested restricted shares of Common Stock.

(14)	Includes vested options to purchase 13,000 shares of Common Stock and 3,000 unvested restricted shares of Common Stock.

(15)	Includes vested options to purchase 15,000 shares of Common Stock and 15,000 unvested restricted shares of Common Stock.

(16)	Includes vested options to purchase 15,000 shares of Common Stock and 16,500 unvested restricted shares of Common Stock.

(17)	Includes vested options to purchase 88,000 shares of Common Stock and 3,000 unvested restricted shares of Common Stock.

(18)	Includes vested options to purchase 15,000 shares of Common Stock, vested warrants to purchase 10,256 shares of Common Stock and 15,000 unvested restricted shares of Common Stock. Also includes 57,500 shares of Common Stock held by Mr. Stanewick’s spouse.

(19)	Includes vested options to purchase 128,500 shares of Common Stock and 3,000 unvested restricted shares of Common Stock.

(20)	Includes vested options to purchase 48,000 shares of Common Stock and 3,000 unvested restricted shares of Common Stock.

(21)	Includes vested options to purchase 1,713,055 shares of Common Stock, vested warrants to purchase 10,256 shares of Common Stock, and 95,500 unvested restricted shares of Common Stock.

Equity Compensation Plan Information

     The following chart provides aggregate information as of December 31, 2004 about Common Stock that may be issued (i) upon the exercise of options under all of the Company’s equity compensation plans, including the Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (the “1990 Plan”), the 2000 Plan, the 2002 Plan and the 2004 Plan, and (ii) upon the exercise of options granted to certain executive officers as inducement awards made pursuant to such officers’ employment agreements, which shares are covered by a Registration Statement on Form S-8.

	(a)	(b)	(c)

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities	Weighted-average	plans (excluding
	to be issued upon exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a)
Equity compensation plans approved by security holders	1,623,000 (1)	$11.82	491,880
Equity compensation plans not approved by security holders	1,136,252 (2)	$10.71	126,990
Total	2,759,252	$11.36	618,870

(1)	Consists of 260,500 shares of Common Stock underlying awards made pursuant to the 1990 Plan and 1,362,500 shares of Common Stock underlying awards made pursuant to the 2002 Plan. The Board of Directors has delegated authority to the Compensation Committee to serve as administrator of the 1990 Plan, the 2002 Plan and the 2004 Plan.

(2)	Consists of 664,533 shares of Common Stock underlying awards made pursuant to the 2000 Plan, and 471,719 shares of Common Stock underlying options awarded to Dr. Steven C. Quay and Gregory L. Weaver as an inducement to enter into their respective employment agreements with the Company in August 2000 and May 2002, respectively. Under the 2000 Plan, the Company is authorized to grant non-qualified stock options to purchase a maximum of 1,000,000 shares of Common Stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) to the Company’s employees, officers, directors and consultants. The Board of Directors has delegated authority to the Compensation Committee to serve as administrator of the 2000 Plan. The Compensation Committee has discretion as to the persons to be granted options, the number of shares subject to the options and the vesting schedules of the options. The 2000 Plan also provides that options shall be exercisable during a period of no more than ten years from the date of grant, and that the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock on the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of the Company (or members of their immediate families or related trusts) had direct or indirect interests in certain transactions involving the Company in the last fiscal year as set forth below. In accordance with applicable Nasdaq rules and the Company’s Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company, all related party transactions were reviewed and approved by the Audit Committee of the Board of Directors.

     In October 2003, the Company entered into a consulting agreement with Dr. Ian Ferrier, a member of the Board of Directors, for the purpose of advising the company on its strategic planning. Under the agreement, Dr. Ferrier was paid $60,000 in 2004. The agreement terminated on April 30, 2004. In October 2004, the Company entered into a consulting agreement with an entity associated with Dr. Ferrier, for meeting planning services under which the entity was paid $25,000 in 2004. The services were completed in 2004 and the Company has no further obligations under the agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountant Services and Fees

     KPMG LLP served as the Company’s independent registered public accountants for the year ended December 31, 2004 and has been the Company’s independent registered public accountants for each completed fiscal year beginning with the year ended December 31, 1996. Total fees billed to the Company by KPMG LLP for the years ended December 31, 2004 and 2003 were $264,000 and $159,296, respectively, and were comprised of the following:

     Audit Fees. The aggregate fees billed for professional services rendered in connection with (i) the audit of the Company’s annual financial statements, (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iii) consents and comfort letters issued in connection with equity offerings and (iv) services provided in connection with statutory and regulatory filings or engagements were $245,000 for the year ended December 31, 2004 and $139,296 for the year ended December 31, 2003.

     Audit-Related Fees. The Company did not incur any audit-related fees for the years ended December 31, 2004 and December 31, 2003.

     Tax Fees. The aggregate fees billed for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice were $19,000 for the year ended December 31, 2004 and $20,000 for the year ended December 31, 2003.

     All Other Fees. The Company did not incur any other fees for the years ended December 31, 2004 and December 31, 2003.

Pre-Approval Policies and Procedures

     Pursuant to its charter, the Audit Committee has the sole authority to appoint or replace the Company’s independent registered public accountants (subject, if applicable, to stockholder ratification). The Audit Committee is directly responsible for the compensation and oversight of the work of the independent registered public accountants (including resolution of disagreements between management and the independent registered public accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accountants are engaged by, and report directly to, the Audit Committee.

     The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved by the Audit Committee prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee has been granted the authority to pre-approve such services, provided that the estimated cost of such services on each such occasion does not exceed $15,000, and the Chairman of the Audit Committee reports for ratification such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Form 10-K/A.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 29, 2005.

NASTECH PHARMACEUTICAL COMPANY INC.

By: /s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description
1.1	Underwriting Agreement dated December 8, 2004, by and among Nastech Pharmaceutical Company Inc. and Citigroup Global Markets Inc., Needham & Company, Inc., WR Hambrecht + Co., LLC and Delafield Hambrecht, Inc. for themselves and as representatives of the underwriters (filed as Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 8, 2005, and incorporated herein by reference).

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-Kdated September 30, 2002 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company dated September 20, 1983 (filed as Exhibit 3.1 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 30, 1989 (filed as Exhibit 3.2 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 8, 1993 (filed as Exhibit 3.3 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company dated December 30, 1996 (filed as Exhibit 3.4 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated August 15, 1999 (filed as Exhibit 3.5 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.6	Certificate of Designation of Rights, Terms and Preferences of Series A Junior Participating Preferred Stock of the Company dated March 2, 2000 (filed as Exhibit A to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

3.7	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.7 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.8	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.8 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.9	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.9 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.10	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

Exhibit
No.	Description
4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease for facilities at 45 Davids Drive, Hauppauge, NY (filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	Amended and Restated Employment Agreement, dated May 2, 2002, with Steve C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.4	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.5	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.6	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.7	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.8	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.9	Nastech Pharmaceutical Company Inc. 2004 Incentive Stock Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.10	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.11	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and

Exhibit
No.	Description
incorporated herein by reference).

10.12	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.13	Asset Purchase Agreement, dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.14	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.15	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.16	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.17	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.18	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.19	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.20	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.21	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.22	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.23	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.24	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.25	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by

Exhibit
No.	Description
reference). (1)

10.26	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.27	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.28	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.29	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm. (2)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2) Filed Herewith.