Form 10-Q
period 2005-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2005-05-09
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

April 30, 2005	Common stock - $0.006 par value	17,970,874

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$18,521
Restricted cash	9,000	999
Short term investments	39,677	37,583
Accounts receivable, net	—	825
Inventories	57	155
Prepaid expenses and other current assets	674	766

Total current assets	75,205	58,849
Long term investments	—	1,502
Property and equipment, net	5,160	6,113
Security deposits and other assets	410	427

Total assets	$80,775	$66,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$2,735
Accrued expenses and other liabilities	2,533	1,796
Notes payable	8,352	—
Deferred revenue - current portion	2,774	2,722
Capital lease obligations - current portion	1,532	1,685

Total current liabilities	16,843	8,938
Deferred revenue, net of current portion	3,483	3,180
Capital lease obligation, net of current portion	1,719	1,726
Other liabilities	582	626

Total liabilities	22,627	14,470

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 25,000,000 authorized: 17,895,976 and 17,931,164 shares outstanding at December 31, 2004 and March 31, 2005, respectively	107	108
Additional paid-in capital	142,853	143,247
Deferred compensation	(1,358)	(1,357)
Accumulated deficit	(83,453)	(89,540)
Accumulated other comprehensive loss	(1)	(37)

Total stockholders’ equity	58,148	52,421

Total liabilities and stockholders’ equity	$80,775	$66,891

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three months ended
	March 31,
	2004	2005
Revenue:
Product revenue, net	$95	$—
License and research fees	53	3,330

Total revenue	148	3,330

Operating expenses:
Cost of product revenue	64	—
Research and development	5,850	7,231
Sales and marketing	153	324
General and administrative	1,684	2,161

Total operating expenses	7,751	9,716

Loss from operations	(7,603)	(6,386)
Interest income	56	409
Interest and other expense	(97)	(110)

Net loss	$(7,644)	$(6,087)

Net loss per common share - basic and diluted	$(0.64)	$(0.34)

Shares used in computing net loss per share – basic and diluted:	11,893	17,751

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2005
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock
						Accumulated
			Additional			Other	Total
			Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity
Balance December 31, 2004	17,895,976	$107	$142,853	$(1,358)	$(83,453)	$(1)	$58,148
Proceeds from the exercise of options	667	—	6	—	—	—	6
Compensation related to restricted stock	34,521	1	380	(117)	—	—	264
Compensation related to stock options	—	—	8	118	—	—	126
Net loss	—	—	—	—	(6,087)	—	(6,087)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(36)	(36)

Comprehensive loss	—	—	—	—	(6,087)	(36)	(6,123)

Balance March 31, 2005	17,931,164	$108	$143,247	$(1,357)	$(89,540)	$(37)	$52,421

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2004	2005
Operating activities:
Net loss	$(7,644)	$(6,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	126	126
Non-cash compensation related to restricted stock	—	264
Depreciation and amortization of property and equipment	280	396
Gain on sale of property and equipment	—	2
Changes in assets and liabilities:
Accounts and other receivables	(30)	(825)
Inventories	105	(98)
Prepaid expenses and other assets	(243)	(109)
Accounts payable	(540)	1,083
Deferred revenue	—	(355)
Accrued expenses and other liabilities	(59)	(693)

Net cash used in operating activities	(8,005)	(6,296)

Investing activities:
Property and equipment acquisitions, net	(603)	(1,351)
Purchases of investments	(2,742)	(5,074)
Maturities of investments	3,000	5,630

Net cash used in investing activities	(345)	(795)

Financing activities:
Proceeds from notes payable	2,227	—
Restricted cash released	—	8,001
Payments on notes payable	(146)	(8,352)
Borrowings under capital lease obligations	333	506
Payments on capital lease obligations	(199)	(346)
Exercise of stock options	528	6

Net cash provided by (used in) financing activities	2,743	(185)

Net decrease in cash and cash equivalents	(5,607)	(7,276)
Cash and cash equivalents – beginning of period	16,792	25,797

Cash and cash equivalents – end of period	$11,185	$18,521

Non-cash investing activity:
Change in unrealized loss on available-for-sale securities	—	$(36)

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$97	$120

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

Business

     Nastech Pharmaceutical Company Inc., (“Nastech” or the “Company”) is a pharmaceutical company focusing on development and commercialization of innovative products based on proprietary molecular biology-based intranasal drug delivery technology for delivering both small and large molecule drugs. Using this technology, the Company creates or utilizes novel formulation components or excipients that can transiently manipulate or open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including epithelial and endothelial layers of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries. This technology is the foundation of the Company’s intranasal drug delivery platform, although some of the Company’s product candidates utilize this expertise outside this area. Generally, the Company seeks to apply its technology to compounds that the Company licenses to, or acquires from, collaborators or other third parties.

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

     The Company and its collaborative partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including obesity, osteoporosis, breakthrough cancer pain, multiple sclerosis and erectile dysfunction. The Company’s lead product candidate, Peptide YY3-36 (“PYY”) for obesity, is in Phase I clinical trials and is being developed with its collaboration partner, Merck & Co. Inc. (“Merck”). Additionally, the Company is developing two product candidates for the treatment of osteoporosis. Parathyroid Hormone (“PTH(1-34)”) is in Phase I clinical trials, and the Company has filed an abbreviated new drug application (“ANDA”) for its generic calcitonin-salmon intranasal spray which the Company is developing with its collaboration partner Par Pharmaceutical, Inc. (“Par Pharmaceutical”). As of March 31, 2005, the Company has 42 patents issued and 169 patent applications filed to protect its proprietary technologies.

     As of March 31, 2005, the Company has an accumulated deficit of approximately $89.6 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. The Company currently has two effective shelf registration statements with a total of approximately $33 million remaining available pursuant to which the Company may issue and sell common stock, warrants and debt securities, subject to market conditions and the Company’s capital needs. At March 31, 2005, the Company has cash, cash equivalents and investments of approximately $58.6 million, including $1.0 million in restricted cash.

     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors beginning on page 19 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Basis of Preparation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or for any future period.

Reclassifications

     Certain reclassifications have been made to the 2004 information to conform to the current period presentation.

Recent Accounting Pronouncements

     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005 the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R. In April 2005 the SEC amended its previously adopted rule to modify compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.

Principles of Consolidation

     The consolidated financial statements include the financial statements of Nastech Pharmaceutical Company Inc. and its wholly-owned subsidiary, Atossa HealthCare Inc. (collectively, “the Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

     Most of the Company’s revenues are generated from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of Staff Accounting

Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determines the appropriateness of separate units of accounting and allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units, if certain criteria are met, of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.

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

Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and recent pronouncements, which require the disclosure of pro forma net income and earnings per share as if the fair value-based method was utilized in measuring compensation expense.

     The per share weighted average fair value of stock options granted during the three months ended March 31, 2004, and 2005 was $5.06, and $7.36, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	March 31,
	2004	2005
Expected dividend yield	0%	0%
Risk free interest rate	3.0%	3.9%
Expected stock volatility	0.82	0.79
Expected option life	5 years	6 years

     Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, net loss would have been reported as the pro forma amounts indicated below:

	Three months ended
	March 31,
	2004	2005
	(in thousands, except per share data)
Net loss as reported	$(7,644)	$(6,087)
Add: Stock-based employee compensation included in the reported net loss	126	390
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,183)	(1,114)
Pro forma net loss	$(8,701)	$(6,811)
Net Loss per share
Basic and diluted – as reported	$(0.64)	$(0.34)
Basic and diluted – pro forma	$(0.73)	$(0.38)

Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Outstanding employee stock options, restricted stock and warrants totaled approximately 4.1 million and 4.4 million shares at March 31, 2004 and 2005, respectively. The effect of employee stock options, unvested restricted stock and warrants at March 31, 2004 and 2005 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive.

Note 2 – Significant Contractual Agreements

     Merck — In September 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck, for the global development and commercialization of PYY Nasal Spray, the Company’s Phase I product for the treatment of obesity. The Agreements provide that Merck will assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while the Company will be responsible for all manufacturing of PYY-related product. Merck will lead and fund commercialization, subject to the Company’s exercise of an option to co-promote the product in the United States.

     Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment is being amortized over the estimated development period, a portion of which is recorded as deferred revenue in the accompanying balance sheet. If certain development and approval milestones are achieved, the Company will be eligible to receive up to an additional $131 million from Merck. If certain sales-related milestones are achieved, the Company would be eligible to receive up to an additional $210 million from Merck subject to certain other conditions. In addition to the $5 million license fee, and the other items discussed above, Merck will pay the Company for manufacturing-related development activities and will purchase all clinical supply and finished product upon commercialization from the Company. The Company will also receive royalties on product sales.

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

     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million in September 2003 and approximately $2.2 million in December 2003. Questcor has also agreed to make payments of: (i) $2 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005, and the $2 million payment was received from Questcor in February 2005 and recognized as revenue in the three months ended March 31, 2005.

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

Note 3 – Notes Payable

     In 2003, the Company entered into a cash-secured Revolving Line of Credit with Wells Fargo Bank to allow for borrowings up to $9.0 million through December 31, 2004. In 2004, the Revolving Line of Credit was amended to incorporate a Letter of Credit Subfeature (the “Subfeature”). Under the Subfeature, approximately $648,000 of the facility was reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell, Washington operations under the terms of its facility lease. In October 2004 the Company renewed and increased the Revolving Line of Credit (the “Credit Agreement”) to allow for borrowings up to $11.5 million through December 31, 2005, and the Subfeature was increased to $1.0 million. In February 2005, the Letter of Credit issued to the Company’s landlord was increased to approximately $998,000 under the terms of its facility lease.

     In February 2005, the Company paid off all outstanding Credit Agreement borrowings of $8,352,000 and the agreement was cancelled. As a result of the loan payoff, the Company’s restricted cash balance decreased by $8.0 million.

Note 4 – Stockholders’ Equity

     Common Stock Offerings — In June 2004, the Company completed the sale of 1,136,364 shares of its common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At March 31, 2005, no warrants issued in connection with this private placement have been exercised.

     In December 2004, the Company completed the public offering of 4,250,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to the Company, prior to the deduction of fees and commissions of $4.5 million.

     SEC Shelf Registration Statements – The Company currently has two effective shelf registration statements on Form S-3. On December 18, 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million. On September 30, 2004 the Company filed another shelf registration statement with the SEC, which was declared effective by the SEC on October 8, 2004, pursuant to which it may issue common stock, warrants or debt securities, up to an aggregate of $80 million. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million. These shelf registration statements enable the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.

     Equity Compensation Awards.

     Stock Option Plans. In June 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares have been reserved for issuance. As of March 31, 2005, 180,141 shares of restricted common stock have been issued under the 2004 Plan which vest between one and three years.

     In 2002, the Company established the 2002 Stock Option Plan, pursuant to which options to purchase an aggregate of 1,367,334 shares of common stock were outstanding and 32,666 authorized shares were available for future issuance as of March 31, 2005.

     In 2000, the Company established the 2000 Nonqualified Stock Option Plan, pursuant to which options to purchase an aggregate of 644,200 shares of common stock were outstanding and 146,656 authorized shares were available for future issuance as of March 31, 2005.

     In 1990, the Company established the 1990 Stock Option Plan, pursuant to which options to purchase an aggregate of 260,500 shares of common stock were outstanding and no shares were available for future issuance as of March 31, 2005.

     In addition, in 2002 the Company approved and ratified the issuance of 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company. The Company has filed separate registration statements on Form S-8 registering awards under each of the Company’s equity compensation plans and the 561,719 options awarded outside the plans. At March 31, 2005, options to purchase 471,719 shares remained outstanding related to these awards.

     Restricted Stock Awards. Pursuant to certain restricted stock awards granted pursuant to the Company’s 2004 Plan, the Company has issued shares of restricted common stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to three years of the restricted shares based on the fair value of such restricted common stock on the grant date. During the three-month period ended March 31, 2005, approximately 41,000 shares of restricted stock were granted and issued and approximately 7,000 unvested shares of restricted stock were forfeited. In connection with these restricted stock grants, the Company recorded approximately $450,000 as deferred compensation and approximately $260,000 as stock compensation expense during the three-month period ended March 31, 2005. No shares of restricted stock were issued during the three-month period ended March 31, 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K/A, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

     We and our collaborative partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including obesity, osteoporosis, breakthrough cancer pain, multiple sclerosis and erectile dysfunction. Our lead product candidate, PYY for obesity, is in Phase I clinical trials and is being developed with our collaboration partner, Merck. Additionally, we are developing two product candidates for the treatment of osteoporosis. PTH(1-34) is in Phase I clinical trials, and we have filed an ANDA for our generic calcitonin-salmon intranasal spray which we are developing with our collaboration partner Par Pharmaceutical. As of March 31, 2005, we have 42 patents issued and 169 patent applications filed to protect our proprietary technologies.

     As of March 31, 2005, we had an accumulated deficit of $89.6 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of March 31, 2005, we had approximately $58.6 million in cash, cash equivalents and investments including $1.0 million in restricted cash. We believe that our current cash position provides us with adequate working capital for at least the next 12 months or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. In addition, we are planning to enter into various collaborations to accelerate our R&D programs, and to the extent these collaborations do not occur, we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.

     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.

     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million.

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

Revenue Recognition

     Most of our revenues are generated from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, we allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables may be divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.

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

     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title has transferred

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

     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005 the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R. In April 2005 the SEC amended its previously adopted rule to modify the compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. We are evaluating SFAS 123R and believe it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.

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

Results of Operations

Revenue and cost of revenue

     The following table sets forth revenue information:

	Three Months Ended March 31,
	2004	2005
	(dollars in thousands)
Product revenue, net	$95	$—
License and research fees	53	3,330
Total revenue	$148	$3,330
Dollar increase		$3,182

     License and research fees were significantly higher for the three months ended March 31, 2005 as compared to the same period in 2004, due primarily to a $2.0 million milestone payment received from Questcor and to the recognition of current period research and development fees and deferred license fees received in 2004 from Merck and Par Pharmaceutical over the estimated remaining development periods.

     The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue:

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Product revenue, net	$95	$—
Cost of product revenue	64	—
Cost of product revenue as a % of product revenue	67%	—

     Product revenue consists of sales of Nascobal® nasal gel to Questcor. During the interim period ended March 31, 2004, we earned product revenue under the supply agreement. During the interim period ended March 31, 2005, we did not produce or ship any Nascobal® nasal gel. In the future, including during 2005 interim periods, we expect to receive continued product revenue under the supply agreement.

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

	Three Months Ended
	March 31,
	2004	2005
Peptide YY	60%	9%
Calcitonin	12%	31%
Tight Junctions and RNAi	13%	17%
PTH	2%	10%
Apomorphine	7%	—%
Other R&D projects (1)	6%	33%
	100%	100%

	(dollars in thousands)
Total R&D expense	$5,850	$7,231
Dollar increase		1,381
Percentage increase		24%

1.	Other R&D projects include, without limitation, our oral abuse-resistant opioid, feasibility studies and other projects.

     The increase in the three-month period ended March 31, 2005 over the same period in 2004 resulted primarily from the following costs:

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased to $2.9 million from $2.8 million due primarily to the timing of clinical trials performed for our calcitonin, PYY, PTH and RNAi products under development.

•	Personnel-related expenses increased to $2.8 million from $2.1 million due to an increase in staffing our research and development personnel in support of our research and development programs.

•	Facilities-related costs increased to $1.2 million from $0.7 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation and maintenance on equipment.

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

     Except for our Nascobal® nasal spray, which received FDA approval in January 2005, none of our other current product candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development plans or capital requirements.

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

Sales and marketing

     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, costs of using a contract sales organization and a contract distributor for Nascobal® nasal gel, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Total sales and marketing expense	$153	$324
Dollar increase		171
Percentage increase		112%

     The increase in the three-month period ended March 31, 2005 over the same period in 2004 resulted primarily from increased business development personnel costs and increases in spending on market research. We expect sales and marketing costs, which includes business development staff and activities, to continue to increase in the foreseeable future to support activities associated with partnering our other drug candidates.

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

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Total general and administrative expense	$1,684	$2,161
Dollar increase		477
Percentage increase		28%

     The increase in the three-month period ended March 31, 2005 over the same period in 2004 was due primarily to increased compensation related expenses due to the hiring of additional personnel supporting R&D and compliance activities, legal and accounting fees, corporate insurance, non-cash stock compensation expense related to restricted stock grants and other administrative costs. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.

Interest Income

     We earn interest income on our invested cash and investments. The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Interest income	$56	$409
Average funds available for investment	$20,600	$66,000
Average interest rate	1.1%	2.4%

     The increase in interest income in the three-month period ended March 31, 2005 over the same period in 2004 was due to higher average interest rates earned due to increasing prevailing market interest rates, combined with higher average balances available for investment.

Interest Expense

     We incur interest expense on our capital leases and our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate incurred:

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Interest expense	$97	$120
Ave. borrowings under capital leases and notes payable	$9,200	$7,400
Average interest rate	4.2%	6.5%

     The increase in interest expense in the three-month period ended March 31, 2005 over the same period in 2004 was due to an increase in the average interest rate as prevailing interest rates increased, combined with a shift in the borrowing mix from cash-secured bank debt to asset lease financing. In the three-month period ended March 31, 2005, average borrowings under the Wells Fargo note were approximately $4 million at approximately 3.3% interest, and average borrowings under the GE Capital leases were approximately $3.2 million at interest rates ranging from approximately 8.3% to 10%. In the three-month period ended March 31, 2004, average borrowings under the Wells Fargo note were approximately $6.7 million at approximately 1.9% interest, and average borrowings under the GE Capital leases were approximately $2.5 million at interest rates ranging from approximately 8.3% to 10%.

     In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of December 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 3.3% per annum. In February 2005 the Wells Fargo note was paid off in full and cancelled. The outstanding balance at March 31, 2005 is zero.

Liquidity and Capital Resources

Cash Requirements

     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $89.6 million as of March 31, 2005 and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs, and we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.

Sources and Uses of Cash

     We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenues received from our collaboration partners, equipment financing facilities and notes payable.

     In December 2003, we filed a shelf registration statement with the SEC, which was declared effective by the SEC in January 2004, pursuant to which we may issue common stock or warrants, up to an aggregate of $30 million. In September 2004 we filed another shelf registration statement with the SEC, which was declared effective by the SEC in October 2004, pursuant to which we may issue common stock, warrants or debt securities, up to an aggregate of $80 million. These shelf registration statements enable us to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.

     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.

     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. At March 31, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million.

     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.

•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment is being amortized over the estimated development period. We are also eligible to receive milestone payments upon achievement of specified product development goals or sales targets. If certain development and approval milestones are achieved, we will be eligible to receive up to $131 million from Merck. If certain sales related milestones are achieved, we will be eligible to receive up to an additional $210 million from Merck, subject to certain other conditions. Merck will also pay us for manufacturing-related development activities and will purchase from us clinical supply and finished product. We will also receive royalties on product sales based on certain sales-related thresholds.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment which is being amortized over the estimated development period. We expect in the future to receive additional revenue from Par Pharmaceutical in the form of milestone payments, product transfer payments for manufactured product and a profit sharing upon commercialization of generic calcitonin-salmon intranasal spray.

•	In January 2005, we received FDA approval of our Nascobal® nasal spray and we received a $2 million payment from Questcor in February 2005.

Total sources and uses of cash for the three-month periods ending March 31, 2004 and 2005 are as follows:

	Three Months Ended
	March 31,
	2004	2005
	(dollars in thousands)
Cash used in operating activities	$(8,005)	$(6,296)
Cash used in investing activities	(345)	(795)
Cash provided by (used in) financing activities	2,743	(185)
Net decrease in cash and cash equivalents	$(5,607)	$(7,276)

     Our operating activities used cash of $6.3 million in the first three months of 2005 compared to $8.0 million in the first three months of 2004. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

     Our investing activities used cash of $0.8 million in the first three months of 2005, compared to $0.3 million in the first three months of 2004. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.

     Our financing activities used cash of $0.2 million in the first three months of 2005, compared to providing cash of $2.7 million in the first three months of 2004. Cash provided in the 2004 period primarily related to an increase in borrowing of $2.2 million. During the three months ended March 31, 2005, we repaid approximately $8.4 million on our Revolving Line of Credit and drew down approximately $0.5 million on a capital lease facility. As a result of the loan payoff, our restricted cash balance decreased by $8.0 million.

Liquidity

     We had a working capital (current assets minus current liabilities) surplus of $49.9 million as of March 31, 2005 and $58.4 million as of December 31, 2004. As of March 31, 2005, we had approximately $58.6 million in cash, cash-equivalents and investments, including $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.

     As of February 22, 2005, we had unused capital lease credit lines of approximately $3.5 million out of total available credit lines of approximately $4.0 million. Our loan balance of approximately $8.4 million at December 31, 2004 was paid in full and cancelled on February 18, 2005. Our available capital lease line of $4.0 million expires December 31, 2005 and is available for use in financing equipment and leasehold assets.

Contractual Obligations

     Our contractual obligations have changed during the three months ended March 31, 2005 as follows.

•	At March 31, 2005 we have a zero balance in notes payable compared to approximately $8.6 million (including interest) at December 31, 2004 due to the payoff of the note in February 2005;

•	At March 31, 2005 our operating lease obligations increased to approximately $20.6 million (through 2016) from approximately $20.4 million at December 31, 2004. This is due to a lease renewal adding approximately $0.6 million in rental payments from July 2005 through June 2010, partially offset by approximately $0.4 million in rents paid during the three months ended March 31, 2005;

•	Our capital lease obligations increased by approximately $0.2 million to approximately $3.8 million (including interest) at March 31, 2005 due to approximately $0.5 million in new leases signed offset by payments made during the three months ended March 31, 2005; and

•	Our purchase obligations increased by approximately $1.5 million to approximately $1.7 million at March 31, 2005 due to purchase order activity during the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s “A” rating and higher or Moody’s Investors Service A2 rating and higher). To mitigate market risk, securities have a maturity date within 18 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer excluding the U.S. government do not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. We do not utilize derivative financial instruments.

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

     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

     PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 9, 2005.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Gregory L. Weaver

Gregory L. Weaver
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
1.1	Underwriting Agreement dated December 8, 2004, by and among Nastech Pharmaceutical Company Inc. and Citigroup Global Markets Inc., Needham & Company, Inc., WR Hambrecht + Co., LLC and Delafield Hambrecht, Inc. for themselves and as representatives of the underwriters. (filed as Exhibit 1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 8, 2005, and incorporated herein by reference).

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company dated September 20, 1983 (filed as Exhibit 3.1 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 30, 1989 (filed as Exhibit 3.2 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated November 8, 1993 (filed as Exhibit 3.3 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company dated December 30, 1996 (filed as Exhibit 3.4 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated August 15, 1999 (filed as Exhibit 3.5 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.6	Certificate of Designation of Rights, Terms and Preferences of Series A Junior Participating Preferred Stock of the Company dated March 2, 2000 (filed as Exhibit A to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

3.7	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.7 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.8	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.8 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

3.9	Certificate of Correction to a Certificate of Amendment to the Certificate of Incorporation of the Company dated July 28, 2004 (filed as Exhibit 3.9 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

Exhibit
No.	Description
3.10	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease for facilities at 45 Davids Drive, Hauppauge, NY (filed as Exhibit 10B to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended 1, 2002 and incorporated herein by reference).

10.3	Amended and Restated Employment Agreement, dated May 2, 2002, with Steve C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.4	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.5	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.6	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.7	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.8	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.9	Nastech Pharmaceutical Company Inc. 2004 Incentive Stock Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.10	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz

Exhibit
No.	Description
Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.11	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.12	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.13	Asset Purchase Agreement, dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.14	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.15	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.16	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.17	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.18	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.19	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.20	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.21	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.22	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.23	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

Exhibit
No.	Description
10.24	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.25	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference). (1)

10.26	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.27	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.28	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.29	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.30	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005. (2)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2) Filed Herewith.