Form 10-Q
period 2005-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2005-08-01
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
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
Yes ☑                                         No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑                                         No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

July 20, 2005	Common stock — $0.006 par value	18,821,754

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$11,078
Restricted cash	9,000	998
Short term investments	39,677	39,903
Accounts receivable, net	—	888
Inventories	57	313
Prepaid expenses and other current assets	674	1,512

Total current assets	75,205	54,692
Property and equipment, net	5,160	6,751
Security deposits and other assets	410	460

Total assets	$80,775	$61,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$3,249
Accrued expenses and other liabilities	2,533	2,948
Notes payable	8,352	—
Deferred revenue — current portion	2,774	2,326
Capital lease obligations — current portion	1,532	1,949

Total current liabilities	16,843	10,472
Deferred revenue, net of current portion	3,483	2,945
Capital lease obligation, net of current portion	1,719	2,157
Other liabilities	582	671

Total liabilities	22,627	16,245

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 17,895,976 and 18,154,990 shares outstanding at December 31, 2004 and June 30, 2005, respectively	107	109
Additional paid-in capital	142,853	144,882
Deferred compensation	(1,358)	(1,429)
Accumulated deficit	(83,453)	(97,884)
Accumulated other comprehensive loss	(1)	(20)

Total stockholders’ equity	58,148	45,658

Total liabilities and stockholders’ equity	$80,775	$61,903

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Product revenue, net	$—	$—	$95	$—
License and research fees	45	1,602	98	4,932

Total revenue	45	1,602	193	4,932

Operating expenses:
Cost of product revenue	—	—	64	—
Research and development	5,261	7,229	11,111	14,460
Sales and marketing	212	294	365	618
General and administrative	2,012	2,769	3,696	4,930

Total operating expenses	7,485	10,292	15,236	20,008

Loss from operations	(7,440)	(8,690)	(15,043)	(15,076)
Interest income	43	416	99	825
Interest and other expense, net	(94)	(70)	(191)	(180)

Net loss	$(7,491)	$(8,344)	$(15,135)	$(14,431)

Net loss per common share — basic and diluted	$(0.62)	$(0.47)	$(1.26)	$(0.81)

Shares used in computing net loss per share - basic and diluted:	12,117	17,852	12,005	17,801

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2005
(Unaudited)
(In Thousands, Except Share Data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity
Balance December 31, 2004	17,895,976	$107	$142,853	$(1,358)	$(83,453)	$(1)	$58,148
Proceeds from the exercise of options and warrants	187,691	1	1,202	—	—	—	1,203
Compensation related to restricted stock	71,323	1	819	(306)	—	—	514
Compensation related to stock options	—	—	8	235	—	—	243
Net loss	—	—	—	—	(14,431)	—	(14,431)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(19)	(19)

Comprehensive loss	—	—	—	—	(14,431)	(19)	(14,450)

Balance June 30, 2005	18,154,990	$109	$144,882	$(1,429)	$(97,884)	$(20)	$45,658

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2004	2005
Operating activities:
Net loss	$(15,135)	$(14,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	252	243
Non-cash compensation related to restricted stock	43	514
Depreciation and amortization of property and equipment	726	829
Net loss on retirements of property and equipment	—	116
Changes in assets and liabilities:
Accounts receivable	74	(888)
Inventories	73	(256)
Prepaid expenses and other assets	121	(888)
Accounts payable	(521)	1,597
Deferred revenue	—	(986)
Accrued expenses and other liabilities	106	504

Net cash used in operating activities	(14,261)	(13,646)

Investing activities:
Property and equipment acquisitions	(950)	(2,536)
Purchases of investments	(7,607)	(72,814)
Maturities of investments	6,200	72,569

Net cash used in investing activities	(2,357)	(2,781)

Financing activities:
Proceeds from notes payable	2,227	—
Restricted cash released	—	8,002
Payments on notes payable	(146)	(8,352)
Borrowings under capital lease obligations	1,039	1,699
Payments on capital lease obligations	(445)	(844)
Exercise of stock options	1,159	1,203
Private placement of common shares	12,271	—

Net cash provided by financing activities	16,105	1,708

Net decrease in cash and cash equivalents	(513)	(14,719)
Cash and cash equivalents — beginning of period	16,792	25,797

Cash and cash equivalents — end of period	$16,279	$11,078

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$191	$191

Non-cash investing activity:
Change in unrealized loss on available-for-sale securities	—	$19

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Business
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
     The Company and its collaborative partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including obesity, osteoporosis and breakthrough cancer pain. The Company’s lead product candidate, Peptide YY3-36 (“PYY”) for obesity, is in Phase I clinical trials and is being developed with its collaboration partner, Merck & Co., Inc. (“Merck”). Additionally, the Company is developing two product candidates for the treatment of osteoporosis. Parathyroid Hormone (“PTH(1-34)”) is in Phase I clinical trials, and the Company has filed an abbreviated new drug application (“ANDA”) for its generic calcitonin-salmon intranasal spray which the Company is developing with its collaboration partner Par Pharmaceutical, Inc. (“Par Pharmaceutical”). As of June 30, 2005, the Company has 33 patents issued and 165 patent applications filed to protect its proprietary technologies.
     As of June 30, 2005, the Company has an accumulated deficit of approximately $97.9 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. The Company currently has two effective shelf registration statements with a total of approximately $33 million remaining available pursuant to which the Company may issue and sell common stock, warrants and debt securities, subject to market conditions and the Company’s capital needs. At June 30, 2005, the Company has cash, cash equivalents and investments of approximately $52.0 million, including $1.0 million in restricted cash.
     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or for any future period.
Reclassifications
     Certain reclassifications have been made to the 2004 information to conform to the current period presentation.
Recent Accounting Pronouncements
     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R and amended its previously adopted rule to modify compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.
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
Revenue Recognition
     Most of the Company’s revenues result from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determines the appropriateness of separate units of accounting and allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units, if certain criteria are met, of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
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
     Product sales revenue is recognized at the time the manufactured goods are shipped to the purchaser and title and risk of loss has transferred.
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
Stock-based compensation
     The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and related pronouncements, which require the disclosure of pro forma net income and earnings per share as if the fair value-based method was utilized in measuring compensation expense.
     The per share weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2005 was $8.26, and $8.22, respectively, and for the six months ended June 30, 2004 and 2005 was $7.54 and $7.79, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.7%	3.9%	3.4%	4.0%
Expected stock volatility	0.83	0.81	0.82	0.80
Expected option life	5 years	6 years	5 years	6 years
     Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, net loss would have been reported as the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net loss as reported	$(7,491)	$(8,344)	$(15,135)	$(14,431)
Add: Stock-based employee compensation included in the reported net loss	169	367	295	757
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,194)	(1,252)	(2,363)	(2,366)
Pro forma net loss	$(8,516)	$(9,229)	$(17,203)	$(16,040)
Net Loss per share
Basic and diluted — as reported	$(0.62)	$(0.47)	$(1.26)	$(0.81)
Basic and diluted- pro forma	$(0.70)	$(0.52)	$(1.43)	$(0.90)
Net Loss per Common Share
     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Outstanding employee stock options, unvested restricted stock and warrants totaled approximately 4.6 million and 4.2 million shares at June 30, 2004 and 2005, respectively. The effect of employee stock options, unvested restricted stock and warrants at June 30, 2004 and 2005 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive.
Note 2 — Contractual Agreements
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
     Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment is being amortized over the estimated development period, a portion of which is recorded as deferred revenue in the accompanying condensed consolidated balance sheets. If certain development and approval milestones are achieved, the Company will be eligible to receive up to an additional $131 million from Merck. If certain sales-related milestones are achieved, the Company would be eligible to receive up to an additional $210 million from Merck subject to certain other conditions. In addition to the $5 million license fee, and the other items discussed above, Merck will pay the Company for manufacturing-related development activities and will purchase all clinical supply and finished product upon commercialization from the Company. The Company will also receive royalties on product sales.
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
     Par Pharmaceutical — In October 2004, the Company entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to its generic calcitonin-salmon nasal spray. Under the terms of the agreement with Par Pharmaceutical, the Company will manufacture and supply finished generic calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the US. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization. The Company filed its ANDA with the Food and Drug Administration (the “FDA”) in December 2003, which was accepted in February 2004.
     Questcor Pharmaceuticals, Inc. — In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company filed a New Drug Application (a “NDA”) of a nasal spray product configuration of Nascobal® in 2003 and will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of Questcor. The Company recognized a gain of approximately $4.2 million on the sale of the assets in 2003. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees.
     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million in September 2003 and approximately $2.2 million in December 2003. Questcor has also agreed to make payments of: (i) $2 million contingent upon FDA approval of a New Drug Application (“NDA”) for the Nascobal® nasal spray product; and (ii) $2 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005, and the $2 million payment was received from Questcor in February 2005 and recognized as revenue in the three months ended March 31, 2005.
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
Note 3 — Stockholders’ Equity
     Common Stock Offerings — In June 2004, the Company completed the public offering of 1,136,364 shares of its common stock at a public offering price of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At June 30, 2005, no warrants issued in connection with this offering have been exercised.
     In December 2004, the Company completed the public offering of 4,250,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to the Company, prior to the deduction of fees and commissions of $4.5 million.
     SEC Shelf Registration Statements — The Company currently has two effective shelf registration statements on Form S-3. On December 18, 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million. On September 30, 2004 the Company filed another shelf registration statement with the SEC, which was declared effective by the SEC on October 8, 2004, pursuant to which it may issue common stock, warrants or debt securities, up to an aggregate of $80 million. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million. These shelf registration statements enable the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.
     Increase in Authorized Shares — On July 20, 2005, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.
     Equity Compensation Awards
     Stock Option Plans. In June 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares were originally reserved for issuance. As of June 30, 2005, 216,943 shares of restricted common stock have been issued under the 2004 Plan which vest between one and three years and 383,057 authorized shares are available for future issuance.
     In July 2005, the Company’s Chairman of the Board, President and Chief Executive Officer exercised options to purchase common stock scheduled to expire on August 7, 2005, including 106,719 at an exercise price of $4.09 per share, 200,000 at an exercise price of $12.00 per share and 54,154 at an exercise of $15.00 per share resulting in proceeds to the Company of $3,648,791. Of the total of 360,873 options exercised, 286,154 shares were sold.
     On July 20, 2005, stockholders approved amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance under the 2004 Plan by 750,000 shares to 1,350,000 shares. Additionally, on July 20, 2005, 600,000 options to purchase shares of common stock and 168,000 shares of restricted common stock were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement that was executed on June 3, 2005. The grants vest annually in four equal installments.
     In 2002, the Company established the 2002 Stock Option Plan, pursuant to which options to purchase an aggregate of 1,360,500 shares of common stock were outstanding and 26,166 authorized shares were available for future issuance as of June 30, 2005.
     In 2000, the Company established the 2000 Nonqualified Stock Option Plan, pursuant to which options to purchase an aggregate of 572,366 shares of common stock were outstanding and 147,656 authorized shares were available for future issuance as of June 30, 2005. On July 20, 2005, 61,500 options to purchase shares of common stock were granted to non-employee directors.
     In 1990, the Company established the 1990 Stock Option Plan, pursuant to which options to purchase an aggregate of 170,000 shares of common stock were outstanding and no shares were available for future issuance as of June 30, 2005.
     In addition, in 2002 the Company approved and ratified the issuance of 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company. The Company has filed separate registration statements on Form S-8 registering awards under each of the Company’s equity compensation plans and the 561,719 options awarded outside the plans. At June 30, 2005, options to purchase 471,719 shares remained outstanding related to these awards.

     Restricted Stock Awards. Pursuant to certain restricted stock awards granted under to the Company’s 2004 Plan, the Company has issued shares of restricted common stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted common stock on the grant date. During the three- and six-month periods ended June 30, 2005, 39,562 and 80,883 shares of restricted stock were granted and issued and approximately 2,760 and 9,560 unvested shares of restricted stock were forfeited. In connection with these restricted stock grants, the Company recorded approximately $440,000 and $891,000 as deferred compensation and approximately $250,000 and $514,000 as stock compensation expense during the three- and six-month periods ended June 30, 2005, respectively. There were 84,360 shares of restricted stock issued during the three- and six- month periods ended June 30, 2004. On July 20, 2005, 61,500 shares of restricted stock were granted to non-employee directors vesting in one year, and 168,000 shares of restricted common stock vesting in equal annual installments over four years were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement that was executed on June 3, 2005.
Note 4 — Subsequent Event
     Alnylam Pharmaceuticals, Inc. — On July 20, 2005, the Company announced that it had acquired an exclusive InterfeRx™ license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis. Under the agreement, Alnylam received an initial license fee from Nastech and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement.
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
     We believe our intranasal drug delivery technology offers advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety and clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our intranasal drug delivery technology offers advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism. We are utilizing our technologies to develop commercial products with collaboration partners or, in select cases, we also plan to internally develop, manufacture and commercialize our products.
Merck Partnership
     The strategic collaboration that we entered into with Merck in September 2004, which included upfront and potential license and milestone payments aggregating up to $346 million, is an example of how we have applied our molecular-biology based tight junction technology to identify a formulation of our lead product candidate, PYY, that we believe can be developed into a viable therapeutic drug for the treatment of obesity. We possess a broad and effective PYY intellectual property estate. Under our collaborative arrangement, Merck will assume primary responsibility for conducting and funding clinical and regulatory development, while we will be responsible for all manufacturing of PYY-related product. Merck will lead and fund world-wide commercialization, and we have the right to co-promote the product in the United States. Under our agreement with Merck, we received an initial cash payment of $5 million. If certain development and approval milestones are achieved, we will be eligible to receive up to $131 million from Merck. If certain sales related milestones are achieved, we will be eligible to receive up to an additional $210 million from Merck subject to certain other conditions. Merck will also pay us for manufacturing-related development activities and will purchase from us all clinical supply and finished product. We will also receive royalties on product sales based on certain sales-related thresholds.
     On January 26, 2005, we announced that Merck initiated a Phase I study for PYY intranasal spray for the treatment of obesity. This study being conducted by Merck builds upon our previous PYY clinical programs, under which more than 60 subjects have received more than 900 doses of intranasal PYY or matching placebo.
     We believe our collaboration with Merck demonstrates we have taken a significant step toward becoming a leader in the development of innovative, intranasal drug delivery products and technologies. We also believe this collaboration partnership demonstrates the value PYY holds as a potential treatment option for obesity.
Independent Product Development
     While we have partnered our PYY program with Merck to maximize its development potential with the greatest value to our stockholders, we are also applying our technology and experience to develop other product candidates on our own (i.e., without a partner), such as PTH 1-34 for the treatment of osteoporosis. PTH(1-34) is part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism. PTH(1-34) is the same active ingredient that is being marketed as Forteo™ by Eli Lilly & Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and have filed two U.S. patent applications containing an aggregate of 79 claims.
     We launched the clinical program for PTH(1-34) intranasal spray in the second quarter of 2004 and have completed two Phase I clinical trials. Our clinical trials to date provide the basis for formulation optimization of our PTH(1-34) intranasal spray. In March 2005, we met with the U.S. Food and Drug Administration (the ""FDA'') at which time they advised us that, based on their current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) intranasal spray, which generally is less costly and time-consuming than preparing a full new drug application that includes results from all new studies and new information because the FDA can rely on its previous findings on the safety and effectiveness of Forteo™.

Par Pharmaceutical Partnership
     Under our collaborative arrangement with Par Pharmaceutical that we entered into in October 2004, we granted Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon intranasal spray. Under the terms of the agreement with Par Pharmaceutical, we will be responsible for obtaining FDA approval, manufacturing and supplying finished generic calcitonin-salmon intranasal spray product to Par Pharmaceutical. Par Pharmaceutical will distribute the product in the United States. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing upon commercialization.
     In December 2003, we filed with the FDA an ANDA for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the filing of our ANDA for the product. The FDA also has conducted a successful Pre-Approval Inspection of our generic calcitonin-salmon intranasal spray manufacturing facility with no cited deviations from current Good Manufacturing Practices (“cGMP”).
Product Portfolio Expansion Strategy
     To expand our product portfolio, we engage in a variety of pre-clinical initiatives, alone and with partners, to explore the range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies where our tight junction drug delivery technology is combined with already approved therapeutics, or product candidates currently in development to determine if formal pre-clinical studies are warranted. We are currently participating in four feasibility studies with four different partners to evaluate the development of proprietary formulations for the intranasal delivery of the following: 1) an injected compound for the treatment of type 2 diabetes; 2) an oral compound for the treatment of Alzheimer’s disease; 3) an injected compound not related to PYY for the treatment of obesity; and 4) an injected compound for the treatment of serum anemia. Feasibility studies, typically lasting under a year, allow us to efficiently evaluate opportunities where our tight junction technology provides therapeutic and commercial promise.
     We are also applying our drug delivery technology to a promising new class of therapeutics based on RNA interference (“RNAi”). Small interfering RNAs (“siRNAs”) are double-stranded RNA molecules 20-22 nucleotides in length that are able to silence a specific gene and reduce the amount of the disease-causing protein the gene produces. The application of RNAi in this manner requires the ability to deliver RNAi-based therapeutics inside the cells where the target proteins are produced. We have established a research and development program to enhance systematic delivery of this potential new class of therapeutic drugs.
     As part of our RNAi strategy, on July 20, 2005, we entered into a license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”), a biopharmaceutical company focused on developing RNAi based drugs, pursuant to Alnylam’s InterfeRx™ licensing program. Under the license, we acquired the exclusive rights to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis. Under our agreement with Alnylam, we paid an initial license fee to Alnylam, and we are obligated to pay annual and milestone fees and royalties on sales of any products covered by the license agreement.
     As of June 30, 2005, we had an accumulated deficit of $97.9 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of June 30, 2005, we had approximately $52.0 million in cash, cash equivalents and investments including $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In June 2004, we completed the public offering of 1,136,364 shares of our common stock at a public offering of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million.

Critical Accounting Policies and Estimates
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.
     Revenue Recognition
     Most of our revenues result from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, we allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables may be divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In the Notes to Condensed Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Condensed Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.
     In June 2004, our 2004 Stock Incentive Plan was approved by our shareholders and, subsequently, restricted stock grants have been issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to four years of the restricted shares.
     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), "Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R and amended its previously adopted rule to modify the compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. We are evaluating SFAS 123R and believe it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.
     Income Taxes
     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax valuation allowance could be reversed.
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

Results of Operations
Revenue and cost of revenue
     The following table sets forth revenue information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(dollars in thousands)
Product revenue, net	$—	$—	$95	$—
License and research fees	45	1,602	98	4,932
Total revenue	$45	$1,602	$193	$4,932
Dollar increase		$1,557		$4,739
     License and research fees were higher for the three months ended June 30, 2005 as compared to the same period in 2004, due primarily to the recognition of current period research and development fees and deferred license fees received from Merck, Par Pharmaceutical and other collaborative partners over the estimated remaining development periods.
     License and research fees were higher for the six months ended June 30, 2005 as compared to the same period in 2004, due primarily to a $2.0 million milestone payment received from Questcor and to the recognition of current period research and development fees and deferred license fees received in 2004 from Merck, Par Pharmaceutical and other collaborative partners over the estimated remaining development periods.
     The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Product revenue, net	$—	$—	$95	$—
Cost of product revenue	—	—	64	—
Cost of product revenue as a % of product revenue	—	—	67%	—
     Product revenue consists of sales of Nascobal® nasal gel to Questcor. During the six months ended June 30, 2004, we earned product revenue under the supply agreement. During the interim periods ended June 30, 2005, we did not produce or ship any Nascobal® nasal gel. In the future we expect to receive continued product revenue under the supply agreement.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Peptide YY	43%	11%	53%	9%
Calcitonin	19%	33%	15%	36%
Tight Junctions and RNAi	16%	22%	14%	21%
PTH(1-34)	10%	15%	6%	14%
Apomorphine	1%	—%	5%	—%
Other R&D projects (1)	11%	19%	7%	20%
	100%	100%	100%	100%
	(dollars in thousands)
Total R&D expense	$5,261	$7,229	$11,111	$14,460
Dollar increase		1,968		3,349
Percentage increase		37%		30%

1.	Other R&D projects include, without limitation, our oral abuse-resistant opioid, feasibility studies and other projects.
     The increase in the three-month period ended June 30, 2005 over the same period in 2004 resulted primarily from the following costs:
•	Costs of clinical trials, consulting, outside services and laboratory supplies increased to $2.9 million from $1.9 million due primarily to the timing of clinical trials performed for our calcitonin, PYY, PTH(1-34) and RNAi products under development;

•	personnel-related expenses increased to $3.1 million from $2.2 million due to an increase in staffing our research and development personnel in support of our research and development program; and

•	facilities-related costs increased to $1.0 million from $0.9 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation and maintenance on equipment.
     The increase in the six-month period ended June 30, 2005 over the same period in 2004 resulted primarily from the following costs:
•	Costs of clinical trials, consulting, outside services and laboratory supplies increased to $5.9 million from $4.7 million due primarily to the timing of clinical trials performed for our calcitonin, PYY, PTH(1-34) and RNAi products under development;

•	personnel-related expenses increased to $5.9 million from $4.3 million due to an increase in staffing our research and development personnel in support of our research and development programs; and

•	facilities-related costs increased to $2.2 million from $1.7 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation and maintenance on equipment.
We expect a continued increase in research and development expense in the foreseeable future as we continue to expand our research and development activities primarily relating to our PYY and PTH(1-34) product candidates and our RNAi research programs. However, we do not anticipate incurring any significant research and development expenses in the foreseeable future relating to the development of our apomorphine or beta interferon product candidates until, and only if, we are able to identify a partner to continue development of either such product candidate. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, but the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
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
Sales and marketing
     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(dollars in thousands)
Total sales and marketing expense	$212	$294	$365	$618
Dollar increase		82		253
Percentage increase		39%		69%
     The increase in the three- and six-month periods ended June 30, 2005 over the same periods in 2004 resulted primarily from increased business development personnel costs and increases in spending on market research. We expect sales and marketing costs, which includes business development staff and activities, to continue to increase in the foreseeable future to support activities associated with partnering our other drug candidates.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Total general and administrative expense	$2,012	$2,769	$3,696	$4,930
Dollar increase		757		1,234
Percentage increase		38%		33%
     The increase in the three- and six-months periods ended June 30, 2005 over the same periods in 2004 was due primarily to increased compensation-related expenses due to the hiring of additional personnel supporting R&D and compliance activities, legal and accounting fees, corporate insurance, non-cash stock compensation expense related to restricted stock grants and other administrative costs. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.

Interest Income
     We earn interest income on our invested cash and investments. The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Interest income	$43	$416	$99	$825
Average funds available for investment	$19,100	$54,800	$20,200	$60,900
Average interest rate	0.9%	3.0%	1.0%	2.7%
     The increase in interest income in the three- and six-month periods ended June 30, 2005 over the same periods in 2004 was due primarily to higher average balances available for investment in the current year periods and, to a lesser extent, increases in prevailing market interest rates.
Interest Expense
     We incur interest expense on our capital leases and, formerly, on our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate incurred:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Interest expense (excluding other expense)	$94	$70	$191	$180
Ave. borrowings under capital leases and notes payable	$11,000	$3,800	$10,000	$5,900
Average interest rate	3.4%	7.4%	3.8%	6.5%
     The change in interest expense in the three- and six-month periods ended June 30, 2005 over the same periods in 2004 was due to an increase in the prevailing interest rates, combined with an overall reduction in borrowings and a shift in the borrowing mix from cash-secured bank debt to asset lease financing.
     In the three-month period ended June 30, 2005, average borrowings under the Wells Fargo note were zero, and average borrowings under the GE Capital leases were approximately $3.8 million at interest rates ranging from approximately 8.3% to 10.0%. In the three-month period ended June 30, 2004, average borrowings under the Wells Fargo note were approximately $8.4 million at approximately 2.0% interest, and average borrowings under the GE Capital leases were approximately $2.7 million at interest rates ranging from approximately 8.3% to 10.0%.
     In the six-month period ended June 30, 2005, average borrowings under the Wells Fargo note were approximately $2.4 million at 3.25% interest, and average borrowings under the GE Capital leases were approximately $3.5 million at interest rates ranging from approximately 8.3% to 10.0%. In the six-month period ended June 30, 2004, average borrowings under the Wells Fargo note were approximately $7.4 million at approximately 2.0% interest, and average borrowings under the GE Capital leases were approximately $2.6 million at interest rates ranging from approximately 8.3% to 10.0%.
     In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of December 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 3.3% per annum. In February 2005, the Wells Fargo note was paid off in full and cancelled. The outstanding balance at June 30, 2005 is zero.

Liquidity and Capital Resources
Cash Requirements
     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $97.9 million as of June 30, 2005, and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs, and we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.
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
     In June 2004, we completed the public offering of 1,136,364 shares of our common stock at a public offering price of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. At June 30, 2005, the amount remaining available on this shelf registration statement was approximately $22.6 million.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us, including:
•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment is being amortized over the estimated development period. We are also eligible to receive milestone payments upon achievement of specified product development goals or sales targets. If certain development and approval milestones are achieved, we will be eligible to receive up to $131 million from Merck. If certain sales related milestones are achieved, we will be eligible to receive up to an additional $210 million from Merck, subject to certain other conditions. Merck will also pay us for manufacturing-related development activities and will purchase from us clinical supply and finished product. We will also receive royalties on product sales based on certain sales-related thresholds.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment which is being amortized over the estimated development period. We expect in the future to receive additional revenue from Par Pharmaceutical in the form of milestone payments, product transfer payments for manufactured product and a profit sharing upon commercialization of generic calcitonin-salmon intranasal spray.

•	In January 2005, we received FDA approval of our Nascobal® nasal spray and we received a $2 million payment from Questcor in February 2005.
Total sources and uses of cash for the six-month periods ending June 30, 2004 and 2005 are as follows:

	Six Months Ended
	June 30,
	2004	2005
	(dollars in thousands)
Cash used in operating activities	$(14,261)	$(13,646)
Cash used in investing activities	(2,357)	(2,781)
Cash provided by financing activities	16,105	1,708

Net decrease in cash and cash equivalents	$(513)	$(14,719)
     Our operating activities used cash of $13.6 million in the six months ended June 30, 2005 compared to $14.3 million in the six months ended June 30, 2004. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.
     Our investing activities used cash of $2.8 million in the six months ended June 30, 2005, compared to $2.4 million in the six months ended June 30, 2004. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.
     Our financing activities provided cash of $1.7 million in the six months ended June 30, 2005, compared to $16.1 million in the six months ended June 30, 2004. Cash provided in the 2004 period primarily resulted from an increase in borrowing of $2.2 million and net proceeds from a private placement of common shares of approximately $12.3 million. During the six months ended June 30, 2005, we repaid approximately $8.4 million on our Revolving Line of Credit and drew down approximately $1.7 million on a capital lease facility. As a result of the loan payoff, our restricted cash balance decreased by $8.0 million.
  Liquidity
     We had a working capital (current assets minus current liabilities) surplus of $44.2 million as of June 30, 2005 and $58.4 million as of December 31, 2004. As of June 30, 2005, we had approximately $52.0 million in cash, cash-equivalents and investments, including $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of June 30, 2005, we had unused capital lease credit lines of approximately $2.4 million out of total available credit lines of approximately $4.0 million. Our loan balance of approximately $8.4 million at December 31, 2004 was paid in full and cancelled in February 2005. Our available capital lease line of $4.0 million expires December 31, 2005 and is available for use in financing equipment and leasehold assets.

  Contractual Obligations
     Our contractual obligations have changed since December 31, 2004 to June 30, 2005 as follows:
•	At June 30, 2005 we have a zero balance in notes payable compared to approximately $8.6 million (including interest) at December 31, 2004 due to the payoff of the note in February 2005;

•	At June 30, 2005 our operating lease obligations decreased to approximately $20.2 million (through 2016) from approximately $20.4 million at December 31, 2004. This is due to one facility lease renewal and one new warehouse lease adding approximately $0.7 million in rental payments from July 2005 through June 2010, partially offset by approximately $0.9 million in rents paid during the six months ended June 30, 2005;

•	Our capital lease obligations increased by approximately $1.3 million to approximately $4.6 million (including interest) at June 30, 2005 due to approximately $1.7 million in new leases signed offset by payments made during the six months ended June 30, 2005; and

•	Our purchase obligations increased by approximately $2.5 million to approximately $2.7 million at June 30, 2005 due to purchase order activity during the six months ended June 30, 2005.
Off-Balance Sheet Arrangements
     As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

     PART II – OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Warrants. During the three months ended June 30, 2005 the Company issued 12,356 shares of common stock to holders of common stock warrants (the “Warrants”) upon the exercise of such Warrants in private offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders of the Warrants were accredited investors under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act. 10,256 of the Warrants were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share, and 2,100 of the Warrants were exercisable for an equal number of shares of common stock at an exercise price of $7.50 per share.
ITEM 6 – EXHIBITS
The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 1, 2005.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Gregory L. Weaver

Gregory L. Weaver
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended 1, 2002 and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005. (2)

Exhibit
No.	Description

10.6	Amended and Restated Employment Agreement, dated May 2, 2002, with Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.7	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.8	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.9	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.10	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.11	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.12	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.13	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.14	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.15	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.16	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.17	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.18	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.19	Non-Qualified Stock Option Grant Agreement effective July 20, 2005 by and between

Exhibit
No.	Description

Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.20	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.21	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.22	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.23	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.24	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.25	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.26	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.27	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.28	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.29	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.30	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.31	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.32	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended

Exhibit
No.	Description

December 31, 2003 and incorporated herein by reference).

10.33	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.34	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.35	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.36	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.37	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.38	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.39	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference). (1)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.