Form 10-Q
period 2005-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2005-11-02
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
October 24, 2005	Common stock — $0.006 par value	20,651,472

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Page
PART I — FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005	3
Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2004 and September 30, 2005	4
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2005	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2005	6
Notes to Condensed Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4 - CONTROLS AND PROCEDURES	25

PART II — OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 6 – EXHIBITS	27

SIGNATURES	27

EXHIBIT INDEX	28
EXHIBIT 10.18
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
Items 1, 3 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$15,911
Restricted cash	9,000	998
Short term investments	39,677	50,204
Accounts receivable, net	—	582
Inventories	57	1,034
Prepaid expenses and other current assets	674	1,299

Total current assets	75,205	70,028
Property and equipment, net	5,160	7,956
Security deposits and other assets	410	431

Total assets	$80,775	$78,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$2,885
Accrued expenses and other liabilities	2,533	2,159
Notes payable	8,352	—
Deferred revenue — current portion	2,774	1,666
Capital lease obligations — current portion	1,532	2,193

Total current liabilities	16,843	8,903
Deferred revenue, net of current portion	3,483	2,967
Capital lease obligations, net of current portion	1,719	2,648
Other liabilities	582	722

Total liabilities	22,627	15,240

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 17,895,976 and 20,637,232 shares outstanding at December 31, 2004 and September 30, 2005, respectively	107	124
Additional paid-in capital	142,853	174,985
Deferred compensation	(1,358)	(5,181)
Accumulated deficit	(83,453)	(106,698)
Accumulated other comprehensive loss	(1)	(55)

Total stockholders’ equity	58,148	63,175

Total liabilities and stockholders’ equity	$80,775	$78,415

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$203	$1,223	$396	$6,155

Operating expenses:
Cost of product revenue	126	—	190	—
Research and development	4,919	8,099	16,030	22,559
Sales and marketing	291	345	656	963
General and administrative	2,394	2,019	6,090	6,949

Total operating expenses	7,730	10,463	22,966	30,471

Loss from operations	(7,527)	(9,240)	(22,570)	(24,316)
Interest income	83	496	182	1,321
Interest and other expense, net	(111)	(70)	(302)	(250)

Net loss	$(7,555)	$(8,814)	$(22,690)	$(23,245)

Net loss per common share — basic and diluted	$(0.57)	$(0.46)	$(1.83)	$(1.28)

Shares used in computing net loss per share — basic and diluted	13,250	19,009	12,412	18,208

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2005
(Unaudited)
(In Thousands, Except Share Data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity
Balance December 31, 2004	17,895,976	$107	$142,853	$(1,358)	$(83,453)	$(1)	$58,148
Proceeds from the issuance of common shares in connection with a public offering, net	1,725,000	10	21,638	—	—	—	21,648
Proceeds from the exercise of options and warrants	652,719	4	5,381	—	—	—	5,385
Compensation related to restricted stock	363,537	3	5,105	(4,102)	—	—	1,006
Compensation related to stock options	—	—	8	279	—	—	287
Net loss	—	—	—	—	(23,245)	—	(23,245)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(54)	(54)

Comprehensive loss	—	—	—	—	(23,245)	(54)	(23,299)

Balance September 30, 2005	20,637,232	$124	$174,985	$(5,181)	$(106,698)	$(55)	$63,175

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2005
Operating activities:
Net loss	$(22,690)	$(23,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	378	287
Non-cash compensation related to restricted stock	252	1,006
Depreciation and amortization of property and equipment	1,083	1,289
Net loss on retirements of property and equipment	39	124
Changes in assets and liabilities:
Accounts receivable, net	(5,003)	(582)
Inventories	121	(977)
Prepaid expenses and other assets	564	(646)
Accounts payable	(572)	1,233
Deferred revenue	4,996	(1,624)
Accrued expenses and other liabilities	311	(234)

Net cash used in operating activities	(20,521)	(23,369)

Investing activities:
Property and equipment acquisitions	(1,597)	(4,209)
Purchases of investments	(7,865)	(104,280)
Maturities of investments	10,300	93,699

Net cash provided by (used in) investing activities	838	(14,790)

Financing activities:
Proceeds from notes payable	2,227	—
Restricted cash released	—	8,002
Payments on notes payable	(146)	(8,352)
Borrowings under capital lease obligations	1,423	2,940
Payments on capital lease obligations	(749)	(1,350)
Exercise of stock options	1,407	5,385
Public offering of common shares	—	21,648
Private placement of common shares	12,271	—

Net cash provided by financing activities	16,433	28,273

Net decrease in cash and cash equivalents	(3,250)	(9,886)
Cash and cash equivalents — beginning of period	16,792	25,797

Cash and cash equivalents — end of period	$13,542	$15,911

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$302	$250

Non-cash investing activity:
Unrealized loss on available-for-sale securities	—	$54

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Business
     Nastech Pharmaceutical Company Inc., (“Nastech” or the “Company”) is a pharmaceutical company focusing on development and commercialization of innovative products based on proprietary molecular biology-based intranasal drug delivery technology for delivering both small and large molecule drugs. Using this technology, the Company creates or utilizes novel formulation components or excipients that can transiently manipulate or open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including epithelial and endothelial layers of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries. This technology is the foundation of the Company’s intranasal drug delivery platform, although not all of the Company’s product candidates utilize this expertise. Generally, the Company seeks to apply its technology to compounds that the Company licenses to, or acquires from, collaborators or other third parties.
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
     The Company and its collaborative partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including obesity, osteoporosis and breakthrough cancer pain. The Company’s lead product candidate, Peptide YY3-36 (“PYY”) for obesity, is in Phase I clinical trials and is being developed with its collaboration partner, Merck & Co., Inc. (“Merck”). Additionally, the Company is developing two product candidates for the treatment of osteoporosis. Parathyroid Hormone (“PTH(1-34)”) is in Phase I clinical trials, and the Company has filed an abbreviated new drug application (“ANDA”) for its generic calcitonin-salmon intranasal spray which the Company is developing with its collaboration partner Par Pharmaceutical, Inc. (“Par Pharmaceutical”). As of September 30, 2005, the Company had 30 patents issued and 172 patent applications filed to protect its proprietary technologies.
     As of September 30, 2005, the Company had an accumulated deficit of approximately $106.7 million and expects additional operating losses in the foreseeable future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. The Company currently has an effective shelf registration statement with approximately $10.1 million remaining available pursuant to which the Company may issue and sell common stock and warrants, subject to market conditions and the Company’s capital needs. At September 30, 2005, the Company had cash, cash equivalents and short-term investments of approximately $67.1 million, including $1.0 million in restricted cash.
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
Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or for any future period.
Reclassifications
     Certain reclassifications have been made to the 2004 information to conform to the current period presentation.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) released its revised standard, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability-based service awards based on its current fair value and the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R and amended its previously adopted rule to modify compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.
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
Revenue Recognition
     Most of the Company’s revenues result from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determines the appropriateness of separate units of accounting and allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units, if certain criteria are met, of accounting, such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
     Nonrefundable upfront technology license fees, for product candidates where the Company is providing continuing services related to product development, are deferred and recognized as revenue over the development period or as the Company provides the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development.
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
     The per share weighted average fair value of stock options granted during the three months ended September 30, 2004 and 2005 was $7.66, and $10.36, respectively, and for the nine months ended September 30, 2004 and 2005 was $7.57 and $8.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.5%	4.1%	3.4%	4.0%
Expected stock volatility	81%	77%	82%	79%
Expected option life	5 years	6 years	5 years	6 years
     Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, net loss would have been reported as the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net loss as reported	$(7,555)	$(8,814)	$(22,690)	$(23,245)
Add: Stock-based employee compensation included in the reported net loss	335	536	630	1,293
Deduct: Stock-based employee compensation, determined under fair value-based methods	(1,232)	(1,025)	(3,596)	(3,391)

Pro forma net loss	$(8,452)	$(9,303)	$(25,656)	$(25,343)

Net Loss per share
Basic and diluted — as reported	$(0.57)	$(0.46)	$(1.83)	$(1.28)
Basic and diluted- pro forma	$(0.64)	$(0.49)	$(2.07)	$(1.39)
Net Loss per Common Share
     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options, unvested restricted stock and warrants at September 30, 2004 and 2005 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive. Outstanding warrants, employee stock options and unvested restricted stock totaled approximately 4.7 million and 4.6 million shares at September 30, 2004 and 2005, respectively.
Inventory
     At December 31, 2004 and September 30, 2005, net inventory balances were $0.1 million and $1.0 million and were composed of raw materials.
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
     Thiakis Limited — In September 2004, the Company announced it acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of intranasal delivery of PYY and the use of glucagons-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, Nastech made an equity investment in and paid an initial license fee to Thiakis, Ltd. (“Thiakis”). The equity investment and initial license fee were expensed as research and development expenses by the Company in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties and additional equity investments based upon future progress of the intellectual property and product development.
     Par Pharmaceutical — In October 2004, the Company entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to its generic calcitonin-salmon nasal spray. Under the terms of the agreement with Par Pharmaceutical, the Company will manufacture and supply finished generic calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing following commercialization. The Company filed its ANDA with the Food and Drug Administration (the “FDA”) in December 2003, which was accepted in February 2004.
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

     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million in September 2003 and approximately $2.2 million in December 2003. Questcor has also agreed to make payments of: (i) $2 million contingent upon FDA approval of a New Drug Application (“NDA”) for the Nascobal® nasal spray product; and (ii) $2 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005. A $2 million payment was received from Questcor in February 2005 and recognized as revenue in the three months ended March 31, 2005.
     In connection with the sale, Questcor and the Company entered into an agreement (the “Security Agreement”) pursuant to which Questcor granted the Company a collateral interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor.
     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements for the Nascobal® nasal gel and the Nascobal® nasal spray.
     See Note 4 – Subsequent Event for additional information related to the assignment of the Questcor agreements to QOL Medical, LLC in October 2005.
     Alnylam Pharmaceuticals, Inc. — On July 20, 2005, the Company announced that it had acquired an exclusive InterfeRx™ license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis. The initial license fee was expensed as research and development expenses by the Company in the three month period ended September 30, 2005. Under the agreement, Alnylam received an initial license fee from Nastech and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement.
Note 3 — Stockholders’ Equity
     Common Stock Offerings — In June 2004, the Company completed the public offering of 1,136,364 shares of its common stock at a public offering price of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At September 30, 2005, no warrants issued in connection with this offering have been exercised.
     In December 2004, the Company completed the public offering of 4,250,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to the Company, prior to the deduction of fees and commissions of approximately $4.5 million.
     On August 30, 2005 the Company completed the public offering of 1,725,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act of 1933, as amended (“the Securities Act”). The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.6 million.
     SEC Shelf Registration Statements — Shelf registration statements enable the Company to raise capital from the offering of securities covered by the shelf registration statements from time to time and through one or more methods of distribution, subject to market conditions and cash needs.

     The Company currently has one remaining effective shelf registration statement on Form S-3. On December 18, 2003 the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. At September 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     On September 30, 2004 the Company filed a separate shelf registration statement with the SEC, which was declared effective by the SEC on October 8, 2004, pursuant to which it may issue common stock, warrants or debt securities, up to an aggregate of $80 million. On August 25, 2005, the Company filed a post-effective amendment to the shelf registration pursuant to Rule 462(b) of the Securities Act to increase the total by approximately $0.7 million. On August 30, 2005, the Company utilized the previously remaining $22.6 million and the additional $0.7 million in a public offering of its common stock. At September 30, 2005, the amount remaining available on this shelf registration statement was zero.
     Increase in Authorized Shares — On July 20, 2005, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.
     Equity Compensation Awards
     Stock Option Plans. In June 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares were originally reserved for issuance. On July 20, 2005, stockholders approved amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance under the 2004 Plan by 750,000 shares to 1,350,000 shares. In addition, on October 5, 2005, the Board of Directors adopted an amendment to the 2004 Plan that provides for discretionary vesting of restricted stock awards. As of September 30, 2005, 537,072 shares of restricted common stock have been issued under the 2004 Plan which vest between one and four years, including 168,000 shares of restricted common stock granted on July 20, 2005 to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement that was executed on June 3, 2005. Additionally, on July 20, 2005, 600,000 options to purchase shares of common stock were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement that was executed on June 3, 2005. These option grants vest annually in four equal installments. At September 30, 2005, no other options had been awarded under the 2004 Plan and there were 240,843 authorized shares available for future issuance.
     In 2002, the Company established the 2002 Stock Option Plan, pursuant to which options to purchase an aggregate of 1,329,667 shares of common stock were outstanding and 56,999 authorized shares were available for future issuance as of September 30, 2005.
     In 2000, the Company established the 2000 Nonqualified Stock Option Plan, pursuant to which options to purchase an aggregate of 559,266 shares of common stock were outstanding and 86,856 authorized shares were available for future issuance as of September 30, 2005. On July 20, 2005, 61,500 options to purchase shares of common stock were granted to non-employee directors from the 2000 Plan.
     In 1990, the Company established the 1990 Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of common stock were outstanding and no shares were available for future issuance as of September 30, 2005.
     In addition, in 2002 the Company approved and ratified the issuance of 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company. The Company has filed separate registration statements on Form S-8 registering awards under each of the Company’s equity compensation plans and the 561,719 options awarded outside the plans. In July 2005, the Company’s Chairman of the Board, President and Chief Executive Officer exercised options to purchase common stock scheduled to expire on August 7, 2005, including 106,719 at an exercise price of $4.09 per share, 200,000 at an exercise price of $12.00 per share and 54,154 at an exercise of $15.00 per share resulting in proceeds to the Company of $3,648,791. Of the total of 360,873 options exercised, 286,154 shares were sold. An additional 45,846 of these options expired unexercised on August 7, 2005. At September 30, 2005, options to purchase 125,000 shares remained outstanding related to these awards.
     Restricted Stock Awards. Pursuant to certain restricted stock awards granted under to the Company’s 2004 Plan, the Company has issued shares of restricted stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. On July 20, 2005, 61,500 shares of restricted stock were granted to non-employee directors vesting on the earlier of the first anniversary of the date of grant or the date of the Company’s next annual meeting of Stockholders and 168,000 shares of restricted common stock vesting in equal annual installments over four years were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement that was executed on June 3, 2005. Additional information on restricted shares is as follows:

	Nine Months Ended
	September 30,
	2004	2005
Unvested restricted shares outstanding, beginning of period	0	145,620
Restricted shares issued	133,420	389,052
Restricted shares forfeited	0	(25,515)
Restricted shares lapsed (vested in period)	0	(82,823)
Unvested restricted shares outstanding, end of period	133,420	426,334
Non-cash restricted stock compensation expense, net of forfeitures	$252,000	$1,006,000
Note 4 — Subsequent Event
     Questcor assignment to QOL Medical, LLC – On October 17, 2005, with the consent of the Company, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL Medical, LLC (“QOL”). The Company received $2.0 million from Questcor on October 19, 2005 in consideration for its consent to the assignment and in connection with the Company entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements.
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
Merck Partnership
     The strategic collaboration that we entered into with Merck in September 2004, which included upfront and potential license and milestone payments aggregating up to $346 million, is an example of how we have applied our molecular-biology based tight junction technology to identify a formulation of our lead product candidate, PYY, that we believe can be developed into a viable therapeutic drug for the treatment of obesity. We possess a broad and effective PYY intellectual property estate. Under our collaborative arrangement, Merck will assume primary responsibility for conducting and funding clinical and regulatory development, while we will be responsible for all manufacturing of PYY-related product. Merck will lead and fund world-wide commercialization, and we have the right to co-promote the product in the United States. Under our agreement with Merck, we received an initial cash payment of $5 million. If certain development and approval milestones are achieved, we will be eligible to receive up to $131 million from Merck. If certain sales-related milestones are achieved, we will be eligible to receive up to an additional $210 million from Merck subject to certain other conditions. Merck will also pay us for manufacturing-related development activities and will purchase from us all clinical supply and finished product. We will also receive royalties on product sales based on certain sales-related thresholds.
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
PTH(1-34) Development

     PTH(1-34) is part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism. PTH(1-34) is the same active ingredient that is being marketed as Forteo™ by Eli Lilly & Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and have filed two U.S. Patent Applications and one Paris Convention Treaty (“PCT”) Application consisting of an aggregate of 107 claims.
     We launched the clinical program for PTH(1-34) intranasal spray in the second quarter of 2004 and have completed three Phase I clinical trials. At September 30, 2005 we have one additional Phase I clinical trial in progress. In September 2005 we completed a pharmacokinetic study in healthy human subjects and initiated a follow-on pharmacokinetic study in the elderly. The studies are part of the previously announced clinical development program supporting a 505(b)(2) submission to the FDA for approval. Our clinical trials to date provide the basis for formulation optimization of our PTH(1-34) intranasal spray. In March 2005, we met with the FDA at which time they advised us that, based on their current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) intranasal spray, which generally is less costly and time-consuming than preparing a full new drug application that includes results from all new studies and new information because the FDA can rely on its previous findings on the safety and effectiveness of Forteo™.
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
     In December 2003, we filed with the FDA an ANDA for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the filing of our ANDA for the product. The FDA also has conducted a successful Pre-Approval Inspection of our generic calcitonin-salmon intranasal spray manufacturing facility with no cited deviations from current Good Manufacturing Practices (“cGMP”). On September 2, 2005, a citizens’ petition was filed with the FDA requesting that the FDA not approve the ANDA as filed prior to additional studies for safety and bioequivalence. We filed a response with the FDA to the citizens’ petition on October 13, 2005. At this time we are not able to determine whether or not this petition or other factors will delay the approval process for the ANDA.
Product Portfolio Expansion Strategy
     To expand our product portfolio, we engage in a variety of pre-clinical initiatives, alone and with partners, to explore the range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies where our tight junction drug delivery technology is combined with already approved therapeutics, or product candidates currently in development to determine if formal pre-clinical studies are warranted. We are currently participating in four feasibility studies with four different partners to evaluate the development of proprietary formulations for the intranasal delivery of the following: 1) an injected compound for the treatment of type 2 diabetes; 2) an oral compound for the treatment of Alzheimer’s disease; 3) an injected compound not related to PYY for the treatment of obesity; and 4) an injected compound for the treatment of serum anemia. Feasibility studies, typically lasting under a year, allow us to efficiently evaluate opportunities where our tight junction technology provides therapeutic and commercial promise. In addition to collaborative feasibility studies, in October 2005 we announced the initiation of our own project to evaluate intranasal insulin.
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
     As of September 30, 2005, we had an accumulated deficit of $106.7 million and expect additional operating losses in the foreseeable future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us. As of September 30, 2005, we had approximately $67.1 million in cash, cash equivalents and short-term investments including $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In June 2004, we completed the public offering of 1,136,364 shares of our common stock at a public offering of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At September 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of approximately $4.5 million.
     On August 30, 2005 we completed the public offering of 1,725,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million effective shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.6 million. At September 30, 2005, the amount remaining available on this shelf registration statement was zero.
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
     Stock-Based Compensation
     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). In the Notes to Condensed Consolidated Financial Statements, we provide pro-forma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Condensed Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.
     In June 2004, our 2004 Stock Incentive Plan was approved by our shareholders and, subsequently, restricted stock grants have been issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to four years of the restricted shares.
     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability-based service awards based on its current fair value and the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. In April 2005, the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123R and amended its previously adopted rule to modify the compliance dates for SFAS 123R, requiring adoption for fiscal years beginning after June 15, 2005. We are evaluating SFAS 123R and believe it will likely result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.

     Income Taxes
     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve sustained profitability, such deferred tax valuation allowance could be reversed.
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
Results of Operations
Revenue and cost of revenue
     Our revenue consists of product sales and license and research fees. Revenue totaled approximately $1.2 million for the three months ended September 30, 2005, an increase of approximately $1 million over the prior year period. The increase is due primarily to the recognition of current period research and development fees and recognition of deferred license fees received from Merck, Par Pharmaceutical and other collaborative partners over the estimated remaining development periods. For the nine months ended September 30, 2005, revenue increased by approximately $5.8 million compared to the prior year period to approximately $6.2 million due primarily to receipt and recognition of a $2.0 million milestone payment received from Questcor in addition to the recognition of current period research and development fees and of deferred license fees received in 2004 from Merck, Par Pharmaceutical and other collaborative partners over the estimated development periods.
     Our product revenue consists of sales of Nascobal® nasal gel to Questcor. During the three- and nine-month periods ended September 30, 2004, we recognized approximately $180,000 and $300,000 of product revenue, respectively, under the supply agreement. During the interim periods ended September 30, 2005, we did not produce or ship any Nascobal® nasal gel. Cost of product revenue as a percent of product revenue was 70% for the three months ended September 30, 2004 and 63% for the nine months ended September 30, 2004. Effective in October 2005, the distribution of our Nascobal® nasal gel and spray products has been transferred from Questcor to QOL. (See Subsequent Event Note 4 to our Condensed Consolidated Financial Statements.) We expect to receive continued product revenue under a new QOL supply agreement.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Peptide YY	36%	22%	49%	16%
Calcitonin	23%	18%	17%	30%
Tight Junctions and RNAi	24%	29%	16%	25%
PTH(1-34)	4%	17%	5%	15%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Apomorphine	4%	—%	5%	—%
Other R&D projects (1)	9%	14%	8%	14%

	100%	100%	100%	100%
	(dollars in thousands)
Total R&D expense	$4,919	$8,099	$16,030	$22,559
Dollar increase		3,180		6,529
Percentage increase		65%		41%

(1)	— Other R&D projects include, without limitation, our oral abuse-resistant opioid, feasibility studies and other projects.
     The $3.2 million increase in the three-month period ended September 30, 2005 over the same period in 2004 resulted primarily from the following costs:
•	personnel-related expenses increased to $3.4 million from $2.2 million due to increased personnel in support of our research and development programs;

•	costs of clinical trials, consulting, outside services and laboratory and manufacturing supplies increased to $2.6 million from $1.4 million due to a clinical study for calcitonin and other projects under development;

•	facilities-related costs increased to $1.2 million from $0.8 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation and maintenance on equipment; and

•	administrative costs increased to $0.9 million from $0.5 million due primarily to patent license fees incurred.
     The $6.5 million increase in the nine-month period ended September 30, 2005 over the same period in 2004 resulted primarily from the following costs:
•	personnel-related expenses increased to $9.4 million from $6.5 million due to increased personnel in support of our research and development programs;

•	costs of clinical trials, consulting, outside services and laboratory and manufacturing supplies increased to $8.4 million from $6.1 million due to a clinical study for calcitonin and more projects under development;

•	facilities-related costs increased to $3.5 million from $2.5 million due to rent and related expenses on additional space leased in the Bothell facility and increased depreciation and maintenance on equipment; and;

•	administrative costs increased to $1.2 million from $0.9 million due primarily to patent license fees incurred.
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

     Except for Nascobal® nasal spray, which received FDA approval in January 2005, none of our other current product candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development plans or capital requirements.
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
Sales and marketing
     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Total sales and marketing expense	$291	$345	$656	$963
Dollar increase		54		307
Percentage increase		19%		47%
     The increases in the three- and nine-month periods ended September 30, 2005 over the same periods in 2004 resulted primarily from increased business development personnel costs and increases in spending on market research, conference related activities and business development efforts. We expect sales and marketing costs, which include business development staff and activities, to continue to increase in the foreseeable future to support activities associated with partnering our other drug candidates.
General and administrative
     General and administrative expense consists primarily of salaries and other personnel-related expenses to support our research and development activities, amortization of non-cash stock option and restricted stock compensation, professional fees such as accounting and legal, corporate insurance and facilities costs. Total general and administrative expense and dollar and percentage changes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Total general and administrative expense	$2,394	$2,019	$6,090	$6,949
Dollar increase (decrease)		(375)		859
Percentage increase		(16%)		14%
     The $0.4 million decrease in the three-month period ended September 30, 2005 from the same period in 2004 was due primarily to lower spending on legal fees on patents and collaborations, partially offset by increased compensation-related expenses related to the hiring of additional personnel supporting R&D and compliance activities, non-cash depreciation and stock compensation expense. The $0.9 million increase in the nine-month period ended September 30, 2005 over the same period in 2004 was due primarily to increased compensation-related expenses related to the hiring of additional personnel supporting R&D and compliance activities, legal and accounting fees, corporate insurance, non-cash depreciation and stock compensation expense. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.
Interest Income
     We earn interest income on our invested cash and investments. The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Interest income	$83	$496	$182	$1,321
Average funds available for investment	$22,200	$59,800	$20,400	$61,400
Average interest rate, annualized	1.5%	3.3%	1.2%	2.9%
     The increase in interest income in the three- and nine-month periods ended September 30, 2005 over the same periods in 2004 was due primarily to higher average balances available for investment in the current year periods and, to a lesser extent, increases in prevailing market interest rates.
Interest Expense
     We incur interest expense on our capital leases and, previously, on our notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate incurred:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Interest expense (excluding other expense, net)	$111	$75	$302	$265
Avg. borrowings under capital leases and notes payable	$11,400	$4,300	$10,400	$5,400
Average interest rate, annualized	4%	7%	4%	7%
     The decreases in interest expense in the three- and nine-month periods ended September 30, 2005 over the same periods in 2004 was due to an overall reduction in borrowings partially offset by higher average borrowing rates. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of December 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 3.3% per annum. Approximate average interest rates on the Wells Fargo note in the three- and nine-month periods ended September 30, 2004 were 3.3% and 2.4%, respectively. In February 2005, the Wells Fargo note was paid off in full and canceled. As a result of this note repayment, our average loan balances have decreased when comparing the current year periods to the prior year periods. Interest rates on outstanding borrowings under the GE Capital leases range from 8.3% to 10%.
Liquidity and Capital Resources
Cash Requirements
     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $106.7 million as of September 30, 2005, and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs, and we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.
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
     In June 2004, we completed the public offering of 1,136,364 shares of our common stock at a public offering price of $11.00 per share, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At September 30, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. On August 30, 2005 we completed the public offering of 1,725,000 shares of our common stock at a public offering price of $13.50 per share pursuant to our $80 million effective shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.6 million. At September 30, 2005, the amount remaining available on this shelf registration statement was zero.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales, including:
•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment is being amortized over the estimated development period. We are also eligible to receive milestone payments upon achievement of specified product development goals or sales targets. If certain development and approval milestones are achieved, we will be eligible to receive up to $131 million from Merck. If certain sales related milestones are achieved, we will be eligible to receive up to an additional $210 million from Merck, subject to certain other conditions. Merck will also pay us for manufacturing-related development activities and will purchase from us clinical supply and finished product. We will also receive royalties on product sales based on certain sales-related thresholds.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment which is being amortized over the estimated development period. We believe, although there can be no assurance, that in the future we will receive additional revenue from Par Pharmaceutical in the form of milestone payments, product transfer payments for manufactured product and a profit sharing upon commercialization of generic calcitonin-salmon intranasal spray.

•	In January 2005, we received FDA approval of our Nascobal® nasal spray and we received a $2 million payment from Questcor in February 2005.
     Total sources and uses of cash for the nine-month periods ending September 30, 2004 and 2005 are as follows:

	Nine Months Ended
	September 30,
	2004	2005
	(dollars in thousands)
Cash used in operating activities	$(20,521)	$(23,369)
Cash provided by (used in) investing activities	838	(14,790)
Cash provided by financing activities	16,433	28,273

Net decrease in cash and cash equivalents	$(3,250)	$(9,886)

     Our operating activities used cash of $23.4 million in the nine months ended September 30, 2005 compared to $20.5 million in the nine months ended September 30, 2004. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.
     Our investing activities used cash of $14.8 million in the nine months ended September 30, 2005, compared to providing $0.8 million in the nine months ended September 30, 2004. Changes in cash from investing activities are due primarily to purchases of short-term investments net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.
     Our financing activities provided cash of $28.3 million in the nine months ended September 30, 2005, compared to $16.4 million in the nine months ended September 30, 2004. Cash provided in the 2004 period primarily resulted from an increase in borrowing of $2.2 million and net proceeds from a private placement of common shares of approximately $12.3 million. During the nine months ended September 30, 2005, we received net proceeds of approximately $21.7 million, we repaid approximately $8.4 million on our Revolving Line of Credit and we drew down approximately $2.9 million on a capital lease facility. As a result of the loan payoff, our restricted cash balance decreased by $8.0 million.
     Liquidity
     We had a working capital (current assets minus current liabilities) surplus of $61.1 million as of September 30, 2005 and $58.4 million as of December 31, 2004. As of September 30, 2005, we had approximately $67.1 million in cash, cash-equivalents and investments, including $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of September 30, 2005, we had unused capital lease credit lines of approximately $1.1 million out of total available credit lines of approximately $4.0 million. Our available capital lease line of $4.0 million expires December 31, 2005 and is available for use in financing equipment and leasehold assets. Our loan balance of approximately $8.4 million at December 31, 2004 was paid in full and canceled in February 2005.
     Contractual Obligations

     Our contractual obligations have changed since December 31, 2004 to September 30, 2005 as follows:
•	At September 30, 2005 we have a zero balance in notes payable compared to approximately $8.6 million (including accrued interest) at December 31, 2004 due to the payoff of the note in February 2005;

•	At September 30, 2005 our operating lease obligations decreased to approximately $19.8 million (through January 2016) from approximately $20.4 million at December 31, 2004. This is due to one facility lease renewal and one new warehouse lease adding approximately $0.7 million in rental payments through June 2010, partially offset by approximately $1.3 million in rents paid during the nine months ended September 30, 2005;

•	Our capital lease obligations increased by approximately $2.2 million to approximately $5.5 million (including future interest payments) at September 30, 2005 due to approximately $2.9 million in new leases signed offset by payments made during the nine months ended September 30, 2005; and

•	Our purchase obligations increased by approximately $3.4 million to approximately $3.6 million at September 30, 2005 due to purchase order activity (primarily for calcitonin and PYY) during the nine months ended September 30, 2005.
Off-Balance Sheet Arrangements
     As of September 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market rate risk for changes in interest rates relates primarily to our investment of cash in excess of near term requirements. We have a prescribed methodology whereby we invest our excess cash in debt instruments of U.S. Government agencies and high quality corporate issuers (Standard & Poor’s “A” rating and higher or Moody’s Investors Service A2 rating and higher). To mitigate market risk, securities have a maturity date within 18 months, no category of issue can exceed 50% of the portfolio, and holdings of any one issuer excluding the U.S. Government does not exceed 20% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. We do not utilize derivative financial instruments.
ITEM 4 – CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.
     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Warrants. During the three months ended September 30, 2005 the Company issued 20,255 shares of common stock to a holder of common stock warrants (the “Warrants”) upon the exercise of such Warrants in a private offering pursuant to Section 4(2) of the Securities Act. The holder of the Warrants was an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act. The Warrants were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Wednesday, July 20, 2005:
1)	The election of the following eleven (11) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Dr. Steven C. Quay	16,812,873	565,445
Susan B. Bayh	17,278,657	99,661
J. Carter Beese, Jr.	16,755,739	622,579
Dr. Alexander D. Cross	17,283,349	94,969
Dr. Ian R. Ferrier	16,708,284	670,034
Myron Z. Holubiak	16,785,906	592,412
Leslie D. Michelson	16,808,981	569,337
John V. Pollock	16,786,506	591,812
Gerald T. Stanewick	16,809,475	568,843
Bruce R. Thaw	16,816,075	562,243
Devin N. Wenig	16,740,351	637,967
2)	The appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2005:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
17,281,295	69,519	27,504	0
3)	The approval of a proposed change to our capital structure increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
16,513,141	824,594	40,583	0
4)	The approval of a proposed Restated Certificate of Incorporation of the Company, including certain changes to modernize, clarify and otherwise make our current Certificate of Incorporation consistent with our Amended and Restated Bylaws and Delaware law:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
9,700,758	360,103	46,535	7,270,922
5)	The approval of amendments to our 2004 Stock Incentive Plan, including an increase in the number of shares authorized by 750,000 shares, from 600,000 shares to 1,350,000 shares:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
9,003,741	1,001,134	102,521	7,270,922

ITEM 6 – EXHIBITS
The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 2, 2005.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker

Philip C. Ranker
VP Finance and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc.(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005 and incorporated herein by reference).

10.6	Amended and Restated Employment Agreement, dated May 2, 2002, with Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended

Exhibit
No.	Description
March 31, 2002 and incorporated herein by reference).

10.7	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.8	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.9	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.10	Agreement, Release and Waiver dated Sept. 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference).

10.11	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.12	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.13	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.14	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.15	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.17	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.18	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (2)

10.19	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.20	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.21	Non-Qualified Stock Option Grant Agreement effective July 20, 2005by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.22	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.23	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.24	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.25	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.26	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.27	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.28	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.29	Restricted Stock Grant Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.30	Stock Option Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.31	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.32	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.33	Restricted Stock Grant Agreement effective August 11, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (2)

10.34	Stock Option Agreement dated as of August 25, 2004 between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (2).

10.35	Restricted Stock Grant Agreement effective August 25, 2004 by and between Nastech Pharmaceutical

Exhibit
No.	Description
Company Inc. and Mr. Philip C. Ranker. (2)

10.36	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (2)

10.37	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (2)

10.38	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (2)

10.39	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (2)

10.40	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.41	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.42	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.43	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.44	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.45	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.46	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.47	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.48	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.49	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference). (1)

10.50	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report

Exhibit
No.	Description
on Form 8-K dated October 22, 2004 and incorporated herein by reference). (1)

10.51	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference). (1)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of the Company’s Interim Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.