Form 10-K
period 2005-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2006-03-15
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 0-13789
NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3450 Monte Villa Parkway Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)
Registrant’s telephone number, including area code:
(425) 908-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.006 par value
Preferred Stock Purchase Rights, $0.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 based upon the closing price on that date, on the Nasdaq National Market, was approximately $236,700,000.
      As of February 15, 2006, there were 20,951,188 shares of the Registrant’s $0.006 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2005 to be issued in conjunction with the registrant’s annual meeting of stockholders expected to be held on June 8, 2006 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2005.

NASTECH PHARMACEUTICAL COMPANY INC.

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.
      Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this prospectus or to conform them to actual results, new information, future events or otherwise.
      The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding;

•	our efforts to establish and maintain collaboration partnerships for the development of PTH(1-34) intranasal spray, PYY intranasal spray, generic calcitonin-salmon intranasal spray, morphine gluconate intranasal spray, insulin, RNA interference or other programs;

•	the success or failure of our research and development programs or the programs of our partners;

•	the advantages and disadvantages of pharmaceuticals delivered intranasally;

•	the need for improved and alternative drug delivery methods;

•	our efforts to collaborate with other pharmaceutical and biotechnology companies that have products under development;

•	our ability to successfully complete product research and development, including pre-clinical and clinical trials and commercialization;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	our ability to successfully manufacture the products of our research and development programs and our marketed products to meet current good manufacturing practices and to manufacture these products at a financially acceptable cost;

•	our ability to attract and retain our key officers and employees and manufacturing, sales, distribution and marketing partners;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits;

•	our ability to develop and commercialize our products before our competitors; and

•	the projected size of the drug delivery market.
      We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.
      These factors and the risk factors included in this Annual Report on Form 10-K under Item 1A — Risk Factors, are all of the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I

ITEM 1.	BUSINESS
OVERVIEW
      We are a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on both our proprietary molecular biology-based drug delivery technology for delivering small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using our intranasal technology, we create or utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
      We believe our intranasal drug delivery technology could potentially offer advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety and clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our intranasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our intranasal drug delivery platform and we are using it to develop commercial products with collaboration partners or, in select cases, we internally develop, manufacture and commercialize our products.
      Our RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are expressed in inflammation, viral respiratory infections and other diseases.

Business Strategy
      Our goal is to become a leader in both the development and commercialization of innovative, intranasal drug delivery products and technologies and in therapeutic RNAi. Key elements of our strategy include:

•	Applying Our Tight Junction Technology and Other Drug Delivery Methods to Product Candidates. We will focus our research and development efforts on product candidates, including small molecules, peptides, large molecules and therapeutic siRNA, where our proprietary technologies utilizing tight junctions may offer clinical advantages such as improved safety and clinical efficacy or increased patient compliance due to elimination of injection site pain and avoidance of injection site irritation. We will also continue to search for applications of our tight junction technology to improve other forms of drug delivery, including oral, pulmonary and intravenous delivery.

•	Pursuing Collaborations with Pharmaceutical and Biotechnology Companies. We will continue to try to establish strategic collaborations with pharmaceutical and biotechnology companies. Typically, we collaborate with partners to commercialize our product candidates by utilizing their research and development, regulatory compliance, marketing and distribution capabilities. We may also assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials, or are even currently marketed. We intend to structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase, revenue from manufacturing upon commercialization and patent-based royalties on future sales of products.

•	Strategically Developing and Commercializing Product Candidates on Our Own. In select cases where we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and distribute our products.

•	Utilizing Our Manufacturing Expertise and Capabilities. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how which we believe would be difficult for our competitors to replicate easily. These capabilities give us competitive advantages including the ability to prepare the chemistry, manufacturing and controls section of the new drug application (the “NDA”) filing with the U.S. Food and Drug Administration (the “FDA”) and maintain a high-level of quality control in manufacturing product candidates for clinical trials and FDA-approved products for commercialization. We believe our manufacturing capabilities will meet our projected capacity needs for the foreseeable future.

Summary of Recent Developments

•	Capital Raising — We completed public offerings of 4,250,000 shares of our common stock for gross proceeds of $57.4 million in December 2004, and 1,725,000 shares of our common stock for gross proceeds of approximately $23.3 million in August 2005, pursuant to our $80.0 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act.

•	PTH(1-34) — On January 27, 2006, we entered into a Product Development and License Agreement with Procter & Gamble Pharmaceuticals, Inc. (“P&G”) to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. We received an initial $10.0 million payment, and in total, milestone payments could reach $577.0 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization milestones, although there can be no assurance that any such milestones will be achieved.

•	PYY — The strategic collaboration that we entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Under the agreement, Nastech will reacquire its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner.

•	RNAi —

•	Galenea — On February 17, 2006 we acquired the RNAi intellectual property (“IP”) estate and other RNAi technologies of Galenea Corp. (“Galenea”) which includes certain IP licensed from the Massachusetts Institute of Technology (“MIT”) for the development of RNAi therapeutics against viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases.

•	Alnylam — In July 2005 we entered into a license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”). Under the license, we acquired the exclusive rights to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic respiratory diseases.

•	Nascobal Nasal Spray — In February 2005, Questcor paid us a milestone fee of $2.0 million upon notice of FDA approval of the NDA for Nascobal nasal spray.

•	Questcor Pharmaceuticals, Inc. assignment to QOL Medical, LLC — On October 17, 2005, with our consent, Questcor Pharmaceuticals, Inc. (“Questcor”) assigned all of its rights and obligations to the Nascobal® nasal spray under the Questcor Asset Purchase and Supply Agreements dated June 16, 2003 to QOL Medical, LLC (“QOL”). We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. QOL has also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the US Patent and Trademark Office of a patent covering any formulation which treats any indication identified in our NDA for Nascobal Nasal Spray. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal nasal spray product on behalf of QOL as well as manufacture Nascobal Nasal Spray and Nascobal Nasal Gel exclusively for QOL.

•	Novo Nordisk A/S feasibility agreement — On March 15, 2006, we announced that we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S with respect to certain Novo Nordisk therapeutic compounds.

COLLABORATIONS AND PROGRAMS

Procter & Gamble Partnership
      On January 27, 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34)nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34)nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, we have granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments and royalties on product sales.
      Payments include a $10 million license fee upon execution of the agreement and the potential for additional milestone payments of up to $22 million during the remainder of 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, upon commercialization we are eligible to receive double-digit percentage patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
      We will jointly develop PTH(1-34) nasal spray with P&G and will be reimbursed by P&G for development activities we perform under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval while we will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. If a supply agreement is reached between the companies, we will be responsible for all manufacturing of the intranasal PTH(1-34) and will supply commercial product to P&G. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34)nasal spray.
      PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth is the same active ingredient that is being marketed as an injectable product, Forteo® by Eli Lilly and Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and as of January 31, 2006 have filed seven U.S. patent applications containing an aggregate of 214 claims, and one Patent Cooperation Treaty (“PCT”) Application.
      We launched the clinical program for PTH(1-34) intranasal spray in the second quarter of 2004 and have completed four Phase I clinical trials. In March 2005, we met with the FDA at which time they advised us that, based on their current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) intranasal spray. The 505(b)(2) pathway is a regulatory pathway for certain drugs that are already approved and on the market, but for which a change in dose, a change in indication, or a change in delivery route is being pursued. Through the 505(b)(2) process, the FDA can use their administrative findings of safety and efficacy of another sponsor’s NDA, in this case, Forteo®, to allow us to conduct a limited pre-clinical and clinical program, which we believe will shorten the timeline for the achievement of full commercialization and reduce the cost for developing the program. Once we submit our 505(b)(2) application, the FDA will review it as it does any other application.

Par Pharmaceutical Partnership
      Under our collaborative arrangement with Par Pharmaceutical Inc. (“Par Pharmaceutical”) executed in October 2004, we granted Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon intranasal spray. Under the terms of the agreement with Par Pharmaceutical, we will obtain FDA approval, manufacture and supply finished generic calcitonin-salmon intranasal spray product to Par Pharmaceutical. Par Pharmaceutical will distribute the product in the United States. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing upon commercialization.
      In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted our ANDA for the product for review. To date, the FDA has conducted Pre-Approval Inspections (“PAIs”) of both of our intranasal spray manufacturing facilities and recommended that, upon final approval, the facilities can both make commercial product. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as submitted prior to additional studies for safety and bioequivalence. On October 13, 2005, we filed a response requesting that FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. We believe that this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon intranasal spray and which prevents us from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time we are not able to determine whether or not the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine when, if at all, Apotex will commence marketing its product.

Merck Partnership
      The strategic collaboration that we entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Under the agreement, Nastech will reacquire its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner.

RNAi Technology and Intellectual Property Acquisitions
      We are also applying our drug delivery technology to a promising new class of therapeutics based on RNA interference (“RNAi”). Small interfering RNAs (“siRNAs”) are double-stranded RNA molecules 20-22 nucleotides in length that are able to silence specific genes and reduce the amount of protein these genes produce. The specific protein may be involved in causing a disease or necessary for the replication of a pathogenic virus. The therapeutic use of RNAi in this manner requires the ability to deliver siRNA-based drugs inside the cells where the target proteins are produced. We have continued our research and development program to enhance the delivery of this potential new class of therapeutic drugs and have strengthened our RNAi development strategy through the acquisition of key technologies, IP, and licensing agreements.
      Alnylam. We entered into a license agreement on July 20, 2005 with Alnylam Pharmaceuticals, Inc. (“Alnylam”), a biopharmaceutical company focused on developing RNAi based drugs, pursuant to Alnylam’s InterfeRxtm licensing program. Under the license, we acquired the exclusive rights to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under our agreement with Alnylam, we paid an initial license fee to Alnylam, and we are obligated to pay annual and milestone fees and royalties on sales of any products covered by the license agreement.
      Galenea Corp./ MIT. We have expanded our RNAi pipeline by initiating an RNAi therapeutics program targeting influenza and respiratory diseases. In connection with this new program, on February 17,

2006 we acquired the RNAi IP estate and other RNAi technologies from Galenea. The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we have assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offer potentially effective treatments for a future influenza pandemic, which is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation, caused by excess TNF-alpha production.
      The lead siRNA product candidate licensed from Galenea, G00101, has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, have a reduced potential of drug resistance and is a novel approach to the development of new therapies against influenza viruses. We believe G00101 represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi, although there can be no assurance that clinical trials will be successful or that our research efforts with respect to G00101 or other siRNA targeting sequences will lead to commercial products. It can be administered by inhalation to maximize delivery to the lung epithelium and has the potential to be delivered to the nasal cavity using our tight junction modulation technology to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic.

Independent Product Development
      While we seek development and commercialization partnerships such as our PTH program with P&G to maximize program value to our stockholders, we are also applying our technology and experience to develop other product candidates on our own (i.e., without a partner). As these programs progress, we will evaluate the appropriateness of continued investment in them and whether bringing on a development and commercialization partner would increase the value of the program to our stockholders.

Other Collaborations
      Questcor Pharmaceuticals, Inc. On February 1, 2005, we announced that the FDA had approved our Nascobal nasal spray for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. We developed the Nascobal nasal spray as an alternative to Nascobal (Cyanocobalamin, USP) Gel, an FDA approved product launched in 1997. In June 2003, we sold our worldwide marketing rights to, and transferred the NDAs for, both products to Questcor.
      Under the terms of a supply agreement that we entered into with Questcor, subject to certain limitations, we are obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from us all of its requirements for the Nascobal nasal gel and the Nascobal nasal spray. In February 2005, Questcor paid a milestone fee of $2.0 million upon receipt of FDA approval of the NDA for Nascobal nasal spray.
      Questcor assignment to QOL. On October 17, 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL. We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the US Patent and Trademark Office of a patent covering any formulation which treats any indication identified in our NDA for Nascobal Nasal Spray. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal nasal spray product on behalf of QOL.
      Novo Nordisk A/S feasibility agreement. On March 15, 2006, we announced that we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S with respect to certain Novo Nordisk therapeutic compounds.
      Cytyc Corporation. In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred. We have the potential to receive additional milestone payments and royalties based on certain conditions.
THERAPEUTIC AREAS:
      We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas.
      The following table summarizes the current status of our clinical-stage product candidates.

Delivery
Initial					Technology/
Indication	Product	Clinical Status	Next Steps	Marketing Rights	Intellectual Property

Osteoporosis	Parathyroid Hormone PTH (1 -34) (Peptide)	Four Phase I trials completed	Pharmacokinetic and pivotal clinical trials	P&G (worldwide) Nastech (U.S. co- promotion rights)	Tight junction/patents and applications
Osteoporosis	Calcitonin-salmon (Peptide)	ANDA submitted and accepted for review by the FDA	FDA review of ANDA	Par Pharmaceutical (U.S.) Nastech (rest of world)	Formulation patent applications
Obesity	PeptideYY (3-36)	Four Phase I and one placebo- controlled, double-blind efficacy trials completed	Additional dose ranging studies	Nastech	Tight junction/ patents and applications; PYY patents and applications
Breakthrough Cancer Pain	Morphine Gluconate (Small molecule)	One Phase II trial completed	Currently seeking a partner	Nastech	Formulation patents and applications

     The following table summarizes the current status of our current pre-clinical product candidates.

Delivery
Initial					Technology/
Indication	Product	Clinical Status	Next Steps	Marketing Rights	Intellectual Property

Antivirals	RNAi directed against influenza virus	Preclinical	Preclinical safety and efficacy studies	Nastech	MIT and Galenea antiviral patent applications
Inflammation	RNAi directed against TNF-alpha	Preclinical	Preclinical safety and efficacy studies	Nastech	Alnylam patents and applications; delivery and technology patent applications
Metabolic diseases	Insulin	Formulation	Preclinical safety and efficacy studies	Nastech	Tight junction patents and applications; insulin applications
CLINICAL-STAGE PRODUCT CANDIDATES

Osteoporosis
      Osteoporosis is the development of low bone mass that compromises bone strength and increases the risk of bone fracture. According to the U.S. Department of Health and Human Services, Office of the Surgeon General, 2004 Bone Health and Osteoporosis: A Report of the Surgeon General, “Due primarily to the aging of the population, the prevalence of osteoporosis and low bone mass is expected to increase to 12 million cases of osteoporosis and 40 million cases of low bone mass among individuals over the age of 50 by 2010, and to nearly 14 million cases of osteoporosis and over 47 million cases of low bone mass in individuals over that age by 2020 (National Osteoporosis Foundation 2002). In other words, by 2020 one in two Americans over age 50 is expected to have or to be at risk of developing osteoporosis of the hip; even more will be at risk of developing osteoporosis at any site in the skeleton. One problem in estimating the frequency of osteoporosis is that many individuals may have the disease but [do] not know it.” PTH(1-34) is the only product that has been shown in clinical trials to build bone rather than only slowing its rate of loss. Currently, Lilly’s injected Forteo® is the only commercially available PTH(1-34) therapy approved for the treatment of post-menopausal osteoporosis in women as well as osteoporosis in men. Despite the cost and the requirement for daily injections into the thigh or abdomen, according to Wolters Kluwer (formerly NDC Health) January-December 2005 data including pharmaceutical prescription purchases at wholesale acquisition cost (WAC) price for retail, mail order, clinics, hospitals, long-term care and home healthcare organizations and other non-retail channels (the “Wolters Kluwer Report”), Forteo® recorded U.S. sales revenue of approximately $364 million in 2005.
      In addition, Novartis’ Miacalcin®, a currently approved and marketed intranasal calcitonin-salmon spray, has been shown to increase spinal bone mass in post-menopausal women with established osteoporosis and is the only osteoporosis treatment specifically labeled to be used for women for whom estrogens are contraindicated. According to the Wolters Kluwer Report, intranasal Miacalcin® had U.S. sales of approximately $232 million in 2005.
      Parathyroid Hormone PTH(1-34). PTH(1-34) is part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism. We have developed a proprietary intranasal formulation of PTH(1-34) and as of January 31, 2006 we have filed seven U.S. patent applications containing an aggregate of 214 claims, and one PCT Application. We are currently in Phase I clinical trials in this program and view a potentially non-invasive, intranasally delivered alternative to Forteo® as a significant market opportunity.

      On January 27, 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize the Company’s PTH(1-34) nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34) nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, we have granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments, and royalties on product sales.
      Payments include a $10 million initial payment upon execution of the agreement and the potential for additional milestone payments of up to $22 million in the first year. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, we are eligible to receive double-digit percentage patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
      We will jointly develop PTH(1-34) nasal spray with P&G and will be reimbursed by P&G for development activities we perform under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval while we will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. If a supply agreement is reached between the companies, we will be responsible for all manufacturing of the intranasal PTH(1-34) and will supply commercial product to P&G. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34) nasal spray.
      Clinical Trial Data. Our clinical program was launched in the second quarter of 2004 and four Phase I clinical trials have been completed with PTH(1-34). The first two studies were exploratory Phase I studies designed to evaluate the pharmacokinetics of nasally and subcutaneously administered PTH(1-34). The third and fourth studies were pharmacokinetic studies in normal volunteers and elderly volunteers, respectively. The pharmacokinetic study in normal volunteers was initiated in July 2005 and results were announced in September 2005. The pharmacokinetic study in elderly volunteers was initiated in September 2005 and results were announced in February 2006. These studies demonstrated the ability to deliver Nastech’s intranasal PTH(1-34) and produce a similar pharmacokinetic profile to the subcutaneous product, Forteo®. The intranasal PTH(1-34) formulation was well-tolerated.
      Current Initiatives. In March 2005, we met with the FDA at which time they advised us that, based on their current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) intranasal spray. The 505(b)(2) pathway is a regulatory pathway for certain drugs that are already approved and on the market, but for which a change in dose, a change in indication, or a change in delivery route is being pursued. Through the 505(b)(2) process, the FDA can use their administrative findings of safety and efficacy of another sponsor’s NDA, in this case, Forteo®, to allow us to conduct a limited pre-clinical and clinical program, which we believe will shorten the timeline and reduce the cost for developing the program. Once we submit our 505(b)(2) application, the FDA will review it as it does any other application.
      We have discussed with the FDA a three-part clinical and non-clinical program to support an NDA for the nasal form of PTH(1-34) for osteoporosis. Part one is a non-clinical study in two animal species to evaluate any local irritation in the nasal cavity. This study was initiated at the end of 2005 and the dosing phase is complete and the microscopic and other studies are nearing completion. Part two involves pharmacokinetic studies in two populations: normal subjects and the elderly. We announced on September 29, 2005 that we had completed one study in human subjects age 20 to 40. We achieved a similar profile to the current product and met our intranasal bioavailability goals. In addition, the formulation was well tolerated. At the same time, we announced the initiation of a second pharmacokinetic study in the elderly, which has since been completed. The third part of the NDA submission is the demonstration of safety and efficacy for our nasal formulation. We have discussed with the FDA a six month non-inferiority imaging study comparing a nasal PTH(1-34) to injectable PTH(1-34) using bone mineral density (“BMD”) at a single skeletal location as the endpoint for assessing efficacy of a nasal version of PTH(1-34), and the six month BMD study remains on schedule for initiation in 2006. Additional studies beyond the minimal studies agreed to for marketing registration may be performed by our partner.
      Calcitonin-salmon. Calcitonin is a natural peptide hormone produced by the thyroid gland that acts primarily on bone. Bone is in a constant state of remodeling, whereby old bone is removed and new bone is created. Calcitonin inhibits bone resorption. Calcitonin-salmon appears to have actions essentially identical to calcitonins of mammalian origin, but its potency is greater due to a longer duration of action. We believe that our calcitonin-salmon intranasal spray could be a generic alternative to Novartis’ Miacalcin®.
      Clinical Trial Data. In December 2003, we filed with the FDA an ANDA for generic calcitonin-salmon intranasal spray for osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests including spray characterization, designed to demonstrate the equivalence of our product to the currently marketed drug, Miacalcin. In February 2004, the FDA accepted the filing of our ANDA for the product. To date, the FDA also has conducted a successful PAI of both of our intranasal spray manufacturing facilities. We have responded to the questions that the FDA has asked us to date.
      Current Initiatives. The review of the bioequivalence study, designed to demonstrate the similarity between Miacalcin and Nastech’s nasal spray product, is ongoing. To date, we have received no comments on this study from the FDA. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as filed prior to additional studies for safety and bioequivalence. On October 13, 2005, we filed a response requesting that the FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. We believe that this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon intranasal spray which prevents us from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time we are not able to determine whether or not the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine when, if at all, Apotex will commence marketing its product.

Obesity
      Obesity is a chronic condition that affects millions of people worldwide and often requires long-term or invasive treatment to promote and sustain weight loss. According to recent estimates from the National Institutes of Health, nearly two-thirds of U.S. adults are overweight and of those nearly one-third are obese. Obesity among adults has doubled in the past two decades. Research studies have shown that obesity increases the risk of developing a number of adverse conditions including type 2 diabetes, hypertension, coronary heart disease, ischemic stroke, colon cancer, post-menopausal breast cancer, endometrial cancer, gall bladder disease, osteoarthritis and obstructive sleep apnea. Sales from currently-marketed prescription drugs for the treatment of obesity which we believe to be the principal competitors in this market include Roche’s Xenical®, Meridia® from Abbott, and a number of companies’ generic and branded phentermine, totaled about $230 million in sales in 2005 according to the Wolters Kluwer Report. We believe that if more efficacious products are developed, it is possible that the market for anti-obesity treatments could grow dramatically.
      Peptide YY(3-36). PYY, a high affinity Y2 receptor agonist, may represent a new approach to the treatment of obesity. This hormone is naturally produced in the abdomen by specialized endocrine cells in proportion to the caloric content of a meal and is believed to reduce food intake by modulating appetite responses in the hypothalamus. Results from a study conducted by Dr. Stephen R. Bloom and colleagues published in The New England Journal of Medicine (September 4, 2003, Volume 349, Number 10, Pages 941-948), found that obese subjects had lower levels of pre-meal PYY than non-obese subjects, that obese subjects produced less PYY in response to eating, and that when PYY was administered before a meal, obese subjects ate approximately 30% fewer calories. Taken together, these findings suggest that PYY deficiency may contribute to the pathogenesis of obesity and that PYY supplementation may have therapeutic benefit. The study further demonstrated a 16.5% calorie reduction in obese subjects for the 24-hour period following a single intravenous injection of PYY, based on diary recorded food intake. We have developed a proprietary intranasal formulation of PYY and have filed patent applications containing over 364 claims in the U.S. and 42 other countries. This includes nine Nastech and six in-licensed U.S. applications, 42 Nastech and 28 in-licensed foreign applications and three Nastech and one in-licensed PCT Applications in which all countries were designated.
      We believe we possess a broad and effective PYY IP estate, which includes the combination of:

•	our own patent estate containing nine pending U.S. patent applications, 41 pending and one issued foreign patent applications and three pending PCT applications;

•	an exclusive license to the Cedars-Sinai patent estate secured in May 2004 containing the only issued patent directed to the use of PYY or functional analogs to induce satiety;

•	our acquisition of exclusive worldwide rights to the PYY patent applications within the field of intranasal administration, licensed from Imperial College Innovations and Oregon Health Sciences University through Thiakis, Ltd.; and

•	our acquisition of exclusive licenses to six issued US patents and two pending US applications, and one pending PCT application from the University of Cincinnati related to second generation PYY analogs that have produced weight loss in animal experiments.
      Clinical Trial Data. Prior to the collaboration with Merck, we completed three Phase I trials, each designed to answer specific dosing, scheduling and tolerance questions. We enrolled over sixty subjects and administered over 900 doses of PYY or matching placebo in these studies.
      An undisclosed additional number of subjects were enrolled and received PYY in a proof of concept clinical trial initiated by Merck in 2005. The placebo-controlled, double-blind, multi-center trial was conducted in obese patients and was intended to provide evidence of a clinical response, namely weight loss, at the two active doses tested and to generate safety data. Merck’s conclusion, based on the trial, was that our intranasal formulation of PYY did not demonstrate efficacy. Following discussions with a view to finding terms of agreement for the continued development of PYY intranasal formulations under the collaboration agreement, the strategic collaboration for PYY was terminated on March 1, 2006. We believe the data received from Merck to date indicates that our formulation is capable of delivering PYY, via nasal administration to the blood stream, with an acceptable nasal safety profile. Although there can be no assurance, based upon our review, we believe that clinical trial results to date support the continued development of PYY and that with appropriate dose-ranging studies, we will be able to identify an appropriate dose or dosage regimen for intranasal PYY. We remain committed to the further advancement of the PYY clinical program this year. Assuming successful completion of further dose optimization studies, we intend to undertake an additional Phase II clinical trial and thereafter intend to seek a new commercial partnership for PYY with a major pharmaceutical company that has a strong presence in metabolic diseases and that is capable of late-stage clinical development and worldwide commercialization.

Breakthrough Cancer Pain
      In addition to their usual pain, cancer patients frequently experience breakthrough pain, a transitory exacerbation that occurs over a background of otherwise stable pain. Breakthrough cancer pain can occur several times daily, is rapid in onset and unpredictable in time of occurrence and frequency. Oral opioids do not have optimal clinical characteristics for use in the treatment of breakthrough cancer pain due to their slow onset of action of approximately 45 to 120 minutes. Breakthrough cancer pain is one of the most commonly experienced symptoms of advanced cancer, affecting over three million people in the

U.S. annually. According to Datamonitor, the world-wide market for breakthrough pain in cancer patients represents approximately $1 billion. Currently, only Cephalon, Inc.’s Actiq, a transmucosal oral fentanyl product, is approved for treating breakthrough cancer pain for opioid-tolerant cancer patients. According to the Wolters Kluwer Report, Actiq recorded U.S. sales revenue of approximately $424 million in 2005.
      Morphine Gluconate. Morphine sulfate is a well known opioid analgesic currently marketed in multiple dosage forms including those for injectable, oral and rectal administration but cannot be formulated at a high enough concentration to be useful in pain treatment in opioid-tolerant patients. We believe that an intranasal dosage form of our patented morphine gluconate, which allows a dose up to five-times greater than morphine sulphate, will enable patient-friendly self-administration and provide a rapid systemic absorption of the drug for fast pain relief, particularly among patients with breakthrough cancer pain. We have developed a proprietary formulation of morphine gluconate and completed a Phase II clinical trial.
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
PRE-CLINICAL PRODUCT CANDIDATES

Antiviral
      According to the World Health Organization (“WHO”), in a typical year, influenza infects 5 — 15% of the world’s population, resulting in 250,000 to 500,000 deaths. The WHO and the U.S. Centers for Disease Control and Prevention are concerned about the potential for a major global pandemic such as the 1918 “Spanish flu” in which up to 50 million people may have died worldwide. Pandemic flu emerges from a sudden change in the influenza virus resulting in a new flu strain, against which there is no immunity. Vaccines currently represent the mainstay of flu prevention, but vaccines have two key limitations. First, they are developed against individual, known strains of flu and therefore may not be effective against new flu strains. Second, vaccines are produced using a lengthy process requiring incubation in chicken eggs, thus vaccine against a new flu strain will take months or years to stockpile. Antiviral medications approved to treat influenza have the potential drawback that influenza virus strains can become resistant to one or more of these medications. The potential advantage of RNAi antiviral therapeutics is that RNAi can be targeted against the so-called “conserved regions” of the influenza virus. This means that an RNAi therapeutic would be expected to be effective against all strains of flu, whether new or old. Therefore stockpiling of an effective RNAi treatment is possible in advance of a global influenza pandemic. In addition to a potential role in a pandemic flu outbreak, RNAi therapeutics could serve as a treatment for the more common seasonal flu which can also result in hospitalization and death.
      Pre-clinical Development Status. Small interfering RNAs specific for conserved regions of influenza viral genes have been developed. These siRNAs target multiple influenza strains and show potential to be active with low drug resistance. Direct-to-lung administration of candidate siRNAs has exhibited significant reduction of virus production in animal models. Development of broad spectrum siRNAs and delivery formulations suitable for human use may provide an effective new therapeutic approach for pandemic flu.

Inflammation
      RNAi technology is a promising approach for the development of a new class of therapeutics potentially for a variety of major diseases including inflammation. We believe that using a specific siRNA to inhibit the expression of certain cytokines, for example TNF-alpha, which plays an important role in pathological inflammation, may be an effective treatment for rheumatoid arthritis. TNF-alpha may also play an important role in insulin resistance contributing to obesity and type II diabetes, asthma, and inflammation associated with cardiovascular disease. Reduction or elimination of TNF-alpha production by siRNA for the treatment of rheumatoid arthritis may have several therapeutic and safety advantages over inhibition of TNF-alpha activity with antibodies or soluble receptors, including higher specificity, lower immunogenicity and potentially greater disease modification.
      Pre-clinical Development Status. We have screened numerous siRNA candidates targeting human TNF-alpha in cells derived from normal human donors. Five siRNAs that showed the highest potency were optimized for chemical stability and favorable pharmacological and safety properties. In collaboration with the Mayo Clinic, the ability to knock-down levels of TNF-alpha was also verified in cells from patients with active rheumatoid arthritis. Additional pre-clinical studies are continuing.

Metabolic Diseases
      According to the American Diabetes Association (“ADA”), National Diabetes Fact Sheet, 2005, approximately 21 million people have diabetes and 1.5 million additional people are diagnosed with diabetes every year. Type 2 diabetes accounts for an estimated 90 to 95 percent of diabetics and complications can include cardiovascular disease, kidney disease, blindness as well as nervous system disease. Injectable insulin has been used to treat diabetes since the early 1920s and continues to be the definitive treatment for diabetes worldwide. The ADA estimates total direct and indirect economic cost related to diabetes in 2002 was estimated to be $132 billion annually in the United States.
      Proteins and peptides such as insulin are typically delivered by injection because they cannot be delivered orally without being degraded in the stomach. Nasal administration of insulin could represent a patient friendly alternative to the multiple daily injections required to control diabetes. We believe, although there can be no assurance, that a rapid-acting insulin delivered via the nasal route could offer diabetics the ability to adjust their insulin dose during a meal, and that an intranasal dosage form of insulin would avoid the possible pulmonary side effects associated with inhalation of insulin while potentially increasing patient compliance and improving disease management.
      Development Status. We are developing and testing formulations for intranasal delivery of rapid acting insulin and the next steps will include preclinical efficacy testing to determine bioavailability and pharmacokinetic and pharmacodynamic profiles.

Feasibility Studies
      To expand our product portfolio, we engage in a variety of pre-clinical initiatives, alone and with partners, to explore the range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies where our tight junction drug delivery technology is combined with already approved therapeutics or product candidates to determine if formal pre-clinical trials are warranted. We are currently participating in four feasibility studies with four different partners, including a multi-compound feasibility study agreement with Novo Nordisk A/S with respect to certain Novo Nordisk therapeutic compounds, to evaluate the development of proprietary formulations for intranasal delivery including: 1) an injected compound for the treatment of type 2 diabetes; 2) an injected compound not related to PYY for the treatment of obesity and 3) an injected compound for the treatment of anemia. Feasibility studies, typically lasting approximately a year, allow us to efficiently evaluate opportunities where our tight junction technology may provide a partner with improved therapeutic and commercial promise.
DRUG DELIVERY TECHNOLOGIES
      Nastech is focused on improving the delivery of therapeutically important peptide, protein and oligonucleotide-based drugs to their sites of action. Tight junctions that affect tissue permeation appear to be regulated by membrane and intracellular processes that control the dynamic behavior of the junctional complexes that join cells together to form a barrier to drug transport. These same mechanisms may be leveraged to affect the uptake of RNAi-based drugs into cells. This has allowed us to leverage our tight junction knowledge, technical approach, and formulation compound libraries used to modulate the membrane-based connections between cells to enhance the delivery of RNAi-based drugs into cells.
      Tight Junction Technology. We focus on molecular-biology based drug delivery, which involves the use of gene cloning, high throughput tissue culture screening, phage display selection, gene function analysis by RNAi knockdown, and peptide synthesis to analyze the structure and function of tight junctions responsible for regulating drug passage through tissue barriers. These techniques are used to create novel formulation components or excipients that transiently modulate or open tight junctions and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including epithelial and endothelial layers of the intranasal mucosa, the gastrointestinal surface, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of therapeutic drugs across these natural boundaries by way of specific membrane and cellular-based pathways (Johnson PH and Quay SC (Nastech Pharmaceutical Co.). Advances in nasal delivery through tight junction biology. Expert Opinion Drug Delivery. (2005) 2(2):281-298). Tight junctions consist of proteins, such as claudins, occludin and junctional adhesion molecules that are anchored in the membranes of two adjacent cells and interact with each other to hold the cells together and prevent other molecules from passing between them. As part of the body’s normal activity, tight junctions selectively open and close in response to various signals inside and outside of cells allowing the passage of large molecules or even entire cells across the tight junction barrier.
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
      The goal of our tight junction biology program is to understand the structure and function of these tissue barriers and to identify active compounds that can transiently open the tight junction, thus permitting drugs to pass through. We have genetically engineered and produced many of the key tight junction proteins and are using them as targets to identify peptides and small molecules, including lipids that can significantly improve drug delivery by temporarily opening these tight junctions. We call such peptides and small molecules “tight junction modulators.” We have made progress in the identification of small peptide-based tight junction modulators as well as new classes of low molecular weight lipids that rapidly and reversibly alter tight junction permeability, a key factor in enhancing paracellular drug transport.
      By improving our understanding of the structure and function of tight junctions in the intranasal epithelial barrier, we expect to continue to make significant improvements in the delivery of both small and large molecules for an increasing number of therapeutic applications. We believe our intranasal drug delivery technology offers advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our intranasal drug delivery technology offers advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects like nausea and vomiting and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism.

      Through our tight junction technology, we have identified compounds that directly and specifically affect the tight junctions between cells in the intranasal tissues in a manner mimicking natural processes (for example, the effects are reversible) and result in increasing drug permeability through the tight junction barrier. Based on these approaches, we have developed formulations for improving the delivery of promising new classes of drugs or drug candidates such as PYY for the treatment of obesity, PTH(1-34) for the treatment of osteoporosis, and insulin for the treatment of diabetes. We believe that we were the first to demonstrate delivery of PYY by a non-injected route.
      We believe that our tight junction technology has significant potential applications outside of intranasal drug delivery, particularly for improving oral drug delivery (through the oral mucosa or gastrointestinal tract), intravenous drug delivery (through blood vessel walls into tissues), and drug delivery through the blood brain barrier (through the blood to the brain) for the treatment of diseases. All of these tissue barriers have tight junctions which, although distinct, have properties in common that can be manipulated by the technology we are developing.
      Intracellular Delivery of RNAi-Based Therapeutics. We are also applying our drug delivery technology to a promising new class of therapeutics based on RNAi. Small interfering RNAs are double-stranded RNA molecules 20-22 nucleotides in length that are able to silence a specific gene and reduce the amount of the protein produced by the target gene. The application of RNAi requires the ability to deliver RNAi-based therapeutics inside the cells where the target proteins are produced. We have established a research and development program to enhance delivery of this potential new class of therapeutic drugs. This program benefits significantly from our expertise in molecular biology and the family of novel delivery peptides we have developed.
      Pre-clinical Development Status. We have performed a systematic analysis of the ability of different structural classes of peptides to translocate across cell membranes and deliver siRNA into cells. Numerous peptides have been screened for uptake and knockdown efficiency of siRNA and we have identified what we believe to be several promising development candidates. We have presented data at recent scientific conferences indicating that the combination of our siRNA sequences with our delivery peptides is capable of achieving systemic siRNA delivery.
      Other Drug Delivery Technologies. Other expertise that we utilize in identifying and developing product candidates include:

•	manufacturing know-how;

•	experience in stabilizing liquid formulations;

•	knowledge of physical properties of intranasal sprays;

•	experience with prodrug selection to improve biological properties;

•	experience with counter ion selection to increase drug solubility; and

•	correlations between in vitro and in vivo intranasal delivery models.
OTHER

Manufacturing
      We plan to formulate, manufacture and package all of our products in two facilities. We have a commercial manufacturing facility with approximately 10,000 square feet and a warehouse with approximately 4,000 square feet in Hauppauge, New York, with manufacturing capacity of approximately six million product units per year and we have a commercial manufacturing space of approximately 20,000 square feet contained within our corporate headquarters in Bothell, Washington. Our manufacturing capability of the combined facilities will be approximately 60 million product units per year.
      The process for manufacturing our pharmaceutical products is technically complex, requires special skills and must be performed in a qualified facility in accordance with current good manufacturing practices (“cGMP”) of the FDA. Our facilities are capable of manufacturing products in quantities we believe are sufficient for clinical trials of product candidates as well as commercial supply sufficient to meet forecasted demand for the next two years.
      We have expanded our commercial manufacturing facilities to meet anticipated manufacturing commitments. There is sufficient room for further development of additional capacity at the Bothell facility that would increase our manufacturing capacity to accommodate additional products under development or meet additional requirements under various supply agreements. We anticipate that full development of this site, including possible new construction on the surrounding property, can accommodate our space requirements for the foreseeable future. However, no assurance can be given that we will have the financial resources necessary to adequately expand our manufacturing capacity if and when the need arises.
      Raw materials essential to our business are generally readily available from multiple sources. However, certain raw materials and components used to manufacture our products, including essential pharmaceutical ingredients and other critical components are available from limited sources. For example, our ANDA for generic calcitonin-salmon intranasal spray includes an active pharmaceutical compound supplied by one supplier. In addition, controlled substances including morphine gluconate are highly regulated by the United States Drug Enforcement Administration (the “DEA”) and may only be purchased under our research and manufacturing license issued by the DEA to obtain these substances.

Sales and Marketing
      We plan to market our FDA approved products either on our own, or through co-promotion, licensing or distribution arrangements with collaboration partners. We believe that our current approach allows us maximum flexibility in selecting the optimal sales and marketing method for each of our products. This strategy will enable us to limit committing the considerable resources required to develop a substantial sales and marketing organization unless we determine that creation of a sales force will generate significant incremental results for a specific product. As of January 31, 2006, we have five personnel dedicated to business development and marketing and plan to hire additional staff as needed to support our growth.

Licenses, Patents and Proprietary Rights
      We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and certain foreign countries. As of January 31, 2006, we had 21 issued or allowed United States patents and 82 pending United States patent applications, including provisional patent applications. When appropriate, we also seek foreign patent protection and as of January 31, 2006, we had 4 issued or allowed foreign patents, and 142 pending foreign patent applications.

      The following table summarizes our pending and issued patents as of January 31, 2006:

Pending
Nastech
US	76
Foreign	99
PCT	14
Exclusive In-licensed(1)
US	6
Foreign	28
PCT	1

Total pending	224

Issued
Nastech
US	14
Foreign	4
Exclusive In-Licensed(1)
US	7
Foreign	0

Total issued	25

Total cases	249

(1)	Does not include an undisclosed amount of proprietary technologies that are the subject of our license agreement with Alnylam.
      Our financial success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for our inventions;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets.
      Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate.

Government Regulation
      Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of drugs and biologic products. All of our product candidates are either drug or biologic products, except for our MASCT device, which is a medical device and is also extensively regulated.
      In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and implementing regulations thereunder, and other laws, including, in the case of biologics, the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

      Before our drug and biologic products may be marketed in the United States, each must be approved by the FDA. None of our product candidates, except for Nascobal nasal gel and Nascobal nasal spray, has received such approval. The steps required before a novel drug or a biologic product may be approved by FDA include pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an Investigational New Drug Exemption (an “IND”) for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; submission to the FDA of an NDA, in the case of a drug product, or a Biologics License Application (“BLA”), in the case of a biologic product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic product is produced to assess compliance with cGMP; and FDA review and approval of an NDA or BLA.
      Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Once an IND is in effect, each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.
      Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or end points, to be evaluated. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board or Ethics Committee before it can begin. Phase I usually involves the initial administration of the investigational drug or biologic product to people to evaluate its safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population, with the disease or condition for which the test material is being developed, to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug or biologic for specific indications. Phase III trials usually further evaluate effectiveness and test further for safety by administering the drug or biologic candidate in its final form in an expanded patient population. We cannot be sure that Phase I, Phase II or Phase III clinical trials will be completed successfully within any specified period of time, if at all. Further, we, our product development partners, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or are obtaining no medical benefit from the test material.
      Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility(ies) at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA or BLA is not acceptable, the FDA may outline the deficiencies in the NDA or BLA and often will request additional information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Post-approval marketing of products in larger patient populations than were studied during development can lead to new findings about the safety or efficacy of the products. This information can lead to a product sponsor and/or the FDA requiring changes in the labeling of the product or even the withdrawal of the product from the market. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.
      Some of our product candidates may be eligible for submission of applications for approval that require less information than the NDAs described above. The FDA may approve an ANDA if the product is the same in important respects as a listed drug, such as a drug with an effective FDA approval, or the FDA has declared it suitable for an ANDA submission. ANDAs for such generic drugs must generally contain the same manufacturing and composition information as NDAs, but applicants do not need to submit pre-clinical and often do not need to submit clinical safety and effectiveness data. Instead they must submit studies showing that the product is bioequivalent to the listed drug. Drugs are bioequivalent if the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA. We have submitted an ANDA for calcitonin that is currently pending before the FDA, and we may be able to submit ANDAs for other product candidates in the future.
      The FDCA provides that ANDA reviews and/or approvals will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which FDA will not approve, and may not even review, the ANDA. If the listed drug is claimed by an unexpired patent that the NDA holder has listed with the FDA, the ANDA applicant must certify in a so-called paragraph IV certification that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the ANDA. If the holder of the NDA sues the ANDA applicant within 45 days of being notified of the paragraph IV certification, the FDA will not approve the ANDA until the earlier of a court decision favorable to the ANDA applicant or the expiration of 30 months. Also, in circumstances in which the listed drug is claimed in an unexpired listed patent and the patent’s validity, enforceability or applicability to the generic drug has been challenged by more than one generic applicant, ANDA approvals of later generic drugs may be delayed until the first applicant has received a 180-day period of market exclusivity. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances until the FDA acts on one or more ANDA applications. We do not believe that there is market exclusivity associated with the listed version of calcitonin and we have not been sued by the patent holder in connection with our ANDA for calcitonin, but our ANDA approval could be delayed by exclusivity awarded to a previous ANDA applicant.
      Some of our drug products may be eligible for approval under the Section 505(b)(2) approval process. Section 505(b)(2) applications may be submitted for drug products that represent a modification of a listed drug (e.g., a new indication or new dosage form) and for which investigations other than bioavailability or bioequivalence studies are essential to the drug’s approval. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the listed drug as well as information obtained by the 505(b)(2) applicant needed to support the modification of the listed drug. Preparing Section 505(b)(2) applications is also generally less costly and time-consuming than preparing an NDA based entirely on new data and information. The FDA’s current regulations governing Section 505(b)(2) or its current working policies, based on its interpretation of those regulations (whether the regulation is changed or not), may change in such a way as to adversely impact our current or future applications for approval that seek to utilize the Section 505(b)(2) approach to reduce the time and effort required to seek approval. Such changes could result in additional costs associated with additional studies or clinical trials and delays. Like ANDAs, approval of Section 505(b)(2) applications may be delayed because of market exclusivity awarded to the listed drug or because patent rights are being adjudicated.
      In addition, regardless of the type of approval, we and our partners are required to comply with a number of FDA requirements both before and after approval. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems such as safety problems may result in changes in labeling or restrictions on a product manufacturer or NDA/ BLA holder, including removal of the product from the market.
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
      In addition, we, our collaboration partners, and some of our product candidates, including our program for the development of morphine gluconate, are subject to the requirements of the Controlled Substances Act and implementing regulations thereunder, which are administered by the DEA. Establishments may not handle controlled drug substances until they have been inspected and registered by the DEA. The DEA also imposes recordkeeping and reporting requirements, procurement and manufacturing quotas, sales restrictions, and other obligations. Facilities must be equipped to meet DEA security requirements. We currently hold a DEA registration to conduct research at both our Hauppauge, New York and Bothell, Washington facilities relating to drug formulations containing DEA Schedule II controlled substances. However, there can be no assurance that we will be able to maintain our DEA registration or that we will be able to obtain additional registrations required to continue to research or commercially distribute our product candidates.

Competition
      Competition in the drug industry is intense. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed, there are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using intranasal drug delivery technology such as Archimedes, Intranasal Technologies, Inc., Aegis Therapeutics, Bentley Pharmaceuticals, Inc. and IDDS. Established pharmaceutical companies such as AstraZeneca and GlaxoSmithKline plc also have in-house intranasal drug delivery research and development programs that have successfully developed and are marketing products using intranasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies such as oral, injectable, patch-based and pulmonary administration. These competitors include Alza (a division of Johnson & Johnson), Alkermes, Nektar, Skye Pharma, Unigene, Neose, Generex Biotechnology Corporation and Emisphere Technologies (Emisphere). Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborative relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization and our competitors may obtain IP protection or commercialize competitive products sooner than we do.
      Universities, public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to the drug delivery field or secure protection that we may need for development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

      Even if we are able to develop products and then obtain the necessary regulatory approvals, our success depends to a significant degree on the commercial success of the products developed by us and sold, or distributed by our collaboration partners. If our product candidates obtain the necessary regulatory approvals and become commercialized, they will compete with the following products already in the market or currently in the development stage:

Osteoporosis. Pharmaceutical treatments for osteoporosis include bisphosphonates such as Procter & Gamble/ Aventis’ Actonel® (risedronate) and Merck’s Fosamax® (alendronate) and selective estrogen receptor modulators such as Lilly’s Evista® (raloxifene). If commercialized, our intranasal PTH(1-34) will also compete directly with Lilly’s Forteo® (teriparatide), an FDA approved injectable parathyroid hormone. Additional competition could come from development candidates such as injectable full length parathyroid hormone by NPS Pharmaceuticals, Inc. An inhaled form of PTH(1-34), is currently being developed by Alkermes/ Lilly. Our generic calcitonin-salmon intranasal spray to be manufactured by us and distributed by Par Pharmaceutical will compete with Novartis’ Miacalcin® (intranasal calcitonin-salmon) and Unigene’s Fortical®, as well as development candidates such as oral PTH(1-34) and oral calcitonin under development by Emisphere. Novartis may introduce an authorized generic version through Sandoz US, its wholly-owned subsidiary and Apotex has filed a generic application of intranasal salmon-calcitonin. See Item 1: Business — Collaborations and Programs — Par Pharmaceutical Partnership.

Obesity. Products approved by the FDA for the treatment of obesity include: Xenical® (orlistat) by F. Hoffman-LaRoche Ltd., Meridia® (sibutramine) by Abbott Laboratories and the generic phentermine. In addition, there are other products currently in development for the treatment of obesity, including Acompliatm (rimonabant) by Sanofi-SA, PEGylated PYY by Pfizer, injectable PYY by Amylin Pharmaceuticals, Inc. and oral PYY by Emisphere.

RNAi. Currently, there are two key competitors in the RNAi space. Alnylam is a competitor and a collaborator as well. We currently directly compete with Alnylam in the area of respiratory viral RNAi. They have programs in both Respiratory Syncytial Virus (RSV) infection and influenza. While we compete with Alnylam on these respiratory viral programs, we have also collaborated to exclusively license key IP from Alnylam in support of our TNF-alpha RNAi program. While we currently have no directly competitive programs with Sirna Therapeutics, Inc. (“Sirna”) we will continue to compete with Sirna for access to key IP in the field of therapeutic RNAi. As with our current TNF-alpha collaboration with Alnylam, there will be future opportunities for strategic collaborations with a number of other competing companies in various areas of the RNAi field including additional opportunities with Alnylam, Sirna, Dharmacon and other smaller companies and educational institutions. Such collaborations and competitive situations will be driven by licensing of key technology in the RNAi field as it is developed and becomes available for license.

Breakthrough Cancer Pain. Currently, the only approved pharmaceutical treatment for breakthrough cancer pain is Actiq (oral transmucosal fentanyl citrate) by Cephalon. In addition, OraVescent (a quick dissolve formulation of fentanyl) by Cephalon has been filed for regulatory approval.

Product Liability
      Testing, manufacturing and marketing products involve an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We currently have product liability insurance coverage in the amount of $20 million per occurrence and a $20 million aggregate limitation, subject to a deductible of $25,000 per occurrence.

Human Resources
      We had 140 full-time employees at January 31, 2006, 109 of whom are engaged in research and development, and the others are engaged in administration and support functions. None of our employees is covered by a collective bargaining agreement.

Corporation Information
      We were incorporated in Delaware on September 23, 1983. Our principal executive offices are located at 3450 Monte Villa Parkway, Bothell, Washington 98021 and our telephone number is (425) 908-3600. We have an internet web address at http://www.nastech.com.

Available Information
      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any documents each company files at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or e-mailing the SEC at publicinfo@sec.gov. SEC filings are also available to the public from the SEC’s Internet website at http://www.sec.gov.
      We make available through our website at http://www.nastech.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. In addition, our internet website includes other items related to corporate governance matters, including, among other things, charters of various committees of our board of directors and the code of business conduct and ethics applicable to all employees, officers and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to the charters of various committees of our board of directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Nastech Pharmaceutical Company Inc., 3450 Monte Villa Parkway, Bothell, WA, 98021, Attn: Investor Relations.

ITEM 1A.	RISK FACTORS
      You should carefully consider the risks described below before making an investment decision.

We do not generate operating income and will require additional financing in the future. If additional capital is not available, we may have to curtail or cease operations.
      Our business currently does not generate the cash that is necessary to finance our operations. We incurred losses from operations (excluding interest income/expense and other income/expense) of $6.2 million in 2003, $28.5 million in 2004 and $33.8 million in 2005. Subject to the success of our development programs and potential licensing transactions, we will need to raise additional capital to fund research and development, to develop and commercialize our product candidates, to enhance existing services, to respond to competitive pressures and to acquire complementary businesses or technologies. Our future capital needs depend on many factors, including:

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

We have not been profitable on an annual basis for nine years, and we may never become profitable.
      We have incurred net losses in each of the past nine years. As of December 31, 2005, we had an accumulated deficit of approximately $115.6 million and expect additional operating losses in the future as we continue our research and development activities.
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
      We entered into collaboration partnerships with P&G in January 2006, Merck in September 2004 and Par Pharmaceutical in October 2004. The strategic collaboration that we entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Over the next several years, we will depend on these types of collaboration partnerships for a significant portion of our revenue. The expected future milestone payments and cost reimbursements from collaboration agreements will provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products. These collaborative agreements can be terminated either by us or by our partners at their discretion upon the satisfaction of certain notice requirements. Our partners are not precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaboration partners fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no revenue from those products and we will not be able to achieve our objectives or build a sustainable or profitable business.

Our success depends to a significant degree upon the commercial success of products manufactured by us pursuant to supply agreements or marketed by our collaboration partners.
      Even if we are able to develop products and obtain the necessary regulatory approvals, our success depends to a significant degree on the commercial success of products manufactured by us pursuant to supply agreements or marketed by our collaboration partners. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our revenue is dependent upon sales of these products.

Even if we are successful in commercializing a product candidate, it is possible that the commercial opportunity for intranasally-administered products will be limited.
      None of our product candidates utilizing our intranasal drug delivery technology have been brought to market except for Nascobal nasal gel and Nascobal nasal spray. Accordingly, while we believe there is a commercial market for our intranasal drug delivery technology, there can be no assurance that our intranasal drug delivery technology will become a viable commercial alternative to other drug delivery methods. Many factors may affect the market acceptance and commercial success of any potential products, including:

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
      On October 22, 2004, we entered into a license and supply agreement granting Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon intranasal spray. Under the terms of the agreement with Par Pharmaceutical, we will obtain FDA approval, manufacture and supply finished generic calcitonin-salmon intranasal spray to Par Pharmaceutical. Par Pharmaceutical will distribute the product in the United States. Novartis, the supplier of branded calcitonin-salmon intranasal spray, may introduce a generic version through Sandoz US, its wholly-owned subsidiary and Apotex has filed a generic application of intranasal salmon-calcitonin with a filing date that has priority over our ANDA. See Item 1: Business — Collaborations and Programs — Par Pharmaceutical Partnership. Selling prices of generic drugs typically decline, sometimes dramatically, as additional companies receive approvals for a given product and competition intensifies. To the extent that our collaboration partner and we succeed in being the first to market a generic version of a significant product, our initial sales and profitability following the introduction of such product will be subject to material reduction upon a competitor’s introduction of the equivalent product. Our ability to sustain our sales and profitability on any product over time is dependent on both the number of new competitors for such product and the timing of their approvals.

Clinical trials of our product candidates are expensive and time-consuming, and the results of these trials are uncertain.
      Many of our research and development programs are at an early stage. Clinical trials in patients are long, expensive and uncertain processes. The length of time generally varies substantially according to the type of drug, complexity of clinical trial design, regulatory compliance requirements, intended use of the drug candidate and rate of patient enrollment for the clinical trials. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any or all of our drugs or drug candidates, including PYY intranasal spray, PTH(1-34), generic calcitonin-salmon intranasal spray, insulin and morphine gluconate could be unsuccessful, which would prevent us from commercializing these drugs. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the drug sponsor. Our failure to develop safe, commercially viable drugs approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in clinical trials will impede our ability to seek regulatory approvals, commercialize our drug candidates and generate revenue, as well as substantially increase our development costs.

We are subject to extensive government regulation including the requirement of approval before our products may be manufactured or marketed.
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
      Our product candidates cannot be marketed in the United States without FDA approval or clearance. The FDA has approved only two of our product candidates, Nascobal nasal gel and Nascobal nasal spray, and cleared only one, our MASCT device, for sale in the United States. Our other product candidates are in development, and will have to be approved by the FDA before they can be marketed in the United States. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including without limitation citizen’s petitions or other filings with the FDA, and there can be no assurance that any approval will be granted on a timely basis, if at all or that delays will be resolved favorably or in a timely manner. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. We, our collaboration partners, or the FDA may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.
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
      In addition, some of our product candidates, such as our morphine gluconate, will be subject to the requirements of the Controlled Substances Act and implementing regulations thereunder, which are administered by the DEA. Establishments may not handle controlled drug substances until they have been inspected and registered by the DEA. The DEA also imposes recordkeeping and reporting requirements, procurement and manufacturing quotas, sales restrictions, and other obligations. Facilities must be equipped to meet DEA security requirements. We currently hold a DEA registration to conduct research at both of our Hauppauge, N.Y. and Bothell, Washington facilities relating to drug formulations containing DEA controlled substances. However, there can be no assurance that we will be able to maintain our DEA registration or that we will be able to obtain additional registrations required to continue to research or commercially distribute our product candidates.

Our patent applications may be inadequate in terms of priority, scope or commercial value.
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

Our ability to commercialize our products after FDA approval is subject to exclusivity periods provided by law.
      Under U.S. law, the FDA awards 180 days of market exclusivity to the first generic manufacturer who challenges the patent of a branded product. However, amendments to the Hatch-Waxman Act will affect the future availability of this market exclusivity in many cases. These amendments now require generic applicants to launch their products within certain time frames or risk losing the marketing exclusivity that they had gained through being a first-to-file applicant. Apotex has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon intranasal spray. The amendments to the Hatch-Waxman Act do not apply to the Apotex intranasal salmon-calcitonin product, which preceded the adoption of such amendments. Consequently, the Apotex filing prevents us from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringes on Novartis’s patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product, nor can we determine when, if at all, Apotex will commence marketing its product.

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
      As a result of these factors and other uncertainties, our operating results have fluctuated significantly in recent years, resulting in net losses of $2.1 million in 2003, $28.6 in 2004 and $32.2 million in 2005.
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
      We specialize in the intranasal delivery of pharmaceutical products and rely on the issuance of patents, both in the United States and internationally, for protection against competitive drug delivery technologies. Although we believe that we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take over three years from initial filing or may never occur. As of January 31, 2006, we have 25 patents issued and 224 patent applications pending.
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
      Furthermore, it is possible others will infringe or otherwise circumvent our issued patents and that we will be unable to fund the cost of litigation against them or that we would elect not to pursue litigation. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts. We also cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may also exist third party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications and third parties may independently develop IP similar to our patented IP, which could result in, among other things, interference proceedings in the United States Patent and Trademark Office to determine priority of invention.
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
      Intellectual property rights, such as patents and license agreements based on those patents, generally are of limited duration. Our operating results depend on our patents and IP licenses. Therefore, the expiration or other loss of rights associated with IP and IP licenses can negatively impact our business.

Our product development efforts may not result in commercial products.
      Our future results of operations depend, to a significant degree, upon our and our collaboration partners’ ability to successfully commercialize additional pharmaceutical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Successful product development in the pharmaceutical industry is highly uncertain, and very few research and development projects result in a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	a product candidate may not perform as expected in later or broader trials in humans and limit marketability of such product candidate;

•	necessary regulatory approvals may not be obtained in a timely manner, if at all;

•	a product candidate may not be able to be successfully and profitably produced and marketed;

•	third parties may have proprietary rights to a product candidate, and do not allow sale on reasonable terms;

•	a product candidate may not be financially successful because of existing therapeutics that offer equivalent or better treatments; or

•	suppliers of product pumps or actuators required to atomize our formulations may increase their price or cease to manufacture them without prior notice.
      To date, except for our Nascobal nasal gel and Nascobal nasal spray (the new drug applications (each, an “NDA”) for which have been transferred to QOL), none of our other product candidates utilizing our current intranasal drug delivery technology have been approved by the FDA. Accordingly, there can be no assurance that any of our product candidates currently in development will ever be successfully commercialized, and delays in any part of the process or our inability to obtain regulatory approval could adversely affect our operating results by restricting introduction of new products by us or our collaboration partners.

We have limited experience in marketing or selling our products, and we may need to rely on marketing partners or contract sales companies.
      Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have a limited sales, marketing and distribution infrastructure. Accordingly, we are dependent on our ability to build this capability ourselves or find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

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
      Our business inherently exposes us to potential product liability claims. We face substantial product liability exposure in human clinical trials and for products that we sell, or manufacture for others to sell, after regulatory approval. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and manufactured in facilities licensed and regulated by regulatory agencies. Any product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and the demand for our products.
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
      Competition in the drug industry is intense. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed, there are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using intranasal drug delivery technology such as Archimedes, Intranasal Technologies, Inc., Aegis Therapeutics, Bentley Pharmaceuticals, Inc. and IDDS. Established pharmaceutical companies such as AstraZeneca and GlaxoSmithKline plc also have in-house intranasal drug delivery research and development programs that have successfully developed and are marketing products using intranasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies such as oral, injectable, patch-based and pulmonary administration. These competitors include Alza, Alkermes, Nektar, Skye Pharma, Unigene, Neose, Generex Biotechnology Corporation and Emisphere Technologies (Emisphere). We also face competition in the area of siRNA therapeutics from companies such as Alnylam Pharmaceuticals, Inc. and Sirna Therapeutics, Inc.
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
      Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborating relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete or, if developed earlier than our products, may achieve market acceptance which could negatively impact the opportunities for our products regardless of the merits of our technology.

If we have a problem with our manufacturing facilities, we may not be able to market our products or conduct clinical trials.
      A substantial portion of our products for both clinical and commercial use is, or will be manufactured at our facilities in Hauppauge, New York, and in Bothell, Washington. Our manufacturing capacity of the New York facility is approximately 6 million product units per year, and our manufacturing capacity of the Washington facility will be approximately 54 million product units per year. If we have a problem at either of our manufacturing facilities, it could cause a delay in clinical trials or the supply of product to market. Any significant delay or failure to manufacture could jeopardize our performance contracts with collaboration partners, resulting in material penalties to us and jeopardizing the commercial viability of our products.
      Our facilities are subject to risks of natural disasters including earthquakes and floods. Although we have insurance, there can be no assurance that any business disruption caused by a natural disaster would be fully reimbursed or that it would not delay our product development processes. Our current facilities are leased and there can be no assurance that we will be able to negotiate future lease extensions at reasonable rates.

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
      If we are unable to retain one or more of our corporate officers, Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer, Dr. Gordon C. Brandt, Executive Vice President Clinical Research and Medical Affairs, Dr. Paul H. Johnson, Senior Vice President, Research and Development and Chief Scientific Officer, Philip C. Ranker, Chief Financial Officer and Corporate Secretary, David E. Wormuth, Senior Vice President, Operations, Timothy M. Duffy, Executive Vice President, Marketing and Business Development, or any of our other key managers or key technical personnel, our business could be seriously harmed. Except for the employment agreements with Dr. Quay and Mr. Ranker, we generally do not execute employment agreements with members of our management team. Whether or not a member of management has executed an employment agreement, there can be no assurance that we will be able to retain our key managers or key technical personnel or replace any of them if we lose their services for any reason. Although we make a significant effort and allocate substantial resources to recruit candidates to our Washington state and New York state offices, competition for competent managers and technical personnel is intense. Failure to retain our key personnel may compromise our ability to negotiate and enter into additional collaborative arrangements, delay our ongoing discovery research efforts, delay pre-clinical or clinical testing of our product candidates, delay the regulatory approval process or prevent us from successfully commercializing our product candidates.
      In addition, if we have to replace any of these individuals, we may not be able to replace knowledge that they have about our operations.

We may encounter difficulties managing our growth, which could adversely affect our business.
      We increased the number of our full-time employees from 83 on December 31, 2003 to 140 on January 31, 2006, and we expect to continue to grow to meet our strategic objectives. If our growth continues, it may place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business could suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

We cannot assure you that our stock price will not decline.
      The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	negative results from our clinical or pre-clinical trials or adverse FDA decisions related to our product candidates or third party products that are in the same drug class as our products;

•	changes in revenue estimates or publication of research reports by analysts or the decision of analysts to drop coverage of us;

•	failure to meet analysts’ revenue estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders and other significant stockholders;

•	low average daily trading volumes due to relatively small number of shares outstanding;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.
      Additionally, numerous factors relating to our business may cause fluctuations or declines in our stock price.
      The stock markets in general and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This may in part be related to the increasing influence of hedge funds, who can use stock shorting and other techniques that increase volatility. These broad market fluctuations may adversely affect the trading price of our common stock.

A significant number of shares of our common stock are subject to options and warrants, and we expect to sell additional shares of our common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.
      As of December 31, 2005, there were 20,750,477 shares of common stock outstanding. As of such date, there were vested outstanding options to purchase 1,717,240 shares of common stock, unvested outstanding options to purchase 970,959 shares of common stock and outstanding warrants to purchase 1,403,047 shares of common stock. In addition, we may issue additional common stock and warrants from time to time to finance our operations. For example, we completed public offerings of 1,725,000, 4,250,000 and 1,136,364 (and 511,364 warrants) shares of our common stock in August 2005, December 2004 and June 2004, respectively, to raise capital for general corporate purposes.
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
      The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors (the “Board”). However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of the Board, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that investors might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for stockholders to replace management even if the stockholders consider it beneficial to do so.

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

Failure of the Company’s internal control over financial reporting could harm its business and financial results.
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our rapid growth and entry into new products and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
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
      We also lease approximately 10,000 square feet of manufacturing space and approximately 4,000 square feet of warehouse space in Hauppauge, New York. These leases are scheduled to expire in June 2010.
      At December 31, 2005, future minimum lease payment obligations are approximately $19.3 million. Annual lease expenses will be approximately $1.9 million in 2006 and thereafter. We are also responsible for all utilities, maintenance, security and property tax increases related to our properties.
      Subsequent to December 31, 2005, effective on March 1, 2006, we have leased approximately 15,000 square feet of laboratory space and approximately 13,000 square feet of office space in a facility adjacent to our Bothell, Washington headquarters. This lease is scheduled to expire in February 2016, and has a five-year renewal option. This new lease adds approximately $5.5 million to the total future minimum lease obligations of $19.3 million reported as of December 31, 2005 in our contractual obligations disclosure.
      We believe that these facilities are adequate for our current needs, although we may in the future expand our facilities for additional research and development and manufacturing capability.

ITEM 3.	LEGAL PROCEEDINGS
      We are subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on our financial position, results of operations or cash flows.

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

Quarter	High	Low

2004:
First Quarter	$14.65	$9.01
Second Quarter	14.95	9.40
Third Quarter	15.05	7.25
Fourth Quarter	16.56	11.95
2005:
First Quarter	$12.25	$9.11
Second Quarter	14.88	9.67
Third Quarter	15.18	12.40
Fourth Quarter	16.65	12.79
      On March 9, 2006, the closing price of our common stock reported on the Nasdaq National Market was $14.42 per share.
      As of February 22, 2006 there were approximately 8,600 beneficial holders of our common stock, including several brokerage firms holding shares in street name for an indeterminate number of beneficial owners.

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

Securities Authorized For Issuance Under Equity Compensation Plans
      Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities
      Warrants. During the period October 1, 2005 through and as of March 9, 2006, the Company issued 617,319 shares of common stock to twelve holders of common stock warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants were originally issued in private offerings pursuant to Section 4(2) of the Securities Act and the holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and the Company has registered the resale of such shares under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in the Company’s periodic reports. Of the total Warrants exercised, 192,572 were exercisable for an equal number of shares of common stock at an exercise price of $11.09 per share and 424,747 were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share. Additionally,

10,256 Warrants with an exercise price of $6.34 per share were exercised on a cashless basis. The market value of the shares exchanged on a cashless basis was $15.28, resulting in a conversion of the Warrants to purchase 10,256 shares of common stock into 6,003 shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA
      The accompanying selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes that are included in this Annual Report on Form 10-K. The following table sets forth selected consolidated financial data as of and for the years in the five-year period ended December 31, 2005: (In thousands, except per share data)

Statement of Operations Data:	2001	2002	2003	2004	2005

Revenue:
Product revenue, net	$996	$1,408	$1,805	$291	$33
License and research fees	1,607	7,515	17,635	1,556	7,416

Total revenue	2,603	8,923	19,440	1,847	7,449

Operating expenses:
Cost of product revenue	503	289	498	258	21
Research and development	6,595	11,613	17,097	21,083	30,334
Royalties	487	9	—	—	—
Sales and marketing	595	1,863	2,377	1,046	1,326
General and administrative	3,977	8,138	5,679	7,951	9,569
Restructuring charge	—	595	—	—	—

Total operating expenses	12,157	22,507	25,651	30,338	41,250

Loss from operations	(9,554)	(13,584)	(6,211)	(28,491)	(33,801)
Gain on sale of product	—	—	4,236	—	—
Interest income	322	278	227	344	1,990
Interest expense	—	(162)	(393)	(462)	(352)

Net loss	$(9,232)	$(13,468)	$(2,141)	$(28,609)	$(32,163)

Net loss per common share:
Basic and diluted	$(1.16)	$(1.34)	$(0.20)	$(2.21)	$(1.72)
Shares used in computing net loss per share:
Basic and diluted	7,956	10,028	10,751	12,955	18,719

Balance Sheet Data:	2001	2002	2003	2004(2)	2005(3)

Cash and short term investments(1)	$11,760	$9,021	$25,081	$74,474	$59,909
Working capital	10,404	3,342	14,766	58,362	55,198
Total assets	15,440	23,050	31,138	80,775	72,593
Notes payable	—	7,250	6,271	8,352	—
Accumulated deficit	(39,235)	(52,703)	(54,844)	(83,453)	(115,616)
Total stockholders’ equity	$13,494	$8,645	$17,906	$58,148	$55,567

(1)	Amount includes restricted cash and short term investments of approximately $6.3 million at December 31, 2003, $9.0 million at December 31, 2004 and $1.0 million at December 31, 2005.

(2)	During 2004, we received net proceeds of $12.3 million from a public offering of 1,136,364 shares of common stock and warrants and net proceeds of $52.9 million from a public offering of 4,250,000 shares of common stock.

(3)	During 2005, we received net proceeds of $21.6 million from a public offering of 1,725,000 shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      We are a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on both our proprietary molecular biology-based drug delivery technology for delivering both small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using our intranasal technology, we create or utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
      We believe our intranasal drug delivery technology could potentially offer advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety and clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our intranasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our intranasal drug delivery platform and we are using it to develop commercial products with collaboration partners or, in select cases, we internally develop, manufacture and commercialize our products.
      Our RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are expressed in inflammation, viral respiratory infections and other diseases.
      Our goal is to become a leader in both the development and commercialization of innovative, intranasal drug delivery products and technologies and in therapeutic RNAi. We will focus our research and development efforts on product candidates, including small molecules, peptides, large molecules and therapeutic RNAi, where our proprietary technologies utilizing tight junctions may offer significant clinical advantages such as improved safety and clinical efficacy or increased patient compliance due to elimination of injection site pain and avoidance of injection site irritation. We will continue to try to establish strategic collaborations with leading pharmaceutical and biotechnology companies. In select cases where we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and distribute our products. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how which we believe would be difficult for our competitors to replicate in the near term.
      We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of January 31, 2006, we had 25 patents issued and 224 patent applications filed to protect our proprietary technologies.
      As of December 31, 2005, we had an accumulated deficit of $115.6 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As a result of our collaboration and other agreements, we have recognized revenues of approximately $8.9 million, $19.4 million, $1.8 million and $7.4 million during the years ended December 31, 2002, 2003, 2004 and 2005, respectively. Revenues relate primarily to license fees and research fees received from Pharmacia in 2002 and 2003, from Merck in 2004, and from Merck and Questor in 2005. As discussed elsewhere, in February 2006, we received a $10.0 million license fee from P&G, and expect to receive additional milestone payments in 2006 from them under the February 2006 P&G license agreement. Further, as discussed elsewhere, the collaborative agreement with Merck was terminated on March 1, 2006 with Nastech reacquiring its rights in the PYY program.
      As of December 31, 2005, we had approximately $58.9 million in unrestricted cash, cash equivalents and short term investments, and an additional $1.0 million in restricted cash. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
      In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At December 31, 2005, the amount remaining available on this shelf registration statement was approximately $10.1 million.
      In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. In August 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At December 31, 2005, no shares remain available on this shelf registration statement.
Critical Accounting Policies and Estimates
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, inventory reserves, asset impairments, requirements for and computation of allowances for doubtful accounts, allowances for product returns, expense accruals, stock option valuations including expected term, volatility, forfeiture and interest rates and goodwill valuation. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.
      Revenue Recognition. Most of our revenues result from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, we allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables may be divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
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
      Revenue from research and development services performed is generally received for services performed under collaboration agreements, and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue.
      Product sales revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred.
      Stock-Based Compensation. We apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). In the Notes to Consolidated Financial Statements, we provide proforma disclosures in accordance with SFAS 123 and related pronouncements. Under APB 25, compensation expense is recorded on the date of grant of an option to an employee or member of the Board only if the fair market value of the underlying stock at grant date exceeds the exercise price. In addition, we have granted options to certain outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. We apply the Black-Scholes option-pricing model for estimating the fair value of options, which involves a number of judgments and variables including estimates of the life of the options and expected volatility which are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense calculated.
      In June 2004, our 2004 Stock Incentive Plan was approved by our stockholders and, subsequently, restricted stock grants have been issued to certain directors and employees. Non-cash compensation expense is being recognized over the applicable vesting periods of one to four years of the restricted shares.
      In December 2004, the FASB released its revised standard, SFAS No. 123R (SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. We are required to adopt the provisions of SFAS 123R beginning January 2006, and we will adopt the new requirements using the modified prospective transition method. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow. The adoption of SFAS 123R requires us to value stock options granted prior to adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in expensing approximately $2.2 million in 2006, which would previously have been presented in a proforma note disclosure, in addition to amounts required to be expensed related to grants made after December 31, 2005. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material.
      Income Taxes. A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed.
      Clinical Trial Expenses. Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates.
Results of Operations

Total Revenue
      Total Revenue. The following table sets forth information on the breakdown of total revenue:

	Years Ended December 31,

	2003		2004		2005

	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total

	(Dollars in thousands)
Product revenue, net	$1,805	9%	$291	16%	$33	1%
License and research fees	17,635	91%	1,556	84%	7,416	99%

Total revenue	$19,440	100%	$1,847	100%	$7,449	100%

      Our revenue was higher in 2005 compared to 2004 due primarily to higher license and research fees recognized from our collaboration partners including $2.0 million received from Questcor for the milestone payment related to the FDA approval of Nascobal nasal spray. Our total revenue was significantly lower in 2004 compared to 2003, primarily because of license and research fees received by us and recognition of previously deferred amounts in 2003 as a result of the divestiture agreement with Pharmacia in January 2003.

License and Research Fees
      License and Research Fees. The following table sets forth the breakdown of our license and research fees:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
License fees and research and development services fees recognized under the collaboration and license agreement with Merck	—	$1,257	$3,564
Revenue recognized under the Pharmacia agreements	$16,262	—	—
Questcor FDA approval milestone payment	—	—	2,000
Other license and research fees	1,373	299	1,852

Total license and research fees	$17,635	$1,556	$7,416

      A significant portion of our license and research fees in 2003 came from revenue received under the collaboration and license agreement and the divestiture agreement with Pharmacia, representing 84% of total revenue in 2003. We entered into a collaboration and license agreement with Pharmacia in February 2002, pursuant to which Pharmacia received exclusive worldwide rights to develop and market intranasal apomorphine product for the treatment of male and female sexual dysfunction. Under the agreement, we received $5.0 million in 2002 which we amortized over the estimated development period. Upon termination of the collaboration and license agreement in April 2003, we recognized $3.3 million, which included all remaining deferred revenues. We entered into a divestiture agreement with Pharmacia in January 2003, under which we reacquired all rights to the intranasal apomorphine products that were previously granted to Pharmacia. Under the divestiture agreement, Pharmacia made a cash payment of $13.5 million consisting of a $6.0 million divestiture payment, $7.0 million research and development funds and $0.5 million for reimbursement of expenses of the divestiture transaction. We recognized $13.0 million of such payments as license and research fees in 2003. We did not recognize any revenue from Pharmacia in 2004 or 2005.

      Our license and research fee revenue recognized in 2004 was primarily composed of approximately three months of amortization over the estimated development period of the $5.0 million license fee received from Merck in October 2004, approximately two months of amortization of the license fee received from Par Pharmaceutical in October 2004, and fees recognized from other collaboration and license agreements. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.
      Our license and research fee revenue recognized in 2005 was primarily composed of a $2.0 million milestone payment from Questcor in February 2005 related to the FDA approval of Nascobal nasal spray, a full year of amortization of the Merck license fee, approximately eleven months of amortization of the Par Pharmaceutical license fee and fees recognized from other collaboration and license agreements. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.

Product Revenue and Cost of Product Revenue
      The following table sets forth information on product revenue, cost of product revenue and cost of product revenue as a percentage of product revenue:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Product revenue	$1,805	$291	$33
Cost of product revenue	498	258	21
Cost of product revenue as a percentage of product revenue	28%	89%	64%
      Product revenue consists of sales of Nascobal nasal gel. During the period from January to June 2003, we earned revenue from our own direct sales of Nascobal nasal gel to drug wholesalers using a contract sales organization and a contract distributor. In June 2003, we completed the sale of the assets relating to our Nascobal brand products, including the Nascobal nasal gel, to Questcor. In connection with the sale, we entered into a supply agreement with Questcor under which Questcor was obligated to purchase from us all of its requirements for the Nascobal nasal gel and, upon FDA approval, the Nascobal nasal spray. Since the sale, we earn product sales revenue under the supply agreement and we expect to receive product sales revenue under this supply agreement in the future. In October 2005, we consented to the assignment of the Questcor asset purchase, supply and other related agreements from Questcor to QOL. We received a $2 million payment in connection with this assignment, which is being amortized over the 5-year life of the agreement. We manufactured one batch of Nascobal gel in the fourth quarter of 2005, which was partially shipped in December 2005 with the remainder shipped in January 2006. We expect to continue to receive product sales revenue from QOL in the future.
      The reduction in product revenue and cost of product revenue from 2004 to 2005 was a result of a decrease in volume of production of Nascobal nasal gel ordered by Questcor and QOL in 2005 and improved manufacturing efficiencies. Product revenue decreased by 84% in 2004 compared to 2003, and gross margin decreased to 11% in 2004 compared to 72% in 2003 as a result of the changes in distribution described above.

Research and Development
      Research and development expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees and other costs. Research and development expense by project as a percentage of total research and development project expense, and total research and development expense, are as follows:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
PYY	14%	42%	14%
Calcitonin	32%	18%	27%
Tight Junctions and RNAi	8%	22%	27%
PTH (1-34)	—	7%	16%
Apomorphine	25%	3%	—
Other research and development projects(1)	21%	8%	16%

	100%	100%	100%

Total research and development expense	$17,097	$21,083	$30,334
Dollar increase		3,986	9,251
Percentage increase		23%	44%

(1)	Other research and development projects include our excipient projects, feasibility projects, insulin, oral abuse-resistant opioid, Morphine Gluconate and other projects.
      The 44% increase in research and development expense in 2005 compared to 2004 resulted primarily from the following:

•	Personnel-related expenses increased by 42% to $12.6 million in 2005 compared to $8.9 million in 2004 due to an increase in headcount in support of our research and development programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 49% to approximately $11.0 million in 2005 compared to approximately $7.4 million in 2004 due primarily to our pre-clinical and clinical programs for PTH(1-34), PYY, calcitonin, and RNAi.

•	Research and development administrative expenses increased by 15% to $1.5 million in 2005 compared to $1.3 million in 2004 due primarily to higher administrative costs to support our increase in headcount.

•	Facilities and equipment costs increased by 41% to $4.8 million in 2005 compared to $3.4 million in 2004 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.
      The 23% increase in research and development expense in 2004 compared to 2003 resulted primarily from the following:

•	Personnel-related expenses increased by 33% to $8.9 million compared to $6.7 million in 2003 due to an increase in personnel supporting our research and development programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 4% to $7.4 million in 2004 compared to $7.1 million in 2003 due primarily to the timing of clinical trials performed for our PYY, calcitonin, RNAi, PTH(1-34) and intranasal apomorphine products under development.

•	Research and development administrative expenses increased by 116% to $1.3 million in 2004 compared to $0.6 million in 2003 due primarily to an increase in licensing of third-party patent technologies including patent licenses from Thiakis, Cedars-Sinai and the University of Cincinnati.

•	Facilities and equipment costs increased by 26% to $3.4 million in 2004 compared to $2.7 million in 2003 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from additional capital expenditures.
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
      None of our current product candidates utilizing our intranasal drug delivery technology has received FDA or foreign regulatory marketing approval, except Nascobal gel and Nascobal spray. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. See Item 1: Business — Government Regulation. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development spending or capital requirements.
      As a result of the uncertainties discussed above, we are often unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Sales and Marketing
      Sales and marketing expense consists primarily of salaries and other personnel-related expenses, costs of using a contract sales organization and a contract distributor for Nascobal nasal gel, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Total sales and marketing expense	$2,377	$1,046	$1,326
Dollar increase (decrease)		(1,331)	280
Percentage increase (decrease)		(56)%	27%

      The 27% increase in sales and marketing expense in 2005 compared to 2004 resulted primarily from increased staffing in support of our collaborative relationships and increased spending on market research and business development conferences.
      The 56% decrease in sales and marketing expenses in 2004 compared to 2003 resulted primarily from reduced sales and marketing expenses following the sale of the assets relating to our Nascobal brand products to Questcor in June 2003. In the first six months of 2003, we incurred costs associated with marketing programs to support our own direct sales of Nascobal nasal gel prior to our sale of the assets relating to our Nascobal brand.
      We expect sales and marketing costs, which includes business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.

General and Administrative
      General and administrative expense consists primarily of salaries and other personnel-related expenses to support our research and development activities, amortization of non-cash deferred stock option and restricted stock compensation for general and administrative personnel and non-employee board members, professional fees such as accounting and legal, corporate insurance and facilities costs. Total general and administrative expense and dollar and percentage changes are as follows:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Total general and administrative expense	$5,679	$7,951	$9,569
Dollar increase		2,272	1,618
Percentage increase		40%	20%
      The 20% increase in general and administrative expenses in 2005 compared to 2004 resulted primarily from the following:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased by 22% to approximately $4.5 million in 2005 compared to approximately $3.7 million in 2004.

•	Amortization of non-cash deferred stock compensation increased by 44% to approximately $1.3 million in 2005 compared to $0.9 million in 2004, primarily due to the expensing of restricted stock which we first began issuing in June 2004.

•	Personnel-related expenses increased by 10% to $3.3 million in 2005 compared to $3.0 million in 2004 due primarily to increased headcount related to administrative activities.
      The 40% increase in general and administrative expenses in 2004 compared to 2003 resulted primarily from the following:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased by 48% to $3.7 million in 2004 compared to $2.5 million in 2003. In addition, 2003 included a $0.5 million expense reduction related to the reimbursement of legal expenses received as part of the divestiture agreement with Pharmacia.

•	Amortization of non-cash deferred stock compensation increased by 80% to approximately $0.9 million in 2004 compared to $0.4 million in 2003, primarily due to the expensing of restricted stock which we first began issuing in June 2004.

•	Personnel-related expenses increased by 25% to $3.0 million in 2004 compared to $2.4 million in 2003 due primarily to increased headcount related to administrative activities.

      We expect general and administrative expenses to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.

Gain on Sale of Product
      In 2003, we recognized a gain of approximately $4.2 million on the sale of the assets related to our Nascobal brand products to Questcor. The gain was calculated as $14.0 million in non-contingent proceeds, less the net book value of assets of $8.1 million, less costs and fees. Approximately $1.0 million of gain relating to the fair value of work to be completed on the NDA filing for the Nascobal nasal spray product was deferred and later recognized in 2003 as license and research fee revenue.

Interest Income
      The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Interest income	$227	$344	$1,990
Average funds available for investment	18,200	24,100	61,300
Average interest rate	1.2%	1.4%	3.3%
      The $1.6 million increase in interest income in 2005 compared to 2004 was primarily due to higher average balances available for investment, combined with higher interest rates earned. The $0.1 million increase in interest income in 2004 compared to 2003 was primarily due to higher average balances available for investment.

Interest Expense
      We incur interest expense on our capital leases and, formerly, on notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate earned:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Interest expense	$393	$414	$367
Average borrowings under capital leases and notes payable	8,000	10,600	5,300
Average interest rate	4.9%	3.9%	6.9%
      The decrease in interest expense in 2005 compared to 2004 was due to a decrease in the average borrowings partially offset by higher average interest rates. We paid off our $8.3 million Wells Fargo in February 2005, which was at an interest rate of approximately 3.25%. Our average borrowings under the GE Capital leases were approximately $4.0 million for 2005, at rates ranging from 8.3% to 10.0%. In 2004, average borrowings under the Wells Fargo note were approximately $7.8 million, at rates averaging approximately 2.3%, and average borrowings under the GE Capital leases were approximately $2.8 million, at rates ranging from 8.3% to 10.0%.
      The 5% increase in interest expense in 2004 compared to 2003 was due to an increase in the average borrowings partially offset by lower average interest rates. In 2004, average borrowings under the Wells Fargo note were approximately $7.8 million, at rates averaging approximately 2.3%, and average borrowings under the GE Capital leases were approximately $2.8 million, at rates ranging from 8.3% to 10.0%. In 2003, average borrowings under the Schwarz Pharma and Wells Fargo notes were approximately $7.0 million, at interest rates ranging from 1.5% to 7.5%, and average borrowings under the GE Capital leases were approximately $1.0 million, at interest rates ranging from 8.3% to 10.0%.

Liquidity and Capital Resources

Cash Requirements
      Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $115.6 million as of December 31, 2005 and expect additional operating losses in the future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs, and we may be required to reduce our research and development activities or raise additional funds from new investors or in the public markets.
      We also have contractual obligations in the form of facility leases, capital leases and purchase obligations. See “Liquidity and Capital Resources — Contractual Obligations.”

Sources and Uses of Cash
      We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenues received from our collaboration partners, and to a lesser extent equipment financing facilities and notes payable.
      In December 2003, we filed a shelf registration statement with the SEC, which was declared effective by the SEC in January 2004, pursuant to which we may issue common stock or warrants, up to an aggregate of $30 million. In September 2004, we filed another shelf registration statement with the SEC, which was declared effective by the SEC in October 2004, pursuant to which we may issue common stock, warrants or debt securities, up to an aggregate of $80 million. These shelf registration statements enable us to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.
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
      In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC in October 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. On August 30, 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At December 31, 2005, the amount remaining available on this shelf registration statement was zero.
      Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.

•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10 million in February 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under our agreement with P&G, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment was being amortized over the estimated development period until the collaboration with Merck for PYY was terminated on March 1, 2006, at which time the balance of the unamortized license payment was recognized as revenue. Under the agreement, Nastech will reacquire its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner. Although the results of any research conducted by Merck remain confidential and we are not permitted to disclose the results of any clinical trials at this time, we continue to believe that PYY may be a viable product candidate for a commercial therapeutic for the treatment of obesity.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment in October 2004 which was amortized over the estimated development period. We expect in the future to receive additional revenue from Par Pharmaceutical in the form of milestone payments, product transfer payments for manufactured product and a profit sharing upon commercialization of generic calcitonin-salmon intranasal spray. However, we cannot estimate when or if these additional revenue streams will commence, and there can be no assurance that such revenues will ever be generated. See Item 1: Business — Collaborations and Programs — Par Pharmaceutical Partnership, and Item 1A: Risk Factors — Our ability to commercialize our products after FDA approval is subject to exclusivity periods provided mandated by law.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2 million from Questcor upon FDA approval of a New Drug Application for the Nascobal nasal spray product. On October 17, 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL. We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with us entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal nasal spray product.

      Total sources and uses of cash for the periods indicated are as follows:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash used in operating activities	$(7,686)	$(19,168)	$(31,279)
Cash provided by (used in) investing activities	3,482	(33,553)	2,463
Cash provided by financing activities	5,704	67,997	29,788

Net increase in cash and cash equivalents	$1,500	$15,276	$972

      We used cash of $31.3 million in our operating activities in 2005, compared to $19.2 million in 2004 and $7.7 million in 2003. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock and stock options. We also recognized a gain on sale of product of $4.2 million in 2003 from our sale of the assets relating to our Nascobal brand products to Questcor. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.

      Our investing activities provided cash of $2.5 million in 2005, compared to using cash of $33.6 million in 2004 and providing cash of $3.5 million in 2003. Changes in cash from investing activities are due primarily to purchases of short term investments net of maturities and purchases of property and equipment. In addition, our sale of the assets relating to our Nascobal brand products to Questcor resulted in a cash inflow of $14.0 million in 2003. We expect to continue to make significant investments in our research and development infrastructure, including purchases of property and equipment to support our research and development activities.
      Our financing activities provided cash of $29.8 million in 2005, compared to $68.0 million in 2004 and $5.7 million in 2003. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance and repayment of notes payable, proceeds and repayment from equipment financing facilities and exercises of stock options and warrants. We raised net proceeds of approximately $21.6 million in 2005, $65.2 million in 2004 and $10.0 million in 2003 through public and private placements of shares of common stock and warrants to purchase shares of common stock. During 2006 approximately 458,000 of our outstanding warrants will expire. If all of these were exercised for cash, we would receive approximately $2.9 million in proceeds.

Liquidity
      We had a working capital (current assets less current liabilities) surplus of $55.2 million as of December 31, 2005 and $58.4 million as of December 31, 2004. As of December 31, 2005, we had approximately $59.9 million in cash, cash-equivalents and short-term investments, including $1.0 million in restricted cash. As discussed elsewhere, in February 2006 we received a $10.0 million license fee from Procter & Gamble, and expect to receive additional milestone payments in 2006 from them. We believe, although there can be no assurance, that our current cash position will provide us with adequate working capital for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
      As of January 31, 2006, we had an available lease line of $7.5 million with GE Capital which expires December 31, 2006.

Contractual Obligations
      We have contractual obligations in the form of facility leases, capital leases and purchase obligations. The following summarizes the principal payment component of our contractual obligations at December 31, 2005:

	Total	2006	2007	2008	2009	2010	Thereafter

	(Dollars in thousands)
Facility leases	$19,347	$1,785	$1,832	$1,881	$1,931	$1,903	$10,015
Capital lease obligations	5,601	2,431	1,686	1,104	380	—	—
Purchase obligations	556	556	—	—	—	—	—

Total	$25,504	$4,772	$3,518	$2,985	$2,311	$1,903	$10,015

      The following summarizes interest on our contractual obligations at December 31, 2005:

	Total	2006	2007	2008	2009	2010	Thereafter

	(Dollars in thousands)
Capital lease obligations	$729	$402	$223	$88	$16	—	—

Total	$729	$402	$223	$88	$16	—	—

      In addition, effective as of March 1, 2006, we have leased approximately 15,000 square feet of laboratory space and approximately 13,000 square feet of office space in a facility adjacent to our Bothell, Washington headquarters. This lease is scheduled to expire in February 2016 and has a five-year renewal option. This new lease adds approximately $5.5 million to the total future minimum lease obligations of $19.3 million reported as of December 31, 2005 above.

Off-Balance Sheet Arrangements
      As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a material effect on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard did not have a material effect on our consolidated financial statements.
      In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. We are required to adopt the provisions of SFAS 123R beginning January 2006, and we will adopt the new requirements using the modified prospective transition method. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow. The adoption of SFAS 123R requires us to value stock options granted prior to adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in our expensing approximately $2.2 million in 2006, which would previously have been presented in a proforma note disclosure, in addition to amounts required to be expensed related to grants made after December 31, 2005. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2006. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 5, 2005, also invested in high quality corporate issues (Standard & Poors double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at December 31, 2005, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $450,000 to interest income on an annual basis.
      Our revolving line of credit note with Wells Fargo Bank was paid in full and terminated on February 18, 2005. It formerly required monthly payments of interest, payable at 1.5% below prime, if not fixed for one, two or three months at 0.75% above LIBOR. Our capital lease obligations bear interest at fixed rates ranging from approximately 8.3% to 10.0%. The table below outlines the minimum cash outflows for payments on capital lease obligations (in thousands) as described in further detail in the Notes to Consolidated Financial Statements.

	2006	2007	2008	2009	Total	Fair Value

	(Dollars in thousands)
Capital lease obligations — principal	$2,431	$1,686	$1,104	$380	$5,601	$5,574
Capital lease obligations — interest	402	223	88	16	729	765

Total	$2,833	$1,909	$1,192	$396	$6,330	$6,339

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:
      We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nastech Pharmaceutical Company Inc. and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, WA
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Nastech Pharmaceutical Company Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, WA
March 15, 2006

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$26,769
Restricted cash and short term investments	9,000	998
Short-term investments	39,677	32,142
Accounts receivable	—	189
Inventories	57	2,733
Prepaid expenses and other current assets	674	1,545

Total current assets	75,205	64,376
Property and equipment, net	5,160	8,173
Security deposits and other assets	410	404

Total assets	$80,775	$72,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$2,944
Accrued payroll and employee benefits	1,469	1,740
Accrued expenses	1,064	474
Notes payable	8,352	—
Capital lease obligations — current portion	1,532	2,431
Deferred revenue — current portion	2,774	1,589

Total current liabilities	16,843	9,178
Capital lease obligations, net of current portion	1,719	3,170
Deferred revenue, net of current portion	3,483	4,250
Other liabilities	582	788

Total liabilities	22,627	17,386

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 authorized: no shares issued and outstanding	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 17,895,976 and 20,750,477 shares outstanding at December 31, 2004 and 2005, respectively	107	124
Additional paid-in capital	142,853	176,068
Deferred compensation	(1,358)	(4,902)
Accumulated deficit	(83,453)	(115,616)
Accumulated other comprehensive loss	(1)	(107)

Total stockholders’ equity	58,148	55,567

Total liabilities and stockholders’ equity	$80,775	$72,953

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2004	2005

	(In thousands, except per share data)
Revenue:
Product revenue, net	$1,805	$291	$33
License and research fees	17,635	1,556	7,416

Total revenue	19,440	1,847	7,449

Operating expenses:
Cost of product revenue	498	258	21
Research and development	17,097	21,083	30,334
Sales and marketing	2,377	1,046	1,326
General and administrative	5,679	7,951	9,569

Total operating expenses	25,651	30,338	41,250

Loss from operations	(6,211)	(28,491)	(33,801)

Other income (expense):
Interest income	227	344	1,990
Interest and other expense	(393)	(462)	(352)
Gain on sale of product	4,236	—	—

Total other income (expense)	4,070	(118)	1,638

Net loss	$(2,141)	$(28,609)	$(32,163)

Net loss per common share — basic and diluted	$(0.20)	$(2.21)	$(1.72)

Shares used in computing net loss per share — basic and diluted	10,751	12,955	18,719

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2003, 2004 and 2005

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity

	(In thousands, except share data)
Balance December 31, 2002	10,193,706	$61	$62,506	$(1,219)	$(52,703)	$—	$8,645
Proceeds from the issuance of common shares and warrants in connection with private placement, net	1,513,069	9	9,954	—	—	—	9,963
Proceeds from the exercise of options	142,353	1	911	—	—	—	912
Compensation related to stock options	—	—	57	470	—	—	527
Net loss	—	—	—	—	(2,141)	—	(2,141)

Balance December 31, 2003	11,849,128	71	73,428	(749)	(54,844)		17,906
Proceeds from the issuance of common shares and warrants, net	5,386,364	32	65,144	—	—	—	65,176
Proceeds from the exercise of options and warrants	514,864	4	2,680	—	—	—	2,684
Compensation related to restricted stock	145,620	—	1,569	(1,081)	—	—	488
Compensation related to stock options	—	—	32	472	—	—	504
Net loss	—	—	—	—	(28,609)	—	(28,609)
Unrealized loss on securities available for sale	—	—	—	—	—	(1)	(1)

Comprehensive loss	—	—	—	—	—		(28,610)
Balance December 31, 2004	17,895,976	107	142,853	(1,358)	(83,453)	(1)	58,148
Proceeds from the issuance of common shares, net	1,725,000	10	21,573	—	—	—	21,583
Proceeds from the exercise of options and warrants	743,868	4	6,201	—	—	—	6,205
Compensation related to restricted stock	385,633	3	5,433	(3,823)	—	—	1,613
Compensation related to stock options	—	—	8	279	—	—	287
Net loss	—	—	—	—	(32,163)	—	(32,163)
Unrealized loss on securities available for sale	—	—	—	—	—	(106)	(106)

Comprehensive loss	—	—	—	—	—	—	(32,269)
Balance December 31, 2005	20,750,477	$124	$176,068	$(4,902)	$(115,616)	$(107)	$55,567

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Operating activities:
Net loss	$(2,141)	$(28,609)	$(32,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	527	504	287
Non-cash compensation related to restricted stock	—	488	1,613
Depreciation and amortization of property and equipment	1,016	1,443	1,832
Amortization of intangible asset	398	—	—
Loss on retirement of property and equipment	—	35	121
Gain on sale of product	(4,236)	—	—
Changes in assets and liabilities (net of assets sold in 2003):
Accounts receivable	752	104	(189)
Inventories	102	123	(2,676)
Prepaid expenses and other assets	(216)	215	(865)
Accounts payable	1,121	(738)	1,292
Deferred revenue	(3,250)	6,257	(418)
Accrued expenses and other liabilities	(1,759)	1,010	(113)

Net cash used in operating activities	(7,686)	(19,168)	(31,279)

Investing activities:
Proceeds from sale of product	14,000	—	—
Purchases of investments	(13,689)	(46,589)	(122,822)
Sales and maturities of investments	5,400	15,200	130,251
Property and equipment acquisitions	(2,229)	(2,164)	(4,966)

Net cash provided by (used in) investing activities	3,482	(33,553)	2,463

Financing activities:
Sales of common shares and warrants, net	9,963	65,176	21,583
Change in restricted cash	(6,271)	(2,729)	8,002
Payments on notes payable	(7,979)	(146)	(8,352)
Proceeds from notes payable	7,000	2,227	—
Borrowings under capital lease obligations	2,443	1,885	4,273
Payments on capital lease obligations	(364)	(1,100)	(1,923)
Exercise of stock options and warrants	912	2,684	6,205

Net cash provided by financing activities	5,704	67,997	29,788

Net increase in cash and cash equivalents	1,500	15,276	972
Cash and cash equivalents — beginning of year	9,021	10,521	25,797

Cash and cash equivalents — end of year	$10,521	$25,797	$26,769

Supplemental disclosure:
Cash paid for interest	$518	$414	$367

Non-cash investing and financing activities:
Net assets sold in connection with sale of product	$6,534	—	—

See accompanying notes to consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2005

Note 1 —	Business and Basis of Presentation
      Nastech Pharmaceutical Company Inc. (“Nastech”, or the “Company”) is a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on both our proprietary molecular biology-based drug delivery technology for delivering both small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using this intranasal technology, the Company creates or utilizes novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
      The Company believes its intranasal drug delivery technology could potentially offer advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety and clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, the Company believes its intranasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism. Although some of the Company’s product candidates use expertise outside this area, this technology is the foundation of its intranasal drug delivery platform and the Company is using it to develop commercial products with collaboration partners or, in select cases, the Company will internally develop, manufacture and commercialize our products.
      The Company’s RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are expressed in inflammation, viral respiratory infections and other diseases.
      The Company and its collaboration partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. As of January 31, 2006, the Company has 25 patents issued and 224 patent applications filed to protect its proprietary technologies.
      As of December 31, 2005, the Company has an accumulated deficit of approximately $115.6 million and expects to incur additional operating losses in the future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. During 2004, the Company received net proceeds of approximately $65.2 million from public offerings of its common stock pursuant to two shelf registration statements. During 2005, the Company received net proceeds of approximately $21.6 million from public offering of its common stock pursuant to a shelf registration statement. At December 31, 2005, approximately $10.1 million is available on the Company’s remaining shelf registration statement. At December 31, 2005, the Company has cash, cash equivalents and short term investments of approximately $59.9 million, including approximately $1.0 million in restricted cash.
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

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies and Related Matters
      Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and its wholly-owned subsidiary, Atossa HealthCare, Inc. (“Atossa”). All inter-company balances and transactions have been eliminated in consolidation. The Company operates in one segment and utilizes a platform of drug discovery technologies and development capabilities to discover and develop nasally administered formulations of prescription pharmaceuticals.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
      Cash Equivalents — Cash equivalents consist of cash, money market funds and investments in U.S. Government and Agency Securities and highly-rated investment grade commercial paper with maturities of 3 months or less at date of purchase.
      Restricted Cash — Amounts pledged as collateral for facility lease deposits are classified as restricted cash.
      Short-term Investments — Investments in marketable securities consist of debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher), have been categorized as available for sale and are stated at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.
      Inventories — Inventories, substantially all of which are raw materials, are stated at the lower of cost or market (first-in, first-out basis).
      Intangible Assets — Intangible assets consisted of costs associated with the purchase of a license agreement related to the Nascobal product. Such costs were being amortized over a ten-year period from the date of acquisition using the straight-line method. In June 2003, the Company completed the sale of certain assets relating to the Nascobal brand products to Questcor Pharmaceuticals, Inc. (“Questcor”), at which time the intangible asset was sold.
      Goodwill — Goodwill represents the cost in excess of the net assets resulting from the Company’s acquisition in 2000 of Atossa. Until December 31, 2001, goodwill was amortized on a straight-line basis over a three-year period. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) this amortization ceased after December 31, 2001. The net unamortized value of goodwill was approximately $90,000 at December 31, 2001 and has not changed since that date. Goodwill is evaluated for possible impairment at least annually and whenever significant events or changes in

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. Goodwill is included in Security Deposits and Other Assets on the Consolidated Balance Sheets.
      Property and Equipment — Property and equipment are stated at cost and depreciated using straight-line methods over estimated useful lives ranging from three to ten years. Leasehold improvements are stated at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred.
      Impairment of long-lived assets — Long-lived assets, including property and equipment, are evaluated for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. The company evaluates the carrying value of the asset by comparing the estimated future undiscounted net cash flows to its carrying value. If the net carrying value exceeds the future undiscounted net cash flows, impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.
      Revenue Recognition — Most of the Company’s revenues are generated from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determines the appropriateness of separate units of accounting and allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
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

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regulatory requirements, or various other factors, many of which may be outside of the Company’s control. The impact on revenue of changes in the Company’s estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.
      Royalty revenue is generally recognized at the time of product sale by the licensee.
      Revenue from research and development services performed is generally received for services performed under collaboration agreements, and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue.
      Product sales revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred.
      Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic loss per share excludes the effect of unvested restricted shares in 2003, 2004 and 2005 of zero, 145,620 and 444,322 shares, respectively. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. Such excluded stock options, restricted stock and warrants amounted to 4,109,302 shares in 2003, 4,390,944 shares in 2004 and 4,476,878 shares in 2005.
      Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. The Company continues to follow the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the disclosure of proforma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123.
      The per share weighted average fair value of stock options granted during the fiscal years ended December 31, 2003, 2004 and 2005 was $6.02, $7.75 and $10.29, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years Ended December 31,

	2003	2004	2005

Expected dividend yield	0%	0%	0%
Risk free interest rate	3.0%	3.4%	4.1%
Expected stock volatility	89%	78%	74%
Expected option life	5 years	5 years	6 years

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, its net loss would have been reported as the proforma amounts indicated below:

	Years Ended December 31,

	2003	2004	2005

	(Dollars in thousands, except per share
	amounts)
Net loss, as reported	$(2,141)	$(28,609)	$(32,163)
Add: stock-based employee compensation included in the reported net loss	527	992	1,900
Deduct: stock-based employee compensation, determined under fair value based method	(5,537)	(5,585)	(6,189)

Proforma net loss	$(7,151)	$(33,202)	$(36,452)

Loss per share:
Basic and diluted — as reported	$(0.20)	$(2.21)	$(1.72)
Basic and diluted — proforma	$(0.67)	$(2.56)	$(1.95)
      Research and Development Costs — All research and development (“R&D”) costs are charged to operations as incurred. The Company’s R&D expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses. As a result of the Company’s R&D programs, the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company’s R&D program have been expensed as general and administrative expenses as incurred.
      Shipping and Handling Costs — Costs of shipping and handling for delivery of the Company’s products that are reimbursed by its customers are recorded as revenue in the statement of operations. Shipping and handling costs are charged to cost of goods sold as incurred.
      Advertising Costs — Advertising costs are expensed as incurred and are included in sales and marketing expense. For the years ended December 31, 2003, 2004 and 2005, total advertising expense was approximately $11,000, $9,000 and $8,000, respectively.
      Other Comprehensive Income or Loss — In the years ended December 31, 2004 and December 31, 2005, the only component of other comprehensive loss was unrealized losses on available-for-sale securities in the amount of $1,000 and $106,000, respectively. There were no components of other comprehensive income (loss) in the year ended December 31, 2003.
      Fair Value of Financial Instruments — The Company considers the fair value of all financial instruments to not be materially different from their carrying value at year-end as all financial instruments have short-term maturities.
      Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity or net loss.
      Recent Accounting Pronouncements — In November 2004, the FASB issued SFAS 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. The Company is required to adopt the provisions of SFAS 123R beginning January 2006, and the Company will adopt the new requirements using the modified prospective transition method. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow. The adoption of SFAS 123R requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in the Company expensing approximately $2.2 million in 2006, which would previously have been presented in a proforma note disclosure, in addition to amounts required to be expensed related to grants made after December 31, 2005. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, would increase net loss in amounts which likely will be considered material.
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

Note 3 —	Short-term Investments
      Short-term investments are comprised of the following (dollars in thousands):

		Unrealized	Unrealized	Recorded
December 31, 2004	Cost Basis	Gains	Losses	Basis

Type of security:
Commercial Paper and Corporate Bonds	$997	—	—	$997
US Government and Agency Securities	4,633	—	$(1)	4,632
Auction Rate Notes	34,048	—	—	34,048

Total	$39,678	—	$(1)	$39,677

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unrealized	Unrealized	Recorded
December 31, 2005	Cost Basis	Gains	Losses	Basis

Type of security:
Commercial Paper and Corporate Bonds	$15,270	—	$(46)	$15,224
US Government and Agency Securities	16,976	—	(58)	16,918

Total	$32,246	—	$(104)	$32,142

      Unrealized losses have existed for less than 12 months. Management does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence at December 31, 2005. The Company currently has the financial ability to hold short-term investments with unrealized loss until maturity and not incur any recognized losses.
      In addition, at December 31, 2004 and December 31, 2005, gross unrealized loss on cash and cash equivalents was zero and approximately $3,000, respectively.

Note 4 —	Property and Equipment
      Property and equipment at December 31, 2004 and 2005 are comprised of the following (dollars in thousands):

	2004	2005

Furniture and fixtures	$564	$882
Machinery and equipment	4,822	7,428
Computer equipment and software	1,523	2,361
Leasehold improvements	1,871	2,817

	8,780	13,488
Less accumulated depreciation and amortization	3,620	5,315

Net property and equipment	$5,160	$8,173

      Assets under capital lease, primarily equipment, totaled approximately $4.7 million and $8.8 million at December 31, 2004 and 2005, respectively, and accumulated amortization of capital leases totaled approximately $1.3 million and $2.6 million at December 31, 2004 and 2005, respectively.

Note 5 —	Accrued Expenses
      Accrued expenses at December 31, 2004 and 2005 are comprised of the following (dollars in thousands):

	2004	2005

Allowance for sales returns	$138	$5
Interest payable	24	—
Audit and tax services	89	107
Legal fees	20	105
Other accrued expenses	793	257

	$1,064	$474

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Employee Benefit Plan
      The Company has a 401(k) plan for employees meeting eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Company’s Board of Directors (“the Board”). Effective January 1, 2004, the Company implemented a matching program to match employee contributions of up to 6% of compensation at 25 cents for each dollar contributed by the employee. Employer contributions in the year ended December 31, 2003 were zero, and were $79,000 and $112,000 in the years ended December 31, 2004 and 2005, respectively.

Note 7 —	Notes Payable
      In 2003, the Company issued a cash secured Revolving Reducing Note to Wells Fargo Bank (the “Wells Fargo Note”). Under terms of the Wells Fargo Note, the Company could borrow up to $7.0 million for a one-year term and fix the interest rate for one, two or three months at a rate of 0.75% above LIBOR. If the interest rate and term are not fixed, the interest rate will be 1.5% below prime. Interest accrued on the note is due monthly on the first day of the following month. The amount available under the note decreased by approximately $146,000 per month as of the first day of each month and the Company was required to make a principal payment on the first day of the month in an amount sufficient to reduce the then outstanding principal balance to the new maximum principal amount available.
      In December 2003, the Company terminated the Wells Fargo Note and issued a new cash secured Revolving Line of Credit Note (the “Credit Agreement”) to Wells Fargo Bank to allow for borrowings up to $9.0 million through December 31, 2004. Monthly principal payments were no longer required under the new note and the interest rate and monthly interest payments were the same as the original note. The entire balance of the note was due December 31, 2004. In January, 2004, the Credit Agreement was amended to incorporate a Letter of Credit Subfeature (the “Subfeature”). Under the Subfeature, approximately $648,000 of the $9.0 million line of credit was reserved for issuance of a standby letter of credit agreement to the Company’s landlord for its Bothell, Washington operations under the terms of its facility lease.
      In October 2004, the Company renewed and increased the Credit Agreement to allow for borrowings up to $11.5 million through December 31, 2005. The Subfeature was increased to $1.0 million. The entire balance of the note was due December 31, 2005. As of December 31, 2004, the interest rate was fixed for a 90 day term at 3.25% on borrowings of approximately $8,352,000. On February 1, 2005, the Letter of Credit issued to the Company’s landlord was increased to approximately $998,000 under the terms of its facility lease. Pursuant to terms of the Credit Agreement, the Company agreed not to incur additional indebtedness or pay dividends.
      In February 2005, the Company paid off the Credit Agreement borrowings of $8,352,000 and the Credit Agreement was terminated. At December 31, 2005, the $998,000 Letter of Credit remains outstanding.

Note 8 —	Stockholders’ Equity
      Common Stock Offerings — In a 2001 private offering, the Company granted warrants to purchase 68,000 shares of its common stock at any time prior to May 11, 2005, at an exercise price of $7.50 per share of common stock. As of December 31, 2005, all 68,000 warrants relating to this private placement have been exercised. In connection with such private placement, the Company granted additional warrants to purchase 595,155 shares of its common stock, of which 430,062 warrants are exercisable at any time prior to March 22, 2006 and 165,093 warrants are exercisable at any time prior to

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
May 11, 2006, at an exercise price of $6.34 per share. As of December 31, 2005, 136,760 warrants issued in connection with these private placements have been exercised.
      In September 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock and one five year warrant convertible into 0.35 common shares, to certain accredited investors in a private placement transaction for an aggregate purchase price of $11 million, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average stock price for the 10 days prior to the completion of the private placement transaction. The warrants are exercisable for 529,574 shares of common stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants expire in September 2008. At December 31, 2005, 96,286 warrants issued in connection with this private placement have been exercised.
      In June 2004, the Company completed the sale of 1,136,364 shares of its common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested in December 2004, and are exercisable until June 2009. At December 31, 2005, no warrants issued in connection with this private placement have been exercised.
      In December 2004, the Company completed the public offering of 4,250,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million to the Company, prior to the deduction of fees and commissions of $4.5 million.
      In August 2005, the Company completed the public offering of 1,725,000 shares of its common stock at a public offering price of $13.50 per share pursuant to its $80 million effective shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million.
      Increase in Authorized Shares — In July 2005, the Company’s stockholders approved a change in the capital structure of the Company by increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warrants — Additional information on warrants for the Company’s common stock is as follows:

	Exercise Price of Warrants
					Total
	$6.34	$7.50	$11.09	$14.40	Warrants

Warrants outstanding at January 1, 2003	501,178	68,000	—	—	569,178
Issued during 2003	—	—	529,574	—	529,574
Exercised during 2003	—	—	—	—	—

Warrants outstanding at December 31, 2003	501,178	68,000	529,574	—	1,098,752
Issued during 2004	—	—	—	511,364	511,364
Exercised during 2004	(10,000)	(65,900)	(48,143)	—	(124,043)

Warrants outstanding at December 31, 2004	491,178	2,100	481,431	511,364	1,486,073
Issued during 2005	—	—	—	—	—
Exercised during 2005	(32,783)	(2,100)	(48,143)	—	(83,026)

Warrants outstanding at December 31, 2005	458,395	—	433,288	511,364	1,403,047

Warrants expiring in 2006	458,395	—	—	—	458,395
Warrants expiring in 2008	—	—	433,288	—	433,288
Warrants expiring in 2009	—	—	—	511,364	511,364
      Restricted Stock Awards — Pursuant to restricted stock awards granted under the Company’s 2004 Plan, the Company has issued shares of restricted stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. In July 2005, 61,500 shares of restricted stock were granted to non-employee directors vesting on the earlier of the first anniversary of the date of grant or the date of the Company’s next annual meeting of Stockholders and 168,000 shares of restricted common stock vesting in equal annual installments over four years were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement. Additional information on restricted shares is as follows:

	Year Ended December 31,

	2004	2005

Unvested restricted shares outstanding, beginning of period	—	145,620
Restricted shares issued	148,020	415,253
Restricted shares forfeited	(2,400)	(29,620)
Restricted shares vested	—	(86,931)

Unvested restricted shares outstanding, end of period	145,620	444,322

Non-cash restricted stock compensation expense, net of forfeitures	$488,000	$1,613,000

Average grant price during year	$10.89	$13.90

      Shelf Registration Statement — At December 31, 2005, the Company had one effective shelf registration statement on Form S-3. In December 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. The balance remaining on this shelf registration at December 31, 2005 is approximately $10.1 million. A shelf registration statement enables

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.
      Stockholders’ Rights Plan — In 2000, the Company enacted a stockholder rights plan designed to protect its stockholders from coercive or unfair takeover tactics. Under the plan, the Company declared a dividend of one preferred stock purchase right for each share of common stock and entered into a Rights Agreement with the Company’s stock transfer agent. Each preferred stock purchase right entitles the holder to purchase from the Company 1/1000 of a share of its Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of the Company’s common stock, then each holder of the Company’s common stock shall receive a separate certificate evidencing the rights (the “Rights Distribution”). Each preferred stock purchase right, other than the acquiring entity, will have the right to receive, upon exercise of the preferred stock purchase right, shares of the Company’s common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

Note 9 —	Stock Options
      In 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares were reserved for issuance. In July 2005, stockholders approved amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance under the 2004 Plan by 750,000 shares to 1,350,000 shares.
      As of December 31, 2005, 444,322 shares of restricted common stock were outstanding under the 2004 Plan which vest between one and four years. In July 2005, 600,000 options to purchase shares of common stock were granted to the Company’s Chairman of the Board, President and Chief Executive Officer as a component of his employment agreement. These option grants vest annually in four equal installments. At December 31, 2005, no other options had been awarded under the 2004 Plan and there were 218,747 authorized shares available for future issuance.
      In 2002, the Company established the 2002 Stock Option Plan, pursuant to which options to purchase an aggregate of 1,333,833 shares of common stock were outstanding and 41,999 authorized shares were available for future issuance as of December 31, 2005.
      In 2000, the Company established the 2000 Nonqualified Stock Option Plan, pursuant to which options to purchase an aggregate of 529,366 shares of common stock were outstanding and 86,857 authorized shares were available for future issuance as of December 31, 2005.
      In 1990, the Company established the 1990 Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of common stock were outstanding at December 31, 2005. No shares were available for future issuance as of December 31, 2005.
      In addition, in 2002 the Company approved and ratified the issuance of 561,719 stock options outside the plans to certain executive officers in connection with the commencement of their employment with the Company. At December 31, 2005, 125,000 options were outstanding related to these grants. These remaining outstanding options have an expiration date of March 7, 2006 and have an exercise price of $15.30. The Company has filed separate registration statements on Form S-8 registering awards under each of the Company’s equity compensation plans and the 561,719 options awarded outside the plans.
      Under its 1990, 2000 and 2002 stock compensation plans, the Company is authorized to grant options to purchase shares of common stock to its employees, officers and directors and other persons who provide services to the Company. The options to be granted are designated as either incentive stock options or non-incentive stock options by the Board, which also has discretion as to the person to be granted options,

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under its 2004 Stock Incentive Plan, the Company is authorized to grant awards of restricted stock, stock appreciation rights and performance shares, in addition to stock options. As of December 31, 2005, no stock appreciation rights or performance shares have been granted.
      The plans provide that options granted shall be exercisable during a period of no more than ten years (five years in the case of 10% stockholders) from the date of grant, depending upon the specific stock option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the common stock at the date of grant (110% in the case of 10% stockholders). Pursuant to the provisions of the stock option plans, the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year shall not exceed $100,000.
      In May 2002, the Company extended the term of the employment agreement of its chief executive officer (“CEO”) through December 31, 2005. In connection with the extension, the Company granted its CEO an option to purchase 800,000 shares of common stock at an exercise price of $12.94 per share, which was the market price at the date of grant. The options vest as follows: 200,000 options immediately and 200,000 options each in August 2003, August 2004 and August 2005. The Company’s stockholders approved the option plan that included the CEO options in June 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by the stockholders resulted in deferred stock-based compensation expense of approximately $2.0 million that was recognized as expense on a straight-line basis over the vesting period. For the years ended December 31, 2003, 2004 and 2005, the Company recognized expense of approximately $470,000, $472,000 and $279,000, respectively.
      As of December 31, 2005, the Company had 347,603 shares of common stock available for future grant under its 2000, 2002 and 2004 stock option plans. In addition, the Company issued 561,719 stock options outside the plans in 2002. These shares are included in the table below. Information relating to stock options issued is as follows:

	Years Ended December 31,

	2003		2004		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,863,574	$10.34	3,010,550	$10.43	2,760,752	$11.36
Granted	644,800	8.91	217,000	11.35	703,000	14.59
Exercised	(142,353)	7.24	(430,132)	5.09	(660,842)	8.25
Expired	(48,569)	8.31	(667)	12.43	(65,846)	15.13
Terminated and canceled	(306,902)	8.61	(35,999)	8.77	(48,865)	9.20

Outstanding at end of period	3,010,550	$10.43	2,760,752	$11.36	2,688,199	$12.92

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional information on the Company’s stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercisable
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 4.63 - $10.50	616,399	3.8	$8.72	481,972	$8.58
$10.80 - $12.65	209,500	4.5	11.28	184,667	11.23
$12.94 - $12.94	800,000	6.3	12.94	800,000	12.94
$13.06 - $13.92	122,800	3.2	13.58	87,601	13.46
$14.72 - $16.00	839,500	7.8	14.85	163,000	15.34
$25.00 - $25.00	100,000	6.3	25.00	—	—

Totals	2,688,199	5.9	$12.92	1,717,240	$11.79

Note 10 — Income Taxes
      The Company’s net deferred tax assets as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005

Deferred tax assets:
Net operating loss carryforwards	$26,423	$39,232
Federal and State tax credits	3,496	4,427
Depreciation & amortization	959	1,329
Deferred revenue	2,190	2,044
Other	2,042	636

Total deferred tax assets	35,110	47,668
Valuation allowance	(35,110)	(47,668)

Net deferred taxes	$—	$—

      The Company continues to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by Company management to be more likely than not. The valuation allowance increased $0.3 million, $12.4 million and $12.5 million during 2003, 2004 and 2005, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying statement of operations for the years ended December 31, 2003, 2004 or 2005.
      At December 31, 2005, the Company had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $104.6 million and $34.9 million, respectively, and has available tax credits of approximately $4.4 million, which are available to offset future taxable income. These carryforwards will begin to expire in 2006 and will continue to expire through 2025 if not otherwise utilized. The Company’s ability to use such net operating loss and federal and state tax credit carryforwards may be limited by change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, 2004 and 2005, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $0.3 million, $2.9 million, and $3.4 million, respectively. The cumulative total of such deductions at December 31, 2005 is approximately $9.4 million. During 2005, the Company reported income tax deductions of approximately $1.1 million related to restricted stock. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to such stock options and restricted stock will be credited to additional paid-in capital in the period the related tax deduction is realized.
      The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of $0 is due to the change in the valuation allowance.

Note 11 —	Commitments and Contingencies
      Leases — The Company leases space for its manufacturing, research and development and corporate offices in Bothell, Washington under a lease expiring in January 2016 and for manufacturing, warehousing and research and development activities in Hauppauge, New York under two leases expiring in June 2010.
      Rent expense approximated $1.4 million, $1.5 million, and $2.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.
      The Company has entered into a capital lease agreement with GE Capital Corporation (the “Lease”), which allows it to finance certain property and equipment purchases over a three- or four-year term depending on the type of equipment. Under this agreement, the Company purchases assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and reimburses the Company. The equipment is then leased to the Company. The original lease has been amended to allow for additional borrowings and the Company may now finance up to $7.5 million through December 31, 2006. The Company borrowed approximately $2.4 million, $1.9 million and $4.3 million in the years ended December 31, 2003, 2004 and 2005, respectively. Interest rates on capital lease borrowings averaged approximately 8.5%, 8.9% and 9.5% during 2003, 2004 and 2005, respectively. Assets leased are pledged as collateral for capital lease borrowings.
      The following is a schedule of future annual minimum lease payments under facility operating leases and capital leases as of December 31, 2005 (in thousands):

	Operating	Capital	Total

2006	$1,785	$2,833	$4,618
2007	1,832	1,909	3,741
2008	1,881	1,192	3,073
2009	1,931	396	2,327
2010	1,903	—	1,903
Thereafter	10,015	—	10,015
Less amount representing interest	—	(729)	(729)

Total	$19,347	$5,601	$24,948

      In addition, effective as of March 1, 2006, the Company has leased additional laboratory and office space in a facility adjacent to its Bothell, Washington headquarters. This lease is scheduled to expire in February 2016 and has a five-year renewal option. This new lease adds approximately $5.5 million to the total future minimum operating lease payments of $19.3 million reported as of December 31, 2005 in the table above.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contingencies — Legal Proceedings
      The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 12 —	Contractual Agreements
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
      In December 2003, the Company filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the filing of the Company’s ANDA for the product. To date, the FDA also has conducted a successful Pre-Approval Inspection (“PAI”) of both of the Company’s intranasal spray manufacturing facilities. The Company believes the successful PAIs were significant milestones in the approval process for the product. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as filed prior to additional studies for safety and bioequivalence. On October 13, 2005, the Company filed a response requesting that FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. The Company believes that this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over the Company’s ANDA for its generic calcitonin-salmon intranasal spray which prevents the Company from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringe’s on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. The Company is unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time the Company is not able to determine whether or not the citizen’s petition will delay the FDA’s approval of the Company’s ANDA, nor can the Company determine when, if at all, Apotex will commence marketing its product.
      Questcor — In June 2003, the Company completed the sale of certain assets relating to its Nascobal brand products, including the Nascobal (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor. The Company filed a New Drug Application (“NDA”) of a nasal spray product configuration of Nascobal in 2003 and will continue to prosecute the pending U.S. patents for the Nascobal nasal spray product on behalf of Questcor. The Company recognized a gain of approximately $4.2 million on the sale of the assets in 2003. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the date of the sale, approximately $1 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal nasal spray product was deferred and recognized later in 2003 as revenue.
      Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million in September 2003 and approximately $2.2 million in December 2003. In connection with the sale, the Company paid in full a $6.9 million promissory note and accrued interest of $110,000 due to the company that Nastech had acquired Nascobal from, which such

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company subsequently released its security interest in Nascobal assets. Questcor has also agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal nasal spray product. FDA approval for the Nascobal nasal spray product was granted in January 2005, and the $2.0 million payment due upon this milestone was received from Questcor in February 2005.
      In connection with the sale, Questcor and the Company entered into an agreement (the “Security Agreement”) pursuant to which Questcor granted the Company a collateral interest in all the assets related to the Nascobal (Cyanocobalamin USP) nasal gel acquired by Questcor.
      Under the terms of a supply agreement between the parties, subject to certain limitations, the Company is obligated to manufacture and supply all of Questcor’s requirements and Questcor is obligated to purchase from the Company all of its requirements, for the Nascobal nasal gel and, upon FDA approval, the Nascobal nasal spray. During the years ended December 31, 2003 and December 31, 2004, and December 31, 2005, the Company recognized approximately $300,000, $300,000 and $33,000, respectively, of product revenue related to the supply agreement.
      Questcor assignment to QOL Medical, LLC — On October 17, 2005, with the consent of the Company, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL Medical, LLC (“QOL”). The Company received $2.0 million from Questcor on October 19, 2005 in consideration for its consent to the assignment and in connection with the Company entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement.
      Alnylam Pharmaceuticals, Inc. — On July 20, 2005, the Company announced that it had acquired an exclusive InterfeRxtm license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic respiratory diseases. Under the agreement, Alnylam received an initial license fee from the Company and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. The initial license fee was expensed as research and development expenses by the Company in 2005.
      Pharmacia — In January 2003, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Pharmacia, under which the Company reacquired all rights to the intranasal apomorphine product that was the subject of the collaboration and license agreement that the Company and Pharmacia entered into in February 2002 (the “Pharmacia Agreement”). The Divestiture Agreement was the result of the Federal Trade Commission’s (“FTC”) consideration of the merger between Pfizer Inc. and Pharmacia (the “Pfizer-Pharmacia Merger”). The divestiture was intended to address concerns of the FTC’s staff that the Pfizer-Pharmacia Merger could inhibit innovation and competition in the sexual dysfunction marketplace. In April 2003, the Pfizer-Pharmacia Merger closed. Effective upon the closing, the existing Pharmacia Agreement and the related Supply Agreement were terminated and the Company reacquired from Pharmacia all product and intellectual property (“IP”) rights granted to Pharmacia under the Pharmacia Agreement. In addition, Pharmacia granted the Company an exclusive, royalty-free license to utilize, for the treatment of human sexual dysfunction, any Pharmacia patents and know-how that relate to the intranasal apomorphine product currently under development and transferred to the Company all information relating to the development, commercialization, and marketing of this product. Also effective upon the closing of the Pfizer-Pharmacia Merger, Pharmacia and Pfizer covenanted not to sue the Company for infringement of certain patents by reason of its development or commercialization of the current product, or in certain instances, other intranasal apomorphine products, for human sexual dysfunction.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the terms of the Pharmacia Agreement, Pharmacia had received exclusive, worldwide rights to develop and market intranasal apomorphine for the treatment of male and female sexual dysfunction and had agreed to manage and fund all future development in these indications. The Company received $5.0 million for transfer of the apomorphine Investigational New Drug application to Pharmacia in 2002, which was deferred and amortized over the estimated development period. In 2003, the Company recognized all remaining deferred revenue from the license fee in the amount of $3.3 million due to the termination of the Pharmacia Agreement. The company also recognized $11,000 in research and development reimbursements from Pharmacia in 2003.
      Merck — In September 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck, for the global development and commercialization of PYY Nasal Spray, the Company’s product for the treatment of obesity. The Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while the Company would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to the Company’s exercise of an option to co-promote the product in the United States. Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment was being amortized over the estimated development period, and has been recorded as deferred revenue in the accompanying balance sheet.
      The Agreements entered into with Merck in September 2004 for PYY were terminated on March 1, 2006. Under the agreement, Nastech will reacquire its rights in the PYY program. At this time, the Company intends to continue the clinical development of PYY either on its own or with a new collaboration partner. The unamortized balance of the $5 million initial payment will be recognized as revenue in the three-month period ended March 31, 2006.
      Thiakis Limited — In September 2004, the Company announced it acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of intranasal delivery of PYY and the use of glucagons-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, Nastech made an equity investment in and paid an initial license fee to Thiakis, Ltd. (“Thiakis”). The equity investment and initial license fee were expensed as research and development expenses by the Company in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes.
      Cytyc Corporation — In July 2003, the Company entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to the Company’s Mammary Aspirate Specimen Cytology Test Device. Under the terms of the agreement, the Company received a license fee, and has the potential to receive milestone payments and royalties in the future.

Note 13 —	Related Party Transactions
      Prior to 2005, the Company paid certain monthly expenses incurred by a company that is owned and controlled primarily by its CEO in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, during the years ended December 31, 2003 and 2004, the

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company paid rent of approximately $32,000 and $1,500, respectively. In January 2004, the Company entered into an agreement to sublet this facility to a third party through May 2004, the remaining term of the lease, after which there were no further obligations of the Company relating to this transaction.
      From 1999 until 2002, the Company provided split-dollar life insurance for its former Chairman of the Board of Directors (currently a director) in consideration for services provided and in lieu of cash remuneration. At the end of 15 years, the premiums the Company paid were to be repaid, with such repayment secured by the Company’s collateral interest in the insurance policy. In January 2004, the Company and the director entered into a termination agreement whereby the Company has no future obligations with respect to the split-dollar life agreement, the Company has no right to any of the cash surrender value or proceeds of the life insurance policy and the Company will forego any existing accounts receivable it has recorded related to the Company’s interest in the life insurance policy through the split-dollar life agreement. In 2003, the Company expensed approximately $54,000 which had been recorded as a receivable for the split-dollar life agreement.
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

Note 14 —	Subsequent Events
      P&G: On January 27, 2006, the Company entered into a Product Development and License Agreement with P&G to develop and commercialize the Company’s PTH(1-34) nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34) nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, the Company has granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, and the potential for future milestone payments and royalties on product sales.
      Payments include a $10 million initial payment upon execution of the agreement and the potential for additional milestone payments of up to $22 million in the first year. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, the Company is eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
      The Company and P&G will jointly develop PTH(1-34) nasal spray with P&G and will reimburse the Company for any development activities performed by the Company under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval. The Company will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. If a supply agreement is reached between the companies, the Company will be responsible for all manufacturing of the intranasal PTH(1-34) and will supply commercial product to P&G. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34) nasal spray.
      Galenea: On February 17, 2006 the Company acquired the RNAi IP estate and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respiratory diseases. The Company also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, the Company has assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which is an urgent global concern. This program complements the Company’s current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.
      Merck: The strategic collaboration that it entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Under the agreement, Nastech will reacquire its rights in the PYY program. At this time, the Company intends to continue the clinical development of PYY either on its own or with a new collaboration partner. Although the results of any research conducted by Merck remain confidential and the Company is not permitted to disclose the results of any clinical trials at this time, to date the Company continues to believe that PYY may be a viable product candidate for a commercial therapeutic for the treatment of obesity.

Note 15 —	Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2004 Quarter Ended	2004	2004	2004	2004

Total revenues	$148	$45	$203	$1,451
Operating expenses	(7,751)	(7,485)	(7,730)	(7,372)
Net loss	(7,644)	(7,491)	(7,555)	(5,919)
Loss per share — Basic and Diluted	$(0.64)	$(0.62)	$(0.57)	$(0.41)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2005 Quarter Ended	2005	2005	2005	2005

Total revenues	$3,330	$1,602	$1,223	$1,294
Operating expenses	(9,716)	(10,292)	(10,463)	(10,779)
Net loss	(6,087)	(8,344)	(8,814)	(8,918)
Loss per share — Basic and Diluted	$(0.34)	$(0.47)	$(0.46)	$(0.44)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
      (b) Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.
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
      Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005.
      (d) Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The independent registered public accounting firm of KPMG LLP has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This report appears on page 57 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 8, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 8, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 8, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 8, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 8, 2006.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements and Financial Statement Schedule
      The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Form 10-K.
      (a)(3) Exhibits
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 15, 2006.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay, M.D., Ph.D.

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.

Signature	Title

/s/ Steven C. Quay, M.D., Ph.D. Steven C. Quay, M.D., Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Philip C. Ranker Philip C. Ranker	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Bruce R. York Bruce R. York	Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

/s/ Susan B. Bayh Susan B. Bayh	Director

/s/ J. Carter Beese, Jr. J. Carter Beese, Jr.	Director

/s/ Dr. Alexander D. Cross Dr. Alexander D. Cross	Director

/s/ Dr. Ian R. Ferrier Dr. Ian R. Ferrier	Director

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director

/s/ Leslie D. Michelson Leslie D. Michelson	Director

/s/ John V. Pollock John V. Pollock	Director

/s/ Gerald T. Stanewick Gerald T. Stanewick	Director

/s/ Bruce R. Thaw Bruce R. Thaw	Director

/s/ Devin N. Wenig Devin N. Wenig	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc.(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2006 and incorporated herein by reference).(1)

10.7	Amended and Restated Employment Agreement, dated May 2, 2002, with Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.8	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.9	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.10	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.11	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 and incorporated herein by reference).

10.12	Agreement, Release and Waiver dated September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference).

10.13	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.14	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.15	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan.(2)

10.19	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.20	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan.(2)

10.21	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.22	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.23	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.24	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan.(2)

10.25	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.26	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.27	Non-Qualified Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.28	Amendments to Certain Grant Agreements effective as of July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.29	Stock option agreement with Gregory L. Weaver (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.30	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.31	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.32	Stock Option Agreement dated as of August 25, 2004 between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.33	Restricted Stock Grant Agreement effective August 25, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.34	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.35	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (filed as Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.36	Restricted Stock Grant Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.37	Incentive Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.38	Non-Qualified Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.39	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.40	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D.(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.41	Restricted Stock Grant Agreement effective December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.42	Stock Option Agreement dated as of December 16, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.43	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.44	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.45	Restricted Stock Grant Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.46	Stock Option Agreement dated as of October 5, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.47	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.48	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.49	Restricted Stock Grant Agreement effective as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.50	Incentive Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.51	Non-Qualified Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.52	Restricted Stock Grant Agreement effective August 11, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.53	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.54	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.55	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.56	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.57	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

Exhibit
No.	Description

10.58	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.59	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.60	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.61	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.62	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.63	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.64	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.65	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference)(1)

10.66	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference).(1)

10.67	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

23.1	Consent of KPMG LLP, independent registered public accounting firm.(2)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.