Form 10-Q
period 2006-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2006-05-03
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
April 21, 2006	Common stock — $0.006 par value	21,703,105

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
Items 1, 1A, 3, 4, and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,769	$21,254
Restricted cash and short term investments	998	1,498
Short term investments	32,142	40,207
Accounts receivable	189	1,548
Inventories	2,733	2,777
Prepaid expenses and other current assets	1,545	1,646

Total current assets	64,376	68,930
Property and equipment, net	8,173	8,949
Security deposits and other assets	404	431

Total assets	$72,953	$78,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,944	$2,097
Accrued payroll and employee benefits	1,740	1,159
Accrued expenses	474	568
Capital lease obligations — current portion	2,431	2,479
Deferred revenue — current portion	1,589	4,937

Total current liabilities	9,178	11,240
Capital lease obligations, net of current portion	3,170	3,341
Deferred revenue, net of current portion	4,250	6,418
Other liabilities	788	868

Total liabilities	17,386	21,867

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 20,750,477 and 21,672,243 shares outstanding at December 31, 2005 and March 31, 2006, respectively	124	130
Additional paid-in capital	176,068	179,860
Deferred compensation	(4,902)	—
Accumulated deficit	(115,616)	(123,463)
Accumulated other comprehensive loss	(107)	(84)

Total stockholders’ equity	55,567	56,443

Total liabilities and stockholders’ equity	$72,953	$78,310

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2005	2006
Revenues
Product revenue, net	—	$419
License and research fees	$3,330	6,299

Total revenue	$3,330	$6,718

Operating expenses:
Cost of product revenue	—	239
Research and development	7,231	11,801
Sales and marketing	324	395
General and administrative	2,161	2,951

Total operating expenses	9,716	15,386

Loss from operations	(6,386)	(8,668)
Other income (expense):
Interest income	409	638
Interest expense	(120)	(118)
Other income and expense, net	10	10

Loss before change in accounting principle	$(6,087)	$(8,138)
Cumulative effect of change in accounting principle	—	291

Net Loss	$(6,087)	$(7,847)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle	$(0.34)	$(0.39)
Cumulative effect of change in accounting principle	—	0.01

Net loss per common share — basic and diluted	$(0.34)	$(0.38)

Shares used in computing net loss per share — basic and diluted	17,751	20,689

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2006
(Unaudited)
(In Thousands, Except Share Data)

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Loss	Equity
Balance December 31, 2005	20,750,477	$124	$176,068	$(115,616)	$(4,902)	$(107)	$55,567
Proceeds from the exercise of options and warrants	857,450	5	7,786	—	—	—	7,791
Compensation related to restricted stock	64,316	1	547	—	—	—	548
Compensation related to stock options	—	—	652	—	—	—	652
Cumulative effect of change in accounting principle	—	—	(5,193)	—	4,902	—	(291)
Net loss	—	—	—	(7,847)	—	—	(7,847)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	23	23

Comprehensive loss	—	—	—	—	—	—	(7,824)

Balance March 31, 2006	21,672,243	$130	$179,860	$(123,463)	—	$(84)	$56,443

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2005	2006
Operating activities:
Net loss	$(6,087)	$(7,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	126	652
Non-cash compensation related to restricted stock	264	548
Depreciation and amortization of property and equipment	396	583
Gain on sale of property and equipment	2	1
Cumulative effect of change in accounting principle	—	(291)
Changes in assets and liabilities:
Accounts receivable	(825)	(1,359)
Inventories	(98)	(44)
Prepaid expenses and other assets	(109)	(128)
Accounts payable	1,083	(847)
Deferred revenue	(355)	5,516
Accrued expenses and other liabilities	(693)	(407)

Net cash used in operating activities	(6,296)	(3,622)

Investing activities:
Property and equipment acquisitions	(1,351)	(1,360)
Purchases of investments	(5,074)	(15,642)
Sales and maturities of investments	5,630	7,600

Net cash used in investing activities	(795)	(9,403)

Financing activities:
Change in restricted cash and short-term investments	8,001	(500)
Payments on notes payable	(8,352)	—
Borrowings under capital lease obligations	506	953
Payments on capital lease obligations	(346)	(734)
Proceeds from exercise of stock options	6	2,466
Proceeds from exercise of warrants	—	5,325

Net cash provided by (used in) financing activities	(185)	7,510

Net decrease in cash and cash equivalents	(7,276)	(5,515)
Cash and cash equivalents — beginning of period	25,797	26,769

Cash and cash equivalents — end of period	$18,521	$21,254

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$120	$118

Non-cash investing activity:
Change in unrealized loss on available-for-sale securities	$(36)	$23

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2006 and March 31, 2005 (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Business
     Nastech Pharmaceutical Company Inc. (“Nastech”, or the “Company”) is a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on both of the Company’s proprietary molecular biology-based drug delivery technology for delivering both small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using this intranasal technology, the Company creates or utilizes novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
     The Company believes its intranasal drug delivery technology could potentially offer advantages over injectable routes for the administration of large molecules such as peptides and proteins. These advantages may include improved safety and clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, the Company believes its intranasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism. Although some of the Company’s product candidates use expertise outside this area, this technology is the foundation of its intranasal drug delivery platform and the Company is using it to develop commercial products with collaboration partners or, in select cases, the Company will internally develop, manufacture and commercialize the Company’s products.
     The Company’s RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are expressed in inflammation, viral respiratory infections and other diseases.
     The Company and its collaboration partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. As of March 31, 2006, the Company has 25 patents issued and 255 patent applications filed to protect its proprietary technologies.
     As of March 31, 2006, the Company has an accumulated deficit of approximately $123.5 million and expects to incur additional operating losses in the future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. During 2004, the Company received net proceeds of approximately $65.2 million from public offerings of its common stock pursuant to two shelf registration statements. During 2005, the Company received net proceeds of approximately $21.6 million from a public offering of its common stock pursuant to a shelf registration statement. At March 31, 2006, approximately $10.1 million is available on the Company’s remaining shelf registration statement. At March 31, 2006, the Company has cash, cash equivalents and short term investments of approximately $63.0 million, including approximately $1.5 million in restricted cash.
     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or for any future period.
Reclassifications
     Certain reclassifications have been made to the 2005 information to conform to the current period presentation including presentation of other income (expense).
Principles of Consolidation
     The consolidated financial statements include the financial statements of Nastech Pharmaceutical Company Inc. and its wholly-owned subsidiary, Atossa HealthCare Inc. (collectively, “the Company”). All inter-company balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition
     Most of the Company’s revenues are generated from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determine the appropriateness of separate units of accounting and allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.

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
Research and Development Costs
     All research and development (“R&D”) costs are charged to operations as incurred. The Company’s R&D expenses consist of costs incurred for internal and external R&D. These costs include direct and research-related overhead expenses. Clinical trial expenses, which are included in R&D expenses, represent obligations resulting from the Company’s contracts with various clinical research organizations in connection with conducting clinical trials for the Company’s product candidates. The Company recognizes expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. The Company believes that this method best approximates the efforts expended on a clinical trial with the expenses recorded. The Company adjusts its rate of clinical expense recognition if actual results differ from its estimates.
     When the Company acquires intellectual properties from others, the purchase price is allocated, as applicable, between In-Process Research and Development (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which the related products have not yet reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project of technology and discounting the net cash flows back to their present values. The discount rate used is determined at the acquisition date, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts recorded as IPR&D are charged to R&D expense upon acquisition.
Stock-based Compensation
     On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123R supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the three months ended March 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.
     The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
Net Loss per Common Share

     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options, unvested restricted stock and warrants at March 31, 2005 and 2006 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive. Outstanding warrants, employee stock options and unvested restricted stock totaled approximately 4.4 million and 3.7 million shares at March 31, 2005 and 2006, respectively.
Inventory
     At December 31, 2005 and March 31, 2006, net inventory balances were $2.7 million and $2.8 million and were composed of raw materials.
Recent Accounting Pronouncements
     In December 2004, the FASB released its revised standard, SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. The Company adopted the provisions of SFAS 123R beginning January 2006 using the modified prospective transition method. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow. The adoption of SFAS 123R requires the Company to value stock options granted prior to adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material. The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted. The impact from the Company’s adoption of SFAS 123R is further described in Note 2.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

     In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Under EITF 04-13, purchases and sales of inventory with the same counterparty should be considered a single nonmonetary transaction when transacted in contemplation of each other. Nonmonetary exchanges of inventory within the same line of business should be recognized at fair value when finished goods inventory is exchanged for the same or a different type of inventory within the same line of business. The EITF is effective for any transactions completed after March 15, 2006. Adoption of EITF 04-13 is not expected to have a significant impact on the Company’s financial position or results of operations.
     In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS123R for stock-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. The Company elected not to use this transition method to calculate its APIC pool at adoption of SFAS 123R.
     In November 2005, the FASB issued FASB Staff Position No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.
     In February 2006, the FASB issued FASB Staff Position SFAS No. 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP amends SFAS 123R for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on the Company’s financial statements or results of operations since the Company does not have such awards.
Note 2 — Stock-based compensation plans
     Effective January 1, 2006 the Company adopted SFAS 123R which establishes accounting for stock-based awards exchanged for employee services using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized over the requisite service period. Previously, the Company applied APB 25 and related Interpretations, as permitted by SFAS 123. The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     Determining Fair Value Under SFAS 123R
     Valuation and Amortization Method. The Company estimates the fair value of stock-based awards on the grant date using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
     Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company uses the simplified method prescribed under SAB 107 to determine the expected life based on the average of the vesting period(s) and the contractual life of the option. Stock options granted during the three months ended March 31, 2006 and 2005 vest one-third per year over three years and have contractual terms of ten years, resulting in an expected term of six years. Outstanding options granted prior to January 1, 2006 have vesting periods of one, three or four years.
     Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based solely on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the award.
     Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
     Expected Dividend Yield. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.
     Expected Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.
     A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended
	March 31,
	2005	2006
	(pro-forma)
Expected dividend yield	0%	0%
Risk free interest rate	3.9%	4.1%
Expected stock volatility	79%	74%
Expected option life	6 years	6 years
Weighted average fair value granted during period	$7.36	$10.39
Stock-based Compensation Under SFAS 123R
     The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123R for the three months ended March 31, 2006 which was incurred as follows (in thousands):

Three months ended
March 31, 2006
Stock-based compensation:
Sales and marketing	$45
General and administrative	675
Research and development	480

Total stock-based compensation	$1,200

     The weighted average grant-date fair value for options granted during the three months ended March 31, 2006 was $10.39. As of March 31, 2006, The Company had approximately $4.5 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.5 years.
     The following table presents the impact of the adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Three months ended March 31, 2006
	As Reported	If Reported
	Following FAS 123R	Following APB 25
Condensed consolidated statement of operations:
Net loss	$(7,847)	$(7,616)
Net loss per share
Basic and Diluted	$(0.38)	$(0.37)
Condensed consolidated statement of cash flows:
Net cash used in operating activities	$(3,622)	$(3,622)
Net cash provided by financing activities	7,510	7,510

Stock Option Activity
     At March 31, 2006, The Company had four stock option plans. As of March 31, 2006, under all of the Company’s plans, options to purchase an aggregate of 2.5 million shares were outstanding, and an additional 0.3 million shares were authorized for future grants under the plans. The Company generally issues new shares for option exercises unless treasury shares are available for issuance. The Company has no treasury shares as of March 31, 2006 and has no plans to purchase any in the next year.
     Options granted, exercised, canceled and expired under all of its stock option plans are summarized as follows (options and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding December 31, 2005	2,688	$12.92
Options granted	39	15.32
Options exercised	(197)	13.02
Options canceled	(7)	11.05
Options expired	—	—

Outstanding at March 31, 2006	2,523	$12.95	6.1 years	$13,436

Exercisable at March 31, 2006	1,654	$12.39	4.9 years	$9,986
     At March 31, 2006, approximately 1.7 million vested stock options were issued, outstanding and exercisable, and had a weighted-average exercise price of $12.39. The $13.4 million aggregate intrinsic value of stock options outstanding at March 31, 2006 is based on the $18.00 closing market price of the Company’s common stock on that date, and is calculated by aggregating the difference between $18.00 and the exercise price of each of the approximately 2.4 million outstanding vested and unvested stock options which have an exercise price less than $18.00. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $3.6 million, determined as of the date of exercise. The total fair value of options that vested and forfeited during the three months ended March 31, 2006 was approximately $0.9 million and $52,000, respectively.
     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercisable
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$5.62 - $9.99	419,896	2.9	$8.25	334,999	$8.03
$10.00 - $12.65	339,233	5.0	10.94	304,735	10.94
$12.94 - $12.94	800,000	6.1	12.94	800,000	12.94
$13.35 - $16.00	863,933	8.2	14.64	115,101	14.12
$25.00 - $25.00	100,000	6.1	25.00	100,000	25.00

Totals	2,523,062	6.1	$12.95	1,654,835	$12.39

Pro Forma Information
     Prior to 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. Stock- based compensation reflected in net loss in the three months ended March 31, 2005 related to restricted stock and to one 2002 below-market stock option grant and one 2002 consultant stock option grant, both of which fully vested in 2005. All other stock options granted had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for stock options granted in accordance with the method of SFAS 123R, net loss and basic and diluted net loss per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

Net loss as reported	$(6,087)
Add: Stock-based employee compensation included in the reported net loss	390
Deduct: Stock-based employee compensation, determined under fair value-based methods	(1,114)

Pro forma net loss	$(6,811)

Net Loss per share
Basic and diluted — as reported	$(0.34)
Basic and diluted — pro forma	$(0.38)
     Note 3 — Contractual Agreements
     Procter & Gamble (“P&G”): On January 27, 2006, the Company entered into a Product Development and License Agreement with P&G to develop and commercialize the Company’s PTH(1-34) nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34) nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, the Company has granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, and the potential for future milestone payments and royalties on product sales.
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
     The Company and P&G will jointly develop PTH(1-34) nasal spray and P&G will reimburse the Company for any development activities performed by the Company under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval. If a supply agreement is reached between the companies, the Company will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. The Company will also be responsible for manufacturing intranasal PTH(1-34) and will supply commercial product to P&G. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34) nasal spray.
     Galenea: In February 2006, the Company acquired the RNAi IP estate and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. The Company also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, the Company has assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which is an urgent global concern. This program complements the Company’s current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.

     Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use as set forth in Statement of Financial Accounting Standard No. 2, “Accounting for Research and Development Costs.” This charge has been included in research and development expense for the three months ended March 31, 2006. Additionally, approximately $0.1 million was allocated to purchased fixed assets to be depreciated over estimated useful lives.
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
     In December 2003, the Company filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the filing of the Company’s ANDA for the product. To date, the FDA also has conducted a successful Pre-Approval Inspection (“PAI”) of both of the Company’s intranasal spray manufacturing facilities. The Company believes the successful PAIs were significant milestones in the approval process for the product. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as filed prior to additional studies for safety and bioequivalence. On October 13, 2005, the Company filed a response requesting that FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. On March 15, 2006, the petitioner submitted an additional request to the FDA in response to the Company’s assertions in its October 13, 2005 submission to the FDA. The Company is in the process of preparing a response to the FDA with respect to the petitioner’s March 15, 2006 request and the Company continues to believe that this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over the Company’s ANDA for its generic calcitonin-salmon intranasal spray which prevents the Company from marketing its product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. The Company is unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time the Company is not able to determine whether or not the citizen’s petition will delay the FDA’s approval of the Company’s ANDA, nor can the Company determine when, if at all, Apotex will commence marketing its product.
     Questcor — In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor. The Company filed a New Drug Application (“NDA”) of a nasal spray product configuration of Nascobal® in 2003 and was to continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of Questcor. The Company recognized a gain of approximately $4.2 million on the sale of the assets in 2003. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the date of the sale, approximately $1 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and recognized later in 2003 as revenue.
     Under the terms of the Asset Purchase Agreement, between the Company and Questcor, Questcor paid the Company $9 million at closing, $3 million in September 2003 and approximately $2.2 million in December 2003. In connection with the sale, the Company paid in full a $6.9 million promissory note and accrued interest of $110,000 due to the company that Nastech had acquired Nascobal® from, which such company subsequently released its security interest in Nascobal® assets. Questcor also agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005, and the $2.0 million payment due upon this milestone was received from Questcor in February 2005.
     In connection with the sale, Questcor and the Company entered into an agreement (the “Security Agreement”) pursuant to which Questcor granted the Company a collateral interest in all the assets related to the Nascobal® (Cyanocobalamin USP) nasal gel acquired by Questcor.
     Under the terms of a supply agreement between the parties, subject to certain limitations, the Company was obligated to manufacture and supply all of Questcor’s requirements and Questcor was obligated to purchase from the Company all of its requirements for Nascobal® nasal gel and spray.
     Questcor assignment to QOL Medical, LLC — On October 17, 2005, with the consent of the Company, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL Medical, LLC (“QOL”). The Company received $2.0 million from Questcor on October 19, 2005 in consideration for its consent to the assignment and in connection with the Company entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized on a straight-line basis over the five-year life of the QOL agreement.
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
     Merck — In September 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck, for the global development and commercialization of PYY Nasal Spray, the Company’s product for the treatment of obesity. The Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while the Company would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to the Company’s exercise of an option to co-promote the product in the United States. Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in the accompanying balance sheet.
     The Agreements entered into with Merck in September 2004 for PYY were terminated on March 1, 2006. Under the agreement, Nastech reacquired its rights in the PYY program. At this time, the Company intends to continue the clinical development of PYY either on its own or with a new collaboration partner. The unamortized balance of the $5 million initial payment, approximately $3.7 million, was recognized as revenue in the three-month period ended March 31, 2006.
Note 4 — Stockholders’ Equity
     Common Stock Offerings — In a 2001 private offering, the Company granted warrants to purchase 68,000 shares of its common stock at any time prior to May 11, 2005, at an exercise price of $7.50 per share of common stock. As of December 31, 2005, all 68,000 warrants relating to this private placement have been exercised. In connection with such private placement, the Company granted additional warrants to purchase 595,155 shares of its common stock, of which 430,062 warrants were exercisable at any time prior to March

22, 2006 and 165,093 warrants were exercisable at any time prior to May 11, 2006, at an exercise price of $6.34 per share. As of March 31, 2006, 566,053 warrants issued in connection with these private placements have been exercised.
     In September 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock and one five year warrant convertible into 0.35 common shares, to certain accredited investors in a private placement transaction for an aggregate purchase price of $11 million, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average stock price for the 10 days prior to the completion of the private placement transaction. The warrants are exercisable for 529,574 shares of common stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants expire in September 2008. At March 31, 2006, 337,001 warrants issued in connection with this private placement have been exercised.
     In June 2004, the Company completed the sale of 1,136,364 shares of its common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested in December 2004, and are exercisable until June 2009. At March 31, 2006, no warrants issued in connection with this private placement have been exercised.
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
     Warrants — Additional information on warrants for the Company’s common stock is as follows:

	Exercise Price of Warrants
				Total
	$6.34	$11.09	$14.40	Warrants
Warrants outstanding at December 31, 2005	458,395	433,288	511,364	1,403,047
Exercised during the three months ended March 31, 2006	(429,293)	(240,715)	—	(670,008)

Warrants outstanding at March 31, 2006	29,102	192,573	511,364	733,039

Warrants expiring in May 2006	29,102	—	—	29,102
Warrants expiring in September 2008	—	192,573	—	192,573
Warrants expiring in June 2009	—	—	511,364	511,364
     Restricted Stock Awards — Pursuant to restricted stock awards granted under the Company’s 2004 Plan, the Company has issued shares of restricted stock to certain employees and members of the board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Additional information on restricted shares is as follows:

	Three Months Ended March 31,
	2005	2006
Unvested restricted shares outstanding, beginning of period	145,620	444,322
Restricted shares issued	41,321	71,311
Restricted shares forfeited	(6,800)	(6,995)
Restricted shares vested	—	(12,429)

Unvested restricted shares outstanding, end of period	180,141	496,209

Non-cash restricted stock compensation expense, net of forfeitures	$264,000	$548,000

Average award price during period	$10.90	$16.82

     Shelf Registration Statement — At March 31, 2006, the Company had one effective shelf registration statement on Form S-3. In December 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. The balance remaining on this shelf registration at March 31, 2006 is approximately $10.1 million. A shelf registration statement enables the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.
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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.
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
     We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of March 31, 2006, we had 25 patents issued and 255 patent applications filed to protect our proprietary technologies.
     As of March 31, 2006, we had an accumulated deficit of $123.5 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As discussed elsewhere, in February 2006, we received a $10.0 million license fee from P&G, and expect to receive additional milestone payments in 2006 from them under the February 2006 P&G license agreement. Further, as discussed elsewhere, the collaborative agreement with Merck was terminated on March 1, 2006 with Nastech reacquiring its rights in the PYY program.
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
     PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth is the same active ingredient that is being marketed as an injectable product, Forteo® by Eli Lilly and Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and as of March 31, 2006 have filed ten U.S. patent applications containing an aggregate of 317 claims, and one Patent Cooperation Treaty (“PCT”) Application.
     We launched the clinical program for PTH(1-34) intranasal spray in 2004 and have completed four Phase I clinical trials. In March 2005, we met with the FDA at which time they advised us that, based on their current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) intranasal spray. The 505(b)(2) pathway is a regulatory pathway for certain drugs that are already approved and on the market, but for which a change in dose, a change in indication, or a change in delivery route is being pursued. Through the 505(b)(2) process, the FDA can use their administrative findings of safety and efficacy of another sponsor’s NDA, in this case, Forteo®, to allow us to conduct a limited pre-clinical and clinical program, which we believe will shorten the timeline for the achievement of full commercialization and reduce the cost for developing the program. Once we submit our 505(b)(2) application, the FDA will review it as it does any other application.
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
     In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a generic calcitonin-salmon intranasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted our ANDA for the product for review. To date, the FDA has conducted Pre-Approval Inspections (“PAIs”) of both of our intranasal spray manufacturing facilities and recommended that, upon final approval, the facilities can both make commercial product. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as submitted prior to additional studies for safety and bioequivalence. On October 13, 2005, we filed a response requesting that FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. On March 15, 2006, the petitioner submitted an additional request to the FDA in response to our assertions in our October 13, 2005 submission to the FDA. We are in the process of preparing a response to the FDA with respect to the petitioner’s March 15, 2006 request and we continue to believe that this citizen’s petition is an effort to delay the introduction of a generic product in this field. We believe that this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its intranasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon intranasal spray and which prevents us from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s intranasal salmon-calcitonin product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time we are not able to determine whether or not the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine when, if at all, Apotex will commence marketing its product.
     Merck Partnership
     The strategic collaboration that we entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Under the agreement, Nastech reacquired its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner
     RNAi Technology and Intellectual Property Acquisitions
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
     Galenea Corp./ MIT. We have expanded our RNAi pipeline by initiating an RNAi therapeutics program targeting influenza and respiratory diseases. In connection with this new program, in February 2006 we acquired the RNAi IP estate and other RNAi technologies from Galenea. The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we have assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offer potentially effective treatments for a future influenza pandemic, which is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation, caused by excess TNF-alpha production.
     The lead siRNA product candidate licensed from Galenea, G00101, has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, have a reduced potential of drug resistance and is a novel approach to the development of new therapies against influenza viruses. We believe G00101 represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi, although there can be no assurance that clinical trials will be successful or that our research efforts with respect to G00101 or other siRNA targeting sequences will lead to commercial products. G00101 can be administered by inhalation to maximize delivery to the lung epithelium and has the potential to be delivered to the nasal cavity using our tight junction modulation technology to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic.
     Recent Financings
     As of March 31, 2006, we had approximately $63.0 million in cash, cash equivalents and short-term investments, including approximately $1.5 million in restricted cash and short-term investments. We believe, although there can be no assurance, that our current cash position, together with expected revenues and proceeds from warrant exercises provide us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At March 31, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. In August 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At March 31, 2006, no shares remain available on this shelf registration statement.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, inventory reserves, asset impairments, requirements for and computation of allowances for doubtful accounts, allowances for product returns, expense accruals and goodwill valuation. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments which are difficult or subjective.

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
     Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123R supersedes previous accounting under

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the three months ended March 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.
     The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     Upon adoption of SFAS 123R we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material. Our stock-based compensation philosophy did not change with the adoption of SFAS 123R. Since mid-2004, we have granted options and restricted stock to executive management and directors, and restricted stock to employees. There was no acceleration of vesting associated with the adoption of SFAS 123R. Our total unamortized compensation cost related to unvested stock options was approximately $4.5 million at March 31, 2006, and we expect to recognize this cost over a weighted average period of approximately 1.5 years.
     Income Taxes
     A critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods. To the extent we achieve profitability such deferred tax allowance would be reversed.
     Research and Development Costs
     All research and development (“R&D”) costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external R&D. These costs include direct and research-related overhead expenses. Clinical trial expenses, which are included in R&D expenses, represent obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates.
     When we acquire intellectual properties from others, the purchase price is allocated, as applicable, between In-Process Research and Development (“IPR&D”), other identifiable intangible assets and net tangible assets. Our policy defines IPR&D as the value assigned to those projects for which the related products have not yet reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project of technology and discounting the net cash flows back to their present values. The discount rate used is determined at the acquisition date, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts recorded as IPR&D are charged to R&D expense upon acquisition.
Results of Operations
Revenue and cost of revenue
     Our revenue consists of product sales and license and research fees. Revenue totaled approximately $6.7 million for the three months ended March 31, 2006, an increase of approximately $3.4 million over the prior year period. The increase is due primarily to the recognition of current period research and development fees, recognition of approximately $3.7 million in deferred license fees as a result of the termination of our collaboration with Merck, and recognition of other fees received from other collaborative partners over the estimated remaining development periods, including a portion of the $10.0 million received as a result of our collaboration agreement with P&G in the three months ended March 31, 2006. Estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control. We recognized a $2.0 million payment from Questcor relating to the FDA approval of our Nascobal® nasal spray product in the 2005 period.
     Our product revenue consists of sales of Nascobal® nasal gel and nasal spray. During the three-month periods ended March 31, 2006 and 2005, we recognized approximately $400,000 and zero of product revenue, respectively. During the interim period ended March 31, 2005, we did not produce or ship any Nascobal® nasal gel or nasal spray under the supply agreement with Questcor. Effective in October 2005, the distribution of our Nascobal® nasal gel and spray products has been transferred from Questcor to QOL. During the interim period ended March 31, 2006, we shipped two production lots of Nascobal® nasal spray, one production lot of Nascobal® nasal gel, and a bulk inventory sale of production vials under the supply agreement with QOL. Cost of product revenue as a percent of product revenue was approximately 57% for the three months ended March 31, 2006. We expect to receive continued product revenue under the QOL supply agreement. Additional information on our revenue is as follows:

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Product revenue	$—	$419
License and research fees:
Questcor FDA approval milestone payment	2,000	—
Revenue recognized under the terminated Merck agreements	—	3,741
Revenue recognized under the P&G agreement	—	1,389
Other license and research fees	1,330	1,169

License and research fees, total	3,330	6,299

Total revenue	$3,330	$6,718

Dollar increase		$3,388
Percentage increase		100%

Research and development
     Research and development expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside service, laboratory supplies, facilities costs, FDA filing fees, other costs and, in 2006 purchased In-Process Research and Development expenses (“IPR&D”). Excluding purchased IPR&D, research and development expense by project as a percentage of total research and development project expense, and total research and development expense, are as follows:

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Peptide YY	9%	5%
Calcitonin	31%	10%
Tight Junctions and RNAi	17%	18%
PTH(1-34)	10%	27%
Influenza	—%	6%
Other R&D projects (1)	33%	34%

	100%	100%

Total R&D expense	$7,231	$7,707 (2)
Dollar increase		476
Percentage increase		7%

(1)	Other research and development projects include our excipient projects, feasibility projects, insulin, oral abuse-resistant opioid, morphine gluconate and other projects.

(2)	Excludes purchased in-process R&D from Galenea of approximately $4.1 million in the three months ended March 31, 2006. We believe that presenting R&D expense without the Galena transaction allows for better comparability between periods given the significance of the amount relative to total R&D expense.
     The 7% increase in research and development expense (excluding purchased in-process R&D) in the three-month period ending March 31, 2006 compared to the same period in 2005 resulted primarily from the following:
▪	Personnel-related expenses increased by approximately 52% to $4.4 million compared to $2.9 million in the prior year period due to an increase in headcount in support of our research and development programs. R&D headcount increased from 86 at March 31, 2005 to 120 at March 31, 2006.

▪	Costs of clinical trials, consulting, outside services and laboratory supplies decreased by approximately 41% to $1.7 million compared to $2.9 million in the prior year period due primarily to the timing of our pre-clinical and clinical programs for PTH(1-34), PYY, calcitonin, and RNAi. The 2005 period included significant trial expenses for calcitonin.

▪	Facilities and equipment costs increased approximately 17% to $1.4 million from $1.2 million in the prior year period due to rent and related expenses on additional space leased and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

▪	Research and development administrative expenses were relatively flat at approximately $0.2 million in the each period.
     Purchased in-process R&D expenses, excluded from the table above but included in total research and development expense, were approximately $4.1 million in the current period compared to zero in the prior year period and related to purchased in-process research and development costs from Galenea Corp. in the field of RNAi related to influenza.

     We expect a continued increase in research and development expense from the amounts presented in the table above which exclude purchased IPR&D expenses in the foreseeable future as we continue to expand our research and development activities. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, but the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study.
     None of our current product candidates utilizing our intranasal drug delivery technology has received FDA or foreign regulatory marketing approval, except Nascobal® nasal gel and nasal spray. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with any degree of certainty how such collaboration arrangements will affect our development spending or capital requirements.
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
Sales and marketing
     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Total sales and marketing expense	$324	$395
Dollar increase		71
Percentage increase		22%
     The increase in the three-month period ended March 31, 2006 over the same periods in 2005 resulted primarily from increased business development personnel costs and increases in spending on market research, conference related activities and business development efforts. We expect sales and marketing costs, which includes business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.
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

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Total general and administrative expense	$2,161	$2,951
Dollar increase		790
Percentage increase		37%
     The $0.8 million increase in the three-month period ended March 31, 2006 from the same period in 2005 was due primarily to higher spending on legal fees on patents and collaborations, increased compensation-related expenses related to the hiring of additional personnel supporting R&D and compliance activities, non-cash depreciation and stock compensation expense related to general and administrative activities. Of the $0.8 million increase from the prior year period, $0.4 million relates to an increase in non-cash stock compensation. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.
Interest Income
     The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Interest income	$409	$638
Average funds available for investment	$66,000	$60,600
Average interest rate, annualized	2.4%	4.2%
     The increase in interest income in the three-month period ended March 31, 2006 over the same period in 2005 was due primarily to increases in prevailing market interest rates, partially offset by lower average balances available for investment in the current year period.
Interest Expense
     We incur interest expense on our capital leases and, formerly, on notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate earned:

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Interest expense	$120	$118
Average borrowings under capital leases and notes payable	$7,400	$5,500
Average interest rate, annualized	6.5%	8.6%

     Interest expense in the three-month period ended March 31, 2006 compared to the same period in 2005 was approximately equal, due to an overall reduction in borrowings partially offset by higher average borrowing rates. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of December 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 3.3% per annum. In February 2005, the Wells Fargo note was paid off in full and canceled. As a result of this note repayment, our average loan balances have decreased when comparing the current year period to the prior year period. Interest rates on outstanding borrowings under the GE Capital leases range from approximately 8% to approximately 10%.
Liquidity and Capital Resources
Cash Requirements
     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $123.5 million as of March 31, 2006, and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
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
     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At March 31, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC in October 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. On August 30, 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At March 31, 2006, the amount remaining available on this shelf registration statement was zero.

     In the three months ended March 31, 2006, we received approximately $5.3 million from the exercise of common stock warrants and approximately $2.5 million from the exercise of common stock options.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10 million in February 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. The arrangement includes the potential for additional milestone payments of up to $22 million during the remainder of 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under our agreement with P&G, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment was being amortized over the estimated development period until the collaboration with Merck for PYY was terminated on March 1, 2006, at which time the balance of the unamortized license payment was recognized as revenue. Under the agreement, Nastech reacquired its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner. Although the results of any research conducted by Merck remain confidential and we are not permitted to disclose the results of any clinical trials at this time, we continue to believe that PYY may be a viable product candidate for a commercial therapeutic for the treatment of obesity.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment in October 2004 which was amortized over the estimated development period. We expect in the future to receive additional revenue from Par Pharmaceutical in the form of milestone payments, product transfer payments for manufactured product and profit sharing upon commercialization of generic calcitonin-salmon intranasal spray. However, we cannot estimate when or if these additional revenue streams will commence, and there can be no assurance that such revenues will ever be generated.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2 million from Questcor upon FDA approval of a New Drug Application for the Nascobal® nasal spray product. On October 17, 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL. We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with us entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.
Total sources and uses of cash for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Cash used in operating activities	$(6,296)	$(3,622)
Cash used in investing activities	(795)	(9,403)
Cash provided by (used in) financing activities	(185)	7,510

Net decrease in cash and cash equivalents	$(7,276)	$(5,515)

     Our operating activities used cash of $3.6 million in the first three months of 2006 compared to $6.3 million in the first three months of 2005. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. Deferred revenue provided approximately $5.5 million in operating cash in the current period, compared to using approximately $0.4 million in the prior year period due to the receipt of $10 million from P&G. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.
     Our investing activities used cash of $9.4 million in the first three months of 2006 compared to providing $0.8 million in the first three months of 2005. Changes in cash from investing activities are due primarily to purchases of short-term investments, net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.
     Our financing activities provided cash of $7.5 million in the first three months of 2006 compared to using cash of $0.2 million in the first three months of 2005. Cash provided in the 2006 period primarily resulted from proceeds from the exercise of common stock options of approximately $2.5 million and common stock warrants of approximately $5.3 million. During the three months ended March 31, 2005, we repaid approximately $8.4 million on our Revolving Line of Credit and terminated the facility, and we drew down approximately $0.5 million on a capital lease facility. As a result of the loan payoff in the 2005 period, our restricted cash balance decreased by $8.0 million.
     Liquidity
     We had a working capital (current assets minus current liabilities) surplus of $57.7 million as of March 31, 2006 and $55.2 million as of December 31, 2005. As of March 31, 2006, we had approximately $63.0 million in cash, cash-equivalents and short-term investments, including approximately $1.5 million in restricted cash and short-term investments. We believe, although there can be no assurance, that our current cash position, together with expected revenues and proceeds from warrant exercises provide us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of March 31, 2006, we had unused capital lease credit lines of approximately $6.5 million out of total available credit lines of approximately $7.5 million expiring December 31, 2006, available for use in financing equipment and leasehold assets.
     Contractual Obligations
     Our contractual obligations have changed since December 31, 2005 to March 31, 2006 as follows:
•	At March 31, 2006 our operating lease obligations increased to approximately $24.4 million (through February 2016) from approximately $19.3 million at December 31, 2005. This is due to one new facility lease adding approximately $5.5 million in rental payments through February 2016, partially offset by approximately $0.4 million in rents paid during the three months ended March 31, 2005;

•	Our capital lease obligations increased by approximately $0.2 million to approximately $5.8 million (including future interest payments) at March 31, 2006 due to approximately $1.0 million in new leases funded offset by payments made during the three months ended March 31, 2006; and

•	Our purchase obligations increased by approximately $1.0 million from approximately $0.6 million to approximately $1.6 million at March 31, 2006 due to purchase order activity (primarily for PTH(1-34)) during the three months ended March 31, 2006.
Off-Balance Sheet Arrangements
     As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 5, 2005, also invested in high quality corporate issues (Standard & Poors double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at March 31, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $500,000 to interest income on an annual basis.
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
     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES
Warrants. During the period March 10, 2006 through and as of April 14, 2006, the Company issued 118,850 shares of common stock to three holders of common stock warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants were originally issued in private offerings pursuant to Section 4(2) of the Securities Act and the holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and the Company has registered the resale of such shares under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in the Company’s periodic reports. Of the total Warrants exercised, 96,286 were exercisable for an equal number of shares of common stock at an exercise price of $11.09 per share and 22,564 were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share. Proceeds from the warrant exercises will be used for general corporate purposes, including without limitation the preparation and filing of new drug applications, preclinical and clinical trials, research and development and general working capital.
ITEM 6 – EXHIBITS
The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 3, 2006.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive
Officer

By:	/s/ Philip C. Ranker

Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc.(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2006 and incorporated herein by reference).(1)

10.7	Amended and Restated Employment Agreement, dated May 2, 2002, with Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit
No.	Description

10.8	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.9	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference)

10.10	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.11	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.12	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.13	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.14	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.15	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.17	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.18	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.19	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.20	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.21	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.22	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.23	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.24	Non-Qualified Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.25	Amendments to Certain Grant Agreements effective as of July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.26	Stock Option Agreement dated as of August 25, 2004 between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.27	Restricted Stock Grant Agreement effective August 25, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.28	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.29	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (filed as Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.30	Restricted Stock Grant Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.31	Incentive Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.32	Non-Qualified Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.33	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.34	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D.(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.35	Restricted Stock Grant Agreement effective December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.36	Stock Option Agreement dated as of December 16, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.37	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.38	Restricted Stock Grant Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

Exhibit
No.	Description

10.39	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.40	Stock Option Agreement dated as of October 5, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.41	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.42	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.43	Restricted Stock Grant Agreement effective as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.44	Incentive Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.45	Non-Qualified Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.46	Restricted Stock Grant Agreement effective August 11, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.47	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.48	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.49	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.50	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.51	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.52	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.53	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.54	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
No.	Description

10.55	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.56	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.57	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.58	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.59	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference)(1)

10.60	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference).(1)

10.61	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.