Form 10-Q
period 2006-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2006-08-02
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐            No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
July 25, 2006	Common stock — $0.006 par value	21,930,195

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY

Items 1, 3 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,769	$26,874
Restricted cash and short term investments	998	1,498
Short term investments	32,142	34,969
Accounts receivable	189	1,289
Inventories	2,733	2,744
Prepaid expenses and other current assets	1,545	1,445

Total current assets	64,376	68,819
Property and equipment, net	8,173	11,971
Security deposits and other assets	404	425

Total assets	$72,953	$81,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,944	$3,488
Accrued payroll and employee benefits	1,740	1,738
Accrued expenses	474	499
Capital lease obligations — current portion	2,431	2,678
Deferred revenue — current portion	1,589	4,116

Total current liabilities	9,178	12,519
Capital lease obligations, net of current portion	3,170	3,833
Deferred revenue, net of current portion	4,250	5,961
Other liabilities	788	1,043

Total liabilities	17,386	23,356

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 20,750,477 and 21,822,735 shares outstanding at December 31, 2005 and June 30, 2006, respectively	124	131
Additional paid-in capital	176,068	181,824
Deferred compensation	(4,902)	—
Accumulated deficit	(115,616)	(124,023)
Accumulated other comprehensive loss	(107)	(73)

Total stockholders’ equity	55,567	57,859

Total liabilities and stockholders’ equity	$72,953	$81,215

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues
Product revenue, net	—	$173	—	$592
License and research fees	$1,602	11,238	$4,932	17,537

Total revenue	1,602	$11,411	$4,932	$18,129
Operating expenses:
Cost of product revenue	—	62	—	301
Research and development	7,229	8,766	14,460	20,567
Sales and marketing	294	435	618	830
General and administrative	2,769	3,301	4,930	6,252

Total operating expenses	10,292	12,564	20,008	27,950

Loss from operations	(8,690)	(1,153)	(15,076)	(9,821)
Other income (expense):
Interest income	416	718	825	1,356
Interest expense	(70)	(125)	(190)	(243)
Other income and expense, net	—	—	10	10

Loss before change in accounting principle	(8,344)	(560)	(14,431)	(8,698)
Cumulative effect of change in accounting principle	—	—	—	291

Net Loss	$(8,344)	$(560)	$(14,431)	$(8,407)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle	$(0.47)	$(0.03)	$(0.81)	$(0.41)
Cumulative effect of change in accounting principle	—	—	—	0.01

Net loss per common share — basic and diluted	$(0.47)	$(0.03)	$(0.81)	$(0.40)

Shares used in computing net loss per share — basic and diluted	17,852	21,238	17,801	20,965
See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2006
(Unaudited)
(In Thousands, Except Share Data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Loss	Equity
Balance December 31, 2005	20,750,477	$124	$176,068	$(115,616)	$(4,902)	$(107)	$55,567
Proceeds from the exercise of options	244,304	2	2,872	—	—	—	2,874
Proceeds from the exercise of warrants	694,856	4	5,506	—	—	—	5,510
Compensation related to restricted stock	133,098	1	1,205	—	—	—	1,206
Compensation related to stock options	—	—	1,366	—	—	—	1,366
Cumulative effect of change in accounting principle	—	—	(5,193)	—	4,902	—	(291)
Net loss	—	—	—	(8,407)	—	—	(8,407)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	34	34

Comprehensive loss	—	—	—	(8,407)	—	34	(8,373)

Balance June 30, 2006	21,822,735	$131	$181,824	$(124,023)	—	$(73)	$57,859

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2005	2006
Operating activities:
Net loss	$(14,431)	$(8,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	243	1,366
Non-cash compensation related to restricted stock	514	1,206
Depreciation and amortization of property and equipment	829	1,210
Gain on sale of property and equipment	116	3
Cumulative effect of change in accounting principle	—	(291)
Changes in assets and liabilities:
Accounts receivable	(888)	(1,100)
Inventories	(256)	(11)
Prepaid expenses and other assets	(888)	79
Accounts payable	1,597	544
Deferred revenue	(986)	4,238
Accrued expenses and other liabilities	504	278

Net cash used in operating activities	(13,646)	(885)

Investing activities:
Property and equipment acquisitions	(2,536)	(5,011)
Purchases of investments	(72,814)	(37,443)
Sales and maturities of investments	72,569	34,650

Net cash used in investing activities	(2,781)	(7,804)

Financing activities:
Change in restricted cash and short-term investments	8,002	(500)
Payments on notes payable	(8,352)	—
Borrowings under capital lease obligations	1,699	2,355
Payments on capital lease obligations	(844)	(1,445)
Proceeds from exercise of stock options	1,203	2,874
Proceeds from exercise of warrants	—	5,510

Net cash provided by financing activities	1,708	8,794

Net decrease in cash and cash equivalents	(14,719)	105
Cash and cash equivalents — beginning of period	25,797	26,769

Cash and cash equivalents — end of period	$11,078	$26,874

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$191	$244

Non-cash investing activity:
Change in unrealized loss on available-for-sale securities	$(19)	$34

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2006 and June 30, 2005 (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Business
     Nastech Pharmaceutical Company Inc. (“Nastech”, or the “Company”) is a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on the Company’s proprietary molecular biology-based drug delivery technology for delivering both small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using this intranasal technology, the Company creates or utilizes novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
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
     The Company’s RNA interference (“RNAi”) therapeutic programs are targeted at both developing and delivering novel therapeutics using small interfering RNA (“siRNA”) to down-regulate the expression of certain disease causing proteins that are expressed in inflammation, viral respiratory infections and other diseases.
     The Company and its collaboration partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. As of June 30, 2006, the Company had 27 patents issued and 272 patent applications filed to protect its proprietary technologies.
     As of June 30, 2006, the Company had an accumulated deficit of approximately $124.0 million and expects to incur additional operating losses in the future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. During 2004, the Company received net proceeds of approximately $65.2 million from public offerings of its common stock pursuant to two shelf registration statements. During 2005, the Company received net proceeds of approximately $21.6 million from a public offering of its common stock pursuant to a shelf registration statement. At June 30, 2006, approximately $10.1 million is available on the Company’s remaining shelf registration statement. At June 30, 2006, the Company had cash, cash equivalents and short term investments of approximately $63.3 million, including approximately $1.5 million in restricted cash.
     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as may be supplemented or amended by our Quarterly Reports on Form 10-Q.
Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or for any future period.

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
     Product sales revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred under our contracts where there is no right of return.

Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continues to record a valuation allowance for the full amount of deferred tax assets since realization of such tax benefits is not considered to be more likely than not.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.
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

Net Loss per Common Share
     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options, unvested restricted stock and warrants at June 30, 2005 and 2006 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive. Outstanding warrants, employee stock options and unvested restricted stock totaled approximately 4.2 million and 3.8 million shares at June 30, 2005 and 2006, respectively.
Inventory
     At December 31, 2005 and June 30, 2006, net inventory balances were $2.7 million and $2.7 million and were composed of raw materials, consisting primarily of bottles, actuators and calcitonin-salmon active pharmaceutical ingredient for the Company’s calcitonin-salmon nasal spray that were acquired by the Company in furtherance of satisfying its supply obligations under its agreement with Par Pharmaceutical. For a discussion of the status of our collaboration with Par Pharmaceutical, See Note 3: Contractual Agreements – Par Pharmaceutical.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.
     In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Under EITF 04-13, purchases and sales of inventory with the same counterparty should be considered a single nonmonetary transaction when transacted in contemplation of each other. Nonmonetary exchanges of inventory within the same line of business should be recognized at fair value when finished goods inventory is exchanged for the same or a different type of inventory within the same line of business. The EITF was effective for any transactions completed after March 15, 2006. Adoption of EITF 04-13 did not have a significant impact on the Company’s financial position or results of operations.
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
     In November 2005, the FASB issued FASB Staff Position No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP was effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The adoption of this accounting principle did not have a significant impact on the Company’s financial position or results of operations.
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
     Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company uses the simplified method prescribed under SAB 107 to determine the expected life based on the average of the vesting period(s) and the contractual life of the option. Stock options granted during the three and six month periods ended June 30, 2006 have vesting periods of one or three years and contractual terms of ten years resulting in expected terms of five and one-half or six years, respectively. Stock options granted during the three and six months ended June 30, 2005 have vesting periods of three years and contractual terms of ten years, resulting in an expected term of six years. Options vesting over three years vest one-third on each annual anniversary date. Outstanding options granted prior to January 1, 2006 have vesting periods of one, three or four years.
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
     A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.9%	5.0%	4.0%	4.8%
Expected stock volatility	0.81	0.68	0.80	0.70
Expected option life	6 years	5.5 years	6 years	5.7 years
Weighted average fair value granted during period	$8.22	$8.42	$7.79	$9.05
Stock-based Compensation Under SFAS 123R
     The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123R for the three months ended June 30, 2006 which was incurred as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Stock-based compensation:
Research and development	$499	$978
Sales and marketing	75	120
General and administrative	798	1,474

Total stock-based compensation	$1,372	$2,572

     The weighted average grant-date fair value for options granted during the three and six month periods ended June 30, 2006 was $8.42 and $9.05. As of June 30, 2006, The Company had approximately $4.5 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.3 years.
     The following table presents the impact of the adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
	SFAS 123R	APB 25	SFAS 123R	APB 25
Condensed consolidated statement of operations:
Net loss	$(560)	$17	$(8,407)	$(7,599)
Net loss per share
Basic and Diluted	$(0.03)	$0.00	$(0.40)	$(0.36)
Condensed consolidated statement of cash flows:
Net cash used in operating activities	$2,737	$2,737	$(885)	$(885)
Net cash provided by financing activities	$1,284	$1,284	$8,794	$8,794
Stock Option Activity
     At June 30, 2006, The Company had four stock option plans including its 1990 Stock Option Plan under which no shares are available for future issuance. As of June 30, 2006, under all of the Company’s plans, options to purchase an aggregate of 2.6 million shares were outstanding, and an additional 1.1 million shares were authorized for future grants under the plans. The Company generally issues new shares for option exercises unless treasury shares are available for issuance. The Company has no treasury shares as of June 30, 2006 and has no plans to purchase any in the next year, however, the Company may accept the surrender of vested restricted shares from employees to cover tax requirements during trading window closures.
     Options granted, exercised, canceled and expired under all of its stock option plans are summarized as follows (options and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding December 31, 2005	2,688	$12.92
Options granted	124	13.98
Options exercised	(244)	12.16
Options canceled	(7)	11.05
Options expired	(2)	12.65

Outstanding at June 30, 2006	2,559	$13.05	6.1 years	$7,970

Exercisable at June 30, 2006	1,694	$12.58	4.9 years	$6,373
     At June 30, 2006, approximately 1.7 million vested stock options were issued, outstanding and exercisable with a weighted-average exercise price of $12.58 and approximately 0.9 million unvested stock options were issued and outstanding with a weighted average exercise price of $13.96. The $8.0 million aggregate intrinsic value of all stock options outstanding at June 30, 2006 is based on the $15.80 closing market price of the Company’s common stock on that date, and is calculated by aggregating the difference between $15.80 and the exercise price of each of the approximately 2.4 million outstanding vested and unvested stock options which have an exercise price less than $15.80. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was approximately $0.3 million and $1.3 million, determined as of the date of exercise. The total fair value of options that vested during the three and six month periods ended June 30, 2006 was approximately $0.8 million and $1.8 million, respectively. The total fair value of options that were forfeited during the three and six month periods ended June 30, 2006 was approximately $13,000 and $65,000, respectively.

     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$5.62 - $9.99	375,729	2.7	$8.23	293,532	$7.97
$10.00 - $12.43	334,833	4.8	10.94	308,335	10.95
$12.94 - $12.94	800,000	5.8	12.94	800,000	12.94
$13.35 - $16.00	948,433	8.1	14.53	192,201	14.30
$25.00 - $25.00	100,000	5.8	25.00	100,000	25.00

Totals	2,558,995	6.1	$13.05	1,694,068	$12.58

Pro Forma Information
     Prior to 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. Stock-based compensation reflected in net loss in the three and six month periods ended June 30, 2005 related to restricted stock and to one 2002 below-market stock option grant and one 2002 consultant stock option grant, both of which fully vested in 2005. All other stock options granted had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for stock options granted in accordance with the method of SFAS 123R, net loss and basic and diluted net loss per share for the three and six month periods ended June 30, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(8,344)	$(14,431)
Add: Stock-based employee compensation included in the reported net loss	367	757
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,252)	(2,366)

Pro forma net loss	$(9,229)	$(16,040)

Net Loss per share
Basic and diluted — as reported	$(0.47)	$(0.81)
Basic and diluted — pro forma	$(0.52)	$(0.90)
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
     Payments include a $10 million initial payment upon execution of the agreement, a $7 million milestone payment received in June 2006 and the potential for additional milestone payments of up to $15 million during the remainder of 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. The $7 million milestone payment was recognized in full as revenue in the three months ended June 30, 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, the Company is eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
     The Company and P&G will jointly develop PTH(1-34) nasal spray and P&G will reimburse the Company for any development activities performed by the Company under the agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of PTH(1-34) nasal spray while Nastech will be responsible for the chemistry, manufacturing and controls (CMC) sections of the FDA regulatory submission. In June 2006 the Company announced an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, the Company will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.

     Galenea: In February 2006, the Company acquired the RNAi intellectual property (“IP”) estate and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. The Company also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, the Company has assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which is an urgent global concern. This program complements the Company’s current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.
     Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use as set forth in Statement of Financial Accounting Standard No. 2, “Accounting for Research and Development Costs.” This charge has been included in research and development expense for the six months ended June 30, 2006. Additionally, approximately $0.1 million was allocated to purchased fixed assets to be depreciated over estimated remaining useful lives.
     Amylin Pharmaceuticals, Inc.— In June 2006, the Company announced an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug (“IND”) with the FDA in July 2006 to allow clinical trials to begin.
     Under terms of the agreement, the Company will receive milestone payments and royalties on product sales. If feasibility is successful and the program moves forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success.
     Amylin and the Company will jointly develop the nasal spray formulation utilizing the Company’s proprietary nasal delivery technology, and Amylin will reimburse the Company for any development activities performed by the Company under the agreement. Amylin has overall responsibility for the development program including clinical, non-clinical and regulatory activities, while the Company’s efforts will focus on drug delivery and chemistry, manufacturing and controls (CMC) activities. If a supply agreement is reached between the companies, the Company may supply commercial product to Amylin and their exenatide collaboration partner, Eli Lilly and Company, however, there can be no assurance that such a supply agreement will be executed.
     Par Pharmaceutical — In October 2004, the Company entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to generic calcitonin-salmon nasal spray for the treatment of osteoporosis. Under the terms of the agreement with Par Pharmaceutical, the Company will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the US. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization.
     In December 2003, the Company filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a calcitonin-salmon nasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the filing of the Company’s ANDA for the product with no request for additional clinical studies. To date, the FDA has conducted Pre-Approval Inspections (“PAI”) of both of the Company’s nasal spray manufacturing facilities and has informed the Company the facilities were approved for supplying calcitonin-salmon nasal spray. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as filed prior to additional studies for safety and bioequivalence. On October 13, 2005, the Company filed a response requesting that the FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. On March 15, 2006, the petitioner submitted an additional request to the FDA in response to the Company’s assertions in its October 13, 2005 submission to the FDA. On May 11, 2006 the Company filed an additional response requesting that the FDA deny the citizen’s petition.
     In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over the Company’s ANDA for its calcitonin-salmon nasal spray which prevents the Company from marketing its product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. The Company is unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product or when, if at all, Apotex will commence marketing its product.
     On July 10, 2006, the Company received written notification from the FDA stating that the Company’s ANDA for nasal calcitonin-salmon was not approvable at this time. In a subsequent conference call on July 11, 2006, the Company reviewed the status of the ANDA with the FDA. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. No allergic reactions have been observed in any of the clinical trials conducted by the Company. Other existing marketed nasal spray products contain chlorobutanol as the preservative. The Company intends to engage in further discussions with the FDA to determine which, if any, additional analytical data the Company can submit to the FDA in order for the FDA to approve the ANDA. If the Company is not successful at keeping this application as an ANDA then a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time the Company is not able to determine when, if at all, the Company’s calcitonin product will receive marketing approval from the FDA.

     The Company’s formulation of calcitonin-salmon nasal spray was specifically developed to be similar to Novartis’ currently marketed calcitonin-salmon nasal spray, Miacalcin®, in order to submit the application as an ANDA. Thus, the Company’s formulation does not utilize the Company’s advanced tight junction drug delivery technology, which is currently being used in development of its proprietary pipeline of peptide and protein therapeutics.
     Questcor Pharmaceuticals, Inc. — In June 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company filed a New Drug Application (“NDA”) of a nasal spray product configuration of Nascobal® in 2003 and was to continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of Questcor. The Company recognized a gain of approximately $4.2 million on the sale of the assets in 2003. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the date of the sale, approximately $1 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and recognized later in 2003 as revenue.
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
     Merck — In September 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck, for the global development and commercialization of PYY Nasal Spray, the Company’s product for the treatment of obesity. The Agreements provided that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while the Company would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to the Company’s exercise of an option to co-promote the product in the United States. Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in the accompanying balance sheet.
     The Agreements entered into with Merck in September 2004 for PYY were terminated on March 1, 2006. Under the agreement, Nastech reacquired its rights in the PYY program. At this time, the Company intends to continue the clinical development of PYY either on its own or with a new collaboration partner. The unamortized balance of the $5 million initial payment, approximately $3.7 million, was recognized as revenue in the six-month period ended June 30, 2006.
Note 4 — Stockholders’ Equity
     Common Stock Offerings — In a 2001 private offering, the Company granted warrants to purchase 68,000 shares of its common stock at any time prior to May 11, 2005, at an exercise price of $7.50 per share of common stock. As of December 31, 2005, all 68,000 warrants relating to this private placement have been exercised. In connection with such private placement, the Company granted additional warrants to purchase 595,155 shares of its common stock, of which 430,062 warrants were exercisable at any time prior to March 22, 2006 and 165,093 warrants were exercisable at any time prior to May 11, 2006, at an exercise price of $6.34 per share. As of June 30, 2006, all 595,155 warrants issued in connection with these private placements have been exercised.

     In September 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock and one five year warrant convertible into 0.35 common shares, to certain accredited investors in a private placement transaction for an aggregate purchase price of $11 million, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average stock price for the 10 days prior to the completion of the private placement transaction. The warrants are exercisable for 529,574 shares of common stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants expire in September 2008. At June 30, 2006, 337,001 warrants issued in connection with this private placement had been exercised.
     In June 2004, the Company completed the sale of 1,136,364 shares of its common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested in December 2004, and are exercisable until June 2009. At June 30, 2006, no warrants issued in connection with this private placement have been exercised.
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
     Warrants — Additional information on warrants for the Company’s common stock is as follows:

	Exercise Price of Warrants			Total
	$6.34	$11.09	$14.26	Warrants
Warrants outstanding at December 31, 2005	458,395	433,288	516,384	1,408,067
Exercised during the six months ended June 30, 2006	(458,395)	(240,715)	—	(699,110)

Warrants outstanding at June 30, 2006	—	192,573	516,384	708,957

Warrants expiring in September 2008	—	192,573	—	192,573
Warrants expiring in June 2009	—	—	516,384	516,384
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Unvested restricted shares outstanding, beginning of period	180,141	496,209	145,620	444,322
Restricted shares issued	39,562	79,635	80,883	150,946
Restricted shares forfeited	(2,760)	(5,312)	(9,560)	(12,307)
Restricted shares vested	(68,120)	(77,304)	(68,120)	(89,733)

Unvested restricted shares outstanding, end of period	148,823	493,228	148,823	493,228

Non-cash restricted stock compensation expense, net of forfeitures	$250,000	$659,000	$514,000	$1,206,000

Average award price during period	$11.13	$13.89	$11.01	$15.28
     Shelf Registration Statement — At June 30, 2006, the Company had one effective shelf registration statement on Form S-3. In December 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. The balance remaining on this shelf registration at June 30, 2006 is approximately $10.1 million. A shelf registration statement enables the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.

     Stockholders’ Rights Plan — In 2000, the Company enacted a stockholder rights plan designed to protect its stockholders from coercive or unfair takeover tactics. Under the plan, the Company declared a dividend of one preferred stock purchase right for each share of common stock and entered into a Rights Agreement with the Company’s stock transfer agent. Each preferred stock purchase right entitles the holder to purchase from the Company 1/1000 of a share of its Series A Junior Participating Preferred Stock for $50. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of the Company’s common stock, then each holder of the Company’s common stock shall receive a separate certificate evidencing the rights (the “Rights Distribution”). Each holder of preferred stock purchase rights, other than the acquiring entity, will have the right to receive, upon exercise of the preferred stock purchase rights, shares of the Company’s common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase rights.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K, as may be supplemented or amended by our Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.
     We are a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology for delivering both small and large molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using our intranasal technology, we create or utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
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
     We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of June 30, 2006, we had 27 patents issued and 272 patent applications filed to protect our proprietary technologies.
     As of June 30, 2006, we had an accumulated deficit of $124.0 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As discussed elsewhere, in February 2006, we received a $10.0 million license fee from P&G and in June 2006 we received a $7.0 million milestone payment from P&G. We expect to receive additional milestone payments in 2006 from P&G under the February 2006 license agreement. Further, as discussed elsewhere, the collaborative agreement with Merck was terminated on March 1, 2006 with Nastech reacquiring its rights to the PYY program.
     Procter & Gamble Partnership
     On January 27, 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34) nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, we have granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments and royalties on product sales.
     Payments include a $10 million license fee received upon execution of the agreement, a $7 million milestone fee received in June 2006 and the potential for additional milestone payments of up to $15 million during the remainder of 2006. The $10 million initial payment received in has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. The $7 million milestone payment was recognized in full as revenue in the three months ended June 30, 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, upon commercialization we are eligible to receive double-digit percentage patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
     We will jointly develop PTH(1-34) nasal spray with P&G and will be reimbursed by P&G for development activities we perform under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval while we will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. In June 2006 we announced an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, Nastech will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34) nasal spray.

     PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth is the same active ingredient that is being marketed as an injectable product, Forteo® by Eli Lilly and Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and as of June 30, 2006 have filed ten U.S. patent applications containing an aggregate of 317 claims, and one Patent Cooperation Treaty (“PCT”) Application.
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
     Amylin Pharmaceuticals, Inc.— In June 2006, we announced an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug (“IND”) with the FDA in July 2006 to allow clinical trials to begin.
     Under terms of the agreement, we will receive milestone payments and royalties on product sales. If feasibility is successful and the program moves forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success.
     We and Amylin will jointly develop the nasal spray formulation utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities performed by us under the agreement. Amylin has overall responsibility for the development program including clinical, non-clinical and regulatory activities, while our efforts will focus on drug delivery and chemistry, manufacturing and controls (CMC) activities. If a supply agreement is reached between the companies, we may supply commercial product to Amylin and their exenatide collaboration partner, Eli Lilly and Company, however, there can be no assurance that such a supply agreement will be executed.
     Par Pharmaceutical Partnership
     Under our collaborative arrangement with Par Pharmaceutical Inc. (“Par Pharmaceutical”) executed in October 2004, we granted Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon nasal spray. Under the terms of the agreement with Par Pharmaceutical, we will obtain FDA approval, manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical. Par Pharmaceutical will distribute the product in the United States. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing upon commercialization.
     In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a calcitonin-salmon nasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted our ANDA for the product for review with no request for additional clinical studies. To date, the FDA has conducted Pre-Approval Inspections (“PAIs”) of both of our nasal spray manufacturing facilities and has informed us the facilities were approved for supplying calcitonin-salmon nasal spray. On September 2, 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve the ANDA as submitted prior to additional studies for safety and bioequivalence. On October 13, 2005, we filed a response requesting that FDA deny this citizen’s petition on the grounds that no additional information was necessary from a scientific or medical basis and that such additional information is not required under the law. On March 15, 2006, the petitioner submitted an additional request to the FDA in response to our assertions in our October 13, 2005 submission to the FDA. On May 11, 2006 we filed an additional response requesting that the FDA deny the citizen’s petition.
     In addition, Apotex, Inc. (“Apotex”) has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our calcitonin-salmon nasal spray and which prevents us from marketing our product until 180 days after Apotex commences marketing its product. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time we are not able to determine whether or not the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine when, if at all, Apotex will commence marketing its product.

     On July 10, 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at this time. In a subsequent conference call on July 11, 2006, we reviewed the status of the ANDA with the FDA. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. No allergic reactions have been observed in any of the clinical trials conducted by us. Other existing marketed nasal spray products contain chlorobutanol as the preservative. We intend to engage in further discussions with the FDA to determine which, if any, additional analytical data we can submit to the FDA in order for the FDA to approve the ANDA. If we are not successful at keeping this application as an ANDA then a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time we are not able to determine when, if at all, our calcitonin product will receive marketing approval from the FDA.
     Our formulation of calcitonin-salmon nasal spray was specifically developed to be similar to Novartis’ currently marketed calcitonin-salmon nasal spray, Miacalcin®, in order to submit the application as an ANDA. Thus, our formulation does not utilize our advanced tight junction drug delivery technology, which is currently being used in development of our proprietary pipeline of peptide and protein therapeutics.
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
     We are also applying our drug delivery technology to a promising new class of therapeutics based on RNA interference (“RNAi”). Small interfering RNAs (“siRNAs”) are double-stranded RNA molecules that are able to silence specific genes and reduce the amount of protein these genes produce. The specific protein may be involved in causing a disease or necessary for the replication of a pathogenic virus. The therapeutic use of RNAi in this manner requires the ability to deliver siRNA-based drugs inside the cells where the target proteins are produced. We have continued our research and development program to enhance the delivery of this potential new class of therapeutic drugs and have strengthened our RNAi development strategy through the acquisition of key technologies, IP, and licensing agreements.
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

     Cash Position and Recent Financings
     As of June 30, 2006, we had approximately $63.3 million in cash, cash equivalents and short-term investments, including approximately $1.5 million in restricted cash and short-term investments. We believe, although there can be no assurance, that our current cash position, together with expected revenues and proceeds from warrant exercises provide us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At June 30, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. In August 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At June 30, 2006, no shares remained available on this shelf registration statement.
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the six months ended June 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.
     The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     Upon adoption of SFAS 123R we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material. Our stock-based compensation philosophy did not change with the adoption of SFAS 123R. Since mid-2004, we have granted options and restricted stock to executive management and directors, and restricted stock to employees. There was no acceleration of vesting associated with the adoption of SFAS 123R. Our total unamortized compensation cost related to unvested stock options was approximately $4.5 million at June 30, 2006, and we expect to recognize this cost over a weighted average period of approximately 1.3 years.
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
Results of Operations
Revenue and cost of revenue
     Our revenue consists of product sales and license and research fees. Revenue totaled approximately $11.4 million and $18.1 million for the three month and six month periods ended June 30, 2006, increases of approximately $9.8 million and $13.2 million over the prior year periods. The increases are due primarily to the recognition of current period research and development fees (primarily from P&G), recognition of approximately $3.7 million in deferred license fees as a result of the termination of our collaboration with Merck, recognition of other fees received from other collaborative partners over the estimated remaining development periods, including a portion of the $10.0 million received as a result of our collaboration agreement with P&G, and recognition of a $7.0 million milestone payment received as a result of our collaboration agreement with P&G in the 2006 periods. Estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control. We recognized a $2.0 million payment from Questcor relating to the FDA approval of our Nascobal® nasal spray product in the six months ended June 30, 2005.
     Our product revenue consists of sales of Nascobal® nasal gel and nasal spray. During the three and six month periods ended June 30, 2006, we recognized approximately $600,000 and $200,000 of product revenue, respectively. During the interim periods ended June 30, 2005, we did not produce or ship any Nascobal® nasal gel or nasal spray under the supply agreement with Questcor. Effective in October 2005, the distribution of our Nascobal® nasal gel and spray products has been transferred from Questcor to QOL. Cost of product revenue as a percent of product revenue was approximately 35% and 51% for the three and six month periods ended June 30, 2006. We expect to receive continued product revenue under the QOL supply agreement. Additional information on our revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Product revenue, net	$—	$173	$—	$592
License and research fees
Questcor FDA approval milestone payment	—	—	2,000	—
Revenue recognized under the terminated Merck agreements	—	—	—	3,741
Revenue recognized under the P&G agreement	—	10,804	—	12,908
Other license and research fees	1,602	434	2,932	888

License and research fees, total	1,602	11,238	4,932	17,537

Total revenue	$1,602	$11,411	$4,932	$18,129

Dollar increase		$9,809		$13,197
Percentage increase		610%		270%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
		(dollars in thousands)
PTH(1-34)	15%	27%	14%	28%
Tight Junctions and RNAi	22%	21%	21%	26%
Insulin	—%	15%	—%	11%
Influenza	—%	12%	—%	8%
Calcitonin	33%	4%	36%	7%
Peptide YY	11%	3%	9%	4%
Other R&D projects (1)	19%	18%	20%	16%

	100%	100%	100%	100%

Total R&D expense	$7,229	$8,766	$14,460	$16,473 (2)
Dollar increase		1,537		2,013
Percentage increase		21%		14%

(1)	Other research and development projects include our feasibility projects, oral abuse-resistant opioid, morphine gluconate and other projects.

(2)	Excludes purchased in-process R&D from Galenea of approximately $4.1 million in the six months ended June 30, 2006. We believe that presenting R&D expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D expense.
     The 21% increase in research and development expense in the three month period ending June 30, 2006 compared to the same period in 2005 resulted primarily from the following:
▪	Personnel-related expenses increased by approximately 48% to $4.6 million compared to $3.1 million in the prior year period due to an increase in headcount in support of our research and development programs and due to an increase of $0.4 million in non-cash stock compensation. R&D headcount increased from 83 at June 30, 2005 to 129 at June 30, 2006.

▪	Costs of clinical trials, consulting, outside services and laboratory supplies decreased by approximately 24% to $2.2 million compared to $2.9 million in the prior year period as the 2005 period included significant clinical trial expenses for calcitonin.

▪	Facilities and equipment costs increased approximately 70% to $1.7 million from $1.0 million in the prior year period due to rent and related expenses on additional space leased and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

▪	Research and development administrative expenses increased by approximately 60% to $0.3 million from $0.2 million in the prior year period due to the increase in R&D headcount.
The 14% increase in research and development expense (excluding purchased in-process R&D) in the six month period ending June 30, 2006 compared to the same period in 2005 resulted primarily from the following:
▪	Personnel-related expenses increased by approximately 50% to $9.0 million compared to $6.0 million in the prior year period due to an increase in headcount in support of our research and development programs and due to an increase of $0.9 million in non-cash stock compensation.

▪	Costs of clinical trials, consulting, outside services and laboratory supplies decreased by approximately 33% to $3.9 million compared to $5.9 million in the prior year period as the 2005 period included significant clinical trial expenses for calcitonin.

▪	Facilities and equipment costs increased approximately 41% to $3.1 million from $2.2 million in the prior year period due to rent and related expenses on additional space leased and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

▪	Research and development administrative expenses increased by approximately 25% to $0.5 million from $0.4 million in the prior year period due to the increase in R&D headcount.
     Purchased in-process R&D expenses, excluded from the table above but included in total research and development expense, were approximately $4.1 million in the six months ended June 30, 2006 compared to zero in the prior year period and related to purchased in-process research and development costs from Galenea Corp. in the field of RNAi related to influenza.

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
Sales and marketing
     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Total sales and marketing expense	$294	$435	$618	$830
Dollar increase		141		212
Percentage increase		48%		34%
     The increases in the three and six month periods ended June 30, 2006 over the same periods in 2005 resulted primarily from increased business development personnel costs and increases in spending on market research, conference related activities, non-cash stock compensation and business development efforts. We expect sales and marketing costs, which includes business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Total general and administrative expense	$2,769	$3,301	$4,930	$6,252
Dollar increase		532		1,322
Percentage increase		19%		27%

     The increases in the three and six month periods ended June 30, 2006 over the same periods in 2005 were due primarily to increases in non-cash stock compensation of $0.5 million and $0.9 million, respectively. The remaining increases were due to increased compensation-related expenses related to the hiring of additional personnel supporting R&D and compliance activities, corporate insurance and annual and board meeting expenses. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.
Interest Income
     The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Interest income	$416	$718	$825	$1,356
Average funds available for investment	$54,800	$60,800	$60,900	$60,400
Average interest rate, annualized	3.0%	4.7%	2.7%	4.5%
     The increase in interest income in the three and six month periods ended June 30, 2006 over the 2005 periods was due primarily to increases in prevailing market interest rates in the current year period.
Interest Expense
     We incur interest expense on our capital leases and, formerly, on notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate earned:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Interest expense	$70	$125	$190	$243
Average borrowings under capital leases and notes payable	$3,800	$5,800	$5,900	$5,600
Average interest rate, annualized	7.4%	8.6%	6.4%	8.7%
     The increase in interest expense in the three and six month periods ended June 30, 2006 is primarily due to higher average borrowing rates during the 2006 periods compared to the 2005 periods. In June 2003, we entered into a note payable with Wells Fargo bank at a rate of LIBOR plus 0.75%. As of December 31, 2004, the balance on the note payable with Wells Fargo was $8,352,000 and the interest rate was approximately 3.3% per annum. In February 2005, the Wells Fargo note was paid off in full and canceled. Interest rates on outstanding borrowings under the GE Capital leases range from approximately 8% to approximately 11%.
Liquidity and Capital Resources
Cash Requirements
     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $124.0 million as of June 30, 2006, and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
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

     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At June 30, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC in October 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. On August 30, 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At June 30, 2006, the amount remaining available on this shelf registration statement was zero.
     In the six months ended June 30, 2006, we received approximately $5.5 million from the exercise of common stock warrants and approximately $2.9 million from the exercise of common stock options.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10 million in February 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In the three months ended June 30, 2006 we received and recognized a $7.0 million milestone payment from P&G. The arrangement includes the potential for additional milestone payments of up to $15 million during the remainder of 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under our agreement with P&G, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment was being amortized over the estimated development period until the collaboration with Merck for PYY was terminated on March 1, 2006, at which time the balance of the unamortized license payment was recognized as revenue. Under the agreement, Nastech reacquired its rights in the PYY program. At this time, we intend to continue the clinical development of PYY either on our own or with a new collaboration partner. Although the results of any research conducted by Merck remain confidential and we are not permitted to disclose the results of any clinical trials at this time, we continue to believe that PYY may be a viable product candidate for a commercial therapeutic for the treatment of obesity.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment in October 2004 which was amortized over the estimated development period.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2 million from Questcor upon FDA approval of a New Drug Application for the Nascobal® nasal spray product. On October 17, 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL. We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with us entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.
     Total sources and uses of cash for the periods indicated are as follows:

	Six Months Ended
	June 30,
	2005	2006
	(Dollars in thousands)
Cash used in operating activities	$(13,646)	$(885)
Cash used in investing activities	(2,781)	(7,804)
Cash provided by financing activities	1,708	8,794

Net increase (decrease) in cash and cash equivalents	$(14,719)	$105

     Our operating activities used cash of $0.9 million in the first six months of 2006 compared to $13.6 million in the first six months of 2005. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. Deferred revenue provided approximately $4.2 million in operating cash in the current period due primarily to the recording of a $10 million 2006 receipt from P&G as deferred revenue, compared to using approximately $1.0 million in the prior year period as a result of amortization of Merck and Par deferred revenue. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.
     Our investing activities used cash of $7.8 million in the first six months of 2006 compared to $2.8 million in the first six months of 2005. Changes in cash from investing activities are due primarily to purchases of short-term investments, net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.
     Our financing activities provided cash of $8.8 million in the first six months of 2006 compared to providing cash of $1.7 million in the first six months of 2005. Cash provided in the 2006 period primarily resulted from proceeds from the exercise of common stock options of approximately $2.9 million and common stock warrants of approximately $5.5 million. During the six months ended June 30, 2006, we drew down approximately $2.4 million on a capital lease facility. During the six months ended June 30, 2005, we repaid approximately $8.4 million on our Revolving Line of Credit and terminated the facility, and we drew down approximately $1.7 million on a capital lease facility. As a result of the loan payoff in the 2005 period, our restricted cash balance decreased by $8.0 million.
     Liquidity
     We had a working capital (current assets minus current liabilities) surplus of $56.3 million as of June 30, 2006 and $55.2 million as of December 31, 2005. As of June 30, 2006, we had approximately $63.3 million in cash, cash-equivalents and short-term investments, including approximately $1.5 million in restricted cash and short-term investments. Our cash position for the six months ended June 30, 2006 increased by approximately $0.1 million. During the comparable period in 2005, our cash position decreased by approximately $14.7 million. These differences are due primarily to 2006 cash inflows from milestone payments, combined with cash from 2006 warrant and option exercises that did not occur in the comparable 2005 period. Additionally, revenue recognized in the six months ended June 30, 2006 was higher than that of the prior year period and the current period net loss was lower than that of the prior year period, primarily due to the uneven timing of revenue recognition of milestone payments. In light of these factors, we caution that the current period results may not be indicative of performance in future periods. We believe, although there can be no assurance, that our current cash position, together with expected revenues and proceeds from warrant exercises provide us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of June 30, 2006, we had unused capital lease credit lines of approximately $5.1 million out of total available credit lines of $7.5 million expiring December 31, 2006, available for use in financing equipment and leasehold assets.
     Contractual Obligations
     Our contractual obligations have changed since December 31, 2005 to June 30, 2006 as follows:
•	At June 30, 2006 our operating lease obligations increased to approximately $24.0 million (through February 2016) from approximately $19.3 million at December 31, 2005. This is due to one new facility lease adding approximately $5.5 million in rental payments through February 2016, partially offset by approximately $0.9 million in rents paid during the six months ended June 30, 2006. In addition, effective as of July 17, 2006, we have leased the remaining approximately 17,100 additional square feet of laboratory space and remaining approximately 18,800 additional square feet of office space in the facility adjacent to our Bothell, Washington headquarters. The lease for this space expires in February 2016 and has a five-year renewal option. This lease for the remainder of this building adds approximately $7.0 million to the operating lease obligations of $24.0 million reported as of June 30, 2006 above.

•	Our capital lease obligations increased by approximately $0.9 million to approximately $6.5 million (including future interest payments) at June 30, 2006 due to approximately $2.4 million in new leases funded offset by approximately $1.5 million in payments made during the six months ended June 30, 2006.

•	Our purchase obligations increased by approximately $2.2 million from approximately $0.6 million to approximately $2.8 million at June 30, 2006 due to purchase order activity (primarily for PTH(1-34)) during the six months ended June 30, 2006.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 5, 2005, also invested in high quality corporate issues (Standard & Poors double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at June 30, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $600,000 to interest income on an annual basis.
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
     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.
PART II – OTHER INFORMATION
ITEM 1A – RISK FACTORS
     The disclosures in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2005 (the “10-K”) under the captions “our revenues and profits from any particular generic pharmaceutical products decline as our competitors introduce their own generic equivalents” and “our ability to commercialize our products after FDA approval is subject to exclusivity periods provided by law” on pages 27 and 29 of the 10-K, respectively, are each hereby supplemented by adding the following at the end of such disclosure:
     “In addition, on July 10, 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at this time. In a subsequent conference call on July 11, 2006, we reviewed the status of the ANDA with the FDA and we intend to engage in further discussions with the FDA to determine which, if any, additional data we can submit to the FDA in order for the FDA to approve the ANDA. If we are not successful at keeping this application as an ANDA then a 505(b)(2) NDA may be pursued or the application may be abandoned. At this time we are not able to determine when, if at all, our calcitonin product will receive marketing approval from the FDA and there can be no assurance that such approval will ever be obtained.”
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES
Warrants. During the period April 15, 2006 through and as of July 15, 2006, the Company issued 9,102 shares of common stock to three holders of common stock warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants were originally issued in private offerings pursuant to Section 4(2) of the Securities Act and the holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and the Company has registered the resale of such shares under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in the Company’s periodic reports. The warrants were exercisable for an equal number of shares of common stock at an exercise price of $6.3375 per share. Proceeds from the warrant exercises will be used for general corporate purposes, including without limitation the preparation and filing of new drug applications, preclinical and clinical trials, research and development and general working capital.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Tuesday, June 13, 2006:
1)	The election of the following eleven (11) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Dr. Steven C. Quay	15,917,298	2,944,937
Susan B. Bayh	15,902,956	2,959,279
J. Carter Beese, Jr.	15,818,483	3,043,752
Dr. Alexander D. Cross	15,922,032	2,940,203
Dr. Ian R. Ferrier	15,760,712	3,101,523
Myron Z. Holubiak	15,857,379	3,004,856
Leslie D. Michelson	15,924,904	2,937,331
John V. Pollock	15,853,850	3,008,385
Gerald T. Stanewick	15,917,785	2,944,450
Bruce R. Thaw	15,922,104	2,940,131
Devin N. Wenig	15,850,457	3,011,778
2)	The appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2006:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
18,767,016	47,827	47,392	0
3)	The approval of an amendment to our 2004 Stock Incentive Plan to increase the number of shares authorized thereunder by 1,000,000 shares, from 1,350,000 shares to 2,350,000 shares:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
9,507,692	1,385,501	324,845	7,644,197
ITEM 6 – EXHIBITS
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 2, 2006.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker

Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc.(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment, dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, with Ditty Properties Limited Partnership, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.7	First Amendment, dated July 17, 2006, to Lease Agreement dated March 1, 2006 with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA.(2)

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit
No.	Description
10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.12	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.13	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.14	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.15	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.16	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.17	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.18	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.20	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.21	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.22	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.23	Amendment No. 4 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-8, File No. 333-135724, and incorporated herein by reference).

10.24	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.25	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.26	Non-Qualified Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.27	Amendments to Certain Grant Agreements effective as of July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.28	Stock Option Agreement dated as of August 25, 2004 between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.29	Restricted Stock Grant Agreement effective August 25, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.30	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.31	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (filed as Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.32	Restricted Stock Grant Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.33	Incentive Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.34	Non-Qualified Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.35	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.36	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D.(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.37	Restricted Stock Grant Agreement effective December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.38	Stock Option Agreement dated as of December 16, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.39	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.40	Restricted Stock Grant Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.41	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.42	Stock Option Agreement dated as of October 5, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.43	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.44	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.45	Restricted Stock Grant Agreement effective as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.46	Incentive Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.47	Non-Qualified Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.48	Restricted Stock Grant Agreement effective August 11, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.49	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.50	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.51	Restricted Stock Grant Agreement effective July 14, 2006 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.52	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.53	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.54	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.55	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.56	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
No.	Description
10.57	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.58	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.59	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.60	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.61	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.62	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)

10.63	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.64	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

10.65	Supply Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006 and incorporated herein by reference).(1)

10.66	Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Amylin Pharmaceuticals, Inc. dated June 23, 2006.(1)(2)

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.