Form 10-Q
period 2006-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2006-11-01
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
Commission File Number 000-13789
NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
October 30, 2006	Common stock — $0.006 par value	22,004,264

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
     Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,769	$21,081
Restricted cash and short-term investments	998	2,155
Short-term investments	32,142	33,174
Accounts receivable	189	2,589
Inventories	2,733	2,758
Prepaid expenses and other current assets	1,545	1,097

Total current assets	64,376	62,854
Property and equipment, net	8,173	14,401
Security deposits and other assets	404	408

Total assets	$72,953	$77,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,944	$3,433
Accrued payroll and employee benefits	1,740	2,277
Accrued expenses	474	611
Capital lease obligations — current portion	2,431	3,560
Deferred revenue — current portion	1,589	4,074

Total current liabilities	9,178	13,955
Capital lease obligations, net of current portion	3,170	6,093
Deferred revenue, net of current portion	4,250	4,933
Other liabilities	788	1,168

Total liabilities	17,386	26,149

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock, $0.006 par value; 50,000,000 authorized: 20,750,477 and 21,968,342 shares outstanding at December 31, 2005 and September 30, 2006, respectively	124	132
Additional paid-in capital	176,068	183,250
Deferred compensation	(4,902)	—
Accumulated deficit	(115,616)	(131,831)
Accumulated other comprehensive loss	(107)	(37)

Total stockholders’ equity	55,567	51,514

Total liabilities and stockholders’ equity	$72,953	$77,663

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues
Product revenue, net	—	$32	—	$624
License and research fees	$1,223	5,130	$6,155	22,667
Government grants	—	383	—	383

Total revenue	1,223	5,545	6,155	23,674

Operating expenses:
Cost of product revenue	—	13	—	314
Research and development	8,099	10,483	22,559	31,050
Sales and marketing	345	505	963	1,335
General and administrative	2,019	2,942	6,949	9,194

Total operating expenses	10,463	13,943	30,471	41,893

Loss from operations	(9,240)	(8,398)	(24,316)	(18,219)
Other income (expense):
Interest income	496	751	1,321	2,107
Interest expense	(75)	(162)	(265)	(405)
Other income and expense, net	5	1	15	11

Loss before change in accounting principle	(8,814)	(7,808)	(23,245)	(16,506)
Cumulative effect of change in accounting principle	—	—	—	291

Net Loss	$(8,814)	$(7,808)	$(23,245)	$(16,215)

Basic and diluted net loss per share:
Loss before change in accounting principle	$(0.46)	$(0.36)	$(1.28)	$(0.78)
Cumulative effect of change in accounting principle	—	—	—	0.01

Net loss per common share — basic and diluted	$(0.46)	$(0.36)	$(1.28)	$(0.77)

Shares used in computing net loss per share — basic and diluted	19,009	21,408	18,208	21,115
See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2006
(Unaudited)
(In Thousands, Except Share Data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Loss	Equity
Balance December 31, 2005	20,750,477	$124	$176,068	$(115,616)	$(4,902)	$(107)	$55,567
Proceeds from the exercise of options	277,899	2	3,054	—	—	—	3,056
Proceeds from the exercise of warrants	694,856	4	5,506	—	—	—	5,510
Compensation related to restricted stock	245,110	2	1,751	—	—	—	1,753
Compensation related to stock options	—	—	2,064	—	—	—	2,064
Cumulative effect of change in accounting principle	—	—	(5,193)	—	4,902	—	(291)
Net loss	—	—	—	(16,215)	—	—	(16,215)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	70	70

Comprehensive loss	—	—	—	(16,215)	—	70	(16,145)

Balance September 30, 2006	21,968,342	$132	$183,250	$(131,831)	—	$(37)	$51,514

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2006
Operating activities:
Net loss	$(23,245)	$(16,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	287	2,064
Non-cash compensation related to restricted stock	1,006	1,753
Depreciation and amortization of property and equipment	1,289	1,957
Loss on disposition of property and equipment	124	24
Cumulative effect of change in accounting principle	—	(291)
Changes in assets and liabilities:
Accounts receivable	(582)	(2,400)
Inventories	(977)	(25)
Prepaid expenses and other assets	(646)	444
Accounts payable	1,233	489
Deferred revenue	(1,624)	3,168
Accrued expenses and other liabilities	(234)	1,054

Net cash used in operating activities	(23,369)	(7,978)

Investing activities:
Property and equipment acquisitions	(4,209)	(8,209)
Purchases of investments	(104,280)	(61,529)
Sales and maturities of investments	93,699	60,567

Net cash used in investing activities	(14,790)	(9,171)

Financing activities:
Change in restricted cash and short-term investments	8,002	(1,157)
Payments on notes payable	(8,352)	—
Borrowings under capital lease obligations	2,940	6,286
Payments on capital lease obligations	(1,350)	(2,234)
Proceeds from exercise of stock options	5,385	3,056
Proceeds from exercise of warrants	—	5,510
Public offering of common shares	21,648	—

Net cash provided by financing activities	28,273	11,461

Net decrease in cash and cash equivalents	(9,886)	(5,688)
Cash and cash equivalents — beginning of period	25,797	26,769

Cash and cash equivalents — end of period	$15,911	$21,081

Supplemental disclosures of investing and financing activities:
Cash paid for interest	$250	$405

Non-cash investing activity:
Change in unrealized loss on available-for-sale securities	$54	$70

See accompanying notes to condensed consolidated financial statements.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2006 and September 30, 2005 (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Business
     Nastech Pharmaceutical Company Inc. (“Nastech”, or the “Company”) is a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on the Company’s proprietary molecular biology-based drug delivery technology for delivering both large and small molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using this intranasal technology, the Company creates or utilizes novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
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
     The Company and its collaboration partners are developing a diverse portfolio of product candidates for multiple therapeutic areas including osteoporosis, obesity, pain, viral infections, inflammation and metabolic diseases. As of September 30, 2006, the Company had 29 patents issued and 281 patent applications filed to protect its proprietary technologies.
     As of September 30, 2006, the Company had an accumulated deficit of approximately $131.8 million and expects to incur additional operating losses in the future as it continues its research and development activities. The Company has funded its operating losses primarily through the sale of common stock in the public markets and private placements and also through revenues provided by its collaborative partners. During 2004, the Company received net proceeds of approximately $65.2 million from public offerings of its common stock pursuant to two shelf registration statements. During 2005, the Company received net proceeds of approximately $21.6 million from a public offering of its common stock pursuant to a shelf registration statement. At September 30, 2006, approximately $10.1 million is available on the Company’s remaining shelf registration statement. On October 19, 2006, the Company filed a shelf registration statement on Form S-3 for $125.0 million of common stock which includes the remaining $10.1 million balance from one of the Company’s previous shelf registration statements. As of the date of this filing, the new $125.0 million shelf has not been declared effective by the SEC. At September 30, 2006, the Company had cash, cash equivalents and short-term investments of approximately $56.4 million, including approximately $2.2 million in restricted cash.
     The Company faces certain risks and uncertainties regarding its ability to generate positive operating cash flow and profits. These risks include, but are not limited to, its ability to obtain additional capital, protect its patents and property rights, overcome uncertainties regarding its technologies, competition and technological change, obtain government approval for products and attract and retain key officers and employees. For a more thorough discussion of risks and uncertainties facing the Company, investors should also read and carefully consider the risk factors beginning on p. 25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as may be supplemented or amended by our Quarterly Reports on Form 10-Q.

Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or for any future period.
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
Inventories
     At December 31, 2005 and September 30, 2006, net inventory balances were $2.7 million and $2.8 million and were comprised of raw materials, consisting primarily of bottles, actuators and calcitonin-salmon active pharmaceutical ingredient for the Company’s calcitonin-salmon nasal spray that were acquired by the Company in furtherance of satisfying its supply obligations under its agreement with Par Pharmaceutical. For a discussion of the status of our collaboration with Par Pharmaceutical, See Note 3: Contractual Agreements – Par Pharmaceutical.
Revenue Recognition
     Most of the Company’s revenues are generated from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, revenue from product manufacturing, payments for research and development services performed and product sales royalties or revenue. The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, the Company determines the appropriateness of separate units of accounting and allocates arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
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

     Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. The Company believes that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on the Company’s part. The Company recognizes such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, revenue is either recognized when the earnings process is deemed to be complete or in a manner similar to that of an upfront technology license fee.
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
     Under the guidance of EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.
     Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that the company will comply with the terms of the grant and that the grant will be received.
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
Recent Accounting Pronouncements
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
     In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS123R for stock-based payments. A one-time election to adopt the alternate method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. The Company elected not to use this alternate method to calculate its APIC pool at adoption of SFAS 123R.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, adoption may have on its consolidated financial condition or results of operations.
     In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of December 31, 2006. It is expected that SFAS 158 will not have a significant impact on the Company’s consolidated financial condition or results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. It is expected that SAB 108 will not have a significant impact on the Company’s consolidated financial condition or results of operations.
     In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1, (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. In September 2006, the Company’s Board of Directors authorized a modification to its stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring. In accordance with FSP 123(R)-5, there was no change in the recognition date for the modified options, all holders will be treated in the same manner, and there was no accounting impact and no effect on the Company’s financial condition or results of operations.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.
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
Net Loss per Common Share
     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The effect of employee stock options, unvested restricted stock and warrants at September 30, 2005 and 2006 was not included in the net loss per share calculation for the interim periods then ended as the effect would have been anti-dilutive. Outstanding warrants, employee stock options and unvested restricted stock totaled approximately 4.6 million and 3.8 million shares at September 30, 2005 and 2006, respectively.
Note 2 — Stock-based compensation plans
Determining Fair Value Under SFAS 123R
     Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock options. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock options is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
     Valuation and Amortization Method. The Company estimates the fair value of stock-based awards on the grant date using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
     Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company uses the simplified method prescribed under SAB 107 to determine the expected life based on the average of the vesting period(s) and the contractual life of the option. Stock options granted during the three and nine month periods ended September 30, 2005 have vesting periods of one, three or four years and contractual terms of ten years, resulting in expected terms ranging from five to six-and-one-quarter years. There were no stock options granted during the three month period ended September 30, 2006. Stock options granted during the nine month period ended September 30, 2006 have vesting periods of three years and contractual terms of ten years, resulting in an expected term of six years. Options vesting over multiple years vest proportionately on each annual anniversary date. Outstanding options granted prior to January 1, 2006 have vesting periods of one, three or four years.
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
     A summary of the weighted average assumptions and fair values for options granted during the periods presented is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Expected dividend yield	0%	*	0%	0%
Risk free interest rate	4.1%	*	4.0%	4.8%
Expected stock volatility	0.77	*	0.79	0.69
Expected option life	6 years	*	6 years	5.7 years
Weighted average fair value granted during period	$10.36	*	$8.65	$9.05

*	No options were granted in the three months ended September 30, 2006.
Stock-based Compensation Under SFAS 123R
     The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123R for the three and nine month periods ended September 30, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(dollars in thousands)
Stock-based compensation:
Research and development	$598	$1,576
Sales and marketing	58	178
General and administrative	589	2,063

Total stock-based compensation	$1,245	$3,817

     There were no options granted during the three month period ended September 30, 2006. The weighted average grant-date fair value for options granted during the nine month period ended September 30, 2006 was $9.05. As of September 30, 2006, the Company had approximately $3.9 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of approximately 1.5 years.
     The following table presents the impact of the adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
	SFAS 123R	APB 25	SFAS 123R	APB 25
Condensed consolidated statement of operations:
Net loss	$(7,808)	$(7,225)	$(16,215)	$(14,824)
Net loss per share
Basic and Diluted	$(0.36)	$(0.34)	$(0.77)	$(0.70)
Condensed consolidated statement of cash flows:
Net cash provided by (used in) operating activities	$7,093	$7,093	$(7,978)	$(7,978)
Net cash provided by financing activities	$2,667	$2,667	$11,461	$11,461

Stock Option Activity
     At September 30, 2006, The Company had four stock compensation plans (including its 1990 Stock Option Plan under which no shares are available for future issuance). As of September 30, 2006, under all of the Company’s plans, options to purchase an aggregate of 2.5 million shares were outstanding, and an additional 1.0 million shares were authorized for future grants under the plans. The Company generally issues new shares for option exercises unless treasury shares are available for issuance. The Company has no treasury shares as of September 30, 2006 and has no plans to purchase any in the next year, however, the Company may accept the surrender of vested restricted shares from employees to cover tax requirements at its discretion.
     Options granted, exercised, canceled and expired under all of its stock compensation plans are summarized as follows (options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding December 31, 2005	2,688	$12.92
Options granted	124	13.98
Options exercised	(278)	11.81
Options canceled	(7)	11.05
Options expired	(2)	12.65

Outstanding at September 30, 2006	2,525	$13.10	5.9 years	$6,458

Exercisable at September 30, 2006	1,868	$12.71	4.9 years	$5,744

     At September 30, 2006, approximately 1.9 million vested stock options were issued, outstanding and exercisable with a weighted-average exercise price of $12.71 and approximately 0.7 million unvested stock options were issued and outstanding with a weighted average exercise price of $14.20. The $6.5 million aggregate intrinsic value of all stock options outstanding at September 30, 2006 is based on the $15.26 closing market price of the Company’s common stock on that date, and is calculated by aggregating the difference between $15.26 and the exercise price of each of the approximately 2.4 million outstanding vested and unvested stock options which have an exercise price less than $15.26. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was approximately $0.2 million and $1.5 million, determined as of the date of exercise. The total fair value of options that vested during the three and nine month periods ended September 30, 2006 was approximately $1.9 million and $3.8 million, respectively. The total fair value of options that were forfeited during the three and nine month periods ended September 30, 2006 was approximately $0 and $65,000, respectively.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$5.62 - $9.99	351,867	2.4	$8.20	320,336	$8.10
$10.00 - $12.43	325,100	4.6	10.95	305,268	10.94
$12.94 - $12.94	800,000	5.6	12.94	800,000	12.94
$13.35 - $16.00	948,433	7.9	14.53	342,201	14.48
$25.00 - $25.00	100,000	5.6	25.00	100,000	25.00

Totals	2,525,400	5.9	$13.10	1,867,805	$12.71

Pro Forma Information
     Prior to 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. Stock-based compensation reflected in net loss in the three and nine month periods ended September 30, 2005 related to restricted stock and to one 2002 below-market stock option grant and one 2002 consultant stock option grant, both of which fully vested in 2005. All other stock options granted had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for stock options granted in accordance with the method of SFAS 123R, net loss and basic and diluted net loss per share for the three and nine month periods ended September 30, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(dollars in thousands)
Net loss as reported	$(8,814)	$(23,245)
Add: Stock-based employee compensation included in the reported net loss	536	1,293
Deduct: Stock-based employee compensation, determined under fair value based methods	(1,025)	(3,391)

Pro forma net loss	$(9,303)	$(25,343)

Net Loss per share
Basic and diluted — as reported	$(0.46)	$(1.28)
Basic and diluted — pro forma	$(0.49)	$(1.39)
     Note 3 — Contractual Agreements
     Procter & Gamble (“P&G”): On January 27, 2006, the Company entered into a Product Development and License Agreement with P&G to develop and commercialize the Company’s PTH(1-34) nasal spray for the treatment of osteoporosis. Clinical and non-clinical studies on PTH(1-34) nasal spray are being completed in preparation for Phase III clinical development. Under terms of the agreement, the Company has granted P&G rights to the worldwide development and commercialization of PTH(1-34) nasal spray in exchange for an upfront fee, potential future milestone payments and royalties on product sales.
     Payments include a $10 million initial payment upon execution of the agreement, a $7 million milestone payment received in June 2006 and the potential for additional contractual payments of up to $15 million during the remainder of 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. The $7 million milestone payment was recognized in full as revenue in the three month period ended June 30, 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, the Company is eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
     The Company and P&G will jointly develop PTH(1-34) nasal spray and P&G will reimburse the Company for any development activities performed by the Company under the agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of PTH(1-34) nasal spray while Nastech will be responsible for the chemistry, manufacturing and controls (CMC) sections of the FDA regulatory submission. In June 2006 the Company announced an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for both clinical and commercial product of this investigational treatment for osteoporosis. Under terms of the supply agreement, the Company will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.
     Galenea: In February 2006, the Company acquired the RNAi intellectual property (“IP”) estate and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. The Company also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, the Company assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), and the Department of Defense to support the development of RNAi-based antiviral drugs.
     RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which the Company believes is an urgent global concern. This program complements the Company’s current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.
     Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use as set forth in Statement of Financial Accounting Standard No. 2, “Accounting for Research and Development Costs.” This charge has been included in research and development expense for the nine months ended September 30, 2006. Additionally, approximately $0.1 million was allocated to purchased fixed assets to be depreciated over estimated remaining useful lives.
     Amylin Pharmaceuticals, Inc.— In June 2006, the Company announced an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug application (“IND”) with the FDA in July 2006 to allow clinical trials to begin, and began clinical trials in the three month period ended September 30, 2006.
     Under terms of the agreement, the Company will receive milestone payments and royalties on product sales. If the development program is successful and the product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success.
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
     On July 10, 2006, the Company received written notification from the FDA stating that the Company’s ANDA for nasal calcitonin-salmon was not approvable at this time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation although no allergic reactions have been observed in any of the clinical trials conducted by the Company and other existing marketed nasal spray products contain chlorobutanol as the preservative. On September 29, 2006, the Company announced that it had submitted a complete response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted the Company’s submission for review, indicating that the generic division of the FDA has maintained jurisdiction of the Company’s filing. Furthermore, the FDA has indicated that the Company’s response is classified as a major amendment to the ANDA, and the Company therefore expects that the FDA will take at least six months to complete its review of the Company’s submission. If the Company is not successful at keeping this application as an ANDA then a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time the Company is not able to determine when, if at all, the Company’s calcitonin product will receive marketing approval from the FDA.

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
     Questcor Pharmaceuticals, Inc. — In September 2003, the Company completed the sale of certain assets relating to its Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor Pharmaceuticals, Inc. (“Questcor”). The Company filed a New Drug Application (“NDA”) of a nasal spray product configuration of Nascobal® in 2003 and was to continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of Questcor. The Company recognized a gain of approximately $4.2 million on the sale of the assets in 2003. The gain was calculated as $14 million in non-contingent proceeds, less the net book value of the assets of $8.1 million, less costs and fees. At the date of the sale, approximately $1 million of the gain relating to the fair value of work to be completed on the filing of the NDA for the Nascobal® nasal spray product was deferred and recognized later in 2003 as revenue.
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
     Questcor assignment to QOL Medical, LLC — On October 17, 2005, with the consent of the Company, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated September 2003 to QOL Medical, LLC (“QOL”). The Company received $2.0 million from Questcor on October 19, 2005 in consideration for its consent to the assignment and in connection with the Company entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized on a straight-line basis over the five-year life of the QOL agreement.
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
     Merck/PYY — In September 2004, the Company entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Agreements”) with Merck, for the global development and commercialization of PYY Nasal Spray, the Company’s product for the treatment of obesity. Under the Agreements, the Company received an initial cash payment of $5 million in 2004. The $5 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in the accompanying balance sheet. The Agreements entered into with Merck in September 2004 for PYY were terminated on March 1, 2006. Under the agreement, Nastech reacquired its rights in the PYY program. The unamortized $3.7 million balance of the $5 million initial payment was recognized as revenue in the nine-month period ended September 30, 2006.
     The Company has continued PYY product development on its own, and on August 14, 2006, the Company announced the initiation of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of Nastech’s PYY nasal spray in obese subjects.

     Government Grants — On August 29, 2006, the Company announced that the NIH awarded the Company a Phase 1 Small Business Innovation Research (SBIR) grant of $383,000 to further develop the Company’s siRNA therapeutics to prevent and treat influenza. These funds were received by the Company in September 2006 and recognized as grant revenue during the three month period ended September 30, 2006. On September 26, 2006, the Company announced that the NIH awarded the Company a $1.9 million Research Project (R01) grant to prevent and treat influenza.
Note 4 — Stockholders’ Equity
     Common Stock Offerings — In a 2001 private offering, the Company granted warrants to purchase 68,000 shares of its common stock at any time prior to May 11, 2005, at an exercise price of $7.50 per share of common stock. As of December 31, 2005, all warrants relating to this private placement have been exercised. In connection with such private placement, the Company granted additional warrants to purchase 595,155 shares of its common stock, of which 430,062 warrants were exercisable at any time prior to March 22, 2006 and 165,093 warrants were exercisable at any time prior to May 11, 2006, at an exercise price of $6.34 per share. As of September 30, 2006, all warrants issued in connection with these private placements have been exercised.
     In September 2003, the Company completed the sale of 1,513,069 units, each unit consisting of one share of common stock and one five year warrant convertible into 0.35 common shares, to certain accredited investors in a private placement transaction for an aggregate purchase price of $11 million, prior to the deduction of fees and commissions totaling $1,037,000. The units were sold at $7.27 per unit, which was an 18% discount from the volume weighted average stock price for the 10 days prior to the completion of the private placement transaction. The warrants are exercisable for 529,574 shares of common stock at an exercise price per share of $11.09, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants expire in September 2008. At September 30, 2006, 337,001 warrants issued in connection with this private placement had been exercised.
     In June, 2004, the Company completed the sale of 1,136,364 shares of its common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to its $30 million effective shelf registration statement. Subsequent dilution has resulted in a contractual reduction in exercise price to $14.26 and an increase in warrants outstanding to 516,384. The offering resulted in gross proceeds of approximately $12.5 million to the Company prior to the deduction of fees and commissions of $229,000. The warrants vested in December 2004, and are exercisable until June 2009. At September 30, 2006, no warrants issued in connection with this private placement have been exercised.
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
     Warrants — Additional information on warrants for the Company’s common stock is as follows:

	Exercise Price of Warrants			Total
	$6.34	$11.09	$14.26	Warrants
Warrants outstanding at December 31, 2005	458,395	433,288	516,384	1,408,067
Exercised during the nine months ended September 30, 2006	(458,395)	(240,715)	—	(699,110)

Warrants outstanding at September 30, 2006	—	192,573	516,384	708,957

Warrants expiring in September 2008	—	192,573	—	192,573
Warrants expiring in June 2009	—	—	516,384	516,384
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Unvested restricted shares outstanding, beginning of period	148,823	493,228	145,620	444,322
Restricted shares issued	308,169	125,710	389,052	276,656
Restricted shares forfeited	(15,955)	(2,328)	(25,515)	(14,635)
Restricted shares vested	(14,703)	(76,096)	(82,823)	(165,829)

Unvested restricted shares outstanding, end of period	426,334	540,514	426,334	540,514

Non-cash restricted stock compensation expense, net of forfeitures	$492,000	$547,000	$1,006,000	$1,753,000

Average award price during period	$14.59	$13.04	$13.85	$14.26
     Shelf Registration Statement — At September 30, 2006, the Company had one effective shelf registration statement on Form S-3. A shelf registration statement enables the Company to raise capital from the offering of securities covered by the shelf registration statements, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and cash needs. In December 2003, the Company filed a shelf registration statement with the SEC, which was declared effective by the SEC on January 14, 2004, pursuant to which it may issue common stock or warrants, up to an aggregate of $30 million. The balance remaining on this shelf registration at September 30, 2006 is approximately $10.1 million. On October 19, 2006, the Company filed a shelf registration statement on Form S-3 for $125.0 million of common stock which includes the remaining $10.1 million balance from one of the Company’s previous shelf registration statements. As of the date of this filing, the new $125.0 million shelf has not been declared effective by the SEC.
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

     We are a pharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology for delivering both large and small molecule drugs across mucosal barriers, initially the nasal mucosa, and small interfering RNA (“siRNA”) therapeutics. Using our intranasal technology, we create or utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the intranasal mucosa, the gastrointestinal tract, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
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
     Our goal is to become a leader in both the development and commercialization of innovative, intranasal drug delivery products and technologies and in therapeutic RNAi. Key elements of our strategy include:
•	Applying Our Tight Junction Technology and Other Drug Delivery Methods to Product Candidates. We will focus our research and development efforts on product candidates, including, peptides, large molecules, small molecules and therapeutic siRNA, where our proprietary technologies utilizing tight junctions may offer clinical advantages such as improved safety and clinical efficacy or increased patient compliance due to elimination of injection site pain and avoidance of injection site irritation. We will also continue to search for applications of our tight junction technology to improve other forms of drug delivery, including oral, pulmonary and intravenous delivery.

•	Pursuing Collaborations with Pharmaceutical and Biotechnology Companies. We will continue to try to establish strategic collaborations with pharmaceutical and biotechnology companies. Typically, we collaborate with partners to commercialize our product candidates by utilizing their research and development, regulatory compliance, marketing and distribution capabilities. We may also assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials, or are even currently marketed. We intend to structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase, revenue from manufacturing upon commercialization and patent-based royalties on future sales of products.

•	Strategically Developing and Commercializing Product Candidates on Our Own. In select cases where we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and distribute our products.

•	Utilizing Our Manufacturing Expertise and Capabilities. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how which we believe would be difficult for our competitors to replicate easily. These capabilities give us competitive advantages including the ability to prepare the chemistry, manufacturing and controls section of the new drug application (the “NDA”) filing with the U.S. Food and Drug Administration (the “FDA”) and maintain a high-level of quality control in manufacturing product candidates for clinical trials and FDA-approved products for commercialization. We believe our manufacturing capabilities will meet our projected capacity needs for the foreseeable future.
     We are engaged in a variety of research, preclinical and clinical development activities to identify and develop viable product candidates in therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of September 30, 2006, we had 29 patents issued and 281 patent applications filed to protect our proprietary technologies.
     As of September 30, 2006, we had an accumulated deficit of $131.8 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As discussed elsewhere, in February 2006, we received a $10.0 million license fee from P&G and in June 2006 we received a $7.0 million milestone payment from P&G. We expect to receive additional contractual payments in 2006 from P&G under the February 2006 license agreement.
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
     Payments include a $10 million license fee received upon execution of the agreement, a $7 million milestone fee received in June 2006 and the potential for additional contractual payments of up to $15 million during the remainder of 2006. The $10 million initial payment received in has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. The $7 million milestone payment was recognized in full as revenue in the three months ended June 30, 2006. In total, milestone payments could reach $577 million over the life of the project depending upon the successful continuation of the development program, completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the agreement, upon commercialization we are eligible to receive double-digit percentage patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
     We will jointly develop PTH(1-34) nasal spray with P&G and will be reimbursed by P&G for development activities we perform under the agreement. P&G will assume responsibility for clinical and non-clinical studies and regulatory approval while we will be responsible for the chemistry, manufacturing and controls sections of regulatory submissions. In June 2006 we announced an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for both clinical and commercial product of this investigational treatment for osteoporosis. Under terms of the supply agreement, Nastech will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved by the FDA. P&G will direct worldwide sales, marketing, and promotion of PTH(1-34) nasal spray.
     PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth is the same active ingredient that is being marketed as an injectable product, Forteo® by Eli Lilly and Company (“Lilly”). We have developed a proprietary intranasal formulation of PTH(1-34) and as of September 30, 2006 have filed ten U.S. patent applications containing an aggregate of 317 claims, and one Patent Cooperation Treaty (“PCT”) Application.
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
     Amylin Pharmaceuticals, Inc.— In June 2006, we announced an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug application (“IND”) with the FDA in July 2006 to allow clinical trials to begin, and began clinical trials in the three month period ended September 30, 2006.

     Under terms of the agreement, we will receive milestone payments and royalties on product sales. If the development program is successful and the product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success.
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
     On July 10, 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at this time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation, although no allergic reactions have been observed in any of the clinical trials conducted by us and other existing marketed nasal spray products contain chlorobutanol as the preservative. On September 29, 2006, we announced that we had submitted a complete response to the FDA’s Office of Generic Drugs regarding the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. Furthermore, the FDA has indicated that our response is classified as a major amendment to the ANDA, and we therefore expect that the FDA will take at least six months to complete its review of our submission. If we are not successful at keeping this application as an ANDA then a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time we are not able to determine when, if at all, the Company’s calcitonin product will receive marketing approval from the FDA.
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
     Merck Partnership/PYY
     The strategic collaboration that we entered into with Merck in September 2004 for PYY was terminated on March 1, 2006. Under the agreement, Nastech reacquired its rights in the PYY program.
     We have continued PYY product development on our own, and on August 14, 2006, we announced the initiation of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of Nastech’s PYY nasal spray in obese subjects.
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
     Galenea Corp./MIT. We have expanded our RNAi pipeline by initiating an RNAi therapeutics program targeting influenza and respiratory diseases. In connection with this new program, in February 2006 we acquired Galenea’s RNAi IP estate and other technologies. The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, and the Department of Defense to support the development of RNAi-based antiviral drugs.
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
     Government Grants. On August 29, 2006, we announced that the NIH awarded us a Phase 1 Small Business Innovation Research (SBIR) grant to further our siRNA therapeutics to prevent and treat influenza. The grant, in the amount of $0.4 million, was received by us in September 2006 and recognized as grant revenue during the three month period ended September 30, 2006. On September 26, 2006, we announced that the NIH awarded us a $1.9 million Research Project (R01) grant to prevent and treat influenza.
     Cash Position and Recent Financings
     As of September 30, 2006, we had approximately $56.4 million in cash, cash equivalents and short-term investments, including approximately $2.2 million in restricted cash and short-term investments. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million shelf registration statement that was declared effective by the SEC on January 14, 2004. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At September 30, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million. On October 19, 2006, we filed a shelf registration statement on Form S-3 for $125.0 million of common stock which includes the remaining $10.1 million balance from one of our previous shelf registration statements. As of the date of this filing, the new $125.0 million shelf has not been declared effective by the SEC.
     In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC on October 8, 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. In August 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At September 30, 2006, no shares remained available on this shelf registration statement.
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
Revenue Recognition
     Most of our revenues result from research and licensing arrangements. These research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for research and development services performed, revenue from product manufacturing and product sales royalties or revenue. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and, for contracts with multiple deliverables, we allocate arrangement consideration based on the fair value of the elements under guidance from Emerging Issues Task Force Issue 00-

21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, revenue arrangements with multiple deliverables may be divided into separate units of accounting such as product development and contract manufacturing. Revenue is allocated to these units based upon relative fair values with revenue recognition criteria considered separately for each unit.
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
     Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part. We recognize such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, revenue is either recognized when the earnings process is deemed to be complete or in a manner similar to that of an upfront technology license fee.
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
     Under the guidance of EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.
     Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant and that the grant will be received.
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized during current periods is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the nine months ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.
     The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     Upon adoption of SFAS 123R we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The adoption of SFAS 123R will result in recognition of additional non-cash stock-based compensation expense and, accordingly, will increase net loss in amounts which likely will be considered material. Our stock-based compensation philosophy did not change with the adoption of SFAS 123R. Since mid-2004, we have granted options and restricted stock to executive management and directors, and restricted stock to employees. There was no acceleration of vesting associated with the adoption of SFAS 123R. Our total unrecognized compensation cost related to unvested stock options was approximately $3.9 million at September 30, 2006, and we expect to recognize this cost over a weighted average period of approximately 1.5 years.
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
Results of Operations
Revenue and cost of revenue
     Our revenue consists of product sales and license and research fees. Revenue totaled approximately $5.5 million and $23.7 million for the three month and nine month periods ended September 30, 2006, increases of approximately $4.3 million and $17.5 million over the prior year periods. The increases are due primarily to the revenue recognized under the collaboration agreement with P&G including a portion of the $10.0 million license fee, revenue for R&D services performed and recognition of a $7.0 million milestone payment. In addition, in the 2006 periods we recognized approximately $3.7 million in deferred license fees as a result of the termination of our collaboration with Merck and revenue earned under contracts with other collaborative partners over their estimated remaining development periods. Estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control. We recognized a $2.0 million payment from Questcor relating to the FDA approval of our Nascobal® nasal spray product in the nine months ended September 30, 2005.
     Our product revenue consists of sales of Nascobal® nasal gel and nasal spray. During the three and nine month periods ended September 30, 2006, we recognized approximately $32,000 and $624,000 of product revenue, respectively. During the interim periods ended September 30, 2005, we did not produce or ship any Nascobal® nasal gel or nasal spray under the supply agreement with Questcor. Effective in October 2005, the distribution of our Nascobal® nasal gel and spray products has been transferred from Questcor to QOL. Cost of product revenue as a percent of product revenue was approximately 41% and 50% for the three and nine month periods ended September 30, 2006. We expect to continue to receive product revenue under the QOL supply agreement.
     The dollar and percentage increases in revenue may not be indicative of performance in future periods. Additional information on our revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Product revenue, net	$—	$32	$—	$624
License and research fees
Questcor FDA approval milestone payment	—	—	2,000	—
Revenue recognized under the terminated Merck agreements	913	—	2,789	3,741
Revenue recognized under the P&G agreement	—	4,752	—	17,660
Other license and research fees	310	378	1,366	1,266

License and research fees, total	1,223	5,130	6,155	22,667
Government grant revenue	—	383	—	383

Total revenue	$1,223	$5,545	$6,155	$23,674

Dollar increase		$4,322		$17,519
Percentage increase		353%		285%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
PTH(1-34)	17%	33%	15%	29%
Tight Junctions and RNAi	29%	21%	25%	24%
Insulin	—	10%	—	11%
Influenza	—	9%	—	8%
Calcitonin	18%	5%	30%	7%
Peptide YY	22%	4%	16%	4%
Other R&D projects (1)	14%	18%	14%	17%

	100%	100%	100%	100%
Total R&D expense	$8,099	$10,483	$22,559	$26,956 (2)
Dollar increase		2,384		4,397
Percentage increase		29%		19%

(1)	Other research and development projects include our feasibility projects, oral abuse-resistant opioid, morphine gluconate and other projects.

(2)	Excludes purchased in-process R&D from Galenea of approximately $4.1 million in the nine months ended September 30, 2006. We believe that presenting R&D expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D expense.
     The 29% increase in research and development expense in the three month period ending September 30, 2006 compared to the same period in 2005 resulted primarily from the following:
•	Personnel-related expenses increased by approximately 44% to $4.9 million compared to $3.4 million in the prior year period due to an increase in headcount in support of our research and development programs and due to an increase of approximately $0.4 million in non-cash stock compensation. R&D headcount increased from 100 at September 30, 2005 to 151 at September 30, 2006.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by approximately 23% to $3.2 million compared to $2.6 million in the prior year period due to purchases of active pharmaceutical ingredients used in our PTH and RNAi programs and clinical trials initiated for our PYY and insulin programs.

•	Facilities and equipment costs increased approximately 67% to $2.0 million from $1.2 million in the prior year period due to rent and related expenses on additional space leased and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

•	Research and development administrative expenses decreased by approximately 56% to $0.4 million from $0.9 million in the prior year period due to patent license fees incurred in 2005.
The 19% increase in research and development expense (excluding purchased IPR&D) in the nine month period ending September 30, 2006 compared to the same period in 2005 resulted primarily from the following:
•	Personnel-related expenses increased by approximately 48% to $13.9 million compared to $9.4 million in the prior year period due to an increase in headcount in support of our research and development programs and due to an increase of approximately $1.3 million in non-cash stock compensation.

•	Costs of clinical trials, consulting, outside services and laboratory supplies decreased by approximately 15% to $7.1 million compared to $8.4 million in the prior year period as the 2005 period included significant clinical trial expenses for calcitonin.

•	Facilities and equipment costs increased approximately 43% to $5.0 million from $3.5 million in the prior year period due to rent and related expenses on additional space leased and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

•	Research and development administrative expenses decreased by approximately 31% to $0.9 million from $1.3 million in the prior year period due to patent license fees incurred in 2005.
     Purchased IPR&D expenses, excluded from the table above but included in total research and development expense, were approximately $4.1 million in the nine months ended September 30, 2006 compared to zero in the prior year period and related to purchased in-process research and development costs from Galenea Corp. in the field of RNAi related to influenza.
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
Sales and marketing
     Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. Total sales and marketing expense and dollar and percentage changes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Total sales and marketing expense	$345	$505	$963	$1,335
Dollar increase		160		372
Percentage increase		46%		39%
     The increases in the three and nine month periods ended September 30, 2006 over the same periods in 2005 resulted primarily from increased business development personnel costs and increases in spending on market research, conference related activities, non-cash stock compensation and business development efforts. We expect sales and marketing costs, which includes business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our drug candidates.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Total general and administrative expense	$2,019	$2,943	$6,949	$9,194
Dollar increase		924		2,245
Percentage increase		46%		32%

     The increases in the three and nine month periods ended September 30, 2006 over the same periods in 2005 were due primarily to increases in non-cash stock compensation of $0.3 million and $1.1 million, respectively. The remaining increases were due to increased compensation-related expenses related to the hiring of additional personnel supporting R&D and compliance activities, legal fees, corporate insurance and annual and board meeting expenses. We expect general and administrative expenses to remain stable or to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.
Interest Income
     The following table sets forth information on interest income, average funds available for investment and average interest rate earned:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Interest income	$496	$751	$1,321	$2,107
Average funds available for investment	$59,800	$60,800	$61,400	$59,500
Average interest rate, annualized	3.3%	5.1%	2.9%	4.7%
     The increase in interest income in the three and nine month periods ended September 30, 2006 over the 2005 periods was due primarily to increases in prevailing market interest rates in the current year period.
Interest Expense
     We incur interest expense on our capital leases and, formerly, on notes payable. The following table sets forth information on interest expense, average borrowings and average interest rate earned:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Interest expense	$75	$162	$265	$405
Average borrowings under capital leases and notes payable	$4,300	$7,600	$5,400	$6,300
Average interest rate, annualized	7.0%	8.5%	7.0%	8.6%
     The increase in interest expense in the three and nine month periods ended September 30, 2006 is due to a combination of higher average borrowing rates and amounts borrowed during the 2006 periods compared to the 2005 periods. Interest rates on outstanding borrowings under the GE Capital leases range from approximately 8% to approximately 11%.
Liquidity and Capital Resources
Cash Requirements
     Our capital requirements consist primarily of the need for working capital, including funding research and development activities and capital expenditures for the purchase of equipment. From time to time, we may also require capital for investments involving acquisitions and strategic relationships. We have an accumulated deficit of approximately $131.8 million as of September 30, 2006, and expect additional operating losses in the foreseeable future as we continue to expand our research and development activities. In addition, we are planning to enter into various collaborations in furtherance of our research and development programs. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
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
     In June 2004, we completed the sale of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to our $30 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million to us prior to the deduction of fees and commissions of $229,000. The warrants vested on December 25, 2004, and are exercisable until June 25, 2009. At September 30, 2006, the amount remaining available on this shelf registration statement was approximately $10.1 million. In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement that was declared effective by the SEC in October 2004. The offering resulted in gross proceeds of approximately $57.4 million to us, prior to the deduction of fees and commissions of $4.5 million. On August 30, 2005, we completed a public offering of 1,725,000 shares of our common stock at a price of $13.50 per share pursuant to our $80 million shelf registration statement and a $0.7 million post effective amendment filed on August 25, 2005 pursuant to Rule 462(b) of the Securities Act. The offering resulted in gross proceeds of approximately $23.3 million to the Company, prior to the deduction of fees and commissions of approximately $1.7 million. At September 30, 2006, the amount remaining available on this shelf registration statement was zero. On October 19, 2006, we filed a shelf registration statement on Form S-3 for $125.0 million of common stock which includes the remaining $10.1 million balance from one of our previous shelf registration statements. As of the date of this filing, the new $125.0 million shelf has not been declared effective by the SEC.
     In the nine months ended September 30, 2006, we received approximately $5.5 million from the exercise of common stock warrants and approximately $3.1 million from the exercise of common stock options.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales for us.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10 million in February 2006. The $10 million initial payment has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. In the three months ended June 30, 2006 we received and recognized a $7.0 million milestone payment from P&G. The arrangement includes the potential for additional contractual payments of up to $15 million during the remainder of 2006. In total, contractual payments could reach $577 million over the life of the project depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under our agreement with P&G, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

•	Under our collaborative arrangement with Merck, we received an initial cash payment of $5 million in October 2004. The $5 million initial payment was being amortized over the estimated development period until the collaboration with Merck for PYY was terminated on March 1, 2006, at which time the $3.7 million balance of the unamortized license payment was recognized as revenue. Under the agreement, Nastech reacquired its rights in the PYY program.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment in October 2004 which was amortized over the estimated development period.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2 million from Questcor upon FDA approval of a New Drug Application for the Nascobal® nasal spray product. On October 17, 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 to QOL. We received $2.0 million from Questcor on October 19, 2005 in consideration for our consent to the assignment and in connection with us entering into an agreement with QOL which modified certain terms of the Asset Purchase and Supply Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.

     Total sources and uses of cash for the periods indicated are as follows:

	Nine Months Ended
	September 30,
	2005	2006
	(dollars in thousands)
Cash used in operating activities	$(23,369)	$(7,978)
Cash used in investing activities	(14,790)	(9,171)
Cash provided by financing activities	28,273	11,461

Net decrease in cash and cash equivalents	$(9,886)	$(5,688)

     Our operating activities used cash of $8.0 million in the first nine months of 2006 compared to $23.4 million in the first nine months of 2005. Cash used in operating activities relates primarily to funding net losses, adjusted by changes in balance sheet account balances and partially offset by non-cash charges related to depreciation and amortization of property and equipment and stock compensation. Deferred revenue provided approximately $3.2 million in operating cash in the current period due primarily to the recording of a $10 million 2006 receipt from P&G as deferred revenue, compared to using approximately $1.6 million in the prior year period as a result of amortization of Merck and Par deferred revenue. We received a $383,000 government grant in the 2006 period compared to zero in the 2005 period. We expect to use cash for operating activities in the foreseeable future as we continue our research and development activities.
     Our investing activities used cash of $9.2 million in the first nine months of 2006 compared to $14.8 million in the first nine months of 2005. Changes in cash from investing activities are due primarily to purchases of short-term investments, net of maturities and investments in property and equipment. We expect to continue to invest in our research and development infrastructure, including the purchase of equipment to support our research and development activities.
     Our financing activities provided cash of $11.5 million in the first nine months of 2006 compared to providing cash of $28.3 million in the first nine months of 2005. Cash provided in the 2006 period primarily resulted from proceeds from the exercise of common stock options of approximately $3.1 million and common stock warrants of approximately $5.5 million. During the nine months ended September 30, 2006, we drew down approximately $6.3 million on a capital lease facility. During the nine months ended September 30, 2005, we repaid approximately $8.4 million on our Revolving Line of Credit and terminated the facility, and we drew down approximately $2.9 million on a capital lease facility. As a result of the loan payoff in the 2005 period, our restricted cash balance decreased by $8.0 million.
Liquidity
     We had a working capital (current assets minus current liabilities) surplus of $48.9 million as of September 30, 2006 and $55.2 million as of December 31, 2005. As of September 30, 2006, we had approximately $56.4 million in cash, cash-equivalents and short-term investments, including approximately $2.2 million in restricted cash and short-term investments. Our cash position for the nine months ended September 30, 2006 decreased by approximately $5.7 million. During the comparable 2005 period, our cash position decreased by approximately $9.9 million. Revenue recognized in the nine months ended September 30, 2006 was higher than that of the prior year period and the current period net loss was lower than that of the prior year period, primarily due to the uneven timing of revenue recognition of contractual payments, period and higher expenses in 2006 compared to 2005. Additionally we had higher levels of warrant and option exercises in 2006 compared to 2005. In light of these factors, we caution that the current period results may not be indicative of performance in future periods. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of September 30, 2006, the unused portion of our 2006 capital lease credit line of $7.5 million for financing equipment and leasehold assets was approximately $1.3 million.

Contractual Obligations
     Our contractual obligations have changed since December 31, 2005 to September 30, 2006 as follows:
•	At September 30, 2006 our operating lease obligations increased to approximately $30.4 million (through February 2016) from approximately $19.3 million at December 31, 2005. This is due to a new facility lease signed in 2006 adding approximately $12.6 million in rental payments through February 2016, partially offset by approximately $1.5 million in rents paid during the nine months ended September 30, 2006.

•	Our capital lease obligations increased by approximately $4.9 million to approximately $11.2 million (including future interest payments) at September 30, 2006 due to approximately $7.5 million (including approximately $1.2 million of future interest payments) in new leases funded offset by approximately $2.6 million in payments (including $0.4 million in interest payments made during the nine months ended September 30, 2006.

•	Our purchase obligations increased by approximately $2.9 million from approximately $0.6 million to approximately $3.5 million at September 30, 2006 due to purchase order activity (primarily for PTH(1-34)) during the nine months ended September 30, 2006.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 5, 2005, also invested in high quality corporate issues (Standard & Poors double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at September 30, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $550,000 to interest income on an annual basis.
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
     (b) Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

PART II – OTHER INFORMATION
ITEM 1A – RISK FACTORS
     The disclosures in Item 1A — Risk Factors in our annual report on Form 10-K for the year ended December 31, 2005 (the “10-K”) under the captions “we are dependent on our collaborative arrangement with third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we fail to negotiate or maintain successful collaborative arrangements” on page 26 of the 10-K, is hereby supplemented by adding the following at the end of such disclosure:
     We are also dependent on contracts with government agencies to fund certain product development candidates. There is currently work being performed and reimbursed by governmental agencies for the development of one of our drug candidates. Any contracts with governmental agencies may not be completed on terms favorable to us, or at all, and any revenues under such contracts may not cover the development costs of our programs. These grants are subject to review and audit by the federal government and any such audit could lead to requests for reimbursement for any expenditure disallowed under the terms of the grant. Additionally, any noncompliance with the terms of these grants could lead to loss of current or future awards.
ITEM 6 – EXHIBITS
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 1, 2006.

NASTECH PHARMACEUTICAL COMPANY INC.
By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker
Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc.(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment, dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, with Ditty Properties Limited Partnership, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006 and incorporated herein by reference).(1)

Exhibit
No.	Description
10.7	First Amendment, dated July 17, 2006, to Lease Agreement dated March 1, 2006 with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech Pharmaceutical Company Inc. and Gordon C. Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference).

10.13	Employment Agreement effective as of September 15, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (field as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006 and incorporated herein by reference).

10.14	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.15	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (2).

10.20	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

Exhibit
No.	Description
10.21	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.22	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.23	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.24	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.25	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.26	Amendment No. 4 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-8, File No. 333-135724, and incorporated herein by reference).

10.27	Amendment No. 5 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (2).

10.28	Restricted Stock Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.29	Incentive Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.30	Non-Qualified Stock Option Grant Agreement effective July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.31	Amendments to Certain Grant Agreements effective as of July 20, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.32	Stock Option Agreement dated as of August 25, 2004 between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.33	Restricted Stock Grant Agreement effective August 25, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.34	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.35	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Philip C. Ranker. (filed as Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.36	Restricted Stock Grant Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.37	Incentive Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.38	Non-Qualified Stock Option Grant Agreement dated as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.39	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.40	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Gordon Brandt, M.D.(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.41	Restricted Stock Grant Agreement effective December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.42	Stock Option Agreement dated as of December 16, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.43	Restricted Stock Grant Agreement effective January 21, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.44	Restricted Stock Grant Agreement effective October 5, 2005 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.45	Stock Option Agreement dated as of January 21, 2005 between Nastech Pharmaceutical Company Inc. and Mr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 21, 2005 and incorporated herein by reference).

10.46	Stock Option Agreement dated as of October 5, 2005 between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson, Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2005 and incorporated herein by reference).

10.47	Restricted Stock Grant Agreement effective May 25, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.48	Stock Option Agreement dated as of May 25, 2005 between Nastech Pharmaceutical Company Inc. and Mr. David E. Wormuth (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 25, 2005 and incorporated herein by reference).

10.49	Restricted Stock Grant Agreement effective as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.50	Incentive Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.51	Non-Qualified Stock Option Grant Agreement dated as of January 30, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference).

10.52	Restricted Stock Grant Agreement effective August 11, 2004 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.53	Restricted Stock Grant Agreement effective July 1, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.54	Restricted Stock Grant Agreement effective September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.55	Restricted Stock Grant Agreement effective July 14, 2006 by and between Nastech Pharmaceutical Company Inc. and Mr. Bruce R. York (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.56	Amendments to Certain Grant Agreements by and between Nastech Pharmaceutical Company Inc. and Gordon C. Brandt, M.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference).

10.57	Amendments to Certain Grant Agreements by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006 and incorporated herein by reference).

10.58	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.59	Form of Purchase Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.60	Form of Warrant (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.61	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
No.	Description
10.62	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.63	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.64	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.65	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.66	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.67	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.68	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)

10.69	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.70	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

10.71	Supply Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006 and incorporated herein by reference).(1)

10.72	Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Amylin Pharmaceuticals, Inc. dated June 23, 2006.(1) (filed as exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.73	Employment Agreement effective as of November 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Paul H. Johnson, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2006 and incorporated herein by reference).

31.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit
No.	Description
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.