Form 10-K
period 2006-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2007-03-07
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number 0-13789

NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)

Registrant’s telephone number, including area code:
(425) 908-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.006 par value	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $267.2 million as of June 30, 2006 based upon the closing price of $15.80 per share on the Nasdaq Global Market reported on that date.

As of February 28, 2007, there were 25,471,776 shares of the Registrant’s $0.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s fiscal year ended December 31, 2006 to be issued in conjunction with the Registrant’s annual meeting of stockholders expected to be held on June 13, 2007 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the Registrant with the SEC not later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2006.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K and the documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding;

•	our efforts to establish and maintain collaboration partnerships for the development of PTH(1-34) nasal spray, PYY(3-36) nasal spray, generic calcitonin-salmon nasal spray, exenatide nasal spray, insulin nasal spray, RNA interference or other programs;

•	the success or failure of our research and development programs or the programs of our partners;

•	the advantages and disadvantages of pharmaceuticals delivered nasally;

•	the need for improved and alternative drug delivery methods;

•	our efforts to collaborate with other pharmaceutical and biotechnology companies that have products under development;

•	our ability to successfully complete product research and development, including pre-clinical and clinical trials and commercialization;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	our ability to successfully manufacture the products of our research and development programs and our marketed products to meet current good manufacturing practices and to manufacture these products at a financially acceptable cost;

•	our ability to attract and retain our key officers and employees and manufacturing, sales, distribution and marketing partners;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits;

•	our ability to develop and commercialize our products before our competitors; and

•	the size of the drug delivery market.

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

PART I

ITEM 1.	Business.

OVERVIEW

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology. Using our technology, we create or utilize novel formulation components or excipients that can reversibly open the “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood brain barrier, which function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.

We believe our nasal drug delivery technology offers advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, to develop products that we manufacture and commercialize on our own.

We believe we are also at the forefront of small interfering RNA (“siRNA”) therapeutic research and development. Our RNA interference (“RNAi”) therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases.

Business Strategy

Our goal is to become a leader in both the development and commercialization of innovative, nasal drug delivery products and technologies, as well as in RNAi therapeutics. Key elements of our strategy include:

•	Applying Our Tight Junction Technology and Other Drug Delivery Methods to Product Candidates. We focus our research and development efforts on product candidates, including peptides, large and small molecules and therapeutic siRNA, for which our proprietary technologies may offer clinical advantages, such as improved safety and clinical efficacy, or increased patient compliance. We also will continue to search for applications of our tight junction technology to improve other forms of drug delivery, including oral, pulmonary and intravenous delivery.

•	Collaborations with Pharmaceutical and Biotechnology Companies. We will continue to establish strategic collaborations with pharmaceutical and biotechnology companies. Typically, we collaborate with partners to commercialize our internal product candidates by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We also assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials, or are even currently marketed. We generally structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase, revenue from manufacturing upon commercialization and patent-based royalties on future sales of products.

•	Developing and Commercializing Our Own Product Candidates. In select cases in which we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and commercialize our products.

•	Leveraging Our Manufacturing Expertise and Capabilities. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how, which we believe would be difficult for our competitors to replicate in the near term. These capabilities give us competitive advantages, including the ability to prepare the chemistry, manufacturing and controls (“CMC”) section of new drug application (“NDA”) filings with the U.S. Food and Drug Administration (“FDA”) and to maintain a high-level of quality control in manufacturing product candidates for clinical trials and FDA-approved products for commercialization. We believe our manufacturing capabilities will meet our projected capacity needs for the foreseeable future.

COLLABORATIONS AND PROGRAMS

Procter & Gamble Partnership

PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth, is the same active ingredient that is being marketed as an injectable product by Eli Lilly & Company (“Lilly”) under the trade name Forteo®. We have developed a proprietary nasal formulation of PTH(1-34) and as of January 31, 2007, have filed seven U.S. patent applications containing an aggregate of 214 claims, and one Patent Cooperation Treaty (“PCT”) Application. We are currently in Phase 2 clinical trials in this program and view a potentially non-invasive, nasally delivered alternative to Forteo® as a significant market opportunity.

On January 27, 2006, we entered into a Product Development and License Agreement (the “License Agreement”) with Procter & Gamble Pharmaceuticals, Inc. (“P&G”) to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under the terms of the License Agreement, we have granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received and recognized in full as revenue in 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

We will jointly develop our PTH(1-34) nasal spray with P&G and P&G will reimburse us for development activities performed by us under the License Agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of our PTH(1-34) nasal spray, while we will be responsible for the CMC sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.

On December 4, 2006, we entered into the First Amendment to the License Agreement (“the Amendment”) with P&G relating to PTH (1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to a $15.0 million milestone payment which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of an additional Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.

Par Pharmaceutical Partnership

In October 2004, we entered into a license and supply agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”) for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis. Under the terms of the agreement with Par Pharmaceutical, we will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par

Pharmaceutical will distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing following commercialization.

In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a calcitonin-salmon nasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the submission of our ANDA for the product. In September 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve our ANDA as filed prior to additional studies for safety and bioequivalence. In October 2005, we filed a response requesting that the FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under applicable law. In March 2006, the petitioner submitted an additional request to the FDA in response to our assertions in our October 2005 submission to the FDA. In May 2006, we filed an additional response requesting that the FDA deny the citizen’s petition.

Apotex Inc. (“Apotex”) has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for calcitonin-salmon nasal spray. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product.

In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information. We expect to submit this additional information in the first half of 2007, but we do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.

Merck Partnership

In September 2004, we entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Merck Agreements”) with Merck & Co., Inc. (“Merck”), for the global development and commercialization of PYY(3-36) nasal spray, our product for the treatment of obesity. The Merck Agreements provided that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while we would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to our exercise of an option to co-promote the product in the U.S. Under the Merck Agreements, we received an initial cash payment of $5.0 million in 2004. The $5.0 million initial payment initially was recorded as deferred revenue and was being amortized over the estimated development period.

The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in 2006. We have continued PYY product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects.

Amylin Pharmaceuticals, Inc.

In June 2006, we entered into an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for the initiation of studies in human subjects. Amylin began clinical trials in the third quarter of 2006.

Under terms of the agreement, we will receive both milestone payments and royalties on product sales. If the development program is successful and the development of this product continues to move forward, milestone payments could reach up to $89.0 million in total, based on specific development, regulatory and commercialization goals. Royalty rates escalate with the success of this product.

Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities performed under the agreement. Amylin has overall responsibility for the development program, including clinical, non-clinical and regulatory activities and our efforts will focus on drug delivery and CMC activities. If we reach a supply agreement with Amylin, we may supply commercial product to Amylin and its exenatide collaboration partner, Lilly. However, there can be no assurance that such a supply agreement will be executed.

RNAi Technology and Intellectual Property Acquisitions

We also are applying our drug delivery technology to a promising new class of therapeutics based on RNAi. siRNAs are double-stranded RNA molecules that are able to silence specific genes and reduce the amount of protein these genes produce. Specific proteins may be involved in causing a disease or be necessary for the replication of a pathogenic virus. The therapeutic use of RNAi in this manner requires the ability to deliver siRNA-based drugs inside the cells where the target proteins are produced. We have continued our research and development program to enhance the delivery of this potential new class of therapeutic drugs and have strengthened our RNAi development strategy through the acquisition of key technologies, intellectual property (“IP”) and licensing agreements.

Alnylam.  We entered into a license agreement in July 2005 with Alnylam Pharmaceuticals, Inc. (“Alnylam”), a biopharmaceutical company focused on developing RNAi-based drugs, pursuant to Alnylam’s InterfeRxtm licensing program. Under the license, we acquired the exclusive rights to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases, including rheumatoid arthritis and certain chronic diseases. Under our agreement with Alnylam, we paid an initial license fee to Alnylam, and we are obligated to pay annual and milestone fees and royalties on sales of any products covered by the license agreement.

Galenea.  We expanded our RNAi pipeline by initiating an RNAi therapeutics program targeting influenza and other respiratory diseases. In connection with this new program, in February 2006, we acquired RNAi IP and other RNAi technologies from Galenea Corp. (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology (“MIT”) that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we have assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offer potentially effective treatments for a future influenza pandemic, which is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, as life-threatening respiratory and systemic inflammation caused by excess TNF-alpha production can be a consequence of influenza infection.

Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon certain regulatory filings and approvals, and the sale of products. In connection with the transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. This charge was included in research and development expense in 2006.

Our lead siRNA product candidate, G00101, has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may reduce the potential for development of drug resistance and is a novel approach to therapies against influenza viruses. We believe G00101 represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi. G00101 can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic.

City of Hope.  In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities.

Independent Product Development

While we seek development and commercialization partnerships, such as our PTH(1-34) program with P&G, to maximize program value to our stockholders, we are also applying our technology and experience to develop other product candidates on our own (i.e., without a partner). Independent product development candidates include PYY, insulin and carbetocin. As these programs progress, we will evaluate the appropriateness of continued investment in them and whether bringing on a development and commercialization partner would increase the value of the program to our stockholders.

Other Collaborations

Questcor Pharmaceuticals, Inc./QOL Medical LLC.  In February 2005, the FDA approved our Nascobal® nasal spray 505(b)(2) application for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. We developed the Nascobal® nasal spray as an alternative to Nascobal®(Cyanocobalamin, USP) gel, an FDA-approved product launched in 1997.

Under the terms of the Questcor Asset Purchase and Supply Agreement, dated June 2003 (the “Questcor Agreements”), we entered into with Questcor Pharmaceuticals Inc. (“Questcor”), subject to certain limitations, we were obligated to manufacture and supply, and Questcor is obligated to purchase from us, all of Questcor’s requirements for the Nascobal® nasal gel and the Nascobal® nasal spray. In February 2005, Questcor paid us a milestone fee of $2.0 million upon receipt of FDA approval of the NDA for Nascobal® nasal spray.

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL Medical LLC (“QOL”). We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL.

Novo Nordisk A/S feasibility agreement.  In March 2006, we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S with respect to certain Novo Nordisk therapeutic compounds.

Cytyc Corporation.  In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, as of February 6, 2007, Cytyc notified us that it intends to terminate the license agreement in the near future. Accordingly, no further payments currently are anticipated to be received related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

THERAPEUTIC AREAS

We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts.

The following table summarizes the status of our clinical-stage product candidates at January 31, 2007.

Delivery
Initial					Technology/
Indication	Product	Clinical Status	Next Steps	Marketing Rights	Intellectual Property

Osteoporosis	Parathyroid Hormone PTH(1 -34) (Peptide)	Phase 2 study ongoing	Additional Phase 2 and pivotal Phase 3 clinical trials	P&G (worldwide) Nastech (certain U.S. co- promotion rights)	Tight junction/patents and applications
Osteoporosis	Calcitonin-salmon (Peptide)	ANDA submitted and accepted for review by the FDA	FDA review of ANDA ongoing	Par Pharmaceutical (U.S.) Nastech (rest of world)	Formulation patent applications
Obesity	PeptideYY(3-36)	Two Phase 1 studies completed in 2006; Phase 1 Rhinitis study ongoing	Phase 2 weight loss study	Nastech	Tight junction/ patents and applications; PYY patents and applications
Diabetes	Insulin	Phase 1 studies ongoing	Phase 2 efficacy study	Nastech	Tight junction patents and applications; insulin applications
Diabetes	Exenatide	Phase 1 studies ongoing	To be determined by Amylin	Amylin	Tight junction patents and applications
Autism	Carbetocin	Phase 1 study ongoing	Phase 2 efficacy study	Nastech	Tight junction patents and applications; carbetocin patent and applications

The following table summarizes the status of our pre-clinical product candidates at January 31, 2007.

Delivery
Initial					Technology/
Indication	Product	Clinical Status	Next Steps	Marketing Rights	Intellectual Property

Antivirals	RNAi directed against influenza virus	Preclinical	Preclinical safety and efficacy studies	Nastech	MIT and Galenea antiviral patent applications
Inflammation	RNAi directed against TNF-alpha	Preclinical	Preclinical safety and efficacy studies	Nastech	Alnylam patents and applications; delivery and technology patent applications
Various	Undisclosed compounds	Preclinical	Preclinical safety and PK studies	Novo Nordisk	Tight junction patents and applications
Anemia	Undisclosed compounds	Preclinical	Preclinical safety and PK studies	Undisclosed partners	IP applications and patents issued

CLINICAL-STAGE PRODUCT CANDIDATES

Osteoporosis

Osteoporosis is the development of low bone mass that compromises bone strength and increases the risk of bone fracture. According to the U.S. Department of Health and Human Services, Office of the Surgeon General, 2004 Bone Health and Osteoporosis: A Report of the Surgeon General, “Due primarily to the aging of the population, the prevalence of osteoporosis and low bone mass is expected to increase to 12 million cases of osteoporosis and 40 million cases of low bone mass among individuals over the age of 50 by 2010, and to nearly 14 million cases of osteoporosis and over 47 million cases of low bone mass in individuals over that age by 2020 (National Osteoporosis Foundation 2002). In other words, by 2020 one in two Americans over age 50 is expected to have or to be at risk of developing osteoporosis of the hip; even more will be at risk of developing osteoporosis at any site in the skeleton. One problem in estimating the frequency of osteoporosis is that many individuals may have the disease but [do] not know it.” To our knowledge, parathyroid hormone is the only product that has been shown in clinical trials to build bone rather than only slowing its rate of loss. Currently, Lilly’s injected Forteo® is the only commercially available PTH(1-34) therapy approved for the treatment of post-menopausal osteoporosis in women as well as osteoporosis in men. Despite the cost and the requirement for daily injections into the thigh or abdomen, Lilly reported $594.3 million in worldwide sales of Forteo® for 2006.

In addition, Novartis’ Miacalcin®, an FDA-approved and marketed nasal calcitonin-salmon spray, has been shown to increase spinal bone mass in post-menopausal women with established osteoporosis and is the only osteoporosis treatment specifically labeled to be used for women for whom estrogens are contraindicated. According to Novartis, nasal Miacalcin® had U.S. sales of approximately $199 million in 2006.

Parathyroid Hormone PTH(1-34).  PTH(1-34) is part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism. We have developed a proprietary nasal formulation of PTH(1-34) and, as of January 31, 2007, we have filed seven U.S. patent applications containing an aggregate of 214 claims, and one PCT Application. We are currently in Phase 2 clinical trials in this program and view a potentially non-invasive, nasally delivered alternative to Forteo® as a significant market opportunity.

In January 2006, we entered into the License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under the terms of the License Agreement, we have granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received and recognized in full as revenue in 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals. There can be no assurance, however, that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

We will jointly develop our PTH(1-34) nasal spray with P&G and P&G will reimburse us for development activities performed by us under the License Agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of PTH(1-34) nasal spray, while we will be responsible for the CMC sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.

In December 2006, we entered into the Amendment to the License Agreement with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License

Agreement relating to a $15.0 million milestone payment which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of an additional Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.

Clinical Trial Data.  Our clinical program was launched in the second quarter of 2004 and four Phase 1 clinical trials have been completed with PTH(1-34). The first two studies were exploratory Phase 1 studies designed to evaluate the pharmacokinetics of nasally and subcutaneously administered PTH(1-34). The third and fourth studies were pharmacokinetic studies in healthy (generally younger) volunteers and elderly volunteers, respectively. The pharmacokinetic study in healthy volunteers was initiated in July 2005 and results were announced in September 2005. The pharmacokinetic study in elderly volunteers was initiated in September 2005 and results were announced in February 2006. These studies demonstrated the ability to deliver our nasal PTH(1-34) product and provide similar exposure levels to the subcutaneous product, Forteo®. The nasal PTH(1-34) formulation was well-tolerated.

Current Initiatives.  In March 2005, we were advised by the FDA that, based on its current interpretation of FDA regulations, we may submit a Section 505(b)(2) application for our PTH(1-34) nasal spray. The 505(b)(2) pathway is a regulatory pathway for certain drugs that are already approved and on the market where patents and/or exclusivity on the product have expired but for which a change in dose, a change in indication, or a change in delivery route is being pursued. Through the 505(b)(2) process, the FDA can use its administrative findings of safety and efficacy of another sponsor’s NDA, in this case, Forteo®, to allow us to conduct a limited pre-clinical and clinical program, which we believe will shorten the timeline and reduce the cost for developing the program. Additionally, a complete CMC package will be provided, and once we submit our 505(b)(2) application, the FDA will review it as it does any other application.

We have discussed with the FDA a three-part clinical and non-clinical program to support an NDA for the nasal form of PTH(1-34) for osteoporosis. Part 1 was a non-clinical study in two animal species to evaluate any local irritation in the nasal cavity. This study was initiated at the end of 2005 and has been completed. Part 2 involved pharmacokinetic studies in two populations: healthy subjects and the elderly, both of which have been completed. The third part of the NDA submission is the demonstration of safety and efficacy for our nasal formulation. We have discussed with the FDA a non-inferiority imaging study comparing a nasal PTH(1-34) to injectable PTH(1-34) using bone mineral density (“BMD”) at a single skeletal location as the primary endpoint for assessing efficacy of a nasal version of PTH(1-34). Additional studies beyond the studies agreed to for marketing registration may be performed by our partner. Currently Phase 2 studies are being performed by P&G.

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

Clinical Trial Data.  In December 2003, we submitted to the FDA an ANDA for generic calcitonin-salmon nasal spray for the treatment of osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests, including spray characterization, designed to demonstrate the equivalence of our product to the reference listed drug, Miacalcin®. In February 2004, the FDA accepted the submission of our ANDA for the product. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to Miacalcin®, and has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities.

Current Initiatives.  In July 2006, we received notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we submitted a response to the FDA’s Office of Generic Drugs, which consisted of an extensive comparison of our product with the reference listed drug, Miacalcin®, using multiple analytical and bio-analytical methods. The FDA is actively reviewing this amendment, and has requested additional information. We expect to submit this additional information in the first half of 2007, but we do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn.

In September 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve our ANDA as filed prior to additional studies for safety and bioequivalence. In October 2005, we filed a response requesting that the FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under the law. We believe this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex has filed a generic application for its nasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s nasal salmon-calcitonin product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.

Obesity

Obesity is a chronic condition that affects millions of people worldwide and often requires long-term or invasive treatment to promote and sustain weight loss. According to recent estimates from the NIH, nearly two-thirds of U.S. adults are overweight and of those, nearly one-third are obese. Obesity among adults has doubled in the past two decades. Research studies have shown that obesity increases the risk of developing a number of adverse conditions, including type 2 diabetes, hypertension, coronary artery disease, ischemic stroke, colon cancer, post-menopausal breast cancer, endometrial cancer, gall bladder disease, osteoarthritis and obstructive sleep apnea. Currently-marketed prescription drugs for the treatment of obesity that we believe to be the principal competitors in this market include Xenical® from F.Hoffman-La Roche Ltd. (“Roche”), Meridia® from Abbott Laboratories (“Abbott”), and a number of companies’ generic and branded phentermines. Industry reports indicate that combined worldwide sales of Meridia® and Xenical® total approximately $900 million in 2006. We believe that if more efficacious products are developed, it is possible that the market for anti-obesity treatments could grow significantly.

Peptide YY(3-36).  Peptide YY(“PYY”), a high-affinity Y2 receptor agonist, may represent a new approach to the treatment of obesity. This hormone is naturally produced in the abdomen by specialized endocrine cells in proportion to the caloric content of a meal and is believed to reduce food intake by modulating appetite responses in the hypothalamus. Results from a study conducted by Dr. Stephen R. Bloom and colleagues published in The New England Journal of Medicine (September 4, 2003, Volume 349, Number 10, Pages 941-948), found that obese subjects had lower levels of pre-meal PYY than non-obese subjects, that obese subjects produced less PYY in response to eating, and that when PYY was administered before a meal, obese subjects ate approximately 30% fewer calories. Taken together, these findings suggest that PYY deficiency may contribute to the pathogenesis of obesity and that PYY supplementation may have therapeutic benefit. The study further demonstrated a 16.5% calorie reduction in obese subjects for the 24-hour period following a single intravenous injection of PYY, based on diary recorded food intake. We have developed a proprietary nasal formulation of PYY and have filed patent applications containing over 364 claims in the U.S. and 42 other countries. This includes nine Nastech and six in-licensed U.S. applications, 42 Nastech and 28 in-licensed foreign applications and three Nastech and one in-licensed PCT Applications in which all countries were designated.

We believe we possess a broad and effective PYY IP estate, which includes:

•	an exclusive license to the Cedars-Sinai patent estate secured in May 2004 containing the only issued patents directed to the use of PYY or functional analogs to induce satiety;

•	our acquisition of exclusive worldwide rights to the PYY patent applications within the field of nasal administration, licensed from Imperial College Innovations and Oregon Health Sciences University through Thiakis, Ltd.; and

•	our acquisition of exclusive licenses to six issued U.S. patents and two pending U.S. applications, and one pending PCT application from the University of Cincinnati related to second generation PYY analogs that have produced weight loss in animal experiments.

Clinical Trial Data.  Prior to our collaboration with Merck, we completed three Phase 1 trials involving PYY, each designed to answer specific dosing, scheduling and tolerance questions. We enrolled over 60 subjects and administered over 900 doses of PYY or matching placebo in these studies.

An undisclosed additional number of subjects were enrolled and received PYY in a proof of concept clinical trial initiated by Merck in 2005. The placebo-controlled, double-blind, multi-center trial was conducted in obese patients and was intended to provide evidence of a clinical response, namely weight loss, at the two active doses tested and to generate safety data. Merck’s conclusion, based on the trial, was that our nasal formulation of PYY did not demonstrate adequate efficacy. The strategic collaboration with Merck was terminated in March 2006. We believe the data received from Merck indicates that our formulation is capable of delivering PYY via nasal administration to the blood stream with an acceptable nasal safety profile.

In December 2006, we announced results from a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our proprietary PYY(3-36) nasal spray in obese subjects. The study was a double blind, cross-over clinical trial of multiple doses of PYY(3-36) nasal spray in 24 obese subjects with a Body Mass Index of 30 to 40 . The study included intravenous (IV) PYY and placebo treatment arms. The purpose of the intravenous arms was to confirm the pharmacodynamics of IV PYY, which in prior publications demonstrated an approximate 30% reduction of caloric intake at the following meal. Subjects were randomized to each treatment arm with approximately one week between treatments. The trial demonstrated that (i) our PYY nasal spray produced a statistically significant treatment effect that varied with dose, (ii) our PYY(3-36) nasal spray was well tolerated in this study, with side effects similar to previous studies, and (iii) that IV PYY administered over 90 minutes produced a reduction in calorie intake similar to prior published study results.

The study identified doses for a long-term Phase 2 efficacy and safety clinical trial. We intend to undertake an additional Phase 2 clinical trial and, thereafter, to seek a new commercial partnership for PYY(3-36) with a major pharmaceutical company that has a strong presence in metabolic diseases and that is capable of late-stage clinical development and worldwide commercialization.

Diabetes

According to the American Diabetes Association (“ADA”), National Diabetes Fact Sheet, 2005, approximately 21 million people have diabetes and 1.5 million additional people are diagnosed with diabetes every year. Type 2 diabetes accounts for an estimated 90 to 95 percent of diabetics and complications can include cardiovascular disease, kidney disease, blindness as well as nervous system disease. Injectable insulin has been used to treat diabetes since the early 1920s and continues to be the definitive treatment for diabetes worldwide. The ADA estimates total direct and indirect economic cost related to diabetes in 2002 to be approximately $132 billion annually in the U.S.

Insulin.  Proteins and peptides such as insulin are typically delivered by injection because they cannot be delivered orally without being degraded in the stomach. Nasal administration of insulin could present a patient friendly alternative to the multiple daily injections required to control diabetes. We believe, although there can be no assurance, that a rapid-acting insulin delivered via the nasal route could offer diabetics a new option for prandial, or meal-time, insulin. A rapidly acting nasal insulin may have a unique value proposition compared with other insulin formulations on the market, especially in type 2 patients who have adequate insulin reserves but a slow post-meal insulin response. Moreover, a nasal formulation of insulin may allow the ability to adjust the insulin dose during a meal. Finally, a nasal dosage form of insulin would avoid the possible pulmonary side effects associated with inhalation of insulin while potentially broadening the applicable patient populations, increasing patient compliance and improving disease management.

Development Status.  In December 2006, we announced results from a placebo-controlled, dose-escalation, cross-over Phase 1 study of our proprietary insulin nasal spray formulations, NovoLog® insulin aspart (rDNA origin) injection and Exubera® (insulin human [rDNA origin]) Inhalation Powder, in healthy subjects.

With respect to time to maximum plasma level for insulin (or Tmax), the three nasal doses had Tmax values of 16 to 19 minutes and were the fastest compared to the rapid-acting insulin aspart injection and inhaled insulin. With respect to plasma insulin levels, rapid-acting insulin aspart injection had the highest concentration, followed by the three nasal formulations, with inhaled insulin having the lowest. With respect to the extent of absorption, rapid-acting insulin aspart injection had the greatest total exposure (or AUClast), with the highest dose of three nasal formulations next, followed by the inhaled insulin and then the lowest doses of two nasal spray formulations.

We plan to conduct additional formulation work to increase both bioavailability and the duration of effect and will continue to develop insulin nasal spray based on its potential to become a safe and effective non-invasive insulin therapy for diabetes.

Exenatide.  Exenatide is in a class of medicines known as incretin mimetics, and is marketed by Amylin and Lilly under the trade name Byetta® exenatide injection. Exenatide improves blood sugar control by lowering both post-meal and fasting glucose levels leading to better long-term control as measured by hemoglobin A1C. Exenatide does this through several actions, including the stimulation of insulin secretion only when blood sugar is high and by restoring the first-phase insulin response, an activity of the insulin-producing cells in the pancreas that is lost in patients who have type 2 diabetes. Exenatide is currently delivered by a twice-per-day injection.

Development Status.  In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of exenatide for the treatment of type 2 diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin began clinical trials in the third quarter of 2006. We believe a nasal dosage form of exenatide would potentially increase patient compliance and improve disease management.

Autism

According to the U.S. Centers for Disease and Control, autism is one of a group of disorders known as autism spectrum disorders (“ASDs”). ASDs are developmental disabilities that cause substantial impairments in social interaction and communication and the presence of unusual behaviors and interests. Many people with ASDs also have unusual ways of learning, paying attention and reacting to different sensations. The thinking and learning abilities of people with ASDs can vary from gifted to severely challenged. An ASD begins before the age of 3 and lasts throughout a person’s life. Approximately one in 150 children has an ASD by eight years of age.

There is no single best treatment for all children with ASD. One point that most professionals agree on is that early intervention is important; another is that most individuals with ASD respond well to highly structured, specialized programs. Medications are often used to treat behavioral problems such as, aggression, self-injurious behavior and severe tantrums, which keep the person with ASD from functioning more effectively at home or school. The medications used are those that have been developed to treat similar symptoms in other disorders.

Carbetocin.  Carbetocin is a long-acting analog of oxytocin, a naturally produced hormone. At the American College of Neuropsychopharmacology’s Annual Meeting on December 4, 2006, researchers from the Mt. Sinai School of Medicine reported that oxytocin significantly reduced repetitive behavior associated with adult autism when administered intravenously.

Development Status.  In 2007, a Phase 1 dose-escalation study was initiated in healthy volunteers to evaluate the pharmacokinetics, bioavailability and safety of our carbetocin nasal spray. If this study demonstrates appropriate product characteristics, further pre-clinical and clinical work will be undertaken with the goal to evaluate efficacy in adult patients affected with ASDs.

PRE-CLINICAL PRODUCT CANDIDATES

Antiviral

According to the World Health Organization (“WHO”), in a typical year, influenza infects 5% to 15% of the world’s population, resulting in 250,000 to 500,000 deaths. The WHO and the U.S. Centers for Disease Control and Prevention are concerned about the potential for a major global pandemic, such as the 1918 “Spanish flu” in which up to 40 million people may have died worldwide. Pandemic flu emerges from a sudden change in the influenza virus resulting in a new flu strain, against which there is no immunity. Vaccines currently represent the mainstay of flu prevention, but vaccines have two key limitations. First, they are developed against individual, known strains of flu and therefore may not be effective against new flu strains. Second, vaccines are produced using a lengthy process requiring incubation in chicken eggs, thus vaccine against a new flu strain will take months or years to stockpile. Antiviral medications approved to treat influenza have the potential drawback that influenza virus strains can become resistant to one or more of these medications. The potential advantage of RNAi antiviral therapeutics is that siRNAs can be targeted against the so-called “conserved regions” of the influenza virus. This means that an RNAi therapeutic would be expected to be effective against all strains of flu, whether new or old. As a result, stockpiling of an effective RNAi treatment is possible in advance of a global influenza pandemic. In addition to a potential role in a pandemic flu outbreak, RNAi therapeutics could serve as a treatment for the more common seasonal flu, which as noted above results in significant hospitalization and death.

Pre-clinical Development Status.  Small interfering RNAs specific for conserved regions of influenza viral genes have been developed. These siRNAs target multiple influenza strains and show high activity with low likelihood of developing drug resistance. Direct-to-lung administration of candidate siRNAs has exhibited significant reduction of virus production in animal models. Development of broad spectrum siRNAs and delivery formulations suitable for human use may provide an effective new therapeutic approach for pandemic flu.

Inflammation

RNAi technology is a promising approach for the development of a new class of therapeutics potentially for a variety of major diseases, including inflammation. We believe that using a specific siRNA to inhibit the expression of certain cytokines, for example TNF-alpha, which plays an important role in pathological inflammation, may be an effective treatment for rheumatoid arthritis. TNF-alpha also may play an important role in insulin resistance contributing to obesity and type2 diabetes, asthma and inflammation associated with cardiovascular disease. Reduction or elimination of TNF-alpha production by siRNA for the treatment of rheumatoid arthritis may have several therapeutic and safety advantages over inhibition of TNF-alpha activity with antibodies or soluble receptors, including higher specificity, lower immunogenicity and potentially greater disease modification.

Pre-clinical Development Status.  We have screened numerous siRNA candidates targeting human TNF-alpha in cells derived from normal human donors. Five siRNAs that showed the highest potency were optimized for chemical stability and favorable pharmacological and safety properties. In collaboration with the Mayo Clinic, the ability to knock-down levels of TNF-alpha also was verified in cells from patients with active rheumatoid arthritis. Additional pre-clinical activities are continuing.

DRUG DELIVERY TECHNOLOGIES

We are focused on improving the delivery of therapeutically important peptide, protein and oligonucleotide (the category of molecules of which siRNAs are a member) drugs to their sites of action. Tight junctions that affect tissue permeation appear to be regulated by membrane and intracellular processes that control the dynamic behavior of the junctional complexes that join cells together to form a barrier to drug transport. These same mechanisms may be exploited to affect the uptake of RNAi-based drugs into cells. This has allowed us to leverage our tight junction knowledge, technical approach and formulation compound libraries used to modulate the membrane-based connections between cells to enhance the delivery of RNAi-based drugs into cells.

Tight Junction Technology.  We focus on molecular-biology based drug delivery, which involves the use of gene cloning, high throughput tissue culture screening, phage display selection, gene function analysis by RNAi knockdown, and peptide synthesis to analyze the structure and function of tight junctions responsible for regulating drug passage through tissue barriers. These techniques are used to create novel formulation components or excipients that transiently modulate or open tight junctions and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including epithelial and endothelial layers of the nasal mucosa, the gastrointestinal surface, and the blood brain barrier. They function to provide barrier integrity and to regulate the transport and passage of therapeutic drugs across these natural boundaries by way of specific membrane and cellular-based pathways (Johnson PH and Quay SC (Nastech Pharmaceutical Co.). Advances in nasal delivery through tight junction biology. Expert Opinion Drug Delivery.

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

Tight junctions are found in all tissues, but the tight junctions containing tissues that are of particular relevance to drug delivery are found in nasal tissue, intestinal tissue, blood vessels and the blood-brain barrier. The blood-brain barrier is a specialized layer of endothelial cells that line the inner surface of blood vessels in the brain, which excludes many drugs from passing into the brain. Drugs, particularly those utilizing large molecules, need to pass through these tissue barriers in order to get to their sites of action.

The goal of our tight junction biology program is to understand the structure and function of these tissue barriers and to identify active compounds that can transiently open the tight junction, thus permitting drugs to pass through. We have genetically engineered and produced many of the key tight junction proteins and are using them as targets to identify peptides and small molecules, including lipids, which can significantly improve drug delivery by temporarily opening these tight junctions. We call such peptides and small molecules “tight junction modulators.” We have made progress in the identification of small peptide-based tight junction modulators as well as new classes of low molecular weight lipids that rapidly and reversibly alter tight junction permeability, a key factor in enhancing paracellular drug transport.

By improving our understanding of the structure and function of tight junctions in the nasal epithelial barrier, we expect to continue to make significant improvements in the delivery of both small and large molecules for an increasing number of therapeutic applications. We believe our nasal drug delivery technology offers advantages over injectable routes for the administration of large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our nasal drug delivery technology offers advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects like nausea and vomiting and improved effectiveness by avoiding problems relating to gastrointestinal and liver metabolism.

Through our tight junction technology, we have identified compounds that directly and specifically affect the tight junctions between cells in the nasal tissues in a manner mimicking natural processes (for example, the effects are reversible) and result in increasing drug permeability through the tight junction barrier. Based on these approaches, we have developed formulations for improving the delivery of promising new classes of drugs or drug candidates, such as PYY for the treatment of obesity, PTH(1-34) for the treatment of osteoporosis, and insulin for the treatment of diabetes.

We believe our tight junction technology has significant potential applications outside of nasal drug delivery, particularly for improving oral drug delivery (through the oral mucosa or gastrointestinal tract), intravenous drug delivery (through blood vessel walls into tissues), and drug delivery through the blood brain barrier (through the blood vessel walls to the brain) for the treatment of diseases. All of these tissue barriers have tight junctions which, although distinct, have properties in common that we believe can be manipulated by the technology we are developing.

Intracellular Delivery of RNAi-Based Therapeutics.  We are also applying our drug delivery technology to a promising new class of therapeutics based on RNAi. Small interfering RNAs are double-stranded RNA molecules that are able to silence a specific gene and reduce the amount of the protein produced by the target gene. The application of RNAi requires the ability to deliver RNAi-based therapeutics inside the cells where the target proteins are produced. We have established a research and development program to enhance delivery of this potential new class of therapeutic drugs. We believe this program will benefit significantly from our expertise in molecular biology and the family of novel delivery peptides we have developed.

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

Feasibility Studies.  To expand our product portfolio, we engage in a variety of pre-clinical initiatives, alone and with partners, to explore the range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies in which our tight junction drug delivery technology is combined with already-approved therapeutics, or product candidates currently in development, to determine if formal pre-clinical trials are warranted. We are currently participating in three external feasibility studies with two different partners, including a multi-compound feasibility study with Novo Nordisk A/S with respect to certain undisclosed Novo Nordisk therapeutic compounds and an injected compound for the treatment of anemia with an undisclosed partner, to evaluate the development of proprietary formulations for nasal delivery. Feasibility studies, typically lasting approximately one year, allow us to efficiently evaluate opportunities in which our tight junction technology may provide either us or a partner with a product that has improved therapeutic and commercial promise.

Other Drug Delivery Technologies.  Other expertise that we utilize in identifying and developing product candidates include:

•	experience in stabilizing liquid formulations;

•	knowledge of physical properties of nasal sprays;

•	experience with pro-drug selection to improve biological properties;

•	experience with counter ion selection to increase drug solubility;

•	correlations between in vitro and in vivo nasal delivery models; and

•	manufacturing know-how;

MANUFACTURING

We currently plan to formulate, manufacture and package all of our products in two facilities. We have a commercial manufacturing facility with approximately 10,000 square feet and a warehouse with approximately 4,000 square feet in Hauppauge, New York, with manufacturing capacity of approximately six million product units per year, and we have a commercial manufacturing facility of approximately 20,000 square feet at our corporate headquarters in Bothell, Washington. The manufacturing capability of our combined facilities will be approximately 60 million product units per year.

The process for manufacturing our pharmaceutical products is technically complex, requires special skills and must be performed in a qualified facility in accordance with current good manufacturing practices (“cGMP”) of the FDA. We have expanded our commercial manufacturing facilities to meet anticipated manufacturing commitments. There is sufficient room for further development of additional capacity at our Bothell facility that would increase our manufacturing capacity to accommodate additional products under development or meet additional requirements under various supply agreements. We anticipate that full development of this site, including possible new construction on the surrounding property, can accommodate our capacity requirements for the foreseeable future. However, no assurance can be given that we will have the financial resources necessary to adequately expand our manufacturing capacity if and when the need arises.

Raw materials essential to our business are generally readily available from multiple sources. However, certain raw materials and components used to manufacture our products, including essential pharmaceutical ingredients and other critical components, are available from limited sources. For example, our ANDA for generic calcitonin-salmon nasal spray includes an active pharmaceutical compound supplied by one supplier.

SALES AND MARKETING

We plan to market our FDA-approved products either on our own or through co-promotion, licensing or distribution arrangements with collaboration partners. We believe our current approach allows us maximum flexibility in selecting the optimal sales and marketing method for each of our products. We believe this strategy will enable us to limit our commitment of the considerable resources that would be required to develop a substantial sales and marketing organization unless and until we determine that creation of a sales force will generate significant incremental results for a specific product. As of January 31, 2007, we had six personnel dedicated to business development and marketing, and we plan to hire additional staff as needed to support our growth.

COLLABORATION PARTNERS

We generate substantially all of our revenue from license and research fees. Approximately 68%, 48% and 13% of our revenue in 2004, 2005 and 2006, respectively, related to our agreement with Merck, which was terminated in March 2006. In 2006, our dependency on certain key customers increased. P&G accounted for approximately 77% of our total revenue in 2006.

RESEARCH AND DEVELOPMENT

Our research and development personnel are organized into functional teams that include pharmacology and toxicology, chemistry, formulation, cell biology, bioinformatics and project management. We manage our research and development activities from our headquarters in Bothell, Washington and our facility in Hauppauge, New York. We anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate that our research and development costs will continue to increase. Our research and development expenditures totaled approximately $21.1 million in 2004, $30.3 million in 2005 and $43.2 million in 2006.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. As of January 31, 2007, we had 21 issued or allowed U.S. patents and 97 pending U.S. patent applications, including provisional patent applications. When appropriate, we also seek foreign patent protection and as of January 31, 2007, we had 15 issued or allowed foreign patents, and 199 pending foreign patent applications.

The following table summarizes our pending and issued patents as of January 31, 2007:

Pending
Nastech
U.S.	90
Foreign	141
PCT	17
Exclusive In-licensed(1)
U.S.	7
Foreign	40
PCT	1

Total pending	296

Issued
Nastech
U.S.	14
Foreign	11
Exclusive In-Licensed(1)
U.S.	7
Foreign	4

Total issued	36

Total cases	332

(1)	Does not include undisclosed proprietary technologies that are the subject of our license agreements with Alnylam, City of Hope or the Carnegie Institution.

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate. Our financial success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for our intellectual property;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets.

GOVERNMENT REGULATION

Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drugs and biologic products. All of our product candidates are either drug or biologic products, except for our MASCT device, which is a medical device and also is extensively regulated.

In the U.S., the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and implementing regulations thereunder, and other laws, including, in the case of biologics, the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

Before our drug and biologic products may be marketed in the U.S., each must be approved by the FDA. None of our product candidates, except for our Nascobal® nasal gel and our Nascobal® nasal spray, has received such approval. The steps required before a novel drug or a biologic product may be approved by the FDA include pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an Investigational New Drug Exemption (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; submission to the FDA of an NDA, in the case of a drug product, or a Biologics License Application (“BLA”), in the case of a biologic product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic product is produced to assess compliance with cGMP; and FDA review and approval of an NDA or BLA.

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions, such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Once an IND is in effect, each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or end points, to be evaluated. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board or Ethics Committee before it can begin. Phase 1 usually involves the initial administration of the investigational drug or biologic product to people to evaluate its safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population, with the disease or condition for which the test material is being developed, to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug or biologic for specific indications. Phase 3 trials usually further evaluate effectiveness and test further for safety by administering the drug or biologic candidate in its final form in an expanded patient population. We cannot be sure that Phase 1, Phase 2 or Phase 3 clinical trials will be completed successfully within any specified period of time, if at all. Further, we, our product development partners, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or are obtaining no medical benefit from the test material.

Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA or BLA is not acceptable, the FDA may outline the deficiencies in the NDA or BLA and often will request additional information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval. Post-approval marketing of products in larger patient populations than were studied during development can lead to new findings about the safety or efficacy of the products. This information can lead to a product sponsor or the FDA requiring changes in the labeling of the product or even the withdrawal of the product from the market. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.

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

The Food, Drug and Cosmetics Act (“FDCA”) provides that ANDA reviews and/or approvals will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which FDA will not approve, and may not even review, the ANDA. If the listed drug is claimed by an unexpired patent that the NDA holder has listed with the FDA, the ANDA applicant must certify in a so-called paragraph IV certification that the patent is invalid, unenforceable or not infringed by the product that is the subject of the ANDA. If the holder of the NDA sues the ANDA applicant within 45 days of being notified of the paragraph IV certification, the FDA will not approve the ANDA until the earlier of a court decision favorable to the ANDA applicant or the expiration of 30 months. Also, in circumstances in which the listed drug is claimed in an unexpired listed patent and the patent’s validity, enforceability or applicability to the generic drug has been challenged by more than one generic applicant, ANDA approvals of later generic drugs may be delayed until the first applicant has received a 180-day period of market exclusivity. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances until the FDA acts on one or more ANDA applications. We do not believe there is market exclusivity associated with the listed version of calcitonin and we have not been sued by the patent holder in connection with our ANDA for calcitonin, but our ANDA approval could be delayed by exclusivity awarded to the “first-to-file” ANDA applicant.

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

In addition, regardless of the type of approval, we and our partners are required to comply with a number of FDA requirements both before and after approval. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA/ BLA holder, including removal of the product from the market.

Our MASCT device that we have licensed to Cytyc is a medical device that requires FDA authorization before it may be marketed. As noted above, we expect this license to be terminated in the near future. Medical devices may be marketed pursuant to an approved Pre-Market Approval Application (“PMA”), or pursuant to a clearance under Section 510(k) of the FDCA. Obtaining a PMA involves generally the same steps as obtaining an NDA or BLA. Obtaining a 510(k) generally, but not always, requires the submission of less, but still substantial, performance, manufacturing and other information. Our MASCT device has been cleared for marketing under Section 510(k). In addition, medical devices are subject to pre- and post-approval and clearance requirements similar to those that apply to drugs and biologics.

COMPETITION

Competition in the drug industry is intense. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed, there are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using nasal drug delivery technology, such as Archimedes Pharma Limited, Intranasal Technology, Inc., Aegis Therapeutics, Bentley Pharmaceuticals, Inc. and Innovative Drug Delivery Systems (a wholly-owned subsidiary of Intrac, Inc.). Established pharmaceutical companies, such as AstraZeneca and GlaxoSmithKline plc, also have in-house nasal drug delivery research and development programs that have successfully developed products that are being marketed using nasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies, such as oral, injectable, patch-based and pulmonary administration. These competitors include Alza Corporation (a division of Johnson & Johnson), Alkermes, Nektar Therapeutics, SkyePharma, Unigene Inc. (“Unigene”), Neose Technologies, Inc., Generex Biotechnology Corporation and Emisphere Technologies, Inc. (“Emisphere”). Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborative relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection or commercialize competitive products sooner than we do.

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

Osteoporosis.  Pharmaceutical treatments for osteoporosis include bisphosphonates, such as P&G/sanofi-aventis’ Actonel® (risedronate) and Merck’s Fosamax® (alendronate), and selective estrogen receptor modulators, such as Lilly’s Evista® (raloxifene). If commercialized, our nasal PTH(1-34) will also compete directly with Lilly’s Forteo® (teriparatide), an FDA-approved injectable parathyroid hormone. Additional competition could come from development candidates, such as an inhaled form of PTH(1-34) currently being developed by Alkermes/Lilly, or Ostabalin-C, another PTH derivative currently in clinical development by Zelos Therapeutics, Inc. Further competition to PTH may include AMG-162, an investigational monoclonal antibody against the RANK Ligand from Amgen Inc., currently in Phase 3 trials. Our generic calcitonin-salmon nasal spray to be manufactured by us and distributed by Par Pharmaceutical will compete with Novartis’ Miacalcin® (nasal calcitonin-salmon) and Unigene Inc.’s Fortical®, as well as development candidates such as oral PTH(1-34) and oral calcitonin under development by Emisphere. Novartis may introduce an authorized generic version through Sandoz US, its wholly-owned subsidiary, and Apotex has filed a generic application of nasal salmon-calcitonin.

Obesity.  Products approved by the FDA for the treatment of obesity include: Roche’s Xenical® (orlistat), GlaxoSmithKline’s Allitm (orlistat), Abbott’s Meridia® (sibutramine) and the generic phentermine. In addition, there are other products currently in development for the treatment of obesity, including Acomplia® (rimonabant) by sanofi-aventis, PEGylated PYY by Pfizer Inc., injectable PYY by Amylin and oral PYY by Emisphere. Acomplia®, an oral formulation, was approved as a therapeutic for obesity by the European Agency for the Evaluation of Medicinal Products during 2006 and is currently under review by the FDA. In February 2007, the FDA approved a low-dose version of orlistat for over-the-counter use by overweight adults in connection with a reduced-calorie, low-fat diet.

Type 2 Diabetes.  We entered into an agreement in 2006 with Amylin for the development and commercialization of exenatide, an injectable incretin mimetic for type 2 diabetics that Amylin currently markets with Lilly in the U.S. as Byetta®. Should a nasal exenatide reach the market, it would compete directly with Byetta®, and may also compete with an injectable sustained-release formulation of exenatide currently in development by Amylin in conjunction with Alkermes. Other competition could include DPP4 inhibitors, such as the recently-approved sitagliptin, marketed as Januviatm by Merck, or other GLP-1 mimetics, such as Novo Nordisk’s liraglutide, currently in Phase 3 clinical development.

RNAi.  Currently, there are two key competitors in the RNAi space. Alnylam is a competitor as well as a collaborator. We currently compete with Alnylam directly in the area of respiratory viral RNAi. Alnylam has programs in both Respiratory Syncytial Virus (RSV) infection and influenza. While we compete with Alnylam on these respiratory viral programs, we have also collaborated to exclusively license key IP from Alnylam in support of our TNF-alpha RNAi program. With the acquisition of Sirna Therapeutics, Inc. (“Sirna”) by Merck, we will now compete with Merck for access to key IP and technology in the field of therapeutic RNAi. As with our current TNF-alpha collaboration with Alnylam, there will be future opportunities for strategic collaborations with a number of other competing companies in various areas of the RNAi field, including additional opportunities with Alnylam, Merck, Dharmacon, Inc. (a wholly-owned subsidiary of Thermo Fisher Scientific, Inc.), other small companies, and educational institutions. Such collaborations and competitive situations will be driven by licensing of key technology in the RNAi field as it is developed and becomes available for license. One such example includes our license obtained in November 2006 from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer substrate IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities.

PRODUCT LIABILITY

Testing, manufacturing and marketing products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We currently have product liability insurance coverage in the amount of $20.0 million per occurrence and a $20.0 million aggregate limitation, subject to a deductible of $10,000 per occurrence.

EMPLOYEES

As of January 31, 2007, we had 197 full-time employees, of which 160 were engaged in research and development, six were engaged in sales and marketing, and the others were engaged in administration and support functions. None of our employees is covered by a collective bargaining agreement.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. Our Internet address is http://www.nastech.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC.

ITEM 1A.	Risk Factors.

We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, operating results and financial position could be harmed.

Risks Related to our Financial Position and Need for Additional Capital

We do not generate operating income and will require additional financing in the future. If additional capital is not available, we may have to curtail or cease operations.

Our business currently does not generate the cash that is necessary to finance our operations. We incurred net losses of approximately $28.6 million in 2004, $32.2 million in 2005 and $26.9 million in 2006. Subject to the success of our development programs and potential licensing transactions, we will need to raise additional capital to:

•	research and development;

•	develop and commercialize our product candidates;

•	enhance existing services;

•	respond to competitive pressures; and

•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development programs;

•	continued scientific progress in these programs;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our products; and

•	the regulatory approval process for our products.

We may seek to raise necessary funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture or licensing arrangements. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. These actions would likely reduce the market price of our common stock.

We have not been profitable on an annual basis for ten years, and we may never become profitable.

We have incurred net losses in each of the past ten years. As of December 31, 2006, we had an accumulated deficit of approximately $142.5 million and expect additional losses in the future as we continue our research and development activities.

The process of developing our products requires significant research and development efforts, including basic research, pre-clinical and clinical development, and FDA regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and there can be no assurance that we can achieve profitability in the future. Our ability to achieve profitability depends on our ability, alone or with our collaborators, to develop our drug candidates, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell our drug products. We cannot assure you that we will be successful at any of these activities or predict when we will ever become profitable.

Risks Related to the Development and Regulatory Approval of our Drug Candidates

Clinical trials of our product candidates are expensive and time-consuming, and the results of these trials are uncertain.

Many of our research and development programs are at an early stage. Clinical trials in patients are long, expensive and uncertain processes. The length of time generally varies substantially according to the type of drug, complexity of clinical trial design, regulatory compliance requirements, intended use of the drug candidate and rate of patient enrollment for the clinical trials. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any or all of our drugs or drug candidates, including PYY(3-36) nasal spray, PTH(1-34), generic calcitonin-salmon nasal spray and insulin could be unsuccessful, which would prevent us from commercializing these drugs. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the drug sponsor. Our failure to develop safe, commercially viable drugs approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in clinical trials will impede our ability to seek regulatory approvals, commercialize our drug candidates and generate revenue, as well as substantially increase our development costs.

We are subject to extensive government regulation, including the requirement of approval before our products may be manufactured or marketed.

We, our collaboration partners and our product candidates are subject to extensive regulation by governmental authorities in the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters; fines and other civil penalties; unanticipated expenditures; delays in approving or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution.

Our product candidates cannot be marketed in the U.S. without FDA approval or clearance. The FDA has approved only two of our product candidates, our Nascobal® nasal gel and our Nascobal® nasal spray, and cleared only one, our MASCT device, for sale in the U.S. Our other product candidates are in development, and will have to be approved by the FDA before they can be marketed in the U.S. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including without limitation citizen’s petitions or other filings with the FDA, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. We, our collaboration partners or the FDA may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

In addition, both before and after regulatory approval, we, our collaboration partners and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our collaboration partners or our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Our ability to commercialize our products after FDA approval is subject to exclusivity periods provided by law.

Under U.S. law, the FDA awards 180 days of market exclusivity to the first generic manufacturer who challenges the patent of a branded product. However, amendments to the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the “Hatch-Waxman Act”) will affect the future availability of this market exclusivity in many cases. These amendments now require generic applicants to launch their products within certain time frames or risk losing the marketing exclusivity that they had gained through being a first-to-file applicant. Apotex has filed a generic application for its nasal salmon-calcitonin product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. The amendments to the Hatch-Waxman Act do not apply to the Apotex nasal salmon-calcitonin product, which preceded the adoption of such amendments.

We use hazardous chemicals and radioactive and biological materials in our business. Any disputes relating to improper use, handling, storage or disposal of these materials could be time-consuming and costly.

Our research and development operations involve the use of hazardous, radioactive and biological, potentially infectious, materials. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines or penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the U.S. vary greatly from country to country. We have limited experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the U.S. may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our drug candidates and may have a material adverse effect on our consolidated financial condition or results of operations.

Risks Related to our Dependence on Third Parties

We are dependent on our collaborative arrangements with third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we fail to negotiate or maintain successful collaborative arrangements.

We are dependent on our current and any other possible future collaborators to commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business. If we fail to secure or maintain successful collaborative arrangements, our development and commercialization activities will be delayed or reduced and our revenues could be materially and adversely impacted.

We entered into collaborative partnerships with Merck in September 2004, Par Pharmaceutical in October 2004 and P&G in January 2006. The strategic collaboration that we entered into with Merck in September 2004 for PYY(3-36) was terminated in March 2006 and the collaboration with P&G was modified in December 2006. Over the next several years, we will depend on these types of collaboration partnerships for a significant portion of our revenue. The expected future milestone payments and cost reimbursements from collaboration agreements will provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products. These collaborative agreements can be terminated either by us or by our partners at their discretion upon the satisfaction of certain notice requirements. Our partners may not be precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaboration partners fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no revenue from those products and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

Even if we are able to develop products and obtain the necessary regulatory approvals, our success depends to a significant degree on the commercial success of products manufactured by us pursuant to supply agreements or marketed by our collaboration partners. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business could be significantly harmed because our future revenue is dependent upon sales of these products.

An interruption in the supply of our raw and bulk materials needed to make our products could cause our product development and commercialization to be slowed or stopped.

We currently obtain supplies of critical raw and bulk materials used in our research and development and manufacturing efforts from several suppliers. However, we do not have long-term contracts with any of these suppliers. While our existing arrangements supply sufficient quantities of raw and bulk materials needed to accomplish the clinical development of our product candidates, there can be no assurance that we would have the capability to manufacture sufficient quantities of our product candidates to meet our needs if our suppliers are unable or unwilling to supply such materials. Any delay or disruption in the availability of raw or bulk materials could slow or stop product development and commercialization of the relevant product. Our dependence upon third parties for the manufacture of our bottles, pumps and cap components of our nasal products and the related supply chain may adversely affect our cost of goods, our ability to develop and commercialize products on a timely and competitive basis, and the production volume of our nasal products.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.

We are dependent on contract research organizations, third-party vendors and investigators for pre-clinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our product candidates. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these parties also may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may then be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, is it likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to Good Laboratory Practices, or cGLP, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

We have limited experience in marketing or selling our products, and we may need to rely on marketing partners or contract sales companies.

Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have a limited sales, marketing and distribution infrastructure. Accordingly, we are dependent on our ability to build this capability ourselves or to find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

Risks Related to our Intellectual Property and Other Legal Matters

If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, our competitive position may be hurt and our operating results may be negatively impacted.

We specialize in the nasal delivery of pharmaceutical products and rely on the issuance of patents, both in the U.S. and internationally, for protection against competitive drug delivery technologies. Although we believe we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take several years from initial filing or may never occur.

Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its claim scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying us licensing fees or royalties, which could significantly diminish the value of these discoveries or technologies. As a result of such determinations, we may be enjoined from pursuing research, development or commercialization of potential products or may be required to obtain licenses, if available, to the third party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns.

Furthermore, it is possible others will infringe or otherwise circumvent our issued patents and that we will be unable to fund the cost of litigation against them or that we would elect not to pursue litigation. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts. We also cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may also exist third party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications and third parties may independently develop IP similar to our patented IP, which could result in, among other things, interference proceedings in the PTO to determine priority of invention.

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

Our business inherently exposes us to potential product liability claims. We face substantial product liability exposure in human clinical trials and for products that we sell, or manufacture for others to sell, after regulatory approval. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Any product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and the demand for our products.

We currently have product liability insurance coverage in the amount of $20.0 million per occurrence and a $20.0 million aggregate limitation, subject to a deductible of $10,000 per occurrence. From time to time, participants in the pharmaceutical industry have experienced difficulty in obtaining product liability insurance coverage for certain products or coverage in the desired amounts or with the desired deductibles. We cannot assure you that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain liabilities or that it will otherwise cover all potential losses.

Risks Related to the Commercialization of our Drug Candidates

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

To date, except for our Nascobal® nasal gel and our Nascobal® nasal spray (the NDAs for which have been transferred to QOL), none of our other product candidates utilizing our current nasal drug delivery technology have been approved by the FDA. Accordingly, there can be no assurance that any of our product candidates currently in development will ever be successfully commercialized, and delays in any part of the process or our inability to obtain regulatory approval could adversely affect our operating results by restricting introduction of new products by us or our collaboration partners.

Even if we are successful in commercializing a product candidate, it is possible that the commercial opportunity for nasally-administered products will be limited.

None of our product candidates utilizing our nasal drug delivery technology have been brought to market except for our Nascobal® nasal gel and our Nascobal® nasal spray. Accordingly, while we believe there is a commercial market for our nasal drug delivery technology, there can be no assurance that our nasal drug delivery technology will become a viable commercial alternative to other drug delivery methods. Many factors may affect the market acceptance and commercial success of any potential products, including:

•	establishment and demonstration of the effectiveness and safety of the drugs;

•	timing of market entry as compared to competitive products;

•	the benefits of our drugs relative to their prices and the comparative price of competing products;

•	actual and perceived benefits and detriments of nasal drug delivery, which may be affected by press and academic literature;

•	marketing and distribution support of our products; and

•	any restrictions on labeled indications.

Our revenues and profits from any particular generic pharmaceutical products decline as our competitors introduce their own generic equivalents.

In October 2004, we entered into a license and supply agreement granting Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon nasal spray. Under the terms of our agreement with Par Pharmaceutical, we will seek to obtain FDA approval, manufacture and supply finished generic calcitonin-salmon nasal spray to Par Pharmaceutical, and Par Pharmaceutical will distribute the product in the U.S. Novartis, the supplier of a branded calcitonin-salmon nasal spray, may introduce a generic version through Sandoz US, its wholly-owned subsidiary, and Apotex has filed with the FDA a generic application of nasal salmon-calcitonin with a filing date that has priority over our ANDA. Selling prices of generic drugs typically decline, sometimes both rapidly and dramatically, as additional companies receive approvals for a given product and competition intensifies. To the extent that our collaboration partner and we succeed in being the first to market a generic version of a significant product, our initial sales and profitability following the introduction of such product will be subject to material reduction upon a competitor’s introduction of the equivalent product. Our ability to sustain our sales and profitability on any product over time is dependent on both the number of new competitors for such product and the timing of their approvals.

If we have a problem with our manufacturing facilities, we may not be able to market our products or conduct clinical trials.

A substantial portion of our products for both clinical and commercial use is, or will be, manufactured at our facilities in Hauppauge, New York, and in Bothell, Washington. The manufacturing capacity of our Hauppauge facility is approximately 6 million product units per year, and the manufacturing capacity of our Bothell facility will be approximately 54 million product units per year. Any problems we experience at either of our manufacturing facilities could cause a delay in our clinical trials or our supply of product to market. Any significant delay or failure to manufacture could jeopardize our performance contracts with collaboration partners, resulting in material penalties to us and jeopardizing the commercial viability of our products.

Our facilities are subject to risks of natural disasters, including earthquakes and floods. Although we have insurance, there can be no assurance that any business disruption caused by a natural disaster would be fully reimbursed or that it would not delay our product development processes. Our current facilities are leased and there can be no assurance that we will be able to negotiate future lease extensions at reasonable rates.

Risks Related to our Industry

Reforms in the healthcare industry and the uncertainty associated with pharmaceutical pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products.

Increasing expenditures for healthcare have been the subject of considerable public attention in the U.S. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the proposed rules thereunder impose new requirements for the distribution and pricing of prescription drugs, which could reduce reimbursement of prescription drugs for healthcare providers and insurers. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales.

Coverage and reimbursement status of newly-approved drugs is uncertain and the failure to obtain adequate reimbursement coverage could limit our ability to generate revenue.

Our products may prove to be unsuccessful if various parties, including government health administration authorities, private healthcare insurers and other healthcare payers, such as health maintenance organizations and self-insured employee plans that determine reimbursement to the consumer, do not accept our products for reimbursement. Sales of therapeutic and other pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from these third-party payers. Third-party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that reimbursement will be available at all or at levels sufficient to allow our marketing partners to achieve profitable price levels for our products. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products will be absent or reduced.

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

Risks Related to Employee Matters and Managing Growth

If we lose our key personnel, or if we are unable to attract and retain additional personnel, then we may be unable to successfully develop our business.

If we are unable to retain one or more of our corporate officers, including Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer (“CEO”), Philip C. Ranker, Chief Financial Officer and Corporate Secretary, Dr. Gordon C. Brandt, Executive Vice President Clinical Research and Medical Affairs, Timothy M. Duffy, Executive Vice President, Marketing and Business Development, Dr. Paul H. Johnson, Senior Vice President, Research and Development and Chief Scientific Officer, David E. Wormuth, Senior Vice President, Operations, or any of our other key managers or key technical personnel, our business could be seriously harmed. Except for the employment agreements with Dr. Quay, Mr. Ranker, Dr. Johnson, Mr. Duffy and Dr. Brandt, we generally do not execute employment agreements with members of our management team. Whether or not a member of management has executed an employment agreement, there can be no assurance that we will be able to retain our key managers or key technical personnel or replace any of them if we lose their services for any reason. Although we make a significant effort and allocate substantial resources to recruit candidates to our Bothell and Hauppauge facilities, competition for competent managers and technical personnel is intense. Failure to retain our key personnel may compromise our ability to negotiate and enter into additional collaborative arrangements, delay our ongoing discovery research efforts, delay pre-clinical or clinical testing of our product candidates, delay the regulatory approval process or prevent us from successfully commercializing our product candidates. In addition, if we have to replace any of these individuals, we may not be able to replace knowledge that they have about our operations.

We may encounter difficulties managing our growth, which could adversely affect our business.

We increased the number of our full-time employees from 100 on December 31, 2004 to 197 on January 31, 2007, and we expect to continue to grow to meet our strategic objectives. If our growth continues, it may place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business could suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

We have very limited experience in independently identifying acquisition candidates and integrating the operations of acquisition candidates with our company. Currently, we are not a party to any acquisition agreements, nor do we have any understanding or commitment with respect to any such acquisition. If appropriate opportunities become available, however, we might attempt to acquire approved products, additional drug candidates or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our rapid growth and entry into new products and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Risks Related to our Common Stock

We cannot assure you that our stock price will not decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	negative results from our clinical or pre-clinical trials or adverse FDA decisions related to our product candidates or third party products that are in the same drug class as our products;

•	changes in revenue estimates or publication of research reports related to our company by analysts;

•	failure to meet analysts’ revenue estimates;

•	speculation in the press or investment community;

•	strategic actions by our company or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders and other significant stockholders;

•	low average daily trading volumes due to relatively small number of shares outstanding;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

Additionally, numerous factors relating to our business may cause fluctuations or declines in our stock price.

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This may in part be related to the increasing influence of hedge funds, which can use stock shorting and other techniques that increase volatility. These broad market fluctuations may adversely affect the trading price of our common stock.

We have never paid cash or stock dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

We have paid no cash or stock dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. The terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock may be the sole source of potential gain for the foreseeable future.

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

The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our Board of Directors (the “Board”). However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our Board, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that investors might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult for stockholders to replace management even if the stockholders consider it beneficial to do so.

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

As a result of these factors and other uncertainties, our operating results have fluctuated significantly in recent years, resulting in net losses of approximately $28.6 million in 2004, $32.2 million in 2005 and $26.9 million in 2006.

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

As of December 31, 2006, there were 22,117,124 shares of common stock outstanding, and in January 2007, we completed a public offering of 3,250,000 shares of our common stock. As of December 31, 2006, there were vested outstanding options to purchase 1,778,015 shares of common stock, unvested outstanding options to purchase 634,397 shares of common stock and outstanding warrants to purchase 660,814 shares of common stock. At December 31, 2006, there were 971,492 shares of common stock available for future issuance under our stock compensation plans. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants under our stock option plans. The issuance, perception that issuance may occur, or exercise of warrants or options will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following is a summary of our properties and related lease obligations. We do not own any real property. We believe that these facilities are sufficient to support our research and development, operational, manufacturing and administrative needs under our current operating plan, although we may in the future expand our facilities for additional research and development and manufacturing capability.

3830 Monte Villa Parkway, Bothell, Washington.  We lease approximately 63,200 square feet of research and development and office space at our corporate headquarters in Bothell, Washington. This lease is scheduled to expire in February 2016 and has a five-year renewal option.

3450 Monte Villa Parkway, Bothell, Washington.  We lease approximately 51,000 square feet of research and development, manufacturing and office space in a facility adjacent to our Bothell, Washington headquarters. This lease is scheduled to expire in January 2016.

45 Davids Drive, and 80 Davids Drive, Hauppauge, New York.  We lease approximately 10,000 square feet of manufacturing space and approximately 4,000 square feet of warehouse space in Hauppauge, New York. These leases are scheduled to expire in June 2010.

At December 31, 2006, future minimum lease payment obligations were approximately $29.7 million. Annual lease expenses under our existing leases will be approximately $3 million in 2007 and thereafter. We are also responsible for all utilities, maintenance, security and property tax increases related to our properties.

ITEM 3.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “NSTK.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices of our common stock, as reported on the Nasdaq Global Market. These prices do not include retail markups, markdowns or commissions.

Quarter	High	Low

2005:
First Quarter	$12.25	$9.11
Second Quarter	14.88	9.67
Third Quarter	15.18	12.40
Fourth Quarter	16.65	12.79
2006:
First Quarter	$23.14	$13.70
Second Quarter	18.16	12.05
Third Quarter	16.00	11.15
Fourth Quarter	19.98	15.01
2007:
First Quarter through February 28, 2007	$15.39	$11.11

On February 28, 2007, the closing price of our common stock reported on the Nasdaq Global Market was $11.56 per share.

Holders

As of January 31, 2007, there were approximately 11,000 beneficial holders of record of our common stock.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. In addition, we currently anticipate that we will not pay any dividends in the foreseeable future and intend to use retained earnings, if any, for working capital purposes.

Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on the common stock during the period from December 31, 2001 through December 31, 2006, with the cumulative total return on the Nasdaq Stock Market Index (U.S.) and the Nasdaq Pharmaceutical Stocks Index.

Comparison of Cumulative Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Nastech Pharmaceutical Company Inc.	$100.00	$55.16	$62.00	$78.06	$94.97	$96.97
Nasdaq Stock Market Index (U.S.)	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22
Nasdaq Pharmaceutical Stocks Index	$100.00	$72.40	$110.91	$107.35	$125.31	$120.38

Unregistered Sales of Equity Securities

Warrants.  During the period October 1, 2006 through February 28, 2007, we issued 19,267 shares of common stock to one holder of common stock warrants (the “Warrants”) upon the exercise of the Warrants. The Warrants were originally issued in private offerings pursuant to Section 4(2) of the Securities Act, the holder of the Warrants was an accredited investor, as defined in Rule 501 of the Securities Act, at the time of issuance and exercise of the Warrants and we have registered the resale of such shares under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in our periodic reports. The Warrants had an exercise price of $11.09 per share and were exercised on a cashless basis. The market value of the shares exchanged on a cashless basis was $18.49, resulting in a conversion of the Warrants to purchase 48,143 shares of common stock into 19,267 shares of common stock.

ITEM 6.	Selected Financial Data.

The accompanying selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and related notes that are included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. All amounts are presented in the table below in thousands, except for per share amounts.

	Years Ended December 31,
Consolidated Statements of Operations Data:	2002	2003	2004	2005	2006

REVENUE
License and research fees	$7,515	$17,635	$1,556	$7,416	$27,265
Government grants	—	—	—	—	488
Product revenue	1,408	1,805	291	33	737

Total revenue	8,923	19,440	1,847	7,449	28,490

OPERATING EXPENSES:
Cost of product revenue	289	498	258	21	355
Research and development(1)	11,613	17,097	21,083	30,334	43,244
Royalties	9	—	—	—	—
Sales and marketing	1,863	2,377	1,046	1,326	1,927
General and administrative	8,138	5,679	7,951	9,569	12,281
Restructuring charge	595	—	—	—	—

Total operating expenses	22,507	25,651	30,338	41,250	57,807

LOSS FROM OPERATIONS	(13,584)	(6,211)	(28,491)	(33,801)	(29,317)
Interest income	278	227	344	1,990	2,789
Interest and other expense	(162)	(393)	(462)	(352)	(640)
Gain on sale of product	—	4,236	—	—	—

Loss before cumulative effect of change in accounting principle	(13,468)	(2,141)	(28,609)	(32,163)	(27,168)
Cumulative effect of change in accounting principle	—	—	—	—	291

NET LOSS	$(13,468)	$(2,141)	$(28,609)	$(32,163)	$(26,877)

LOSS PER SHARE — BASIC AND DILUTED Loss before cumulative effect of change in accounting principle	$(1.34)	$(0.20)	$(2.21)	$(1.72)	$(1.28)
Cumulative effect of change in accounting principle	—	—	—	—	.01

Net loss per common share — basic and diluted	$(1.34)	$(0.20)	$(2.21)	$(1.72)	$(1.27)
Shares used in computing net loss per share — basic and diluted	10,028	10,751	12,955	18,719	21,218

Consolidated Balance Sheet Data:	2002	2003	2004(3)	2005(4)	2006

Cash, cash equivalents, restricted cash and short term investments(2)	$9,021	$25,081	$74,474	$59,909	$50,993
Working capital	3,342	14,766	58,362	55,198	42,833
Total assets	23,050	31,138	80,775	72,953	73,832
Notes payable and capital lease obligations	7,637	8,737	11,603	5,601	11,683
Total stockholders’ equity	8,645	17,906	58,148	55,567	43,336

(1)	The 2006 amount includes $4.1 million related to purchased in-process research and development.

(2)	Amount includes restricted cash of approximately $6.3 million at December 31, 2003, $9.0 million at December 31, 2004, $1.0 million at December 31, 2005 and $2.2 million at December 31, 2006.

(3)	During 2004, we received net proceeds of $12.3 million from a public offering of 1,136,364 shares of common stock and warrants to purchase 516,384 shares of common stock, and net proceeds of $52.9 million from a public offering of 4,250,000 shares of common stock.

(4)	During 2005, we received net proceeds of $21.6 million from a public offering of 1,725,000 shares of common stock.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in annual or quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the SEC, including those factors discussed under the caption “Risk Factors” in this Report, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2005 as compared to the year ended December 31, 2006, and the year ended December 31, 2004 as compared to the year ended December 31, 2005. It is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Standards” discusses new accounting standards.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2006, and the year ended December 31, 2004 as compared to the year ended December 31, 2005.

•	“Liquidity and Capital Resources” discusses our cash requirements, sources and uses of cash and liquidity.

•	“Contractual Obligations” discusses our contractual obligations as of December 31, 2006.

•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2006.

In addition, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” discusses factors that could affect our financial results, and Item 9A “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2006.

Background

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology. Using our technology, we create or utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood brain barrier, which function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.

We believe our nasal drug delivery technology offers advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, to develop products that we manufacture and commercialize on our own.

We believe that we are also at the forefront of siRNA therapeutic research and development. Our RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases.

Our goal is to become a leader in both the development and commercialization of innovative, nasal drug delivery products and technologies, as well as in RNAi therapeutics. We will focus our research and development efforts on product candidates, including peptides, large and small molecules and therapeutic siRNA, where our proprietary technologies may offer clinical advantages, such as improved safety and clinical efficacy or increased patient compliance. We also will continue to search for applications of our tight junction technology to improve other forms of drug delivery, including oral, pulmonary and intravenous delivery. We will continue to establish strategic collaborations with pharmaceutical and biotechnology companies. In select cases in which we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and commercialize our products. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how, which we believe would be difficult for our competitors to replicate in the near term.

We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas, including osteoporosis, obesity, diabetes, autism, antivirals, inflammation and metabolic diseases. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-

clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of January 31, 2007, we had, either through ownership of or access to, through exclusive licenses, 36 issued or allowed patents and 296 pending patent applications filed to protect our proprietary technologies.

In January 2006, we entered into the License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received and recognized in full as revenue in 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

We will jointly develop PTH(1-34) nasal spray with P&G and P&G will reimburse us for development activities performed by us under the agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of PTH(1-34) nasal spray while we will be responsible for the CMC sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.

In December 2006, we entered into the Amendment to the License Agreement with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modified contractual milestone payment terms under the License Agreement relating to a $15.0 million milestone payment which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of an additional Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.

In February 2006, we acquired RNAi IP and other RNAi technologies from Galenea. The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, we assumed Galenea’s awarded and pending grant applications from the NIAID, a division of the NIH, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which we believe is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation. Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. This charge was included in research and development expense in 2006.

As of December 31, 2006, we had an accumulated deficit of $142.5 million, and we expect additional losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales. As a result of our collaborations and other agreements, we recognized revenue of approximately $1.8 million in 2004, $7.4 million in 2005 and $28.5 million in 2006. This revenue related primarily to license and research fees received from Merck in 2004, from Merck and Questor in 2005 and from P&G and Merck in 2006. Our collaborative agreement with Merck was terminated in March 2006 and we reacquired our rights in the PYY program. The $3.7 million unamortized balance of Merck’s $5.0 million initial payment was recognized in revenue in 2006. We have continued PYY product development on our own, and in December 2006, we completed a dose-ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, inventory reserves, asset impairments, requirements for and computation of allowances for doubtful accounts, allowances for product returns, expense accruals, stock-based award valuations, including expected term, volatility and forfeiture rates and income tax valuation allowances. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

Our revenue recognition policies are based on the requirements of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and the guidance set forth in EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next 12 months is classified as current.

Substantially all of our revenues are generated from research and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for contract research and development services performed, patent-based or product sale royalties, government grants, and product sales. For each separate unit of accounting, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and licensing arrangements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period or as we provide the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where the we are providing continuing services related to product development, is dependent upon on our estimates of filing dates or development costs. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively over the remaining estimated product development period.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. We believe a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when they become due and collection is reasonably assured. When a milestone payment does not represent the culmination of a distinct earnings process, revenue is either recognized when the earnings process is deemed to be complete or in a manner similar to that of an upfront technology license fee.

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses.

Royalty revenue is generally recognized at the time of product sale by the licensee.

Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant and that the grant will be received.

Product sales revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred under our contracts where there is no right of return. Provision for potential product returns has been made on a historical trends basis. To date, we have not experienced any significant returns from our customers.

Research and Development Costs

All research and development (“R&D”) costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external R&D. These costs include direct and research-related overhead expenses. We recognize clinical trial expenses, which are included in R&D expenses, based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe this method best approximates the efforts expended on a clinical trial with the expenses recorded. We adjust our rate of clinical expense recognition if actual results differ from our estimates. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements or various other factors, many of which may be outside of our control. The impact on revenue and R&D expenses of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123, (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change. Stock-based compensation recognized under SFAS 123R for the year ended December 31, 2006 was approximately $5.0 million, which consisted of compensation expense related to employee and director stock options and restricted stock.

Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the year ended December 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 was based on the fair value estimated on the date of grant in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the fair value at the date of grant and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.

The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.

Upon adoption of SFAS 123R, we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The adoption of SFAS 123R has resulted in recognition of additional non-cash stock-based compensation expense and, accordingly, will continue to increase net loss in amounts that likely will be considered material. Our stock-based compensation philosophy did not change with the adoption of SFAS 123R. Since mid-2004, we have granted options and restricted stock to executive management and directors, and restricted stock to employees. There was no acceleration of vesting associated with the adoption of SFAS 123R. Our total unrecognized compensation cost related to unvested stock options was approximately $3.4 million at December 31, 2006, and we expect to recognize this cost over a weighted average period of approximately 1.3 years. Our total unrecognized compensation cost related to unvested restricted stock awards was approximately $6.7 million at December 31, 2006, and we expect to recognize this cost over a weighted average period of approximately 1.4 years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We continue to record a valuation allowance for the full amount of deferred tax assets since realization of such tax benefits is not considered to be more likely than not.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changed the requirements for the accounting for and reporting of a change in accounting principle. We were required to adopt SFAS 154 in 2006. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In November 2005, the FASB issued FASB Staff Position No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. This FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The adoption of this accounting principle did not have a significant impact on our consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS 123R for stock-based payments. A one-time election to adopt the alternate method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. We elected not to use this alternate method to calculate our APIC pool at adoption of SFAS 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007. While we are in the process of evaluating FIN 48 as it relates to our tax positions for purposes of determining the effect, if any, that the adoption of FIN 48 will have, we do not believe that adoption of FIN 48 will have a significant impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, adoption may have on our consolidated financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. SAB 108 did not have a significant impact on our consolidated financial position or results of operations.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123R-1” (“FSP 123R-5”). FSP 123R-5 amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. In September 2006, our Board authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring. In accordance with FSP 123R-5, there was no change in the recognition date for the modified options, all holders will be treated in the same manner, and there was no accounting impact and no effect on our consolidated financial position or results of operations.

Consolidated Results of Operations

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2005	2006	$	%	2004	2005	$	%

Revenue
License and research fees	$7,416	$27,265	$19,849	268%	$1,556	$7,416	$5,860	377%
Government grants	—	488	488		—	—	—
Product revenue	33	737	704		291	33	(258)	(89)%

Total revenue	7,449	28,490	21,041	282%	1,847	7,449	5,602	303%
Operating expenses
Cost of product revenue	21	355	334		258	21	(237)	(92)%
Research and development	30,334	43,244	12,910	43%	21,083	30,334	9,251	44%
Sales and marketing	1,326	1,927	601	45%	1,046	1,326	280	27%
General and administrative	9,569	12,281	2,712	28%	7,951	9,569	1,618	20%

Total operating expenses	41,250	57,807	16,557	40%	30,338	41,250	10,912	36%
Interest income	1,990	2,789	799	40%	344	1,990	1,646	478%
Interest and other expense	(352)	(640)	(288)	82%	(462)	(352)	110	(24)%

Loss before cumulative effect of change in accounting principle	(32,163)	(27,168)	4,995	(16)%	(28,609)	(32,163)	(3,554)	12%
Cumulative effect of change in accounting principle		291	291		—	—	—

Net loss	$(32,163)	$(26,877)	$5,286	(16)%	$(28,609)	$(32,163)	$(3,554)	12%

Comparison of Year Ended December 31, 2005 to the Year Ended December 31, 2006

Revenue.  During the year ended December 31, 2005, Merck accounted for approximately 48% of total revenue, Questcor accounted for approximately 27% of total revenue and Par Pharmaceutical accounted for approximately 11% of total revenue. During the year ended December 31, 2006, P&G accounted for approximately 77% of total revenue and Merck accounted for approximately 13% of total revenue.

License and research fees revenue.  Revenue from license and research fees increased in 2006 compared to 2005 due primarily to revenue recognized under our collaboration agreement with P&G as discussed above, including the $7.0 million upfront payment, revenue for R&D services performed and a portion of the $10.0 million initial license fee. In addition, we recognized approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.

Our license and research fee revenue recognized in 2005 was primarily composed of a $2.0 million milestone payment from Questcor related to the FDA approval of our Nascobal® nasal spray, a full year of amortization of the Merck license fee, approximately 11 months of amortization of the Par Pharmaceutical license fee and fees recognized from other collaboration and license agreements. In October 2005, we consented to the assignment of the Questcor asset purchase, supply and other related agreements from Questcor to QOL, and we received a $2.0 million payment in connection with this assignment, which is being amortized over the 5-year life of the agreement.

Government grants revenue.  In August 2006, the NIH awarded us a grant to further our siRNA therapeutics to prevent and treat influenza. The grant, in the amount of approximately $383,000, was recognized as revenue during 2006. In September 2006, the NIH awarded us a $1.9 million grant to prevent and treat influenza. Revenue recognized under this grant during 2006 totaled approximately $105,000.

Product Revenue.  During fiscal 2005 and 2006, product revenue consists of sales of our Nascobal® nasal gel and nasal spray. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product sales revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product sales revenue from QOL in the future.

Cost of product revenue.  Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue increased to $355,000 in 2006 compared to $21,000 in 2005 due primarily to increased orders and, accordingly, shipments of Nascobal® products. We produced eight lots of Nascobal® products in 2006, compared to one lot in 2005.

Research and Development.  R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the year ended December 31, 2006 continued to increase as compared to the 2005 period, due to the following:

•	In February 2006, we acquired RNAi IP and other RNAi technologies from Galenea, including patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. We also assumed Galenea’s awarded and pending grant applications from NIAID and the Department of Defense to support the development of RNAi-based antiviral drugs. In connection with this transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. Purchased IPR&D expenses, which were zero in the prior year, were included in R&D expense in 2006.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We intend to further develop this IP and technology, which should cause a related increase in R&D expenses.

•	Personnel-related expenses increased by 36% to $17.0 million in 2006 compared to $12.6 million in 2005 due to an increase in headcount in support of our R&D programs.

•	Non-cash stock-based compensation included in R&D expense increased to $2.1 million in 2006 from approximately $0.5 million in 2005.

•	Facilities and equipment costs increased by 54% to $7.4 million in 2006 compared to $4.8 million in 2005 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity. Depreciation expense included in R&D in 2006 was $2.3 million, compared with $1.5 million in 2005.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 2% to approximately $11.2 million in 2006 compared to approximately $11.0 million in 2005 due primarily to our increased efforts related to pre-clinical and clinical programs for PTH(1-34), PYY, calcitonin and RNAi.

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Years Ended December 31,
	2005	2006(2)

PTH(1-34)	16%	31%
Tight Junctions and RNAi	27%	22%
Insulin	—	11%
Influenza	—	8%
PYY	15%	6%
Calcitonin	27%	5%
Other research and development projects(1)	15%	17%

Total	100%	100%

(1)	Other research and development projects include our excipient projects, feasibility projects and other projects.

(2)	Excludes purchased IPR&D in the field of RNAi related to influenza from Galenea of approximately $4.1 million in 2006. We believe that presenting R&D expense by project as a percentage of total R&D project expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D project expense.

We expect a continued increase in R&D expense in the foreseeable future as we continue to expand our R&D activities. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, as the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study.

With the exception of our Nascobal® gel and Nascobal® spray, none of our current product candidates utilizing our nasal drug delivery technology has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’

clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with a high degree of certainty how such collaboration arrangements will affect our development spending or capital requirements.

As a result of the uncertainties discussed above, we are often unable to determine the duration and completion costs of our R&D projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Sales and marketing.  Sales and marketing expense consists primarily of salaries and other personnel-related expenses, costs of using a contract sales organization and a contract distributor for our Nascobal® nasal gel, consulting, sales materials, trade shows and advertising. The 45% increase in sales and marketing expense in 2006 compared to 2005 resulted primarily from increased staffing in support of our collaborative relationships and an increase in non-cash stock-based compensation expense resulting from the expensing of restricted stock, which we first began issuing in 2004. Stock-based compensation included in sales and marketing increased from approximately $68,000 in 2005 to $250,000 in 2006. As a percent of revenue, sales and marketing expense declined from 18% in 2005 to 7% in 2006 primarily due to higher license and research fee revenue in 2006. We expect sales and marketing costs, which include business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.

General and administrative.  General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 28% increase in general and administrative expenses in 2006 compared to 2005 resulted primarily from the following:

•	Costs of legal and accounting fees, corporate insurance and other administrative costs increased by 21% to approximately $5.4 million in 2006 compared to approximately $4.5 million in 2005.

•	Non-cash stock-based compensation expense included in general and administrative expense increased to approximately $2.6 million in 2006 compared to $1.3 million in 2005, primarily due to the expensing of restricted stock, which we first began issuing in June 2004.

•	Personnel-related expenses increased by 10% to $3.6 million in 2006 compared to $3.3 million in 2005 due primarily to increased headcount related to administrative activities.

We expect general and administrative expenses to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.

Interest Income.  The following table sets forth information on interest income, average funds invested and average interest rate earned:

	Years Ended December 31,
	2005	2006
	(Dollars in thousands)

Interest income	$1,990	$2,789
Average funds available for investment	61,300	57,600
Average interest rate	3.3%	4.8%

The 40% increase in interest income in 2006 compared to 2005 was primarily due to higher market interest rates earned on our invested funds.

Interest and Other Expense.  We incurred interest expense on our capital leases and note payable (in 2005). The following table sets forth information on interest expense, average borrowings and average interest rate paid:

	Years Ended December 31,
	2005	2006
	(Dollars in thousands)

Interest and other expense	$352	$640
Average borrowings under capital leases and note payable	5,300	6,800
Average interest rate	6.9%	9.8%

The increase in interest expense in 2006 compared to 2005 was due to an increase in the average borrowings as well as higher average interest rates. Our average borrowings under the GE Capital leases were approximately $6.8 million for 2006, at rates ranging from 8.3% to 10.6%. In 2005, average borrowings under the GE Capital leases were approximately $4.0 million, at rates ranging from 8.3% to 10.0%. We paid off our $8.3 million Wells Fargo note in February 2005, which was at an interest rate of approximately 3.25%.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2005

Revenue.  During 2004, Merck accounted for approximately 68% of total revenue. During 2005, Merck accounted for approximately 48% of total revenue, Questcor accounted for approximately 27% of total revenue and Par Pharmaceutical accounted for approximately 11% of total revenue.

License and research fees.  License and research fees increased in 2005 as compared to 2004 primarily due to the $2.0 million milestone payment we received from Questcor in February 2005 related to the FDA approval of our Nascobal® nasal spray, as well as a full year of amortization of the Merck license fee, approximately 11 months of the Par Pharmaceutical license fee and fees recognized from other collaboration and license agreements. Our license and research fee revenue recognized in 2004 was primarily composed of approximately three months of amortization over the estimated development period of the $5.0 million license fee received from Merck, approximately two months of amortization of the license fee received from Par Pharmaceutical, and fees recognized from other collaboration and license agreements.

Product revenue and cost of product revenue.  The reduction in product revenue and cost of product revenue from 2004 to 2005 was a result of a decrease in volume of production of our Nascobal® nasal gel ordered by Questcor and QOL in 2005 and improved manufacturing efficiencies.

Research and Development.  The 44% increase in R&D expense in 2005 compared to 2004 resulted primarily from the following:

•	Personnel-related expenses increased by 42% to $12.6 million in 2005 compared to $8.9 million in 2004 due to an increase in headcount in support of our R&D programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 49% to approximately $11.0 million in 2005 compared to approximately $7.4 million in 2004 due primarily to our pre-clinical and clinical programs for PTH(1-34), PYY, calcitonin and RNAi.

•	R&D administrative expenses increased by 15% to $1.5 million in 2005 compared to $1.3 million in 2004 due primarily to higher administrative costs to support our increase in headcount.

•	Facilities and equipment costs increased by 41% to $4.8 million in 2005 compared to $3.4 million in 2004 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity.

Sales and Marketing.  The 27% increase in sales and marketing expense in 2005 compared to 2004 resulted primarily from increased staffing in support of our collaborative relationships and increased spending on market research and business development conferences.

General and Administrative.  The 20% increase in general and administrative expenses in 2005 compared to 2004 resulted primarily from the following:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased by 22% to approximately $4.5 million in 2005 compared to approximately $3.7 million in 2004.

•	Non-cash stock-based compensation increased by 44% to approximately $1.3 million in 2005 compared to $0.9 million in 2004, primarily due to the expensing of restricted stock which we first began issuing in June 2004.

•	Personnel-related expenses increased by 10% to $3.3 million in 2005 compared to $3.0 million in 2004 due primarily to increased headcount related to administrative activities.

Interest Income.  The $1.6 million increase in interest income in 2005 compared to 2004 was primarily due to higher average balances available for investment, combined with higher interest rates earned.

Interest and Other Expense.  The decrease in interest expense in 2005 compared to 2004 was due to a decrease in the average borrowings partially offset by higher average interest rates. We paid off our $8.3 million Wells Fargo note in February 2005, which was at an interest rate of approximately 3.25%. Our average borrowings under the GE Capital leases were approximately $4.0 million for 2005, at rates ranging from 8.3% to 10.0%. In 2004, average borrowings under the Wells Fargo note were approximately $7.8 million, at rates averaging approximately 2.3%, and average borrowings under the GE Capital leases were approximately $2.8 million, at rates ranging from 8.3% to 10.0%.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements consist primarily of the need for working capital, including funding R&D activities and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $142.5 million as of December 31, 2006 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.

Sources and Uses of Cash

We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities and notes payable.

As of December 31, 2006, we had an effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock or warrants in the amount of up to $125.0 million. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs. In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $41.0 million, leaving approximately $84.0 million remaining on our effective shelf registration statement.

In June 2004, we completed the public offering of 1,136,364 shares of our common stock, and warrants to purchase approximately 500,000 shares of common stock, which resulted in gross proceeds of approximately $12.5 million prior to the deduction of fees and commissions of $229,000. In December 2004, we completed the public offering of 4,250,000 shares of our common stock, which resulted in gross proceeds of approximately $57.4 million, prior to the deduction of fees and commissions of $4.5 million. In August 2005, we completed a public offering of 1,725,000 shares of our common stock which resulted in gross proceeds of approximately $23.3 million, prior to the deduction of fees and commissions of approximately $1.7 million.

Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales.

•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period and a $7.0 million milestone payment that we received and recognized in full as revenue in 2006.

•	Under our collaborative arrangement with Merck for PYY(3-36), we received an initial cash payment of $5.0 million in October 2004. The $5.0 million initial payment was being amortized over the estimated development period until the collaboration was terminated in March 2006, at which time the unamortized balance of the license payment of approximately $3.7 million was recognized as revenue and we reacquired our rights in the PYY program.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2.0 million from Questcor upon FDA approval of an NDA for our Nascobal® nasal spray product. In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. We received $2.0 million from Questcor in October 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product.

•	Under our collaborative arrangement with Par Pharmaceutical, we received an initial cash payment of $1.0 million in October 2004 that was amortized over the estimated development period.

We used cash of $14.8 million in our operating activities in 2006, compared to $31.3 million in 2005 and $19.2 million in 2004. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock and stock options. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of $0.5 million in 2006, compared to $2.5 million in 2005. Our investing activities used cash of $33.6 million in 2004. Changes in cash from investing activities are due primarily to changes in restricted cash, purchases of short-term investments net of maturities and purchases of property and equipment. We expect to continue to make significant investments in our R&D infrastructure, including purchases of property and equipment to support our R&D activities. In 2006, we have pledged some of our cash as collateral for letters of credit and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities provided cash of $15.9 million in 2006, compared to $29.8 million in 2005 and $68.0 million in 2004. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance and repayment of our note payable, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $21.6 million in 2005 and $65.2 million in 2004 through public and private placements of shares of common stock and warrants to purchase shares of common stock. In 2004 and 2005, we pledged borrowed funds as collateral for borrowings and letters of credit and we reported changes in our restricted cash as financing activities in the consolidated statements of cash flows. In 2005, we repaid all of our borrowings under the note payable.

Liquidity

We had a working capital (current assets less current liabilities) surplus of $42.8 million as of December 31, 2006 and $55.2 million as of December 31, 2005. As of December 31, 2006, we had approximately $51.0 million in cash, cash-equivalents and short-term investments, including $2.2 million in restricted cash. In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $41.0 million. We believe, although there can be no assurance, that our current cash position will provide us with adequate working capital for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements.

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

As of January 31, 2007, we had an available lease line of $5.5 million with GE Capital that expires on December 31, 2007.

Contractual Obligations

We have contractual obligations in the form of facility leases, capital leases and purchase obligations. The following summarizes the principal payment component of our contractual obligations at December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)

Facility leases	$29,682	$2,892	$2,999	$3,108	$3,164	$3,197	$14,322
Capital lease obligations	11,683	4,226	3,962	2,919	576	—	—
Purchase obligations	3,647	3,647	—	—	—	—	—

Total	$45,012	$10,765	$6,961	$6,027	$3,740	$3,197	$14,322

The following summarizes interest on our contractual obligations at December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)

Capital lease obligations	$1,760	$958	$574	$202	$26	$—	$—

Total	$1,760	$958	$574	$202	$26	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 2005, also invested in high-quality corporate issues (Standard & Poor’s double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at December 31, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $510,000 to interest income on an annual basis.

Our capital lease obligations bear interest at fixed rates ranging from approximately 8.3% to 10.6%. The table below outlines the minimum cash outflows for payments on capital lease obligations as described in further detail in the Notes to Consolidated Financial Statements.

	2007	2008	2009	2010	Total	Fair Value
	(Dollars in thousands)

Capital lease obligations — principal	$4,226	$3,962	$2,919	$576	$11,683	$11,683
Capital lease obligations — interest	958	574	202	26	1,760	1,762

Total	$5,184	$4,536	$3,121	$602	$13,443	$13,445

ITEM 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation for all stock-based awards made to employees and directors effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nastech Pharmaceutical Company Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Seattle, WA
March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Nastech Pharmaceutical Company Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, WA
March 7, 2007

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,769	$28,481
Restricted cash	998	2,155
Short-term investments	32,142	20,357
Accounts receivable	189	2,798
Inventories	2,733	2,203
Prepaid expenses and other current assets	1,545	1,564

Total current assets	64,376	57,558
Property and equipment, net	8,173	15,444
Other assets	404	830

Total assets	$72,953	$73,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,944	$4,437
Accrued payroll and employee benefits	1,740	2,652
Accrued expenses	474	882
Capital lease obligations — current portion	2,431	4,226
Deferred revenue — current portion	1,589	2,528

Total current liabilities	9,178	14,725
Capital lease obligations, net of current portion	3,170	7,457
Deferred revenue, net of current portion	4,250	6,138
Other liabilities	788	2,176

Total liabilities	17,386	30,496

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 shares authorized: 20,750,477 shares issued and outstanding as of December 31, 2005 and 22,117,124 shares issued and outstanding as of December 31, 2006	176,192	185,849
Deferred compensation	(4,902)	—
Accumulated deficit	(115,616)	(142,493)
Accumulated other comprehensive loss	(107)	(20)

Total stockholders’ equity	55,567	43,336

Total liabilities and stockholders’ equity	$72,953	$73,832

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Revenue:
License and research fees	$1,556	$7,416	$27,265
Government grants	—	—	488
Product revenue	291	33	737

Total revenue	1,847	7,449	28,490

Operating expenses:
Cost of product revenue	258	21	355
Research and development	21,083	30,334	43,244
Sales and marketing	1,046	1,326	1,927
General and administrative	7,951	9,569	12,281

Total operating expenses	30,338	41,250	57,807

Loss from operations	(28,491)	(33,801)	(29,317)

Other income (expense):
Interest income	344	1,990	2,789
Interest and other expense	(462)	(352)	(640)

Total other income (expense)	(118)	1,638	2,149

Loss before cumulative effect of change in accounting principle	(28,609)	(32,163)	(27,168)
Cumulative effect of change in accounting principle	—	—	291

Net loss	$(28,609)	$(32,163)	$(26,877)

Loss per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(2.21)	$(1.72)	$(1.28)
Cumulative effect of change in accounting principle	—	—	0.01

Net loss per common share — basic and diluted	$(2.21)	$(1.72)	$(1.27)

Shares used in computing net loss per share — basic and diluted	12,955	18,719	21,218

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated
	Common Stock and				Other	Total
	Additional Paid-In Capital		Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Loss	Equity
	(In thousands, except share data)

Balance December 31, 2003	11,849,128	$73,499	$(749)	$(54,844)	$—	$17,906
Proceeds from the issuance of common shares and warrants, net	5,386,364	65,176	—	—	—	65,176
Proceeds from the exercise of options and warrants	514,864	2,684	—	—	—	2,684
Compensation related to restricted stock	145,620	1,569	(1,081)	—	—	488
Compensation related to stock options	—	32	472	—	—	504
Net loss	—	—	—	(28,609)	—	(28,609)
Unrealized loss on securities available for sale	—	—	—	—	(1)	(1)

Comprehensive loss	—	—	—	—	—	(28,610)
Balance December 31, 2004	17,895,976	142,960	(1,358)	(83,453)	(1)	58,148
Proceeds from the issuance of common shares, net	1,725,000	21,583	—	—	—	21,583
Proceeds from the exercise of options and warrants	743,868	6,205	—	—	—	6,205
Compensation related to restricted stock	385,633	5,436	(3,823)	—	—	1,613
Compensation related to stock options	—	8	279	—	—	287
Net loss	—	—	—	(32,163)	—	(32,163)
Unrealized loss on securities available for sale	—	—	—	—	(106)	(106)

Comprehensive loss	—	—	—	—	—	(32,269)
Balance December 31, 2005	20,750,477	176,192	(4,902)	(115,616)	(107)	55,567
Cumulative effect of change in accounting principle	—	(5,193)	4,902	—	—	(291)
Proceeds from the exercise of options and warrants	1,105,010	9,867	—	—	—	9,867
Compensation related to restricted stock	261,637	2,326	—	—	—	2,326
Compensation related to stock options	—	2,657	—	—	—	2,657
Net loss	—	—	—	(26,877)	—	(26,877)
Unrealized gain on securities available for sale	—	—	—	—	87	87

Comprehensive loss	—	—	—	—	—	(26,790)
Balance December 31, 2006	22,117,124	$185,849	$—	$(142,493)	$(20)	$43,336

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

Operating activities:
Net loss	$(28,609)	$(32,163)	$(26,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	504	287	2,657
Non-cash compensation related to restricted stock	488	1,613	2,326
Depreciation and amortization	1,443	1,832	2,903
Loss on disposition of property and equipment	35	121	25
Cumulative effect of change in accounting principle	—	—	(291)
Changes in assets and liabilities:
Accounts receivable	104	(189)	(2,609)
Inventories	123	(2,676)	15
Prepaid expenses and other assets	215	(865)	70
Accounts payable	(738)	1,292	1,493
Deferred revenue	6,257	(418)	2,827
Accrued expenses and other liabilities	1,010	(113)	2,708

Net cash used in operating activities	(19,168)	(31,279)	(14,753)

Investing activities:
Change in restricted cash	—	—	(1,157)
Purchases of investments	(46,589)	(122,822)	(67,595)
Sales and maturities of investments	15,200	130,251	79,467
Purchases of property and equipment	(2,164)	(4,966)	(10,199)

Net cash provided by (used in) investing activities	(33,553)	2,463	516

Financing activities:
Change in restricted cash	(2,729)	8,002	—
Proceeds from sales of common shares and warrants, net	65,176	21,583	—
Payments on notes payable	(146)	(8,352)	—
Proceeds from notes payable	2,227	—	—
Borrowings under capital lease obligations	1,885	4,273	9,288
Payments on capital lease obligations	(1,100)	(1,923)	(3,206)
Proceeds from exercise of stock options and warrants	2,684	6,205	9,867

Net cash provided by financing activities	67,997	29,788	15,949

Net increase in cash and cash equivalents	15,276	972	1,712
Cash and cash equivalents — beginning of year	10,521	25,797	26,769

Cash and cash equivalents — end of year	$25,797	$26,769	$28,481

Supplemental disclosure:
Cash paid for interest	$414	$367	$677

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2006

Note 1 — Business and Summary of Significant Accounting Policies

Business

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology. Using our technology, we create or utilize novel formulation components or excipients that can reversibly open the “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood brain barrier, which function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.

We believe our nasal drug delivery technology offers advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy, and increased patient compliance, due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, reduced side effects and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we are use it to develop commercial products with our collaboration partners or, in select cases, to develop products that we manufacture and commercialize on our own.

We believe we are also at the forefront of small interfering RNA (“siRNA”) therapeutic research and development. Our RNA interference (“RNAi”) therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases.

We are engaged in a variety of research, pre-clinical and clinical development activities to identify and develop viable product candidates in therapeutic areas including osteoporosis, obesity, pain, antivirals, inflammation and metabolic diseases. We and our collaboration partners are developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi intellectual property estate and expanding our RNAi pipeline in multiple therapeutic areas.

As of December 31, 2006, we have an accumulated deficit of approximately $142.5 million and expect to incur additional losses in the future as we continue our research and development activities. We have funded our losses primarily through the sale of common stock in the public markets and private placements and also through revenue provided by our collaborative partners. During 2005, we received net proceeds of approximately $21.6 million from a public offering of our common stock pursuant to a shelf registration statement. At December 31, 2006, $125.0 million was available for future sales of our common stock on our shelf registration statement. On January 17, 2007, we raised net proceeds of approximately $41.0 million in a public offering of our common stock, leaving approximately $84.0 million remaining on our effective shelf registration statement.

At December 31, 2006, we have cash, cash equivalents and short term investments of approximately $51.0 million, including approximately $2.2 million in restricted cash.

Summary of Significant Accounting Policies

Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc. (“Atossa”), Nastech Holdings I, LLC and Nastech Holdings II, LLC. All inter-company balances and transactions have been eliminated in consolidation.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, research and development costs, stock-based compensation and income taxes. Actual results could differ from those estimates.

Cash Equivalents — Cash equivalents consist of cash, money market funds and investments in U.S. Government and Agency Securities and highly-rated investment grade commercial paper with maturities of three months or less at date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and believe our credit risk is minimal.

Restricted Cash — Amounts pledged as collateral for facility lease deposits are classified as restricted cash. Changes in restricted cash are presented as investing activities in the consolidated statements of cash flows, unless borrowed funds are pledged, then such changes are presented as financing activities in the consolidated statements of cash flows.

Short-term Investments — Investments in marketable securities consist of debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher), have been categorized as available-for-sale and are stated at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security that is deemed to be other-than-temporary would result in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security would be established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. We diversify our holdings and limit holdings in any one issuer to mitigate concentration of credit risk.

Allowance for Doubtful Accounts — We determine the amount and necessity of recording an allowance for doubtful accounts on an individual account basis based on, among other things, historical experience, creditworthiness of significant customers based upon ongoing credit evaluations and recent economic trends that might impact the level of future credit losses. At December 31, 2005 and 2006, the allowance for doubtful accounts was zero.

Inventories — Inventories, substantially all of which are raw materials, consisting primarily of bottles, actuators and the calcitonin-salmon active pharmaceutical ingredient for our calcitonin-salmon nasal spray which were acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), are stated at the lower of cost or market (first-in, first-out basis). For a discussion of the status of our collaboration with Par Pharmaceutical, see Note 9: Contractual Agreements — Par Pharmaceutical. Balances on hand in excess of estimated usage within one year are classified as non-current and are included in other assets in the accompanying consolidated balance sheets. At December 31, 2005 and 2006, inventories classified as non-current were zero and $515,000, respectively.

Property and Equipment — Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are stated at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets — Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are evaluated for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. We evaluate the carrying value of the asset by comparing the estimated future undiscounted net cash flows to its carrying value. If the net carrying value exceeds the future undiscounted net cash flows, impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

Fair Value of Financial Instruments — We consider the fair value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities. The carrying value of capital lease obligations approximates fair value as interest rates represent current market rates.

Concentration of Credit Risk and Significant Customers — We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Merck & Co., Inc. (“Merck”) was terminated in March 2006. Merck accounted for approximately 68% of total revenue for the year ended December 31, 2004. Merck accounted for 48%, Questcor Pharmaceuticals, Inc. (“Questcor”) accounted for 27% and Par Pharmaceutical accounted for 11% of total revenue for the year ended December 31, 2005. Procter & Gamble Pharmaceuticals, Inc. (“P&G”) accounted for 77% and Merck accounted for 13% of total revenue for the year ended December 31, 2006.

At December 31, 2005, one customer accounted for approximately 56% of accounts receivable and three others accounted for approximately 15%, 13% and 12% of accounts receivable, respectively. At December 31, 2006, one customer accounted for approximately 93% of accounts receivable. All December 31, 2006 accounts receivable balances have been collected as of February 2007.

Revenue Recognition — Our revenue recognition policies are based on the requirements of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” and the provisions of Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” and the guidance set forth in EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next twelve months is classified as current.

Substantially all of our revenues are generated from research and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for contract research and development services

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed, patent-based or product sale royalties, government grants and product sales. For each separate unit of accounting, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and licensing agreements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period or as we provide the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is dependent upon on our estimates of filing dates or development costs. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

Milestones typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, revenue is recognized in manner similar to that of an upfront technology license fee.

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statement of operations rather than as a reduction in expenses.

Royalty revenue is generally recognized at the time of product sale by the licensee.

Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant and that the grant will be received.

Product sales revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred. Provision for potential product returns has been made on a historical trends basis. To date, we have not experienced any significant returns from our customers.

Shipping and Handling Costs — Costs of shipping and handling for delivery of our products that are reimbursed by our customers are recorded as revenue in the statement of operations. Shipping and handling costs are charged to cost of goods sold as incurred.

Research and Development Costs — All research and development (“R&D”) costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external R&D. These costs include direct and research-related overhead expenses. We recognize clinical trial expenses, which are included in research and development expenses, based on a variety of factors, including actual and estimated labor hours, clinical site

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses recorded. We adjust our rate of clinical expense recognition if actual results differ from its estimates. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue and research and development expenses of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development.

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

Stock-Based Compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair value. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect this change.

Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the year ended December 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the fair value at the date of grant and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method over the vesting period.

The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.

FAS 123R requires us to disclose pro-forma information for periods prior to our January 1, 2006 adoption of the standard. The following table illustrates the effect on net loss and loss per share for the years ended December 31,

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2005 if we had recognized compensation expense for all share-based payments to employees and directors based on their fair values:

	Years Ended December 31,
	2004	2005
	(Dollars in thousands, except per share amounts)

Net loss, as reported	$(28,609)	$(32,163)
Add: stock-based employee compensation under APB 25 included in reported net loss	992	1,900
Deduct: stock-based employee compensation, determined under fair value method	(5,585)	(6,189)

Proforma net loss	$(33,202)	$(36,452)

Loss per share:
Basic and diluted — as reported	$(2.21)	$(1.72)
Basic and diluted — proforma	$(2.56)	$(1.95)

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

Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	Years Ended December 31,
	2004	2005	2006

Stock options outstanding under our various stock option plans	2,760,752	2,688,199	2,412,414
Unvested restricted stock	145,620	444,322	544,480
Warrants	1,486,073	1,403,047	660,814

Total	4,392,445	4,535,568	3,617,708

Advertising Costs — Advertising costs are expensed as incurred and are included in sales and marketing expense. For the years ended December 31, 2004, 2005 and 2006, total advertising expense was approximately $9,000, $8,000 and $7,000, respectively.

Operating leases — We lease our facilities under operating leases. Our lease agreements may contain tenant improvement allowances, rent holidays, lease premiums, and lease escalation clauses. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the course of the lease term or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expense on a straight-line basis over the terms of the leases in the consolidated statements of operations.

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

Comprehensive Loss — Comprehensive loss is comprised of net loss and net unrealized gains or losses on available-for-sale securities and is presented in the accompanying consolidated statement of stockholders’ equity.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss, or net increase in cash and cash equivalents.

Recent Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2006. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The adoption of this accounting principle did not have a significant impact on our consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS 123R for stock-based payments. A one-time election to adopt the alternate method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. We elected not to use this alternate method to calculate our APIC pool at adoption of SFAS 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective beginning January 1, 2007. While we are in the process of evaluating FIN 48 as it relates to our tax positions for purposes of determining the effect, if any, that the adoption of FIN 48 will have, we do not believe that adoption of FIN 48 will have a significant impact on our consolidated financial position or results of operations.

In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of December 31, 2006. It is expected that SFAS 158 will not have a significant impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. SAB 108 did not have a significant impact on our consolidated financial position or results of operations.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123R-1, (“FSP 123R-5”). FSP 123R-5 amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. In September 2006, our Board of Directors (the “Board”) authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring. In accordance with FSP 123R-5, there was no change in the recognition date for the modified options, all holders will be treated in the same manner, and there was no accounting impact and no effect on our consolidated financial position or results of operations.

Note 2 — Short-term Investments

Short-term investments are comprised of the following (dollars in thousands):

		Unrealized	Unrealized	Recorded
December 31, 2005	Cost Basis	Gains	Losses	Basis

Type of security:
Commercial Paper and Corporate Bonds	$15,270	$—	$(46)	$15,224
U.S. Government and Agency Securities	16,976	—	(58)	16,918

Total	$32,246	$—	$(104)	$32,142

		Unrealized	Unrealized	Recorded
December 31, 2006	Cost Basis	Gains	Losses	Basis

Type of security:
U.S. Government and Agency Securities	$20,373	$—	$(16)	$20,357

Total	$20,373	$—	$(16)	$20,357

Unrealized losses have existed for less than 12 months. We do not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence at December 31, 2006. We

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently have the financial ability to hold short-term investments with unrealized losses until maturity and not incur any recognized losses.

In addition, at both December 31, 2005 and December 31, 2006, gross unrealized losses on cash and cash equivalents were approximately $3,000.

Note 3 — Property and Equipment

Property and equipment at December 31, 2005 and 2006 are comprised of the following (in thousands):

	2005	2006

Furniture and fixtures	$882	$1,701
Machinery and equipment	7,428	10,342
Computer equipment and software	2,361	3,846
Leasehold improvements	2,817	7,492

	13,488	23,381
Less accumulated depreciation and amortization	5,315	7,937

Net property and equipment	$8,173	$15,444

Assets under capital lease, primarily equipment, totaled approximately $8.8 million and $15.4 million at December 31, 2005 and 2006, respectively, and accumulated amortization of capital leases totaled approximately $2.6 million and $3.4 million at December 31, 2005 and 2006, respectively.

Note 4 — Employee Benefit Plan

We have a 401(k) plan for employees meeting eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Our contributions to the plans are discretionary as determined by our Board. Effective January 1, 2004, we implemented a matching program to match employee contributions of up to 6% of compensation at 25 cents for each dollar contributed by the employee. Employer contributions were $79,000, $112,000 and $151,000 in the years ended December 31, 2004, 2005 and 2006, respectively.

Note 5 — Letter of Credit

During 2004 and until February 2005, when the credit facility was repaid and terminated, we had a line of credit with a bank providing for borrowings up to $11.5 million, a portion of which was available for issuance of a standby letter of credit. Interest on borrowings was LIBOR based, and at December 31, 2004 was 3.25% on borrowings of approximately $8.3 million.

At December 31, 2005 and 2006, we had a letter of credit with the bank, pursuant to which a standby letter of credit in the amount of approximately $1.0 million and $2.2 million, respectively, had been issued to the landlord of our Bothell, Washington facilities.

Note 6 — Stockholders’ Equity

Preferred Stock — Our Board has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. No shares of preferred stock have been designated or issued.

Common Stock  — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

In July 2005, our stockholders approved a change in our capital structure by increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000. There were no changes to the rights, preferences or privileges of our common stock.

Stockholder Rights Plan — In February 2000, our Board adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each right entitles the holder, once the right becomes exercisable, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $.01 per share. We issued these rights in March 2000 to each stockholder of record on such date, and these rights attach to shares of common stock subsequently issued. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board and could, therefore, have the effect of delaying or preventing someone from taking control of us, even if a change of control were in the best interest of our stockholders.

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for one one-thousandth of a share of Series A preferred stock. The preferred share purchase rights expire on March 17, 2010, unless we extend the expiration date or in certain limited circumstances, we redeem or exchange such rights prior to such date. Initially, 10,000 Series A Junior Participating Preferred shares were authorized. In January 2007, this was increased to 50,000 shares so that a sufficient number of Series A Junior Participating Preferred shares would be available to the holders of shares of common stock for issuance in satisfaction of such rights, given increases in the number of shares of common stock outstanding.

Shelf Registration Statement — At December 31, 2006, we had one effective shelf registration statement on Form S-3, pursuant to which we may issue common stock or warrants, up to an aggregate of $125.0 million. A shelf registration statement enables us to raise capital from the offering of securities covered by the shelf registration statement, from time to time and through one or more methods of distribution, subject to market conditions and cash needs.

Common Stock Offerings — In June 2004, we completed the public offering of 1,136,364 shares of our common stock, and warrants to purchase up to 511,364 shares of common stock at an exercise price of $14.40 per share, pursuant to a shelf registration statement. The offering resulted in gross proceeds of approximately $12.5 million, prior to the deduction of fees and commissions of $229,000. The warrants vested in December 2004, and are exercisable until June 2009. At December 31, 2006, no warrants issued in connection with this private placement have been exercised. Subsequent dilution has resulted in a contractual increase in the number of warrants to 516,384 and a reduction in exercise price to $14.26.

In December 2004, we completed the public offering of 4,250,000 shares of our common stock at a public offering price of $13.50 per share pursuant to a shelf registration statement. The offering resulted in gross proceeds of approximately $57.4 million, prior to the deduction of fees and commissions of approximately $4.5 million.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, we completed the public offering of 1,725,000 shares of our common stock at a public offering price of $13.50 per share pursuant to a shelf registration statement. The offering resulted in gross proceeds of approximately $23.3 million, prior to the deduction of fees and commissions of approximately $1.7 million.

In January 2007, we completed a public offering of 3,250,000 shares of our common stock at a public offering price of $13.00 per share pursuant to our $125.0 million shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.2 million.

Stock Incentive Plans — In 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares were reserved for issuance. In July 2005, stockholders approved amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance under the 2004 Plan to 1,350,000 shares. In June 2006, stockholders approved an additional amendment to increase the number of shares authorized for issuance under the 2004 Plan to 2,350,000 shares. In addition, we maintain a 1990 Stock Option Plan, a 2000 Nonqualified Stock Option Plan and a 2002 Stock Option Plan. Under our 1990, 2000 and 2002 stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide us services. The options to be granted are designated as either incentive stock options or non-incentive stock options by the Board, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2004 Stock Incentive Plan, we are authorized to grant awards of restricted stock, stock appreciation rights and performance shares, in addition to stock options. As of December 31, 2006, no stock appreciation rights or performance shares have been granted. Options granted under the plans generally have terms of ten years from the date of grant, and generally vest over three or four years. We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of December 31, 2006 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

In September 2006, our Board authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring.

In May 2002, we extended the term of the employment agreement of our Chief Executive Officer (“CEO”) through December 31, 2006. In connection with the extension, we granted our CEO an option to purchase 800,000 shares of common stock at an exercise price of $12.94 per share, which was the market price at the date of grant. The options vested as follows: 200,000 options immediately and 200,000 options each in August 2003, August 2004 and August 2005. Our stockholders approved the option plan that included the CEO options in June 2002 when the stock price was $15.43 per share. The change in price between the date of grant and the date the plan was approved by our stockholders resulted in deferred stock-based compensation expense of approximately $2.0 million that was recognized as expense on a straight-line basis over the vesting period. We recognized expense of approximately $472,000 in 2004 and $279,000 in 2005 related to those grants. No expense was recognized in 2006 as all options were vested in 2005.

At December 31, 2006, options to purchase up to 2,412,412 shares of our common stock were outstanding under our various stock incentive plans, restricted stock awards for an aggregate of 544,480 shares of our common stock were outstanding under our 2004 Plan and 971,492 shares were available for future grants or awards under our various stock incentive plans.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Additional information on restricted shares is as follows:

	Years Ended December 31,
	2004	2005	2006

Unvested restricted shares outstanding, beginning of period	—	145,620	444,322
Restricted shares issued	148,020	415,253	300,536
Restricted shares forfeited	(2,400)	(29,620)	(21,988)
Restricted shares vested	—	(86,931)	(178,390)

Unvested restricted shares outstanding, end of period	145,620	444,322	544,480

Weighted average grant date fair value per share	$10.89	$13.90	$14.43

The 544,480 unvested restricted shares outstanding at December 31, 2006 are scheduled to vest as follows: 212,835 shares in 2007, 191,349 shares in 2008 and 140,296 shares in 2009. In 2004, 2005 and 2006, we recorded stock-based compensation expense related to the amortization of restricted stock grants of approximately $0.5 million, $1.6 million and $2.3 million. The fair value of restricted stock vested in 2004, 2005 and 2006 was approximately $2.4 million, $1.1 million and $2.2 million.

Stock Options — Option activity under the plans was as follows:

	Years Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,010,550	$10.43	2,760,752	$11.36	2,688,199	$12.92
Granted	217,000	11.35	703,000	14.59	123,633	13.98
Exercised	(430,132)	5.09	(660,842)	8.25	(390,887)	11.69
Expired	(667)	12.43	(65,846)	15.13	(1,500)	12.65
Terminated and canceled	(35,999)	8.77	(48,865)	9.20	(7,033)	11.05

Outstanding at end of period	2,760,752	$11.36	2,688,199	$12.92	2,412,412	$13.18

Exercisable at end of period	1,893,567	$10.69	1,717,240	$11.29	1,778,015	$12.76

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information on our stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercisable
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 5.63 - $10.50	440,112	4.4	$8.78	419,113	$8.73
$10.51 - $12.33	162,667	4.3	11.18	150,501	11.15
$12.94 - $12.94	800,000	5.3	12.94	800,000	12.94
$13.35 - $16.00	909,633	8.1	14.57	308,401	14.61
$25.00 - $25.00	100,000	5.3	25.00	100,000	25.00

Totals	2,412,412	6.1	$13.18	1,778,015	$12.76

Exerciseable at Dec. 31, 2006	1,778,015	5.3

Determining Fair Value Under SFAS 123R

Valuation and Amortization Method.  We estimate the fair value of stock-based awards on the grant date using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.  The expected life of awards granted represents the period of time that they are expected to be outstanding. We use the simplified method prescribed under SAB 107 to determine the expected life based on the average of the vesting period(s) and the contractual life of the option. Stock options granted during 2004 and 2005 had vesting periods of one, three or four years and contractual terms of ten years, resulting in expected terms ranging from five to six years. Stock options granted during 2006 had vesting periods of one or three years and contractual terms of ten years, resulting in expected terms of 5.5 or 6.0 years, respectively. Options vesting over multiple years vest proportionately on each annual anniversary date.

Expected Volatility.  We estimate the volatility of our common stock at the date of grant based solely on the historical volatility of our common stock. The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the estimated expected life of the award.

Expected Dividend Yield.  We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation only for those awards that are expected to vest.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2004	2005	2006

Expected dividend yield	0%	0%	0%
Risk free interest rate	3.4%	4.1%	4.7%
Expected stock volatility	78%	74%	70%
Expected option life	5 years	6 years	5.7 years
Weighted average fair value granted	$7.75	$10.29	$9.05

Stock-based Compensation — The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	2004	2005	2006

Stock-based compensation:
Research and development	$51	$519	$2,106
Sales and marketing	14	68	250
General and administrative	927	1,313	2,627

Total stock-based compensation	$992	$1,900	$4,983

As of December 31, 2006, we had approximately $3.4 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.3 years. Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $6.7 million at December 31, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.4 years.

At December 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $5.7 million and $5.2 million, respectively.

The intrinsic value of stock options outstanding and exercisable at December 31, 2006 is based on the $15.13 closing market price of our common stock on that date, and is calculated by aggregating the difference between $15.13 and the exercise price of each of the approximately 2.3 million outstanding vested and unvested stock options which have an exercise price less than $15.13. The total intrinsic value of options exercised during 2004, 2005 and 2006 was approximately $2.2 million, $3.4 million and $2.2 million, respectively, determined as of the date of exercise. The total fair value of options that vested during 2006 was approximately $3.9 million. The total fair value of options that were forfeited during 2006 was approximately $65,000.

During 2004, 2005 and 2006, we recorded stock-based compensation expense related to stock options of approximately $0.5 million, $0.3 million and $2.7 million.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At December 31, 2006, there were warrants outstanding for the purchase of 660,814 shares of our common stock with exercise prices ranging from $11.09 to $14.26, which will expire in September 2008 and June 2009, respectively, with a weighted average exercise price of $13.57 per share.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Taxes

Our net deferred tax assets as of December 31, 2005 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$39,232	$44,019
Federal and State tax credits	4,427	5,944
Depreciation & amortization	1,329	2,981
Deferred revenue	2,044	3,033
Other	636	2,112

Total deferred tax assets	47,668	58,089
Valuation allowance	(47,668)	(58,089)

Net deferred taxes	$—	$—

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased $12.4 million, $12.5 million and $10.4 million during 2004, 2005 and 2006, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2005 or 2006.

At December 31, 2006, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $121.2 million and $32.5 million, respectively, and had available tax credits of approximately $5.9 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2007 and will continue to expire through 2026 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards may be limited by change of control provisions under Sections 382 and 383 of the Internal Revenue Code.

During 2004, 2005 and 2006, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $2.9 million, $3.4 million and $2.2 million, respectively. The cumulative total of such deductions at December 31, 2006 is approximately $14.0 million. During 2005 and 2006, we reported income tax deductions of approximately $1.1 million and $2.5 million related to restricted stock. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to such stock options and restricted stock will be credited to additional paid-in capital in the period the related tax deductions are realized.

The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of zero is primarily due to the change in the valuation allowance.

Note 8 — Commitments and Contingencies

Leases — We lease space for our manufacturing, research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016 and for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In connection with the terms of our lease of our Bothell, Washington facilities, we provide our landlords with stand-by letters of credit that total approximately $2.2 million.

Rent expense approximated $1.5 million in 2004, $2.0 million in 2005, and $2.8 million in 2006.

We have entered into a capital lease agreement with GE Capital Corporation (the “Lease”), which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment. Under this agreement, we purchase assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $1.9 million in 2004, $4.3 million in 2005 and $9.3 million in 2006. Our annual borrowing limit for 2007 is $5.5 million. Interest rates on capital lease borrowings averaged approximately 8.9% during 2004, 9.5% during 2005 and 9.8% during 2006. Assets leased are pledged as collateral for capital lease borrowings.

The following is a schedule of future annual minimum lease payments under facility operating leases and capital leases as of December 31, 2006 (in thousands):

	Operating	Capital	Total

2007	$2,892	$5,184	$8,076
2008	2,999	4,536	7,535
2009	3,108	3,121	6,229
2010	3,164	602	3,766
2011	3,197	—	3,197
Thereafter	14,322	—	14,322
Less amount representing interest	—	(1,760)	(1,760)

Total	$29,682	$11,683	$41,365

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9 — Contractual Agreements

Procter & Gamble (“P&G”) — In January 2006, we entered into a License Agreement (the “License Agreement”) with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under terms of the License Agreement, we granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received and recognized in full as revenue in 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.

We will jointly develop our PTH(1-34) nasal spray and P&G will reimburse us for development activities performed by us under the License Agreement. P&G will assume responsibility for clinical and non-clinical studies and will direct regulatory approval and worldwide sales, marketing and promotion of our PTH(1-34) nasal spray while we will be responsible for the chemistry, manufacturing and controls (“CMC”) sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit if the product is approved.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 4, 2006, we entered into the First Amendment (the “Amendment”) to the License Agreement with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to a $15.0 million milestone payment which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of an additional Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.

Galenea — In February 2006, we acquired RNAi intellectual property (“IP”) and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, we assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (“NIH”), and the Department of Defense to support the development of RNAi-based antiviral drugs.

RNAi-based therapeutics offers a potentially effective treatment for a future influenza pandemic, which we believe is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.

Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon certain regulatory filings and approvals, and the sale of products. In connection with the transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use as set forth in SFAS No. 2, “Accounting for Research and Development Costs.” This charge was included in research and development expense in 2006.

Amylin Pharmaceuticals, Inc. — In June 2006, we entered into an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of type 2 diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug application (“IND”) with the FDA in July 2006 to allow clinical trials to begin, and began clinical trials in the third quarter of 2006.

Under terms of the agreement, we will receive milestone payments and royalties on product sales. If the development program is successful and the product continues to move forward, milestone payments could reach up to $89.0 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success.

Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities we perform under the agreement. Amylin has overall responsibility for the development program including clinical, non-clinical and regulatory activities, and our efforts will focus on drug delivery and CMC activities. If a supply agreement is reached between the companies, we may supply commercial product to Amylin and their exenatide collaboration partner, Eli Lilly and Company, however, there can be no assurance that such a supply agreement will be executed.

Par Pharmaceutical — In October 2004, we entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis. Under the terms of the agreement with Par Pharmaceutical, we will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization.

In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a calcitonin-salmon nasal spray for the treatment of osteoporosis, and in February 2004, the FDA accepted the submission for our ANDA for the product. In September 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve our ANDA as filed prior to additional studies for safety and bioequivalence. In October 2005, we filed a response requesting that the FDA deny this citizen’s petition on the grounds that no additional information is necessary from a scientific or medical basis and that such additional information is not required under applicable law. In March 2006, the petitioner submitted an additional request to the FDA in response to our assertions in our October 2005 submission to the FDA. In May 2006, we filed an additional response requesting that the FDA deny the citizen’s petition.

Apotex Inc. (“Apotex”) has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for calcitonin-salmon nasal spray. In November 2002, Novartis AG (“Novartis”) brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product.

In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information. We expect to submit this additional information in the first half of 2007, but we do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.

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

Questcor/QOL Medical, LLC — In connection with the 2003 sale of certain assets relating to our Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor, Questcor agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005, and the $2.0 million payment due upon this milestone was received from Questcor in February 2005.

Under the terms of a supply agreement between the parties, subject to certain limitations, we were obligated to manufacture and supply, and Questcor was obligated to purchase from us, all of Questcor’s requirements for Nascobal® nasal gel and spray.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 (the “Questcor Agreements”) to QOL Medical, LLC (“QOL”). We received $2.0 million from Questcor in October 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL. We recognized product revenue relating to the supply agreement of approximately $300,000 in 2004, $33,000 in 2005 and $737,000 in 2006.

Alnylam Pharmaceuticals, Inc. — In July 2005, we announced that we had acquired an exclusive InterfeRxtm license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic respiratory diseases. Under the agreement, Alnylam received an initial license fee from us and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005.

Merck — In September 2004, we entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Merck Agreements”) with Merck, for the global development and commercialization of PYY(3-36) nasal spray, our product for the treatment of obesity. The Merck Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while we would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to our exercise of an option to co-promote the product in the U.S. Under the Merck Agreements, we received an initial cash payment of $5.0 million in 2004. The $5.0 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in our accompanying consolidated balance sheets.

The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in 2006. We have continued PYY product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects.

Government Grants — In August 2006, the NIH awarded us a grant of approximately $383,000 to further develop our siRNA therapeutics to prevent and treat influenza. These funds were received and recognized as grant revenue in 2006. In September 2006, the NIH awarded us a $1.9 million grant to prevent and treat influenza. In 2006, we recognized approximately $105,000 in revenue related to this grant.

Thiakis Limited — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagons-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, we made an equity investment in and paid an initial license fee to Thiakis, Ltd. (“Thiakis”). We expensed the equity investment and initial license fee as research and development expense in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes.

Cytyc Corporation — In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional milestone payments and royalties based on certain conditions; however, as of February 6, 2007, Cytyc notified us that it intends to terminate the license agreement in the near future. Accordingly, no further payments currently are anticipated to be received related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

City of Hope — In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities.

Feasibility Agreements — We have entered into various feasibility agreements with partners, including Novo Nordisk A/S and other undisclosed partners. Under the feasibility agreements, which are generally for terms of one year or less, we are typically reimbursed for the cost of work performed.

Note 10 — Related Party Transactions

Prior to 2005, we paid certain monthly expenses incurred by a company that is owned and controlled primarily by our CEO in exchange for use of this company’s laboratory facility for certain research and development work. Under this arrangement, in 2004, we paid rent of approximately $1,500. In January 2004, we entered into an agreement to sublet this facility to a third party through May 2004, the remaining term of the lease, after which we had no further obligations relating to this transaction.

In 2003, we entered into a consulting agreement which terminated in 2004 with a member of our Board, for strategic pharmaceutical consulting services. Under the agreement, the director was paid $60,000 in 2004. In October 2004, we entered into a consulting agreement with a company associated with this director, for meeting planning services under which we paid the company $25,000 in 2004. The services were completed in 2004 and we have no further obligation under the agreement.

Note 11 — Subsequent Events

In January 2007, we completed a public offering of 3,250,000 shares of our common stock at a public offering price of $13.00 per share pursuant to our $125.0 million shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.2 million.

Note 12 — Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenue	$3,330	$1,602	$1,223	$1,294
Operating expenses	(9,716)	(10,292)	(10,463)	(10,779)
Net loss	(6,087)	(8,344)	(8,814)	(8,918)
Net loss per share — Basic and Diluted	$(0.34)	$(0.47)	$(0.46)	$(0.44)

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenue	$6,718	$11,411	$5,545	$4,816
Operating expenses	(15,386)	(12,564)	(13,943)	(15,914)
Loss before cumulative effect of change in accounting principle	(8,138)	(560)	(7,808)	(10,662)
Cumulative effect of change in accounting principle	291	—	—	—
Net loss	(7,847)	(560)	(7,808)	(10,662)
Loss per share — Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(0.39)	$(0.03)	$(0.36)	$(0.50)
Cumulative effect of change in accounting principle	.01	—	—	—
Net loss per share — Basic and Diluted	$(0.38)	$(0.03)	$(0.36)	$(0.50)

Loss per share is computed independently for each of the periods presented. Therefore the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out its most recent evaluation.

(c) Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2006.

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

The independent registered public accounting firm of KPMG LLP has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This report appears on page 56 of this annual report on Form 10-K.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2007.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2007.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2007.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2007.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 7, 2007.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay, M.D., Ph.D.
Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2007.

Signature	Title

/s/ Steven C. Quay, M.D., Ph.D. Steven C. Quay, M.D., Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Philip C. Ranker Philip C. Ranker	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Bruce R. York Bruce R. York	Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

/s/ Susan B. Bayh Susan B. Bayh	Director

/s/ J. Carter Beese, Jr. J. Carter Beese, Jr.	Director

/s/ Dr. Alexander D. Cross Dr. Alexander D. Cross	Director

/s/ Dr. Ian R. Ferrier Dr. Ian R. Ferrier	Director

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director

/s/ Leslie D. Michelson Leslie D. Michelson	Director

Signature	Title

/s/ John V. Pollock John V. Pollock	Director

/s/ Gerald T. Stanewick Gerald T. Stanewick	Director

/s/ Bruce R. Thaw Bruce R. Thaw	Director

/s/ Devin N. Wenig Devin N. Wenig	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among Nastech, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Nastech, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to Nastech’s Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to Nastech’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Nastech dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Nastech dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).
3.3	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to Nastech’s Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).
4.1	Investment Agreement, dated as of February 1, 2002, by and between Nastech and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to Nastech Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).
4.2	Rights Agreement, dated February 22, 2000, between Nastech and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between Nastech and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to Nastech’s Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).
4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).
4.5	Form of Warrant (filed as Exhibit 99.3 to Nastech’s Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).
10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated March 1, 2006 and incorporated herein by reference).(1)
10.7	First Amendment to Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006, filed as Exhibit 10.7 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

Exhibit
No.	Description

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).
10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).
10.11	Employment Agreement with Gregory L. Weaver, dated April 30, 2002 (filed as Exhibit 10.29 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10.12	Change-in-Control Severance Agreement with Gregory L. Weaver, dated July 31, 2002 (filed as Exhibit 10.1 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.13	Agreement, Release and Waiver dated September 7, 2005 by and between Nastech Pharmaceutical Company Inc. and Mr. Gregory L. Weaver (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference).
10.14	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).
10.15	Employment Agreement effective as of August 17, 2006 by and between Nastech Pharmaceutical Company Inc. and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated August 21, 2006 and incorporated herein by reference).
10.16	Employment Agreement effective as of September 15, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated September 20, 2006 and incorporated herein by reference).
10.17	Employment Agreement effective as of November 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Dr. Paul H. Johnson (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated November 1, 2006 and incorporated herein by reference).
10.18	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to Nastech’s Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).
10.19	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).
10.20	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to Nastech’s Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).
10.21	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to Nastech’s Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).
10.22	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.23	Amendment No. 2 to the Amended Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.24	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10.25	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.20 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

Exhibit
No.	Description

10.26	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to Nastech’s Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).
10.27	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to Nastech’s Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).
10.28	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.29	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.24 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.30	Amendment No. 4 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to Nastech’s Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).
10.31	Amendment No. 5 to the Nastech Pharmaceutical Company Inc 2004 Stock Incentive Plan (filed as Exhibit 10.27 to Nastech’s Quarterly Report on Form 10-K for the quarter ended September 30, 2006 and incorporated herein by reference).
10.32	Asset Purchase Agreement dated June 16, 2003, by and between Nastech and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to Nastech’s Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).
10.33	Form of Purchase Agreement (filed as Exhibit 99.2 to Nastech’s Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).
10.34	Form of Warrant (filed as Exhibit 99.3 to Nastech’s Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).
10.35	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.36	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.37	Security Agreement Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.38	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to Nastech’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.39	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.40	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and Nastech effective as of September 24, 2004 (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)
10.41	Supply Agreement by and between Nastech and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to Nastech’s Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)
10.42	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)
10.43	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference).(1)

Exhibit
No.	Description

10.44	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)
10.45	Supply Agreement by and between Nastech and Procter & Gamble Pharmaceutical, Inc. (filed as Exhibit 10.1 to Nastech’s Current Report on Form 8-K dated June 8, 2006 and incorporated herein by reference).(1)
10.46	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc.(1)(2)
10.47	Development and License Agreement by and between Nastech and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to Nastech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).(1)
10.48	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Nastech Pharmaceutical Company Inc.’s Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).
10.49	Form of Stock Option Agreement (filed as Exhibit 10.2 to Nastech Pharmaceutical Company Inc.’s Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).
23.1	Consent of KPMG LLP, independent registered public accounting firm.(2)
31.1	Certification of Nastech’s Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a — 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
31.2	Certification of Nastech’s Chief Financial Officer pursuant to Rules 13a — 14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
32.1	Certification of Nastech’s Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of Nastech’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.