Form 10-Q
period 2007-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2007-05-07
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
April 30, 2007	Common stock — $0.006 par value	25,479,735

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
Items 1, 1A, 2, 3 and 4 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,481	$50,048
Restricted cash	2,155	2,150
Short-term investments	20,357	29,236
Accounts receivable	2,798	816
Inventories	2,203	2,211
Prepaid expenses and other current assets	1,564	1,688

Total current assets	57,558	86,149
Property and equipment, net	15,444	16,151
Other assets	830	854

Total assets	$73,832	$103,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$3,908
Accrued payroll and employee benefits	2,652	1,616
Accrued expenses	882	561
Capital lease obligations — current portion	4,226	4,490
Deferred revenue — current portion	2,528	3,046

Total current liabilities	14,725	13,621
Capital lease obligations, net of current portion	7,457	7,375
Deferred revenue, net of current portion	6,138	5,542
Other liabilities	2,176	2,239

Total liabilities	30,496	28,777

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 authorized:
22,117,124 shares issued and outstanding as of December 31, 2006 and 25,467,625 issued and outstanding as of March 31, 2007	185,849	228,438
Accumulated deficit	(142,493)	(154,033)
Accumulated other comprehensive loss	(20)	(28)

Total stockholders’ equity	43,336	74,377

Total liabilities and stockholders’ equity	$73,832	$103,154

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
	(In thousands, except per share data)
Revenue
License and research fees	$6,299	$4,672
Government grants	—	100
Product revenue	419	220

Total revenue	6,718	4,992

Operating expenses:
Cost of product revenue	239	59
Research and development	11,801	12,874
Sales and marketing	395	581
General and administrative	2,951	3,704

Total operating expenses	15,386	17,218

Loss from operations	(8,668)	(12,226)
Other income (expense):
Interest income	638	957
Interest and other expense	(108)	(271)

Total other income (expense)	530	686

Loss before cumulative effect of change in accounting principle	(8,138)	(11,540)
Cumulative effect of change in accounting principle	291	—

Net Loss	$(7,847)	$(11,540)

Loss per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.39)	$(0.47)
Cumulative effect of change in accounting principle	.01	—

Net loss per common share — basic and diluted	$(0.38)	$(0.47)

Shares used in computing net loss per share — basic and diluted	20,689	24,549

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2007
(Unaudited)

				Accumulated
	Common Stock and Additional			Other	Total
	Paid-In Capital		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Loss	Equity
	(In thousands, except share data)
Balance December 31, 2006	22,117,124	$185,849	$(142,493)	$(20)	$43,336
Proceeds from the exercise of options	14,500	105	—	—	105
Proceeds from the issuance of common shares, net	3,250,000	40,928	—	—	40,928
Compensation related to restricted stock	86,001	834	—	—	834
Compensation related to stock options	—	722	—	—	722
Net loss	—	—	(11,540)	—	(11,540)
Unrealized loss on securities available for sale	—	—	—	(8)	(8)

Comprehensive loss	—	—	—	—	(11,548)

Balance March 31, 2007	25,467,625	$228,438	$(154,033)	$(28)	$74,377

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
	(In thousands)
Operating activities:
Net loss	$(7,847)	$(11,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	652	722
Non-cash compensation related to restricted stock	548	834
Depreciation and amortization	583	1,007
Gain on sale of property and equipment	1	—
Cumulative effect of change in accounting principle	(291)	—
Changes in assets and liabilities:
Accounts receivable	(1,359)	1,982
Inventories	(44)	(8)
Prepaid expenses and other assets	(128)	(148)
Accounts payable	(847)	(529)
Deferred revenue	5,516	(78)
Accrued expenses and other liabilities	(407)	(1,294)

Net cash used in operating activities	(3,623)	(9,052)

Investing activities:
Change in restricted cash	(500)	5
Purchases of property and equipment	(1,360)	(1,714)
Purchases of investments	(15,642)	(19,525)
Sales and maturities of investments	7,600	10,638

Net cash used in investing activities	(9,902)	(10,596)

Financing activities:
Borrowings under capital lease obligations	953	1,301
Payments on capital lease obligations	(734)	(1,119)
Proceeds from exercise of stock options	2,466	105
Proceeds from exercise of warrants	5,325	—
Proceeds from the issuance of common shares, net	—	40,928

Net cash provided by financing activities	8,010	41,215

Net decrease in cash and cash equivalents	(5,515)	21,567
Cash and cash equivalents — beginning of period	26,769	28,481

Cash and cash equivalents — end of period	$21,254	$50,048

Supplemental disclosure:
Cash paid for interest	$118	$270

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2007 and March 31, 2006 (Unaudited)
Note 1 — Summary of Significant Accounting Policies
     Basis of Preparation —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or for any future period.
     Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MD-RNA, Inc. All inter-company balances and transactions have been eliminated in consolidation.
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
     Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1992 and thereafter, since we have net operating loss carryforwards for tax years starting in 1992. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor we did record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes. Penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.
Note 2 — Inventories
     Inventories, substantially all of which are raw materials, consisting primarily of bottles, actuators and the calcitonin-salmon active pharmaceutical ingredient for our calcitonin-salmon nasal spray which were acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), are stated at the lower of cost or market (first-in, first-out basis). For a discussion of the status of our collaboration with Par Pharmaceutical, see Note 7: Contractual Agreements — Par Pharmaceutical. Balances on hand in excess of estimated usage within one year are classified as non-current and are included in other assets in the accompanying consolidated balance sheets. At both December 31, 2006 and March 31, 2007, inventories classified as non-current were $515,000.

Note 3 — Concentration of Credit Risk and Significant Customers
     We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.
     We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Merck & Co., Inc. (“Merck”) was terminated in March 2006. Merck accounted for approximately 56% of total revenue and Procter & Gamble Pharmaceuticals, Inc. (“P&G”) accounted for approximately 31% of total revenue for the three months ended March 31, 2006. P&G accounted for 71% of total revenue and Novo Nordisk A/S (“Novo Nordisk”) accounted for approximately 19% of total revenue for the three months ended March 31, 2007.
     At March 31, 2007, one customer accounted for 64% of our accounts receivable balance.
Note 4 — Net Loss Per Common Share
     Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	Three Months Ended March 31,
	2006	2007
Stock options outstanding under our various stock option plans	2,523	2,486
Unvested restricted stock	496	598
Warrants	733	661

Total	3,752	3,745

Note 5— Stockholders’ equity and comprehensive loss
     Common Stock Offerings —In January 2007, we completed a public offering of 3,250,000 shares of our common stock at an offering price of $13.00 per share pursuant to our $125.0 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million. As of March 31, 2007, we had approximately $84.1 million remaining on our effective shelf registration statement.
     Comprehensive Loss —Comprehensive loss was $7.8 million and $11.5 million for the first quarter of 2006 and the first quarter of 2007. The difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.
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
Note 6 — Stock-based compensation
     On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended March 31,
	2006	2007
Stock-based compensation:
Research and development	$480	$725
Sales and marketing	45	117
General and administrative	675	714

Total stock-based compensation	$1,200	$1,556

     Restricted Stock Awards — Pursuant to restricted stock awards granted under our existing stock-based incentive plans, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 71,311 and 91,762 shares of common stock with a per share weighted average fair value of $16.81 and $13.16 in each of the first quarters of 2006 and of 2007. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2007	544
Restricted shares issued	92
Restricted shares forfeited	(3)
Restricted shares vested	(35)

Unvested restricted shares outstanding, March 31, 2007	598

Weighted average grant date fair value per share	$13.89

     The 598,414 unvested restricted shares outstanding at March 31, 2007 are scheduled to vest as follows: 179,450 shares in 2007, 219,367 shares in 2008, 169,014 shares in 2009 and 30,583 shares in 2010. The fair value of restricted stock vested during the three month periods ended March 31, 2006 and 2007 was approximately $136,000 and $518,000.
     Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $6.7 million at March 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.3 years.
     Stock Options — Stock options to purchase shares of our common stock are granted to certain employees, at prices at or above the fair market value on the date of grant. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the options based on the fair value on the grant date. The following summarizes stock option activity during the three month period ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)			(in thousands)
Outstanding December 31, 2006	2,412	$13.18
Options granted	88	13.16
Options exercised	(15)	9.72
Options canceled	—	—
Options expired	—	—

Outstanding at March 31, 2007	2,486	$13.20	6.0 years	$869

Exercisable at March 31, 2007	1,792	$12.79	5.1 years	$860

     The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three month periods ended March 31:

	2006	2007
Expected dividend yield	0%	0%
Risk free interest rate	4.1%	4.8%
Expected stock volatility	74%	66%
Expected option life	6 years	6 years
Weighted average fair value granted	$10.39	$8.36
     As of March 31, 2007, we had approximately $4.8 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.2 years.
     The intrinsic value of stock options outstanding and exercisable at March 31, 2007 is based on the $10.79 closing market price of our common stock on that date, and is calculated by aggregating the difference between $10.79 and the exercise price of each of the approximately 2.4 million outstanding vested and unvested stock options which have an exercise price less than $10.79. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2007 was approximately $1.0 million and $57,000, respectively, determined as of the date of exercise. The total fair value of options that vested during the three month periods ended March 31, 2006 and March 31, 2007 was approximately $1.0 million and $271,000. The total fair value of options that were forfeited during the three month period ended March 31, 2006 was approximately $101,000. No options were forfeited during the three month period ended March 31, 2007.
     At March 31, 2007, options to purchase up to 2,486,185 shares of our common stock were outstanding under our various stock incentive plans, unvested restricted stock awards for an aggregate of 598,414 shares of our common stock were outstanding under our 2004 Plan and 797,218 shares were available for future grants or awards under our various stock incentive plans.
     We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of March 31, 2007 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.
     Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At March 31, 2007, there were warrants outstanding for the purchase of 660,814 shares of our common stock with exercise prices ranging from $11.09 to $14.26, which will expire in September 2008 and June 2009, respectively, with a weighted average exercise price of $13.57 per share.
     Note 7 — Contractual Agreements
     Procter & Gamble (“P&G”) — In January 2006, we entered into a License Agreement (the “License Agreement”) with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under terms of the License Agreement, we granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received in the second quarter of 2006 and recognized in full as revenue in the year ended December 31, 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
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
     Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon certain regulatory filings and approvals, and the sale of products. In connection with the transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use as set forth in SFAS No. 2, “Accounting for Research and Development Costs.” This charge was included in research and development expense in the first quarter of 2006.
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
     In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 (the “Questcor Agreements”) to QOL Medical, LLC (“QOL”). We received $2.0 million from Questcor in October 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL has also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL. We recognized product revenue relating to the supply agreement of approximately $419,000 in the first quarter of 2006 and approximately $220,000 in the first quarter of 2007.
     Alnylam Pharmaceuticals, Inc. — In July 2005, we announced that we had acquired an exclusive InterfeRx™ license from Alnylam Pharmaceuticals, Inc. (“Alnylam”) to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic respiratory diseases. Under the agreement, Alnylam received an initial license fee from us and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005.

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
     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects.
     Government Grants — In September 2006, the National Institute of Health awarded us a $1.9 million grant to prevent and treat influenza. In the first quarter of 2007, we recognized approximately $100,000 in revenue related to this grant.
     Thiakis Limited — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, we made an equity investment in and paid an initial license fee to Thiakis, Ltd. (“Thiakis”). We expensed the equity investment and initial license fee as research and development expense in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes.
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
     Feasibility Agreements — We have entered into various feasibility agreements with partners, including Novo Nordisk and other undisclosed partners. Under the feasibility agreements, which are generally for terms of one year or less, we are typically reimbursed for the cost of work performed.
Note 8 — Commitments and Contingencies
     Leases — We lease space for our manufacturing, research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016 and for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In connection with the terms of the leases of our Bothell, Washington facilities, we provide our landlords with stand-by letters of credit that total approximately $2.2 million.
     We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we purchase assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $1.0 million and $1.3 million in the three months ended March 31,

2006 and 2007. Our annual borrowing limit for new purchases in 2007 is $5.5 million. Interest rates on capital lease borrowings ranged from approximately 8.3% to 10.3% during the three months ended March 31, 2006 and from approximately 8.3% to 10.6% during the three months ended March 31, 2007.
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
     We are engaged in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts. As of March 31, 2007, we had 41 patents issued and 314 patent applications filed to protect our proprietary technologies.
  Procter & Gamble Partnership
     PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth, is the same active ingredient that is being marketed as an injectable product by Eli Lilly & Company (“Lilly”) under the trade name Forteo®. We have developed a proprietary nasal formulation of PTH(1-34) and we are currently in Phase 2 clinical trials in this program. We view a potentially non-invasive, nasally delivered alternative to Forteo® as a significant market opportunity.
     On January 27, 2006, we entered into a Product Development and License Agreement (the “License Agreement”) with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under the terms of the License Agreement, we have granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and the potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received in the second quarter of 2006 and recognized in full as revenue in 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
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
  Merck Partnership
     In September 2004, we entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Merck Agreements”) with Merck & Co., Inc. (“Merck”), for the global development and commercialization of PYY(3-36) nasal spray, our product for the treatment of obesity. The Merck Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while we would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to our exercise of an option to co-promote the product in the U.S. Under the Merck Agreements, we received an initial cash payment of $5.0 million in 2004. The $5.0 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in our accompanying condensed consolidated balance sheets.

     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects.
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
     Alnylam. We entered into a license agreement in July 2005 with Alnylam Pharmaceuticals, Inc. (“Alnylam”), a biopharmaceutical company focused on developing RNAi-based drugs, pursuant to Alnylam’s InterfeRx™ licensing program. Under the license, we acquired the exclusive rights to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases, including rheumatoid arthritis and certain chronic diseases. Under our agreement with Alnylam, we paid an initial license fee to Alnylam, and we are obligated to pay annual and milestone fees and royalties on sales of any products covered by the license agreement.
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
     Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon certain regulatory filings and approvals, and the sale of products. In connection with the transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. This charge was included in research and development expense in the first quarter of 2006.
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
   Other Collaborations
     Questcor Pharmaceuticals, Inc./QOL Medical LLC. In February 2005, the FDA approved our Nascobal® nasal spray 505(b)(2) application for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. We developed the Nascobal® nasal spray as an alternative to Nascobal® (Cyanocobalamin, USP) gel, an FDA-approved product launched in 1997.
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
     Novo Nordisk A/S feasibility agreement. In March 2006, we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S (“Novo Nordisk”) with respect to certain Novo Nordisk therapeutic compounds.
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
Cash Position and Recent Financings
     As of March 31, 2007, we had approximately $81.4 million in cash, cash equivalents and short-term investments, including approximately $2.2 million in restricted cash. As of March 31, 2007, we had an accumulated deficit of $154.0 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $41.0 million. As of March 31, 2007, we had approximately $84.0 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock or warrants in the amount of up to $125.0 million.
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
   Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock, based on estimated fair values and supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     Upon adoption of SFAS 123R, we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
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
   Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1992 and thereafter, since we have net operating loss carryforwards for tax years ended in 1992. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor we did record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes. Penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.

Consolidated Results of Operations
   Comparison of Quarterly Results of Operations
     Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended
	March 31,		Change
	2006	2007	$	%
Revenue
License and research fees	$6,299	$4,672	$(1,627)	(26)%
Government grants	—	100	100
Product revenue	419	220	(199)	(47)%

Total revenue	6,718	4,992	(1,726)	(26)%

Operating expenses
Cost of product revenue	239	59	(180)	(75)%
Research and development	11,801	12,874	1,073	9%
Sales and marketing	395	581	186	47%
General and administrative	2,951	3,704	753	26%

Total operating expenses	15,386	17,218	1,832	12%
Interest income	638	957	319	50%
Interest and other expense	(108)	(271)	(163)	151%

Loss before cumulative effect of change in accounting principle	(8,138)	(11,540)	(3,402)	42%
Cumulative effect of change in accounting principle	291	—	(291)	(100)%

Net loss	$(7,847)	$(11,540)	$(3,693)	47%

   Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2007
     Revenue. Our agreement with Merck was terminated in March 2006. Merck accounted for approximately 56% of total revenue and P&G accounted for approximately 31% of total revenue for the three months ended March 31, 2006. P&G accounted for 71% of total revenue and Novo Nordisk accounted for approximately 19% of total revenue for the three months ended March 31, 2007.
     License and research fees revenue. Revenue from license and research fees decreased in the first quarter of 2007 compared to the first quarter of 2006.
     Our license and research fee revenue recognized in the first quarter of 2006 was primarily composed of approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck and recognition of other fees received from other collaborative partners over the estimated remaining development periods, including a portion of the $10.0 million received as a result of our collaboration agreement with P&G. In the first quarter of 2007, license and research fee revenue was primarily composed of the recognition of current period research and development fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.
     Government grants revenue. In September 2006, the NIH awarded us a $1.9 million grant to prevent and treat influenza. Revenue recognized under this grant during the first quarter of 2007 totaled approximately $100,000.
     Product Revenue. During the first quarters of 2006 and 2007, product revenue consists of sales of our Nascobal® brand products. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product sales revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product sales revenue from QOL in the future.
     Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue decreased to $59,000 in the first quarter of 2007 compared to $239,000 in the first quarter of 2006 due primarily to decreased orders and, accordingly, shipments of Nascobal® products. We produced two production lots of Nascobal® nasal spray in the first quarter of

2007, compared to two production lots of Nascobal® nasal spray, one production lot of Nascobal® nasal gel and a bulk inventory sale of production vials under the supply agreement with QOL in the first quarter of 2006.
     Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the first quarter of 2007 continued to increase as compared to the 2006 period, due to the following:
•	Personnel-related expenses increased by 36% to $5.3 million in the first quarter of 2007 compared to $3.9 million in the first quarter of 2006 due to an increase in headcount in support of our R&D programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 132% to approximately $4.0 million in the first quarter of 2007 compared to approximately $1.7 million in the first quarter of 2006 due primarily to our increased efforts related to pre-clinical and clinical programs for PTH(1-34), PYY, calcitonin and RNAi.

•	Facilities and equipment costs increased by 76% to $2.4 million in the first quarter of 2007 compared to $1.4 million in the first quarter of 2006 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity. Depreciation expense included in R&D in the first quarter of 2007 was $0.7 million, compared with $0.5 million in the first quarter of 2006.

•	Non-cash stock-based compensation included in R&D expense increased to $0.7 million in the first quarter of 2007 from approximately $0.5 million in the first quarter of 2006.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We intend to further develop this IP and technology, which should cause a related increase in R&D expenses.
     The increases in R&D expenses discussed above were partially offset by the decrease related to purchased in-process R&D (IPR&D). In February 2006 we acquired RNAi IP and other RNAi technologies from Galenea, including patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. We also assumed Galenea’s awarded and pending grant applications from National Institutes of Allergy and Infectious Diseases and the Department of Defense to support the development of RNAi-based antiviral drugs. In connection with this transaction, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. Purchased IPR&D expenses, which were zero in the current quarter, were included in R&D expense in the first quarter of 2006.
     R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended March 31,
	2006(2)	2007
PTH(1-34)	28%	32%
Tight Junctions and RNAi	32%	17%
Insulin	7%	11%
PYY	5%	8%
Influenza	4%	7%
Carbetocin	0%	6%
Calcitonin	11%	3%
Other research and development projects(1)	13%	16%

Total	100%	100%

(1)	Other research and development projects include our excipient projects, feasibility projects and other projects.

(2)	Excludes purchased IPR&D in the field of RNAi related to influenza from Galenea of approximately $4.1 million in 2006. We believe that presenting R&D expense by project as a percentage of total R&D project expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D project expense.
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
     Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. The 47% increase in sales and marketing expense in the first quarter of 2007 compared to the first quarter of 2006 resulted primarily from increased staffing in support of our collaborative relationships and an increase in non-cash stock-based compensation expense resulting from the expensing of restricted stock, which we first began issuing in 2004. Stock-based compensation included in sales and marketing increased from approximately $45,000 in the first quarter of 2006 to $117,000 in the first quarter of 2007. As a percent of revenue, sales and marketing expense increased from 6% in the first quarter of 2006 to 12% in the first quarter of 2007 due to higher expenses and lower revenue in the 2007 period. We expect sales and marketing costs, which include business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.
     General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 26% increase in general and administrative expenses in first quarter of 2007 compared to the first quarter of 2006 resulted primarily from the following:

•	Costs of legal and accounting fees, corporate insurance and other administrative costs increased by 17% to approximately $1.5 million in the first quarter of 2007 compared to approximately $1.3 million in the first quarter of 2006.

•	Personnel-related expenses increased by 43% to $1.3 million in the first quarter of 2007 compared to $0.9 million in the first quarter of 2006 due primarily to increased headcount related to administrative activities.
     We expect general and administrative expenses to increase in the foreseeable future, depending on the growth of our research and development and other corporate activities.
     Interest Income. The 50% increase in interest income in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to higher market interest rates earned on our invested funds, as well as higher average balances available for investment in the current year period. In January 2007 we raised net proceeds of approximately $41.0 million through issuance of our common stock.
     Interest and Other Expense. We incurred interest expense on our capital leases. The increase in interest expense in the first quarter of 2007 compared to the first quarter of 2006 was due to an increase in the average borrowings as well as a higher weighted average interest rate.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements consist primarily of the need for working capital, including funding R&D activities and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $154.0 million as of March 31, 2007 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.
Sources and Uses of Cash
     We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities and notes payable.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $41.0 million. As of March 31, 2007, we had approximately $84.0 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock or warrants in the amount of up to $125.0 million. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in second quarter 2006 was recognized in full as revenue in that period.

•	Under our collaborative arrangement with Merck for PYY(3-36), we received an initial cash payment of $5.0 million in October 2004. The $5.0 million initial payment was being amortized over the estimated development period until the collaboration was terminated in March 2006, at which time the unamortized balance of the license payment of approximately $3.7 million was recognized as revenue and we reacquired our rights in the PYY program.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2.0 million from Questcor upon FDA approval of an NDA for our Nascobal® nasal spray product. In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. We received $2.0 million from

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
     We used cash of $9.1 million in our operating activities in the first quarter of 2007, compared to $3.6 million in the first quarter of 2006. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock and stock options. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.
     We used cash of $10.6 million in our investing activities in the first quarter of 2007, compared to $9.9 million in the first quarter of 2006. Changes in cash from investing activities are due primarily to changes in restricted cash, purchases of short-term investments net of maturities and purchases of property and equipment. We expect to continue to make significant investments in our R&D infrastructure, including purchases of property and equipment to support our R&D activities. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.
     Our financing activities provided cash of $41.2 million in the first quarter of 2007, compared to $8.0 million in the first quarter of 2006. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $41.0 million in January 2007 through public placement of shares of common stock.
Liquidity
     We had a working capital (current assets less current liabilities) surplus of $72.5 million as of March 31, 2007. As of March 31, 2007, we had approximately $81.4 million in cash, cash-equivalents and short-term investments, including $2.2 million in restricted cash. We believe, although there can be no assurance, that our current cash position will provide us with adequate working capital for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of March 31, 2007, the unused portion of our 2007 capital lease credit line of $5.5 million for financing equipment and leasehold assets was approximately $4.2 million.
Contractual Obligations
     Our contractual obligations have changed since December 31, 2006 to March 31, 2007 as follows:
•	Our purchase obligations decreased by approximately $3.0 million from approximately $3.6 million at December 31, 2006 to approximately $0.6 million at March 31, 2007 due to the timing of purchase order activity (primarily for PTH(1-34)) .
Off-Balance Sheet Arrangements
     As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at March 31, 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.8 million to interest income on an annual basis.
ITEM 4 – CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.
     (b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.
PART II – OTHER INFORMATION
ITEM 5 – OTHER INFORMATION
     On May 4, 2007 the Company and Dr. Quay, Mr. Ranker, Dr. Brandt and Mr. Duffy entered into omnibus amendments to their respective outstanding grant awards dated February 6, 2007 to provide that the terms of their respective Employment Agreements shall supersede any conflicting terms contained in such grant awards.
ITEM 6 – EXHIBITS
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 7, 2007.

NASTECH PHARMACEUTICAL COMPANY INC.
By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker
Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.6	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment, dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, with Ditty Properties Limited Partnership, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.7	First Amendment, dated July 17, 2006, to Lease Agreement dated March 1, 2006 with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit
No.	Description
10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech Pharmaceutical Company Inc. and Gordon C. Brandt, M.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference).

10.13	Employment Agreement effective as of September 15, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006 and incorporated herein by reference).

10.14	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.15	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.22	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.23	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.24	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.25	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.26	Amendment No. 4 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No. 333-135724, and incorporated herein by reference).

10.27	Amendment No. 5 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (Filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.28	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

Exhibit
No.	Description
10.29	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.30	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.31	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.32	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.33	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)

10.34	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.35	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

10.36	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc (filed as Exhibit 10.46 to our Annual Report on Form 10-K dated March 7, 2007 and incorporated herein by reference).

10.37	Supply Agreement by and between the Company and Procter & Gamble Pharmaceuticals, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2006 and incorporated herein by reference).(1)

10.38	Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Amylin Pharmaceuticals, Inc. dated June 23, 2006.(1) (filed as exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.39	Employment Agreement effective as of November 1, 2006 by and between the Company and Paul H. Johnson, Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2006 and incorporated herein by reference).

10.40	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

10.41	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

10.42	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007.(2)

31.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.