Form 10-Q
period 2007-06-30
NASTECH PHARMACEUTICAL CO INC
filed 2007-08-08
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
July 31, 2007	Common stock — $0.006 par value	25,672,310

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
Items 1, 1A, 2, 3 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,481	$53,036
Restricted cash	2,155	2,155
Short-term investments	20,357	12,282
Accounts receivable	2,798	360
Inventories	2,203	2,200
Prepaid expenses and other current assets	1,564	1,756

Total current assets	57,558	71,789
Investments in marketable securities	—	2,906
Property and equipment, net	15,444	16,112
Other assets	830	849

Total assets	$73,832	$91,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$2,543
Accrued payroll and employee benefits	2,652	2,604
Accrued expenses	882	839
Capital lease obligations — current portion	4,226	4,809
Deferred revenue — current portion	2,528	2,672

Total current liabilities	14,725	13,467
Capital lease obligations, net of current portion	7,457	7,539
Deferred revenue, net of current portion	6,138	4,957
Other liabilities	2,176	2,292

Total liabilities	30,496	28,255

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 authorized: 22,117,124 shares issued and outstanding as of December 31, 2006 and 25,534,375 issued and outstanding as of June 30, 2007	185,849	229,840
Accumulated deficit	(142,493)	(166,400)
Accumulated other comprehensive loss	(20)	(39)

Total stockholders’ equity	43,336	63,401

Total liabilities and stockholders’ equity	$73,832	$91,656

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
		(In thousands, except per share data)
Revenue
License and research fees	$11,238	$4,733	$17,537	$9,405
Government grants	—	102	—	202
Product revenue	173	25	592	245

Total revenue	11,411	4,860	18,129	9,852

Operating expenses:
Cost of product revenue	62	9	301	68
Research and development	8,766	12,764	20,567	25,638
Sales and marketing	435	631	830	1,212
General and administrative	3,301	4,484	6,252	8,188

Total operating expenses	12,564	17,888	27,950	35,106

Loss from operations	(1,153)	(13,028)	(9,821)	(25,254)
Other income (expense):
Interest income	718	948	1,356	1,905
Interest and other expense	(125)	(287)	(233)	(558)

Total other income	593	661	1,123	1,347

Loss before cumulative effect of change in accounting principle	(560)	(12,367)	(8,698)	(23,907)
Cumulative effect of change in accounting principle	—	—	291	—

Net loss	$(560)	$(12,367)	$(8,407)	$(23,907)

Loss per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.50)	$(0.41)	$(0.97)
Cumulative effect of change in accounting principle	—	—	.01	—

Net loss per common share — basic and diluted	$(0.03)	$(0.50)	$(0.40)	$(0.97)

Shares used in computing net loss per share — basic and diluted	21,238	24,910	20,965	24,730

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2007
(Unaudited)

				Accumulated
	Common Stock and Additional			Other	Total
	Paid-In Capital		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Loss	Equity
	(In thousands, except share data)
Balance December 31, 2006	22,117,124	$185,849	$(142,493)	$(20)	$43,336
Proceeds from the exercise of options	22,500	168	—	—	168
Proceeds from the issuance of common shares, net	3,250,000	40,923	—	—	40,923
Compensation related to restricted stock	144,751	1,589	—	—	1,589
Compensation related to stock options	—	1,311	—	—	1,311
Net loss	—	—	(23,907)	—	(23,907)
Unrealized loss on securities available for sale	—	—	—	(19)	(19)

Comprehensive loss	—	—	—	—	(23,926)

Balance June 30, 2007	25,534,375	$229,840	$(166,400)	$(39)	$63,401

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
	(In thousands)
Operating activities:
Net loss	$(8,407)	$(23,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	1,366	1,311
Non-cash compensation related to restricted stock	1,206	1,589
Depreciation and amortization	1,210	2,097
Loss on retirement of property and equipment	3	4
Cumulative effect of change in accounting principle	(291)	—
Changes in assets and liabilities:
Accounts receivable	(1,100)	2,438
Inventories	(11)	3
Prepaid expenses and other assets	79	(211)
Accounts payable	544	(1,894)
Deferred revenue	4,238	(1,037)
Accrued expenses and other liabilities	278	25

Net cash used in operating activities	(885)	(19,582)

Investing activities:
Change in restricted cash	(500)	—
Purchases of property and equipment	(5,011)	(2,769)
Purchases of investments	(37,443)	(29,186)
Sales and maturities of investments	34,650	34,336

Net cash provided by (used in) investing activities	(8,304)	2,381

Financing activities:
Borrowings under capital lease obligations	2,355	2,969
Payments on capital lease obligations	(1,445)	(2,304)
Proceeds from exercise of stock options	2,874	168
Proceeds from exercise of warrants	5,510	—
Proceeds from the issuance of common shares, net	—	40,923

Net cash provided by financing activities	9,294	41,756

Net increase in cash and cash equivalents	105	24,555
Cash and cash equivalents — beginning of period	26,769	28,481

Cash and cash equivalents — end of period	$26,874	$53,036

Supplemental disclosure:
Cash paid for interest	$244	$554

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2007 and 2006 (Unaudited)
Note 1 — Summary of Significant Accounting Policies
     Basis of Preparation —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or for any future period.
     Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MD-RNA, Inc. All inter-company balances and transactions have been eliminated in consolidation.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include revenue recognition, research and development costs, stock-based compensation and income taxes. Actual results could differ from those estimates.
     Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss or net change in cash and cash equivalents.
     Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1993 and thereafter, since we have net operating loss carryforwards for tax years starting in 1993. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor did we record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes. Penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. While we are in the process of evaluating EITF 07-03 as it relates to nonrefundable advance payments we make for goods or services received in future research and development activities, such as clinical trials, we do not believe the adoption of EITF 07-03 will have a significant impact on our consolidated financial position or results of operations.
Note 2 — Inventories
     Inventories, substantially all of which are raw materials, consisting primarily of bottles, actuators and the calcitonin-salmon active pharmaceutical ingredient for our calcitonin-salmon nasal spray which were acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), are stated at the lower of cost or market (first-in, first-out basis). For a discussion of the status of our collaboration with Par Pharmaceutical, see Note 7: Contractual Agreements — Par Pharmaceutical. Balances on hand in excess of estimated usage within one year are classified as non-current and are included in other assets in the accompanying consolidated balance sheets. At December 31, 2006 and June 30, 2007, inventories classified as non-current were approximately $0.5 million.
Note 3 — Concentration of Credit Risk and Significant Customers
     We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.
     We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Procter & Gamble Pharmaceuticals, Inc. (“P&G”)	95%	31%	71%	51%
QOL Medical, LLC (“QOL”)	2%	43%	4%	25%
Novo Nordisk A/S (“Novo Nordisk”)	1%	21%	1%	20%
Merck & Co., Inc. (“Merck”)	0%	0%	21%	0%

Total	98%	95%	97%	96%

     At June 30, 2007, one customer accounted for 72% of our total accounts receivable balance of $0.4 million.
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

	As of June 30,
	2006	2007
Stock options outstanding under our various stock option plans	2,559	2,527
Unvested restricted stock	493	634
Warrants	709	661

Total	3,761	3,822

Note 5 — Stockholders’ equity and comprehensive loss
     Common Stock Offerings — In January 2007, we completed a public offering of 3,250,000 shares of our common stock at an offering price of $13.00 per share pursuant to our $125.0 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million. As of June 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement.

     Comprehensive Loss — Comprehensive loss was $0.6 million and $12.4 million for the three months ended June 30, 2006 and 2007. Comprehensive loss was $8.4 million and $23.9 million for the six months ended June 30, 2006 and 2007. The only difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.
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
Note 6 — Stock-based compensation
     On January 1, 2006, we adopted SFAS No. 123R (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.
     The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2007	2006	2007
Stock-based compensation:
Research and development	$499	$601	$978	$1,326
Sales and marketing	75	121	120	238
General and administrative	798	622	1,474	1,336

Total stock-based compensation	$1,372	$1,344	$2,572	$2,900

     Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 79,635 and 65,656 shares of common stock with a per share weighted average fair value of $13.89 and $11.77 in each of the three month periods ending June 30, 2006 and 2007. We granted restricted stock awards representing 150,946 and 157,418 shares of common stock with a per share weighted average fair value of $15.27 and $12.58 in the six month periods ending June 30, 2006 and 2007. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2007	544
Restricted shares issued	158
Restricted shares forfeited	(8)
Restricted shares vested	(60)

Unvested restricted shares outstanding, June 30, 2007	634

Weighted average grant date fair value per share	$13.73

     The 633,884 unvested restricted shares outstanding at June 30, 2007 are scheduled to vest as follows: 152,913 shares in 2007, 239,323 shares in 2008, 189,406 shares in 2009 and 52,242 shares in 2010. The fair value of restricted stock vested during the three month periods ended June 30, 2006 and 2007 was approximately $1.1 million and $0.6 million. The fair value of restricted stock vested during the six month periods ended June 30, 2006 and 2007 was approximately $1.2 million and $1.1 million.
     Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $6.6 million at June 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.0 years.
     Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock- based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the options based on the fair value on the grant date. The following summarizes stock option activity during the six month period ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)			(in thousands)
Outstanding December 31, 2006	2,412	$13.18
Options granted	164	12.44
Options exercised	(22)	10.10
Options expired	(27)	13.62

Outstanding at June 30, 2007	2,527	$13.15	5.9 years	$920

Exercisable at June 30, 2007	1,866	$12.81	4.9 years	$909

     The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	5.0%	4.7%	4.8%	4.7%
Expected stock volatility	68%	62%	70%	64%
Expected option life	5.5 years	5.5 years	5.7 years	5.8 years
Weighted average fair value granted	$8.42	$6.83	$9.05	$7.65
     As of June 30, 2007, we had approximately $4.6 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.9 years.
     The intrinsic value of stock options outstanding and exercisable at June 30, 2007 is based on the $10.91 closing market price of our common stock on that date, and is calculated by aggregating the difference between $10.91 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $10.91. The following summarizes stock option activity during the three and six month periods ended June 30, 2006 and 2007 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Intrinsic value of options exercised	$271	$19	$1,301	$76
Fair value of options that vested	836	921	1,879	1,192
Fair value of options that were forfeited	—	—	101	—
Fair value of options that expired	—	270	—	270
     At June 30, 2007, options to purchase up to 2,526,985 shares of our common stock were outstanding under our various stock incentive plans, unvested restricted stock awards for an aggregate of 633,884 shares of our common stock were outstanding under our 2004 Plan and 689,668 shares were available for future grants or awards under our various stock incentive plans.
     We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of June 30, 2007 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.
     Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, none of which have been issued as of June 30, 2007. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Our initial six-month purchase period is planned to start October 1, 2007.
     Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At June 30, 2007, there were warrants outstanding for the purchase of 660,814 shares of our common stock with exercise prices ranging from $11.09 to $14.26, which will expire in September 2008 and June 2009, respectively, with a weighted average exercise price of $13.57 per share.
     Note 7 — Contractual Agreements
     Procter & Gamble Pharmaceuticals, Inc. — In January 2006, we entered into a License Agreement (the “License Agreement”) with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis. Under terms of the License Agreement, we granted P&G rights to the worldwide development and commercialization of our PTH(1-34) nasal spray in exchange for an upfront fee, research and development expense reimbursements and potential for future milestone payments and royalties on product sales. Payments we have already received under the License Agreement include a $10.0 million initial payment upon execution of the License Agreement, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period, and a $7.0 million milestone payment received in the second quarter of 2006 and recognized in full as revenue in the year ended December 31, 2006. In total, milestone payments could reach $577 million over the life of the partnership depending upon the successful completion of specified development, regulatory and commercialization goals, although there can be no assurance that any such milestones will be achieved. Under the License Agreement, we are eligible to receive double-digit patent-based royalties, with the rate escalating upon the achievement of certain sales levels.
     We are jointly developing our PTH(1-34) nasal spray with P&G. Under the License Agreement, P&G reimburses us for development activities we perform and P&G assumes responsibility for clinical and non-clinical studies, regulatory approval and worldwide sales, marketing and promotion of our PTH(1-34) nasal spray, while we are responsible for the chemistry, manufacturing and controls (“CMC”) sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit, if the product is approved.
     On December 4, 2006, we entered into the First Amendment (the “Amendment”) to the License Agreement with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to $15.0 million in milestone payments which we had previously anticipated receiving in 2006.

The amended milestone payment terms now require a $5.0 million payment on the initiation of a definitive Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.
     Galenea Corporation (“Galenea”)— In February 2006, we acquired RNAi intellectual property (“IP”) and other RNAi technologies from Galenea. The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. Additionally, we assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (“NIH”), and the Department of Defense to support the development of RNAi-based antiviral drugs.
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
     Amylin Pharmaceuticals, Inc. (“Amylin”) — In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of exenatide for the treatment of type 2 diabetes. Preclinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin filed an Investigational New Drug application (“IND”) with the FDA in July 2006 to allow clinical trials to begin, and began clinical trials in the third quarter of 2006.
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
     In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information which was submitted in June 2007. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.
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
     Questcor Pharmaceuticals, Inc. (“Questcor”)/QOL— In connection with the 2003 sale of certain assets relating to our Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor, Questcor agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. FDA approval for the Nascobal® nasal spray product was granted in January 2005, and the $2.0 million payment due upon this milestone was received from Questcor in February 2005.
     Under the terms of a supply agreement between the parties, subject to certain limitations, we were obligated to manufacture and supply, and Questcor was obligated to purchase from us, all of Questcor’s requirements for Nascobal® nasal gel and spray.
     In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 (the “Questcor Agreements”) to QOL . In consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Questcor Agreements we received $2.0 million from Questcor in October 2005.that is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. The U.S. patent for the Nascobal® nasal spray product was issued in June 2007 and the $2.0 million payment due upon the achievement of this milestone was received from QOL in June 2007.
     We recognized product revenue relating to the supply agreement of approximately $0.2 million and $0.6 million in the three and six months ended June 30, 2006, respectively, and zero and approximately $0.2 million in the three and six months ended June 30, 2007, respectively.

     Alnylam Pharmaceuticals, Inc. (“Alnylam”) — In July 2005, we acquired an exclusive InterfeRx™ license from Alnylam to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under the agreement, Alnylam received an initial license fee from us and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005.
     Merck Partnership/Continuation of PYY(3-36) Development — In September 2004, we entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Merck Agreements”) with Merck, for the global development and commercialization of PYY(3-36) nasal spray, our product for the treatment of obesity. The Merck Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while we would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to our exercise of an option to co-promote the product in the U.S. Under the Merck Agreements, we received an initial cash payment of $5.0 million in 2004. The $5.0 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue in our accompanying consolidated balance sheets.
     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY(3-36) program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY(3-36) product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects. The study identified doses for a long-term Phase 2 efficacy and safety clinical trial. We intend to undertake an additional Phase 2 clinical trial and, thereafter, to seek a new commercial partnership for PYY(3-36) with a major pharmaceutical company that has a strong presence in metabolic diseases and the worldwide clinical development and commercialization capabilities necessary to maximize the value of the product candidate.
     Government Grants — In September 2006, the National Institute of Health awarded us a $1.9 million grant to prevent and treat influenza. In the three and six months ended June 30, 2007, we recognized approximately $0.1 million and $0.2 million, respectively, in revenue related to this grant.
     Thiakis Limited (“Thiakis”)— In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, we made an equity investment in and paid an initial license fee to Thiakis. We expensed the equity investment and initial license fee as research and development expense in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes.
     Cytyc Corporation (“Cytyc”) — In July 2003, we entered into an agreement with Cytyc pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement in the near future. In June 2007, however, Cytyc informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments may be received by us related to the license agreement. We will evaluate further commercial prospects for this device if such rights are returned.
     City of Hope — In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the target cells’ natural activities.
     Feasibility Agreements — We have entered into various feasibility agreements with partners, including Novo Nordisk and other undisclosed partners. Feasibility agreements are generally for terms of one year or less.
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
     We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we purchase assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $1.4 million and $1.7 million in the three months ended June 30, 2006 and 2007, respectively, and $2.4 million and $3.0 million in the six months ended June 30, 2006 and 2007, respectively. Our annual borrowing limit for new purchases in 2007 is $5.5 million. Interest rates on capital lease borrowings ranged from approximately 8.3% to 10.6% during the three and six months ended June 30, 2006 and from approximately 8.3% to 10.6% during the three and six months ended June 30, 2007, respectively.
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
     We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based drug delivery technology. Using our technology, we create and utilize novel formulation components or excipients that can reversibly open the “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood brain barrier, which function to provide barrier integrity and to regulate the transport and passage of molecules across these natural boundaries.
     We believe our nasal drug delivery technology offers advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the elimination of injection site pain and avoidance of injection site irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, we may choose to develop, manufacture and commercialize some product candidates on our own.
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
     Our goal is to become a leader in both the development and commercialization of innovative, nasal drug delivery products and technologies, as well as in RNAi therapeutics. Key elements of our strategy include:
•	Applying Our Tight Junction Technology and Other Drug Delivery Methods to Product Candidates. We focus our research and development efforts on product candidates, including peptides, large and small molecules and therapeutic siRNA, where our proprietary technologies may offer clinical advantages, such as improved safety and clinical efficacy, or increased patient compliance. We also will continue to search for applications of our tight junction technology to improve other forms of drug delivery, including oral, pulmonary and intravenous delivery.

•	Collaborations with Pharmaceutical and Biotechnology Companies. We will continue to establish strategic collaborations with pharmaceutical and biotechnology companies. Typically, we collaborate with partners to commercialize our product candidates by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We also assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials, or are even currently marketed. We generally structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase, revenue from manufacturing upon commercialization and patent-based royalties on future sales of products.

•	Developing and Commercializing Our Own Product Candidates. In select cases where we believe it to be strategically advantageous to us, we plan to internally develop, manufacture and commercialize our products.

•	Leveraging Our Manufacturing Expertise and Capabilities. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how, which we believe would be difficult for our competitors to replicate in the near term. These capabilities give us competitive advantages, including the ability to prepare the chemistry, manufacturing and controls (“CMC”) section of new drug application (“NDA”) filings with the U.S. Food and Drug Administration (“FDA”) and to maintain a high-level of quality control in manufacturing product candidates for clinical trials and FDA-approved products for commercialization. We believe our manufacturing capabilities will meet our projected capacity needs for the foreseeable future.
     We are engaged in a variety of preclinical research and clinical development efforts. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have expanded our RNAi research and development efforts. As of June 30, 2007, we had 44 patents issued and 350 patent applications filed to protect our proprietary technologies.

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
     We are jointly developing our PTH(1-34) nasal spray with P&G. Under the License Agreement, P&G reimburses us for development activities we perform and assumes responsibility for clinical and non-clinical studies, regulatory approval and worldwide sales, marketing and promotion of our PTH(1-34) nasal spray, while we are responsible for the CMC sections of the FDA regulatory submission. In June 2006, we entered into an agreement with P&G to manufacture and supply PTH(1-34) nasal spray for the potential commercialization of this investigational product for the treatment of osteoporosis. Under terms of the supply agreement, we will be the exclusive manufacturer of the PTH(1-34) nasal spray and will manufacture the product and supply it to P&G at a transfer price that includes a manufacturing profit, if the product is approved.
     On December 4, 2006, we entered into the First Amendment to the License Agreement (“the Amendment”) with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to $15.0 million in milestone payments which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of a definitive Phase 2 dose ranging study and a $10.0 million payment on the initiation of a Phase 3 clinical study.
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
     In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information which was submitted in June 2007. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.
   Merck Partnership/Continuation of PYY(3-36) Development
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
     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY(3-36) program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY(3-36) product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects. The study identified doses for a long-term Phase 2 efficacy and safety clinical trial. We intend to undertake an additional Phase 2 clinical trial and, thereafter, to seek a new commercial partnership for PYY(3-36) with a major pharmaceutical company that has a strong presence in metabolic diseases and the worldwide clinical development and commercialization capabilities necessary to maximize the value of the product candidate.
  Amylin Pharmaceuticals, Inc.
     In June 2006, we entered into an agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for the initiation of studies in human subjects. Amylin began clinical trials in the third quarter of 2006.
     Under terms of the agreement, we will receive both milestone payments and royalties on product sales. If the development program is successful and the development of this product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory and commercialization goals. Royalty rates escalate with the success of this product.

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
  RNAi Technology and Intellectual Property Acquisitions
     We also are applying our drug delivery technology to a promising new class of therapeutics based on RNAi. siRNAs are small double-stranded RNA molecules that are able to silence specific genes and reduce the amount of protein these genes produce. Such proteins may be involved in causing a disease or be necessary for the replication of a pathogenic virus. The therapeutic use of RNAi in this manner requires the ability to deliver siRNA-based drugs into the cells where the target proteins are produced. We have continued our research and development program to enhance the delivery of this potential new class of therapeutic compounds and have strengthened our RNAi development strategy through the acquisition of key technologies, intellectual property (“IP”) and licensing agreements.
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

     City of Hope. In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the target cells’ natural activities.
     MD-RNA, Inc. We have formed MD-RNA, Inc., a wholly-owned subsidiary incorporated under the laws of the State of Delaware, which is the first step in our efforts to increase our ability to realize additional value from our assets, in the future, in the field of RNAi.
  Independent Product Development
     While we seek development and commercialization partnerships, such as our PTH(1-34) program with P&G, to maximize value to our stockholders, we are also applying our technology and experience to develop other product candidates on our own (i.e., without a partner). Independent product development candidates include PYY(3-36), insulin and carbetocin. As these programs progress, we will evaluate the appropriateness of continued investment in them and whether a development and commercialization partner would increase the value of these programs to our stockholders.
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
     We plan to conduct a Phase 2 glucose tolerance study in patients with type 2 diabetes to evaluate the ability for our insulin nasal spray to improve post-prandial glucose control as compared to approved rapid-acting insulin injection.
     Carbetocin. Carbetocin is a long-acting analog of oxytocin, a naturally produced hormone. At the American College of Neuropsychopharmacology’s Annual Meeting on December 4, 2006, researchers from the Mt. Sinai School of Medicine reported that oxytocin significantly reduced repetitive behavior associated with adult autism when administered intravenously.
     In 2007, two Phase 1 dose-escalation studies were conducted in healthy volunteers to evaluate the pharmacokinetics, bioavailability and safety of our carbetocin nasal spray. We plan to conduct an initial Phase 2 study after completion of an IND-enabling toxicology program.

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
     In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL Medical, LLC (“QOL”). Is consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements we received $2.0 million from Questcor in October 2005, that is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. The U.S. patent for the Nascobal® nasal spray product was issued in June 2007 and the $2.0 million payment due upon the achievement of this milestone was received from QOL in June 2007.
     Novo Nordisk A/S feasibility agreement. In March 2006, we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S (“Novo Nordisk”) with respect to certain Novo Nordisk therapeutic compounds.
     Cytyc Corporation. In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc intended to terminate the license agreement. In June 2007, however, Cytyc informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments will be received by us related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.
Cash Position and Recent Financings
     As of June 30, 2007, we had approximately $70.4 million in cash, cash equivalents and investments, including approximately $2.2 million in restricted cash. As of June 30, 2007, we had an accumulated deficit of $166.4 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. As of June 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock or warrants.

Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, inventory reserves, asset impairments, requirements for and computation of allowances for doubtful accounts, allowances for product returns and expense accruals. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
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
     Revenue from research and licensing arrangements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period or as we provide the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. The timing and amount of revenue that we recognize from upfront fees for licenses of technology is dependent upon on our estimates of filing dates or development costs. Our typical estimated development periods run two to six years, with shorter or longer periods possible. The estimated development periods are based upon structured detailed project plans completed by our project managers, who meet with scientists and collaborative counterparts on a regular basis and schedule the key project activities and resources including headcount, facilities and equipment, budgets and clinical studies. The estimated development periods generally end on projected filing dates with the FDA for marketing approval. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively over the remaining estimated product development period.

     We are currently recognizing revenue over the estimated development period for a $10.0 million license fee received in early 2006 from P&G. As noted above, we adjust the period on a prospective basis when changes in circumstances indicate a significant increase or decrease in the estimated development period has occurred. For example, our P&G collaboration agreement was amended in December 2006 and we reviewed the estimated development period at that time. Since additional clinical studies were added to the project plan, the estimated development period was lengthened and the portion of the initial $10.0 million recognized each period as revenue was adjusted on a prospective basis to reflect the longer period. We do not disclose the exact development period for competitive reasons and due to confidentiality clauses in our contracts. As an illustrative example only, a one-year increase in a three-year estimated development period to four years, occurring at the end of year one, for a $10.0 million license fee would reduce the annual revenue recognized from approximately $3.3 million in the first year to approximately $2.2 million in each of the remaining three years. Other factors we consider that could impact the estimated development period include FDA actions, clinical trial delays due to difficulties in patient enrollment, delays in the availability of supplies, personnel or facility constraints or changes in direction from our collaborative partners. It is not possible to predict future changes in these elements.
     In the first quarter of 2006, our collaboration agreement with Merck was terminated. Accordingly, the estimated development period over which we were recognizing a $5.0 million license fee received in 2004 ended at that time, and the remaining unrecognized portion, approximately $3.7 million, was fully recognized in the first quarter of 2006.
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
     Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for the three and six months ended June 30, 2006 and 2007 were not material.
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
     Product revenue is recognized when the manufactured goods are shipped to the purchaser and title has transferred under our contracts where there is no right of return. Provision for potential product returns has been made on a historical trends basis. To date, we have not experienced any significant returns from our customers.
  Research and Development Costs
     All research and development (“R&D”) costs are recognized as expense when incurred. Our R&D expenses consist of costs incurred for internal and external R&D and include direct and research-related overhead expenses. We recognize clinical trial expenses, which are included in R&D expenses, based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe this method best approximates the efforts expended on a clinical trial with the expenses recorded. We adjust our rate of clinical expense recognition if actual results differ from our estimates.

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
  Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock, based on estimated fair values and supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     Upon adoption of SFAS 123R, we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The following table illustrates the effect of changing significant variables on the estimated fair value of our options. In each analysis, the remaining variables are held constant:

			Current estimate of
Effect of a one year change in estimated expected term:	- one year		expected term		+ one year
Estimated option life	4.5	years	5.5	years	6.5	years
Estimated fair value	$5.92		$6.45		$6.92

		Current estimate of
Effect of a 10% change in estimated volatility:	- 10%	volatility	+ 10%
Volatility	54%	62%	74%
Estimated fair value	$5.75	$6.45	$7.10
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
  Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1993 and thereafter, since we have net operating loss carryforwards for tax years ended in 1993. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor we did record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes. Penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. While we are in the process of evaluating EITF 07-03 as it relates to nonrefundable advance payments we make for goods or services received in future research and development activities, such as clinical trials, we do not believe the adoption of EITF 07-03 will have a significant impact on our consolidated financial position or results of operations.
Consolidated Results of Operations
  Comparison of Quarterly and Year To Date Results of Operations
     Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Revenue
License and research fees	$11,238	$4,733	$(6,505)	(58)%	$17,537	$9,405	$(8,132)	(46)%
Government grants	—	102	102		—	202	202
Product revenue	173	25	(148)	(86)%	592	245	(347)	(59)%

Total revenue	11,411	4,860	(6,551)	(57)%	18,129	9,852	(8,277)	(46)%

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Operating expenses
Cost of product revenue	62	9	(53)	(85)%	301	68	(233)	(77)%
Research and development	8,766	12,764	3,998	46%	20,567	25,638	5,071	25%
Sales and marketing	435	631	196	45%	830	1,212	382	46%
General and administrative	3,301	4,484	1,183	36%	6,252	8,188	1,936	31%

Total operating expenses	12,564	17,888	5,324	42%	27,950	35,106	7,156	26%
Interest income	718	948	230	32%	1,356	1,905	549	40%
Interest and other expense	(125)	(287)	(162)	130%	(233)	(558)	(325)	139%

Loss before cumulative effect of change in accounting principle	(560)	(12,367)	(11,807)		(8,698)	(23,907)	(15,209)
Cumulative effect of change in accounting principle	—	—	—		291	—	(291)

Net loss	$(560)	$(12,367)	$(11,807)		$(8,407)	$(23,907)	$(15,500)

Comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2007
     Revenue. Our agreement with Merck was terminated in March 2006. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
P&G	95%	31%	71%	51%
QOL	2%	43%	4%	25%
Novo Nordisk	1%	21%	1%	20%
Merck	0%	0%	21%	0%

Total	98%	95%	97%	96%

     License and research fees revenue. Revenue from license and research fees decreased in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.
     Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in second quarter 2006 was recognized in full as revenue in the three months ended June 30, 2006. In addition, license and research fee revenue recognized in the six months ended June 30, 2006 also included approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck and recognition of other fees received from other collaboration partners over the estimated remaining development periods. In the three and six months ended June 30, 2007, license and research fee revenue was primarily composed of the recognition of current period research and development fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. In addition, in June 2007 we received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray. The $2.0 million was recognized in full as revenue in the three months ended June 30, 2007.
     Government grants revenue. In September 2006, the NIH awarded us a $1.9 million grant to prevent and treat influenza. Revenue recognized under this grant during the three and six months ended June 30, 2007 totaled approximately $0.1 million and $0.2 million.
     Product Revenue. During the three and six months ended June 30, 2006 and 2007, product revenue consists of sales of our Nascobal® brand products. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product revenue from QOL in the future.

     Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue decreased to $9,000 and $68,000 in the three and six months ended June 30, 2007 compared to $62,000 and $0.3 million in the three and six months ended June 30, 2006, respectively. We produced two production lots of Nascobal® nasal spray and one production lot of scopolamine in the first six months of 2007, compared to four production lots of Nascobal® nasal spray, one production lot of Nascobal® nasal gel and a bulk inventory sale of production vials under the supply agreement with QOL in the first six months of 2006.
     Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2007 continued to increase as compared to the 2006 periods, due to the following:
•	Personnel-related expenses increased by 34% both periods to $5.5 million and $10.7 million in the three and six months ended June 30, 2007 compared to $4.1 million and $8.0 million in the three and six month periods ended June 30, 2006 due to an increase in headcount in support of our R&D programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 82% and 105% to approximately $4.0 million and $8.0 million in the three and six months ended June 30, 2007 compared to approximately $2.2 million and $3.9 million in the three and six months ended June 30, 2006 due primarily to our increased efforts related to pre-clinical and clinical programs for PTH(1-34), PYY(3-36), carbetocin, insulin and RNAi.

•	Facilities and equipment costs increased by 47% and 58% to $2.5 million and $4.9 million in the three and six months ended June 30, 2007 compared to $1.7 million and $3.1 million in the three and six months ended June 30, 2006 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity. Depreciation expense included in R&D in the three and six months ended June 30, 2007 was $0.8 million and $1.5 million, compared with $0.5 million and $1.0 million in the three and six months ended June 30, 2006.

•	Non-cash stock-based compensation included in R&D expense increased to $0.6 million and $1.3 million in the three and six months ended June 30, 2007 from approximately $0.5 million and $1.0 million in the three and six months ended June 30, 2006.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We intend to further develop this IP and technology, which should cause a related increase in R&D expenses.
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

     R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006(2)	2007
RNAi and TNF-a	20%	15%	24%	15%
Influenza	12%	9%	8%	8%

Subtotal	32%	24%	32%	23%

PTH(1-34)	27%	6%	28%	19%
PYY(3-36)	3%	26%	4%	17%
Insulin	15%	10%	11%	10%
Carbetocin	1%	7%	1%	6%
Calcitonin	4%	4%	7%	4%
Other research and development projects(1)	18%	23%	17%	21%

Total	100%	100%	100%	100%

(1)	Other research and development projects include our tight junction projects, excipient projects, feasibility projects and other projects.

(2)	Excludes purchased IPR&D in the field of RNAi related to influenza from Galenea of approximately $4.1 million in 2006. We believe that presenting R&D expense by project as a percentage of total R&D project expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D project expense.
     We expect our R&D expenses to continue to increase in the near-term driven by our clinical programs for insulin, carbetocin and PYY(3-36) and over the foreseeable future by the cost of our expanded R&D capabilities. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, as the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
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
     Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. The 45% and 46% increase in sales and marketing expense in the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006 resulted primarily from increased staffing in support of our collaborative relationships and an increase in non-cash stock-based compensation expense resulting from the expensing of restricted stock. Non-cash stock-based compensation included in sales and marketing increased from approximately $75,000 and $120,000 in the three and six months ended June 30, 2006 to $121,000 and $238,000 in the three and six months ended June 30, 2007. We expect sales and marketing costs, which include business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.
     General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 36% and 31% increase in general and administrative expenses in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 resulted primarily from the following:
•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 64% and 41% to approximately $2.3 million and $3.8 million in the three and six months ended June 30, 2007 compared to approximately $1.4 million and $2.7 million in the three and six months ended June 30, 2006, due primarily to increased legal fees in support of our IP patent estate.

•	Personnel-related expenses increased by 44% in both periods to $1.3 million and $2.6 million in the three and six months ended June 30, 2007 compared to $0.9 million and $1.8 million in the three and six months ended June 30, 2006 due primarily to increased headcount related to administrative activities in support of our R&D efforts.

•	Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.8 million and $1.5 million in the three and six months ended June 30, 2006 to $0.6 million and $1.3 million in the three and six months ended June 30, 2007, due to longer average vesting periods in effect during the 2007 periods.
     While we expect general and administrative expenses to increase in the foreseeable future, the quarter-to-quarter fluctuations will likely vary depending on the growth and timing of our R&D and other corporate activities, and any particular quarter’s percentage rate of increase may not be indicative of that to be expected over near or longer terms.
     Interest Income. The 32% and 40% increase in interest income in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily due to higher average balances available for investment in the current year periods, as well as higher market interest rates earned on our invested funds. In January 2007 we raised net proceeds of approximately $40.9 million through issuance of our common stock.
     Interest and Other Expense. We incurred interest expense on our capital leases. The increase in interest expense in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was due to an increase in the average borrowings as well as a higher weighted average interest rate.
Liquidity and Capital Resources
Cash Requirements

     Our cash requirements consist primarily of the need for working capital, including funding R&D activities and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $166.4 million as of June 30, 2007 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.
Sources and Uses of Cash
     We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. As of June 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock or warrants. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in second quarter 2006 was recognized in full as revenue in that period.

•	Under our collaborative arrangement with Merck for PYY(3-36), we received an initial cash payment of $5.0 million in October 2004. The $5.0 million initial payment was being amortized over the estimated development period until the collaboration was terminated in March 2006, at which time the unamortized balance of the license payment of approximately $3.7 million was recognized as revenue and we reacquired our rights in the PYY program.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2.0 million from Questcor upon FDA approval of an NDA for our Nascobal® nasal spray product. In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. In consideration for our consent to this assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements, we received $2.0 million from Questcor in October 2005, that is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. This payment became due and was received and recognized as revenue in June 2007.
     We used cash of $19.6 million in our operating activities in the first half of 2007, compared to $0.9 million in the first half of 2006. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock and stock options. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.
     Our investing activities provided cash of $2.4 million in the first six months of 2007. Our investing activities used cash of $8.3 million in the first half of 2006. Changes in cash from investing activities are due primarily to changes in restricted cash, maturities of investments net of purchases and purchases of property and equipment. We expect to continue to make significant investments in our R&D infrastructure, including purchases of property and equipment to support our R&D activities. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.
     Our financing activities provided cash of $41.8 million in the first six months of 2007, compared to $9.3 million in the first six months of 2006. Changes in cash from financing activities are primarily due to issuance of common stock, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $40.9 million in January 2007 through public placement of shares of common stock.
Liquidity
     We had a working capital (current assets less current liabilities) surplus of $58.3 million as of June 30, 2007. As of June 30, 2007, we had approximately $70.4 million in cash, cash-equivalents and investments, including $2.2 million in restricted cash. We believe, although there can be no assurance, that our current cash position will provide us with adequate working capital for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.
     As of June 30, 2007, the unused portion of our 2007 capital lease credit line of $5.5 million for financing equipment and leasehold assets was approximately $2.5 million.
Contractual Obligations
     Our contractual obligations have changed since December 31, 2006 to June 30, 2007 as follows:
•	Our purchase obligations decreased by approximately $1.7 million from approximately $3.6 million at December 31, 2006 to approximately $1.9 million at June 30, 2007 due to the timing of purchase order activity (primarily for PTH(1-34)) .
     Our table of contractual obligations at December 31, 2006 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 7 to our condensed financial statements.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and investments balances at June 30, 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.7 million to interest income on an annual basis.

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
     (b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.
PART II – OTHER INFORMATION
ITEM 4– SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our stockholders approved the following proposals of our Annual Meeting of Stockholders held on Wednesday, June 13, 2007:
1)	The election of the following ten (10) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Dr. Steven C. Quay	21,482,091	1,119,502
Susan B. Bayh	21,464,012	1,137,581
Dr. Alexander D. Cross	19,250,795	3,350,798
Dr. Ian R. Ferrier	19,090,438	3,511,155
Myron Z. Holubiak	21,477,790	1,123,803
Leslie D. Michelson	19,253,252	3,348,341
John V. Pollock	19,085,382	3,516,211
Gerald T. Stanewick	21,465,096	1,136,497
Bruce R. Thaw	19,247,895	3,353,698
Devin N. Wenig	18,405,808	4,195,785
2)	The appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2007:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
22,436,918	134,079	30,596	0
3)	The approval of our 2007 Employee Stock Purchase Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
12,107,193	603,486	58,638	9,832,276
ITEM 6 – EXHIBITS
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 8, 2007.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay

Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker

Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated August 11, 2004 (filed as Exhibit 3.10 to our Registration Statement on Form S-3, File No. 333-119429, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.6	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment, dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, with Ditty Properties Limited Partnership, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006 and incorporated herein by reference).(1)

Exhibit
No.	Description
10.7	First Amendment, dated July 17, 2006, to Lease Agreement dated March 1, 2006 with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech Pharmaceutical Company Inc. and Gordon C. Brandt, M.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference).

10.13	Employment Agreement effective as of September 15, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006 and incorporated herein by reference).

10.14	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.15	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan. (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.22	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.23	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.24	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 and incorporated herein by reference).

10.25	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.26	Amendment No. 4 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No. 333-135724, and incorporated herein by reference).

10.27	Amendment No. 5 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan. (Filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.28	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.29	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.30	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.31	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.32	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.33	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)

10.34	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC. (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.35	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

10.36	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc (filed as Exhibit 10.46 to our Annual Report on Form 10-K dated March 7, 2007 and incorporated herein by reference).(1)

10.37	Supply Agreement by and between the Company and Procter & Gamble Pharmaceuticals, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2006 and incorporated herein by reference).(1)

10.38	Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Amylin Pharmaceuticals, Inc. dated June 23, 2006.(1) (filed as exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.39	Employment Agreement effective as of November 1, 2006 by and between the Company and Paul H. Johnson, Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2006 and incorporated herein by reference).

10.40	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

Exhibit
No.	Description
10.41	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

10.42	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).

31.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.