Form 10-Q
period 2007-09-30
NASTECH PHARMACEUTICAL CO INC
filed 2007-10-29
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007
Commission File Number 000-13789
NASTECH PHARMACEUTICAL COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2658569 (I.R.S. Employer Identification No.)

3830 Monte Villa Parkway, Bothell, WA (Address of principal executive offices)	98021 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date October 22, 2007	Class Common stock — $0.006 par value	Shares Outstanding 25,810,636

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,481	$41,295
Restricted cash	2,155	2,155
Short-term investments	20,357	12,687
Accounts receivable	2,798	124
Inventories	2,203	1,089
Prepaid expenses and other current assets	1,564	1,417

Total current assets	57,558	58,767
Investments in marketable securities	—	2,002
Property and equipment, net	15,444	15,711
Other assets	830	1,939

Total assets	$73,832	$78,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$3,379
Accrued payroll and employee benefits	2,652	2,969
Accrued expenses	882	1,157
Capital lease obligations — current portion	4,226	4,992
Deferred revenue — current portion	2,528	2,493

Total current liabilities	14,725	14,990
Capital lease obligations, net of current portion	7,457	6,970
Deferred revenue, net of current portion	6,138	4,373
Other liabilities	2,176	2,343

Total liabilities	30,496	28,676

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 authorized:
22,117,124 shares issued and outstanding as of December 31, 2006 and 25,792,519 issued and outstanding as of September 30, 2007	185,849	232,572
Accumulated deficit	(142,493)	(182,850)
Accumulated other comprehensive income (loss)	(20)	21

Total stockholders’ equity	43,336	49,743

Total liabilities and stockholders’ equity	$73,832	$78,419

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands, except per share data)

Revenue
License and research fees	$5,130	$1,792	$22,667	$11,197
Government grants	383	105	383	307
Product revenue	32	—	624	245

Total revenue	5,545	1,897	23,674	11,749

Operating expenses:
Cost of product revenue	13	—	314	68
Research and development	10,483	13,774	31,050	39,412
Sales and marketing	505	517	1,335	1,729
General and administrative	2,942	4,573	9,194	12,761

Total operating expenses	13,943	18,864	41,893	53,970

Loss from operations	(8,398)	(16,967)	(18,219)	(42,221)

Other income (expense):
Interest income	751	817	2,107	2,722
Interest and other expense	(161)	(300)	(394)	(858)

Total other income	590	517	1,713	1,864

Loss before cumulative effect of change in accounting principle	(7,808)	(16,450)	(16,506)	(40,357)
Cumulative effect of change in accounting principle	—	—	291	—

Net loss	$(7,808)	$(16,450)	$(16,215)	$(40,357)

Loss per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.36)	$(0.66)	$(0.78)	$(1.62)
Cumulative effect of change in accounting principle	—	—	.01	—

Net loss per common share — basic and diluted	$(0.36)	$(0.66)	$(0.77)	$(1.62)

Shares used in computing net loss per share — basic and diluted	21,408	25,067	21,115	24,844

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2007
(Unaudited)

				Accumulated
	Common Stock and Additional			Other	Total
	Paid-In Capital		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balance December 31, 2006	22,117,124	$185,849	$(142,493)	$(20)	$43,336
Proceeds from the exercise of options	119,974	1,046	—	—	1,046
Proceeds from the issuance of common shares, net	3,250,000	40,923	—	—	40,923
Compensation related to restricted stock	305,421	2,610	—	—	2,610
Compensation related to stock options	—	2,144	—	—	2,144
Net loss	—	—	(40,357)	—	(40,357)
Unrealized gain on securities available for sale	—	—	—	41	41

Comprehensive loss	—	—	—	—	(40,316)

Balance September 30, 2007	25,792,519	$232,572	$(182,850)	$21	$49,743

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
	(In thousands)

Operating activities:
Net loss	$(16,215)	$(40,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options	2,064	2,144
Non-cash compensation related to restricted stock	1,753	2,610
Depreciation and amortization	1,957	3,244
Loss on retirement of property and equipment	24	13
Cumulative effect of change in accounting principle	(291)	—
Changes in assets and liabilities:
Accounts receivable	(2,400)	2,674
Inventories	(25)	24
Prepaid expenses and other assets	444	128
Accounts payable	489	(1,058)
Deferred revenue	3,168	(1,800)
Accrued expenses and other liabilities	1,054	759

Net cash used in operating activities	(7,978)	(31,619)

Investing activities:
Change in restricted cash	(1,157)	—
Purchases of property and equipment	(8,209)	(3,524)
Purchases of investments	(61,529)	(32,747)
Sales and maturities of investments	60,567	38,456

Net cash provided by (used in) investing activities	(10,328)	2,185

Financing activities:
Borrowings under capital lease obligations	6,286	3,802
Payments on capital lease obligations	(2,234)	(3,523)
Proceeds from exercise of stock options	3,056	1,046
Proceeds from exercise of warrants	5,510	—
Proceeds from the issuance of common shares, net	—	40,923

Net cash provided by financing activities	12,618	42,248

Net increase (decrease) in cash and cash equivalents	(5,688)	12,814
Cash and cash equivalents — beginning of period	26,769	28,481

Cash and cash equivalents — end of period	$21,081	$41,295

Supplemental disclosure:
Cash paid for interest	$405	$855

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2007 and 2006 (Unaudited)
Note 1 — Summary of Significant Accounting Policies
     Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or for any future period.
     Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA, Inc. All inter-company balances and transactions have been eliminated in consolidation.
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

Note 2 — Inventories
     Inventories, substantially all of which are raw materials, consisting primarily of bottles, actuators and the calcitonin-salmon active pharmaceutical ingredient for our calcitonin-salmon nasal spray which were acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), are stated at the lower of cost or market (first-in, first-out basis). For a discussion of the status of our collaboration with Par Pharmaceutical, see Note 7: Contractual Agreements — Par Pharmaceutical. Balances on hand in excess of estimated usage within one year are classified as non-current and are included in other assets in the accompanying consolidated balance sheets. At December 31, 2006 and September 30, 2007, inventories classified as non-current were approximately $0.5 million and $1.6 million, respectively.
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
     We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Procter & Gamble Pharmaceuticals, Inc. (“P&G”)	86%	35%	75%	49%
QOL Medical, LLC (“QOL”)	2%	5%	4%	22%
Novo Nordisk A/S (“Novo Nordisk”)	3%	48%	2%	24%
Merck & Co., Inc. (“Merck”)	0%	0%	16%	0%

Total	91%	88%	97%	95%

     At September 30, 2007, two customers accounted for 100% of our total accounts receivable balance of $0.1 million.
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

	As of September 30,
	2006	2007
Stock options outstanding under our various stock option plans	2,525	2,415
Unvested restricted stock	541	681
Warrants	709	661

Total	3,775	3,757

Note 5 — Stockholders’ equity and comprehensive loss
     Common Stock Offerings — In January 2007, we completed a public offering of 3,250,000 shares of our common stock at an offering price of $13.00 per share pursuant to our $125.0 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million. As of September 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement.
     Comprehensive Loss — Comprehensive loss was $7.8 million and $16.4 million for the three months ended September 30, 2006 and 2007. Comprehensive loss was $16.1 million and $40.3 million for the nine months ended September 30, 2006 and 2007. The only difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.

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
     The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2007	2006	2007
Stock-based compensation:
Research and development	$598	$908	$1,576	$2,234
Sales and marketing	58	76	178	314
General and administrative	589	869	2,063	2,206

Total stock-based compensation	$1,245	$1,853	$3,817	$4,754

     Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 125,710 and 167,985 shares of common stock with a per share weighted average fair value of $13.03 and $11.30 in the three month periods ending September 30, 2006 and 2007. We granted restricted stock awards representing 276,656 and 325,403 shares of common stock with a per share weighted average fair value of $14.25 and $11.92 in the nine month periods ending September 30, 2006 and 2007. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2007	544
Restricted shares issued	325
Restricted shares forfeited	(15)
Restricted shares vested	(173)

Unvested restricted shares outstanding, September 30, 2007	681

Weighted average grant date fair value per share	$13.18

     The 680,793 unvested restricted shares outstanding at September 30, 2007 are scheduled to vest as follows: 38,618 shares in 2007, 291,755 shares in 2008, 243,447 shares in 2009 and 106,973 shares in 2010. The fair value of restricted stock vested during the three month periods ended September 30, 2006 and 2007 was approximately $1.0 million and $1.5 million. The fair value of restricted stock vested during the nine month periods ended September 30, 2006 and 2007 was approximately $2.3 million and $2.6 million.
     Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $7.4 million at September 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.1 years.
     Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock- based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the options based on the fair value on the grant date. The following summarizes stock option activity during the nine month period ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)			(in thousands)
Outstanding December 31, 2006	2,412	$13.18
Options granted	164	12.44
Options exercised	(134)	9.59
Options expired	(27)	13.62

Outstanding at September 30, 2007	2,415	$13.32	5.6 years	$2,279

Exercisable at September 30, 2007	1,909	$13.15	4.9 years	$2,121

     The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Expected dividend yield	*	*	0%	0%
Risk free interest rate	*	*	4.8%	4.7%
Expected stock volatility	*	*	69%	64%
Expected option life	*	*	5.7 years	5.8 years
Weighted average fair value granted	*	*	$9.05	$7.65

*	No options were granted during the three month periods ended September 30, 2006 and 2007
     As of September 30, 2007, we had approximately $3.9 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.6 years.
     The intrinsic value of stock options outstanding and exercisable at September 30, 2007 is based on the $13.31 closing market price of our common stock on that date, and is calculated by aggregating the difference between $13.31 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $13.31. The following summarizes stock option activity during the three and nine month periods ended September 30, 2006 and 2007 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Intrinsic value of options exercised	$180	$562	$1,481	$638
Fair value of options that vested	1,921	1,634	3,800	2,826
Fair value of options that were forfeited	—	—	52	—
Fair value of options that expired	—	—	13	270

     At September 30, 2007, options to purchase up to 2,415,318 shares of our common stock were outstanding under our various stock incentive plans, unvested restricted stock awards for an aggregate of 680,793 shares of our common stock were outstanding under our 2004 Plan and 543,539 shares were available for future grants or awards under our various stock incentive plans.
     We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of September 30, 2007 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.
     Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, none of which have been issued as of September 30, 2007. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Our initial six-month purchase period started October 1, 2007.
     Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At September 30, 2007, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09 which will expire in September 2008, and warrants for the purchase of 516,384 shares of our common stock with an exercise price of $14.26 which will expire in June 2009.
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
     On December 4, 2006, we entered into the First Amendment (the “Amendment”) to the License Agreement with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to $15.0 million in milestone payments which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of a definitive Phase 2 study and a $10.0 million payment on the initiation of a Phase 3 clinical study.
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
     In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information which was submitted in June and October 2007. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.
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
     In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Asset Purchase and Supply Agreements dated June 2003 (the “Questcor Agreements”) to QOL . In consideration for our consent to the assignment and in connection with our entering into an agreement with QOL which modified certain terms of the Questcor Agreements we received $2.0 million from Questcor in October 2005 that is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. The U.S. patent for the Nascobal® nasal spray product was issued in June 2007 and the $2.0 million payment due upon the achievement of this milestone was received from QOL in June 2007 and recognized as revenue in the second quarter of 2007.
     We recognized product revenue relating to the supply agreement of approximately $32,000 and $0.6 million in the three and nine months ended September 30, 2006, respectively, and zero and approximately $0.2 million in the three and nine months ended September 30, 2007, respectively.
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
     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY(3-36) program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY(3-36) product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects. The study identified doses for a long-term Phase 2 efficacy and safety clinical trial. On October 1, 2007, we announced the start of an additional Phase 2 clinical trial evaluating our PYY(3-36) nasal spray in obese patients. The study will enroll approximately 500 obese patients for a six-month, randomized, placebo-controlled dose ranging study. Screening of patients is ongoing and dosing of enrolled patients began in October 2007.

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
     Cytyc Corporation (“Cytyc”) — In July 2003, we entered into an agreement with Cytyc pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement in the near future. In October 2007, however, Cytyc informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments may be received by us related to the license agreement. We will evaluate further commercial prospects for this device if such rights are returned.
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
     Government Grants — In 2006 the NIH awarded us two grants to prevent and treat influenza. The first award was made in August 2006 for $0.4 million. The second award was made in September 2006 for $1.9 million over a five year period. Revenue recognized under these grants during the three and nine months ended September 30, 2006 totaled $0.4 million and during the three and nine months ended September 30, 2007 totaled approximately $0.1 million and $0.3 million.
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
     We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we purchase assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $3.9 million and $0.8 million in the three months ended September 30, 2006 and 2007, respectively, and $6.3 million and $3.8 million in the nine months ended September 30, 2006 and 2007, respectively. Our annual borrowing limit for new purchases in 2007 is $5.5 million. Weighted average interest rates on capital lease borrowings were approximately 9.0% and 8.8%, respectively, for the three and nine months ended September 30, 2006 and approximately 10.4% and 9.9% for the three and nine months ended September 30, 2007, respectively.
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
     We believe we are also at the forefront of small interfering RNA (“siRNA”) therapeutic research and development. Our RNA interference (“RNAi”) therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases. We have formed MDRNA, Inc., a wholly-owned subsidiary incorporated under the laws of the State of Delaware, as a key step toward realizing the potential value from our RNAi assets.
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
     We are engaged in a variety of preclinical research and clinical development efforts. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have expanded our RNAi research and development efforts. As of September 30, 2007, we had 46 patents issued and 391 patent applications filed to protect our proprietary technologies.
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
     On December 4, 2006, we entered into the First Amendment to the License Agreement (“the Amendment”) with P&G relating to PTH(1-34). Under the terms of the Amendment, an additional Phase 2 dose ranging study relating to PTH(1-34) has been added to the clinical development program under the License Agreement and is planned to begin in 2007. In addition, the Amendment modifies contractual milestone payment terms under the License Agreement relating to $15.0 million in milestone payments which we had previously anticipated receiving in 2006. The amended milestone payment terms now require a $5.0 million payment on the initiation of a definitive Phase 2 study and a $10.0 million payment on the initiation of a Phase 3 clinical study.
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
     In July 2006, we received written notification from the FDA stating that our ANDA for nasal calcitonin-salmon was not approvable at that time. The FDA expressed a concern relating to the potential for immunogenicity that might result from a possible interaction between calcitonin-salmon and chlorobutanol, the preservative in the formulation. In September 2006, we announced that we had submitted a response to the FDA’s Office of Generic Drugs regarding the potential for such immunogenicity. The FDA has accepted our submission for review, indicating that the generic division of the FDA has maintained jurisdiction of our filing. The FDA is actively reviewing this amendment, and has requested additional information which was submitted in June and October 2007. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to the reference listed drug, Miacalcin®. The FDA has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine whether the citizen’s petition will delay the FDA’s approval of our ANDA, nor can we determine how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.
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
     The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY(3-36) program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in the first quarter of 2006. We have continued PYY(3-36) product development on our own, and in December 2006, we announced the completion of a dose ranging study designed to evaluate the pharmacokinetic parameters, appetite, food intake and safety of various doses of our PYY(3-36) nasal spray in obese subjects. The study identified doses for a long-term Phase 2 efficacy and safety clinical trial. On October 1, 2007, we announced the start of an additional Phase 2 clinical trial evaluating our PYY(3-36) nasal spray in obese patients. The study will enroll approximately 500 obese patients for a six-month, randomized, placebo-controlled study. The Phase 2 study design will evaluate three different doses of our PYY(3-36) nasal spray compared to placebo and sibutramine (Meridia®), a commercially available oral weight loss drug, with the primary endpoint being weight loss. Patients in the nasal treatment arms will take PYY(3-36) nasal spray or nasal spray placebo three times daily prior to a meal over the 24-week period. The study design will enable patients to undergo an initial dose optimization period to establish an optimal dose to continue over the duration of the trial. Although the primary endpoint is weight loss, the study will also evaluate other effects including comparing the proportion of patients who lose at least 5 % or 10 % of their baseline body weight as well as the effect on lipids, glucose, insulin and hemoglobin A1c (HbA1c) levels. Lowering HbA1c levels may delay or prevent problems associated with diabetes such as damage to the eyes, kidneys and nerves. Screening of patients is ongoing and dosing of enrolled patients began in October 2007.
     Pending successful completion of the Phase 2 study, we intend to seek a new commercial partnership for PYY(3-36) with a major pharmaceutical company that has a strong presence in metabolic diseases and the worldwide clinical development and commercialization capabilities necessary to maximize the value of the product candidate.
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
     MDRNA, Inc. As disclosed above, we have formed MDRNA, Inc., a wholly-owned subsidiary incorporated under the laws of the State of Delaware, as a key step toward realizing the potential value from our RNAi assets.
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
     Our lead siRNA product candidate has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may reduce the potential for development of drug resistance and is a novel approach to therapies against influenza viruses. We believe our lead candidate represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic.
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
     Government Grants — In 2006 the NIH awarded us two grants to prevent and treat influenza. The first award was made in August 2006 for $0.4 million. The second award was made in September 2006 for $1.9 million over a five year period. Revenue recognized under these grants during the three and nine months ended September 30, 2006 totaled $0.4 million and during the three and nine months ended September 30, 2007 totaled approximately $0.1 million and $0.3 million.
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
     On September 26, 2007 we announced the start of a Phase 2 clinical trial evaluating our rapid-acting insulin nasal spray in approximately 20 patients with type 2 diabetes. The study is a randomized, crossover study evaluating formulations of insulin nasal spray as compared to NovoLog® insulin aspart (rDNA origin), an approved, rapid-acting injectable insulin, on post-meal glycemic control. The Phase 2 study design will evaluate different doses of our insulin nasal spray compared to NovoLog® and a placebo. Over the course of the study, patients will receive different doses of our insulin nasal spray or NovoLog prior to a standardized meal. Following the meal, glucose levels will be measured at specific time points with the objective of achieving glycemic control without hypoglycemia. Screening of patients and dosing of enrolled patients will begin in the fourth quarter of 2007.
     Carbetocin. Carbetocin is a long-acting analog of oxytocin, a naturally produced hormone. At the American College of Neuropsychopharmacology’s Annual Meeting on December 4, 2006, researchers from the Mt. Sinai School of Medicine reported that oxytocin significantly reduced repetitive behavior associated with adult autism when administered intravenously.
     In 2007, two Phase 1 dose-escalation studies were conducted in healthy volunteers to evaluate the pharmacokinetics, bioavailability and safety of our carbetocin nasal spray. We plan to conduct additional Phase 1 and 2 studies in 2008.
      Other Collaborations
     Questcor Pharmaceuticals, Inc./QOL Medical LLC. In February 2005, the FDA approved our Nascobal®nasal spray 505(b)(2) application for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. We developed the Nascobal® nasal spray as an alternative to Nascobal® (Cyanocobalamin, USP) gel, an FDA-approved product launched in 1997.
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
     Cytyc Corporation. In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that that it intended to terminate the license agreement. In October 2007, however, Cytyc informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments will be received by us related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.
Cash Position and Recent Financings
     As of September 30, 2007, we had approximately $58.1 million in cash, cash equivalents and investments, including approximately $2.2 million in restricted cash. As of September 30, 2007, we had an accumulated deficit of $182.9 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. We believe, although there can be no assurance, that our current cash position provides us with adequate working capital to fund operations for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, or we exploit any strategic opportunities that may become available to us, we may be required to reduce our research and development activities or, if necessary, raise additional capital in the public or private markets. There can be no assurance that additional capital will be available on terms acceptable to us or at all.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. As of September 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock.
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
     Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for the three and nine months ended September 30, 2006 and 2007 were not material.
     Royalty revenue is generally recognized at the time of product sale by the licensee.
     Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant and that the grant funds will be received.
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
     Upon adoption of SFAS 123R, we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
     For example, during the nine months ended September 30, 2007, approximately 164,000 options were granted at a weighted average exercise price of $12.44 and weighted average fair value of $7.65 as determined by the Black-Scholes option pricing model. These options represent a total fair market value of approximately $1.3 million based upon the September 30, 2007 fair market value of $13.31. No options were granted during the three months ended September 30, 2007. The following table illustrates the effect of changing significant variables on the estimated fair value using the Black-Scholes option pricing model of our options granted during the nine months ended September 30, 2007. In each analysis, the remaining variables are held constant:

		Current estimate of
	- one year	expected term	+ one year
Effect of a one year change in estimated expected term:
Variable changed
Estimated option life	4.8 years	5.8 years	6.8 years
Variables held constant
Exercise price	$12.44	$12.44	$12.44
Expected dividend yield	0%	0%	0%
Risk free rate	4.7%	4.7%	4.7%
Expected stock volatility	64%	64%	64%
Estimated fair value	$7.09	$7.65	$8.18
     Our reported net loss was $16.5 million and $40.4 million for the three and nine months ended September 30, 2007. If expected term for the options granted during the three and nine months ended September 30, 2007 increased or decreased by one year (all other variables held constant), the impact on our reported net loss would not be material.

		Current estimate of
	- 10%	volatility	+ 10%
Effect of a 10% change in estimated volatility:
Variable changed
Expected stock volatility	54%	64%	74%

		Current estimate of
	- 10%	volatility	+ 10%
Variables held constant
Exercise price	$12.44	$12.44	$12.44
Expected dividend yield	0%	0%	0%
Risk free rate	4.7%	4.7%	4.7%
Estimated option life	5.8 years	5.8 years	5.8 years
Estimated fair value	$6.88	$7.65	$8.41
     If expected stock volatility for the options granted during the three and nine months ended September 30, 2007 increased or decreased by 10% (all other variables held constant) the impact on our reported net loss would not be material.
     Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years based on the fair value of such stock-based awards on the grant date. We anticipate expected term and estimated volatility will remain within the ranges listed above in the near term, however, unanticipated business or other conditions may change which could result in differing future results.
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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Revenue
License and research fees	$5,130	$1,792	$(3,338)	(65)%	$22,667	$11,197	$(11,470)	(51)%
Government grants	383	105	(278)	(73)%	383	307	(76)	(20)%
Product revenue	32	—	(32)	(100)%	624	245	(379)	(61)%

Total revenue	5,545	1,897	(3,648)	(66)%	23,674	11,749	(11,925)	(50)%

Operating expenses
Cost of product revenue	13	—	(13)	(100)%	314	68	(246)	(78)%
Research and development	10,483	13,774	3,291	31%	31,050	39,412	8,362	27%
Sales and marketing	505	517	12	2%	1,335	1,729	394	30%
General and administrative	2,942	4,573	1,631	55%	9,194	12,761	3,567	39%

Total operating expenses	13,943	18,864	4,921	35%	41,893	53,970	12,077	29%
Interest income	751	817	66	9%	2,107	2,722	615	29%
Interest and other expense	(161)	(300)	(139)	86%	(394)	(858)	(464)

Loss before cumulative effect of change in accounting principle	(7,808)	(16,450)	(8,642)		(16,506)	(40,357)	(23,851)
Cumulative effect of change in accounting principle	—	—	—		291	—	(291)

Net loss	$(7,808)	$(16,450)	$(8,642)		$(16,215)	$(40,357)	$(24,142)

Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2007
     Revenue. Our agreement with Merck was terminated in March 2006. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
P&G	86%	35%	75%	49%
QOL	2%	5%	4%	22%
Novo Nordisk	3%	48%	2%	24%
Merck	0%	0%	16%	0%

Total	91%	88%	97%	95%

     License and research fees revenue. Revenue from license and research fees decreased in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.
     Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in second quarter 2006 was recognized in full as revenue in the three months ended September 30, 2006. In addition, license and research fee revenue recognized in the nine months ended September 30, 2006 also included approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck and recognition of other fees received from other collaboration partners over the estimated remaining development periods. In the three and nine months ended September 30, 2007, license and research fee revenue was primarily composed of the recognition of current period research and development fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. In addition, in June 2007 we received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray. The $2.0 million was recognized in full as revenue in the second quarter of 2007.
     Government grants revenue. In 2006 the NIH awarded us two grants to prevent and treat influenza. The first award was made in August 2006 for $0.4 million. The second award was made in September 2006 for $1.9 million over a five year period. Revenue recognized under these grants during the three and nine months ended September 30, 2006 totaled $0.4 million and during the three and nine months ended September 30, 2007 totaled approximately $0.1 million and $0.3 million.
     Product Revenue. During the three and nine months ended September 30, 2006 and 2007, product revenue consists of sales of our Nascobal® brand products. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product revenue from QOL in the future.
     Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue decreased to zero and $68,000 in the three and nine months ended September 30, 2007 compared to $13,000 and $0.3 million in the three and nine months ended September 30, 2006, respectively. We produced two production lots of Nascobal® nasal spray and one production lot of scopolamine in the first nine months of 2007, compared to four production lots of Nascobal® nasal spray, one production lot of Nascobal® nasal gel and a bulk inventory sale of production vials under the supply agreement with QOL in the first nine months of 2006.
     Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2007 continued to increase as compared to the 2006 periods, due to the following:
•	Personnel-related expenses increased by 21% and 29% to $5.2 million and $16.0 million in the three and nine months ended September 30, 2007 compared to $4.3 million and $12.4 million in the three and nine month periods ended September 30, 2006 due to an increase in headcount in support of our R&D programs.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 50% and 80% to approximately $4.8 million and $12.8 million in the three and nine months ended September 30, 2007 compared to approximately $3.2 million and $7.1 million in the three and nine months ended September 30, 2006 due primarily to our increased efforts related to pre-clinical and clinical programs for PYY(3-36), carbetocin, and insulin.
•	Facilities and equipment costs increased by 25% and 46% to $2.4 million and $7.3 million in the three and nine months ended September 30, 2007 compared to $2.0 million and $5.0 million in the three and nine months ended September 30, 2006 due to rent and related expenses on additional space leased at the Bothell facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity. Depreciation expense included in R&D in the three and nine months ended September 30, 2007 was $0.9 million and $2.4 million, compared with $0.6 million and $1.6 million in the three and nine months ended September 30, 2006.

•	Non-cash stock-based compensation included in R&D expense increased to $0.9 million and $2.2 million in the three and nine months ended September 30, 2007 from approximately $0.6 million and $1.6 million in the three and nine months ended September 30, 2006.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We intend to further develop this IP and technology, which should cause a related increase in R&D expenses.
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
     R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006(2)	2007
RNAi and TNF-a	19%	18%	22%	16%
Influenza	9%	5%	8%	7%

Subtotal	28%	23%	30%	23%

PTH(1-34)	32%	2%	30%	13%
PYY(3-36)	4%	29%	4%	21%
Insulin	10%	12%	11%	11%
Carbetocin	6%	11%	3%	8%
Calcitonin	6%	2%	6%	3%
Other research and development projects(1)	14%	21%	16%	21%

Total	100%	100%	100%	100%

(1)	Other research and development projects include our tight junction projects, excipient projects, feasibility projects and other projects.

(2)	Excludes purchased IPR&D in the field of RNAi related to influenza from Galenea of approximately $4.1 million in 2006. We believe that presenting R&D expense by project as a percentage of total R&D project expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D project expense.
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
     Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. The 2% and 30% increase in sales and marketing expense in the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006 resulted primarily from increased staffing in support of our collaborative relationships and an increase in non-cash stock-based compensation. Non-cash stock-based compensation included in sales and marketing increased from approximately $58,000 and $178,000 in the three and nine months ended September 30, 2006 to $76,000 and $314,000 in the three and nine months ended September 30, 2007. We expect sales and marketing costs, which include business development staff and activities, to increase moderately in the foreseeable future to support activities associated with partnering our other drug candidates.
     General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 55% and 39% increase in general and administrative expenses in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 resulted primarily from the following:
•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 69% and 50% to approximately $2.2 million and $6.0 million in the three and nine months ended September 30, 2007 compared to approximately $1.3 million and $4.0 million in the three and nine months ended September 30, 2006, due primarily to increased legal fees in support of our IP patent estate and corporate legal and consulting expenses incurred related to MDRNA, Inc.

•	Personnel-related expenses increased by 33% and 41% to $1.2 million and $3.7 million in the three and nine months ended September 30, 2007 compared to $0.9 million and $2.7 million in the three and nine months ended September 30, 2006 due primarily to increased headcount related to administrative activities in support of our R&D efforts.

•	Non-cash stock-based compensation included in general and administrative expense increased from approximately $0.6 million and $2.1 million in the three and nine months ended September 30, 2006 to $0.9 million and $2.2 million in the three and nine months ended September 30, 2007.
     While we expect general and administrative expenses to increase in the foreseeable future, the quarter-to-quarter fluctuations will likely vary depending on the growth and timing of our R&D and other corporate activities, and any particular quarter’s percentage rate of increase may not be indicative of that to be expected over near or longer terms.

     Interest Income. The 9% and 29% increase in interest income in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily due to higher average balances available for investment in the current year periods, as well as higher market interest rates earned on our invested funds. In January 2007 we raised net proceeds of approximately $40.9 million through issuance of our common stock.
     Interest and Other Expense. We incurred interest expense on our capital leases. The increase in interest expense in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due to an increase in the average borrowings as well as a higher weighted average interest rate.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements consist primarily of the need for working capital, including funding R&D activities and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $182.9 million as of September 30, 2007 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.
Sources and Uses of Cash
     We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities.
     In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. As of September 30, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.
     Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales.
•	Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which has been recorded as deferred revenue and is being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in second quarter 2006 was recognized in full as revenue in that period.

•	Under our collaborative arrangement with Merck for PYY(3-36), we received an initial cash payment of $5.0 million in October 2004. The $5.0 million initial payment was being amortized over the estimated development period until the collaboration was terminated in March 2006, at which time the unamortized balance of the license payment of approximately $3.7 million was recognized as revenue and we reacquired our rights in the PYY program.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2.0 million from Questcor upon FDA approval of an NDA for our Nascobal® nasal spray product. In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. In consideration for our consent to this assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements, we received $2.0 million from Questcor in October 2005, that is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. This payment became due and was received and recognized as revenue in the second quarter of 2007.
     We used cash of $31.6 million in our operating activities in the first nine months of 2007, compared to $8.0 million in the first nine months of 2006. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock and stock options. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.
     Our investing activities provided cash of $2.2 million in the first nine months of 2007. Our investing activities used cash of $10.3 million in the first nine months of 2006. Changes in cash from investing activities are due primarily to changes in restricted cash, maturities of investments net of purchases and purchases of property and equipment. We expect to continue to make significant investments in our R&D infrastructure, including purchases of property and equipment to support our R&D activities. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.
     Our financing activities provided cash of $42.2 million in the first nine months of 2007, compared to $12.6 million in the first nine months of 2006. Changes in cash from financing activities are primarily due to issuance of common stock, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $40.9 million in January 2007 through public placement of shares of common stock.
Liquidity
     We had a working capital (current assets less current liabilities) surplus of $43.8 million as of September 30, 2007. As of September 30, 2007, we had approximately $58.1 million in cash, cash-equivalents and investments, including $2.2 million in restricted cash. We believe, although there can be no assurance, that our current cash position will provide us with adequate working capital to fund operations for at least the next 12 months, or longer, depending upon the degree to which we exploit our various current opportunities that are in the pipeline and the success of our collaborative arrangements. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned or we exploit any strategic opportunities that may become available to us, we may be required to reduce our research and development activities or, if necessary, raise additional capital in the public or private markets. There can be no assurance that additional capital will be available on terms acceptable to us or at all.
     As of September 30, 2007, the unused portion of our 2007 capital lease credit line of $5.5 million for financing equipment and leasehold assets was approximately $1.7 million.
Contractual Obligations
     Our contractual obligations have changed since December 31, 2006 to September 30, 2007 as follows:
•	Our purchase obligations decreased by approximately $2.1 million from approximately $3.6 million at December 31, 2006 to approximately $1.5 million at September 30, 2007 due to the timing of purchase order activity (primarily for PTH(1-34)) .
     Our table of contractual obligations at December 31, 2006 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 7 to our condensed financial statements.
Off-Balance Sheet Arrangements
     As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and investments balances at September 30, 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.6 million to interest income on an annual basis.

ITEM 4 — CONTROLS AND PROCEDURES
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
     (b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
     The disclosure in Item 1A — Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006 (the “10-K”) under the caption “If we lose our key personnel, or if we are unable to attract and retain additional personnel, then we may be unable to successfully develop our business” on page 32 of the 10-K, is hereby deleted in its entirety and replaced in its entirety by the following:
     “If we are unable to retain one or more of our corporate officers, including Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer (“CEO”), Philip C. Ranker, Chief Financial Officer and Corporate Secretary, Dr. Gordon C. Brandt, Executive Vice President Clinical Research and Medical Affairs, Timothy M. Duffy, Executive Vice President, Marketing and Business Development, Dr. Henry R. Costantino, Chief Scientific Officer of Delivery, or any of our other key managers or key technical personnel, our business could be seriously harmed. Except for the employment agreements with Dr. Quay, Mr. Ranker, Dr. Costantino, Mr. Duffy and Dr. Brandt, we generally do not execute employment agreements with members of our management team. Whether or not a member of management has executed an employment agreement, there can be no assurance that we will be able to retain our key managers or key technical personnel or replace any of them if we lose their services for any reason. Although we make a significant effort and allocate substantial resources to recruit candidates to our Bothell and Hauppauge facilities, competition for competent managers and technical personnel is intense. Failure to retain our key personnel may compromise our ability to negotiate and enter into additional collaborative arrangements, delay our ongoing discovery research efforts, delay pre-clinical or clinical testing of our product candidates, delay the regulatory approval process or prevent us from successfully commercializing our product candidates. In addition, if we have to replace any of these individuals, we may not be able to replace knowledge that they have about our operations.”
ITEM 6 — EXHIBITS
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on October 29, 2007.

NASTECH PHARMACEUTICAL COMPANY INC.
By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Philip C. Ranker
Philip C. Ranker
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Company, Atossa Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between the Company and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to the Company Current Report on Form 8-K dated February 1, 2002 and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 25, 2004 and incorporated herein by reference).

4.6	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter Ended March 31, 2002 and incorporated herein by reference).

10.3	First Amendment, dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.6	Lease Agreement for facilities at 3830 Monte Villa Parkway, Bothell, WA, with Ditty Properties Limited Partnership, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.7	First Amendment, dated July 17, 2006, to Lease Agreement dated March 1, 2006 with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, with Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.9	Employment Agreement dated June 3, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2005 and incorporated herein by reference).

Exhibit
No.	Description
10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech Pharmaceutical Company Inc. and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech Pharmaceutical Company Inc. and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2006 and incorporated herein by reference).

10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech Pharmaceutical Company Inc. and Gordon C. Brandt, M.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006 and incorporated herein by reference).

10.13	Employment Agreement effective as of September 15, 2006 by and between Nastech Pharmaceutical Company Inc. and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006 and incorporated herein by reference).

10.14	Termination and Mutual Release Agreement, dated September 30, 2002, with Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2002 and incorporated herein by reference).

10.15	Divestiture Agreement, dated January 24, 2003, with Pharmacia & Upjohn Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2003 and incorporated herein by reference).

10.16	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan. (Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.22	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.23	Amendment No. 1 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).

10.24	Amendment No. 2 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.25	Amendment No. 3 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.26	Amendment No. 4 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No. 333-135724, and incorporated herein by reference).

10.27	Amendment No. 5 to Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (Filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.28	Asset Purchase Agreement dated June 16, 2003, by and between the Company and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003 and incorporated herein by reference).

10.29	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003 and incorporated herein by reference).

10.30	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.31	Exclusive Development, Commercialization and License Agreement by and between Merck & Co., Inc. and the Company effective as of September 24, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

10.32	Supply Agreement by and between the Company and Merck & Co., Inc. effective as of September 24, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference).(1)

Exhibit
No.	Description
10.33	License and Supply Agreement by and between Par Pharmaceutical, Inc. and Nastech Pharmaceutical Company Inc. effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004 and incorporated herein by reference).(1)

10.34	Agreement dated as of September 23, 2005 by and between Nastech Pharmaceutical Company Inc. and QOL Medical, LLC (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006 and incorporated herein by reference).(1)

10.35	Product Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).(1)

10.36	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc. (filed as Exhibit 10.46 to our Annual Report on Form 10-K dated March 7, 2007 and incorporated herein by reference).(1)

10.37	Supply Agreement by and between the Company and Procter & Gamble Pharmaceuticals, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2006 and incorporated herein by reference).(1)

10.38	Development and License Agreement by and between Nastech Pharmaceutical Company Inc. and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).(1)

10.39	Employment Agreement effective as of November 1, 2006 by and between the Company and Paul H. Johnson, Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2006 and incorporated herein by reference).

10.40	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

10.41	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated February 6, 2007 and incorporated herein by reference).

10.42	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).

10.43	Nastech Pharmaceutical Company Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).

31.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.