Form 10-K
period 2007-12-31
NASTECH PHARMACEUTICAL CO INC
filed 2008-03-17
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $278.6 million as of June 30, 2007 based upon the closing price of $10.91 per share on the Nasdaq Global Market reported on June 29, 2007.

As of March 6, 2008, there were 26,786,915 shares of the Registrant’s $0.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s fiscal year ended December 31, 2007 to be issued in conjunction with the Registrant’s annual meeting of stockholders expected to be held on June 13, 2008 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the Registrant with the SEC not later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2007.

NASTECH PHARMACEUTICAL COMPANY INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding for our company and for our subsidiaries;

•	our efforts to establish and maintain collaboration partnerships for the development of PYY(3-36) nasal spray, PTH(1-34) nasal spray, insulin nasal spray, exenatide nasal spray, carbetocin nasal spray, generic calcitonin-salmon nasal spray, RNA interference or other programs;

•	the success or failure of our research and development programs or the programs of our partners;

•	the advantages and disadvantages of pharmaceuticals delivered intranasally;

•	the need for improved and alternative drug delivery methods;

•	our efforts to collaborate with pharmaceutical and biotechnology companies that have products under development;

•	our ability to successfully complete product research and development, including pre-clinical and clinical trials and commercialization;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	our ability to successfully manufacture the products of our research and development programs and our marketed products to meet current good manufacturing practices and to manufacture these products at a financially acceptable cost;

•	our ability to attract and retain our key officers and employees and manufacturing, sales, distribution and marketing partners;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits;

•	our ability to develop and commercialize our products before our competitors; and

•	the projected size of the drug delivery market.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based nasal drug delivery technology and our proprietary ribonucleic acid interference (“RNAi”) technology. Using our nasal drug delivery technology, we create and utilize novel formulation components or excipients that are designed to reversibly open the “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood-brain barrier, which function to regulate the transport and passage of molecules across these natural boundaries.

Through our expertise in tight junction biology, we are developing clinical product candidates in multiple therapeutic areas.

Our rapid-acting nasal insulin product has entered a Phase 2 clinical trial in patients with type 2 diabetes. Results from the trial are expected in the first quarter of 2008. Previous clinical data suggests that our nasal insulin may improve efficacy and avoid pulmonary side effects associated with the inhalation of insulin.

Peptide YY(3-36), or PYY(3-36), our nasal version of a naturally occurring human hormone, is being studied in a fully enrolled Phase 2 clinical trial involving obese patients, and we expect results in the third quarter of 2008. PYY(3-36) is produced naturally by specialized endocrine cells (L-cells) in the gut in proportion to the calorie content of a meal. Research has indicated a role for PYY(3-36) in regulating appetite control and thus its potential relevance in obesity.

PTH(1-34), a fragment of human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth, is a nasal version of the active ingredient that is being marketed as an injectable product by Eli Lilly & Company (“Lilly”) under the trade name Forteo®. We had planned a Phase 2B clinical trial to evaluate the effect of nasally delivered PTH(1-34) on bone density in patients with osteoporosis; however, this program has been put on hold pending further funding. We hope to successfully partner this program in 2008, with the expectation that this partner will then fund and manage the remaining development and commercialization of intranasal PTH(1-34).

Exenatide, marketed by Amylin Pharmaceuticals, Inc. (“Amylin”) and Lilly as Byetta®, is a 39 amino acid peptide that stimulates insulin secretion in response to elevated plasma glucose levels. In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of the product, for the treatment of diabetes. Preclinical studies and a Phase 1 clinical trial have been completed by Amylin and additional clinical trials are being considered.

Our generic calcitonin-salmon product is under review at the U.S. Food and Drug Administration (“FDA”) and is partnered with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”).

Carbetocin, a long-acting analog of oxytocin, is a naturally produced hormone that may benefit autistic patients. We had planned to initiate Phase 2 clinical trials for this program in the first half of 2008; however, this program is currently on hold pending further funding.

We believe our nasal drug delivery technology may offer advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the avoidance of injection site pain or irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, to develop, manufacture and commercialize some product candidates on our own.

We believe we are also at the forefront of small interfering RNA (“siRNA”) therapeutic research and development. Our RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases. Our lead siRNA product candidate has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may reduce the potential for development of drug resistance. We believe our lead candidate represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic. As more fully described under the heading “Recent Developments — Establishment of MDRNA” below, we have formed MDRNA, Inc. (“MDRNA”), a wholly-owned subsidiary incorporated under the laws of the State of Delaware, as a key first step toward realizing the potential value from our RNAi assets.

RECENT DEVELOPMENTS

Restructuring

We have recently commenced a major restructuring of our business. In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by Procter & Gamble Pharmaceuticals, Inc. (“P&G”) of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007. The remaining approximately $0.2 million in employee severance costs will be paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the full implementation of this plan we will have approximately 87 employees. In connection with the second reduction in force, we expect to incur approximately $1.5 million of additional employee severance and related costs, which will be paid in the first half of 2008. We cannot currently estimate the amount of non-cash impairment charges which shall be recorded related to the impairment of long-lived assets, including certain fixed assets and leasehold improvements. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility. Because we have not yet finalized the course of action for implementation of our facilities consolidation plan, assuming such plan is implemented at all, we cannot currently estimate the costs that will be associated with each type of major cost associated with the plan, the total amount to be incurred in connection with the plan, or the charges associated with the plan that will result in future cash expenditures.

Our business model now centers on efforts to partner our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources.

Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liability from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

Termination of Novo Nordisk Agreement

In March 2006, we entered into a multi-compound feasibility study agreement with Novo Nordisk A/S, with respect to certain Novo Nordisk therapeutic compounds. We recognized approximately $0.5 million and $3.2 million in revenue in 2006 and 2007, respectively, related to this agreement, representing 2% and 18% of total revenues, respectively. On January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us.

PYY(3-36) Clinical Trial Enrollment

On January 8, 2008, we announced the completion of enrollment for our Phase 2 clinical trial of PYY(3-36) nasal spray to treat obesity. We enrolled 551 obese patients at multiple clinical sites in the U.S. for a six-month, randomized, placebo-controlled dose ranging clinical trial. The clinical trial is designed to evaluate three different doses of PYY(3-36) nasal spray compared to placebo and sibutramine (Meridia®), a commercially available oral weight loss drug, with the primary endpoint being weight loss.

Establishment of MDRNA

MDRNA, Inc. (“MDRNA”) was incorporated in the State of Delaware on July 19, 2007 by Nastech, its sole shareholder. MDRNA is focused on the discovery, development and commercialization of innovative therapeutic products based on the exploitation of RNA-based regulation of disease, including by means of RNA interference (“RNAi”) and microRNA-regulated gene expression, including compounds related to small interfering RNAs (“siRNA”). The means by which RNAi technology operates is the down-regulation of the expression of specific proteins. The initial therapeutic areas MDRNA is focused on are influenza, rheumatoid arthritis and other inflammatory diseases and cancer.

On December 12, 2007, we assigned and/or transferred to MDRNA certain intellectual property assets relating to our RNAi therapeutics program in consideration for the issuance to us by MDRNA of 1,839,080 shares of MDRNA Series A Participating Preferred Stock, par value $0.001 per share. The assigned intellectual property consisted primarily of a portfolio of patent applications, as well as licenses to us from the Massachusetts Institute of Technology (“MIT”), the Carnegie Institution of Washington and City of Hope. As a result of these transactions, we own, as of the date of this filing, all of the issued and outstanding equity securities of MDRNA.

Changes in Management

On December 19, 2007, we entered into an employment agreement with Gordon C. Brandt, M.D., pursuant to which Dr. Brandt was promoted to and will serve as our President for the period beginning December 19, 2007 and ending December 31, 2010. Dr. Brandt has served as our Executive Vice President, Clinical Research and Medical Affairs since November 2002. Steven C. Quay, M.D., Ph.D., who had served as our President since August 2000, remains our Chairman and CEO.

On January 4, 2008, Philip C. Ranker, our Chief Financial Officer (“CFO”) and Secretary, resigned from his positions with us effective immediately. Following Mr. Ranker’s resignation, Bruce R. York, our Chief Accounting Officer and Assistant Secretary, was appointed to serve as our Secretary and CFO.

On February 12, 2008, we appointed Timothy M. Duffy to the position of Chief Business Officer. Mr. Duffy had previously served as our Executive Vice President, Marketing & Business Development since February 2006 and, prior to that, as our Vice President, Marketing & Business Development since June 2004.

CLINICAL — STAGE PRODUCT CANDIDATES

The following table summarizes the status of our clinical-stage product candidates at February 29, 2008.

Initial
Indication	Product	Clinical Status	Next Steps	Marketing Rights

Diabetes	Insulin	Phase 2 efficacy study ongoing	Partnering / Additional Phase 2 clinical trials	Nastech
Obesity	PYY(3-36)	Phase 2 weight loss clinical trial ongoing	Partnering / Phase 3	Nastech
Osteoporosis	PTH(1-34) (Peptide)	Phase 2B clinical trial pending funding / partnering	Partnering / Pivotal Phase 3 clinical trial	Nastech
Diabetes	Exenatide	Phase 1 clinical trial completed	To be determined by Amylin	Amylin
Osteoporosis	Calcitonin-salmon (Peptide)	ANDA review complete except for Citizen’s Petition	FDA review of Citizen’s Petition ongoing	Par Pharmaceutical (U.S.) Nastech (rest of world)
Autism	Carbetocin	Phase 2 clinical trial pending funding/partnering	Additional Phase 2 clinical trials	Nastech

Insulin.  According to the American Diabetes Association (“ADA”), National Diabetes Fact Sheet, 2005, approximately 21 million people have diabetes and 1.5 million additional people are diagnosed with diabetes every year. Type 2 diabetes accounts for an estimated 90 to 95 percent of diabetics and complications can include cardiovascular disease, kidney disease and blindness, as well as nervous system disease. Injectable insulin has been used to treat diabetes since the early 1920s and continues to be the definitive treatment for diabetes worldwide. The ADA estimates total direct and indirect economic cost related to diabetes in 2002 to be approximately $132 billion annually in the U.S.

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

After completion of two Phase 1 clinical trials in Europe, in September 2007, we initiated a Phase 2 clinical trial in Europe evaluating our rapid-acting insulin nasal spray in approximately 20 patients with type 2 diabetes who are on oral antidiabetic medicines or insulin therapy. The clinical trial is a randomized, two-way crossover study evaluating a formulation of insulin nasal spray as compared to NovoLog® insulin aspart (rDNA origin), an approved, rapid-acting injectable insulin, on post-meal glycemic control. The Phase 2 clinical trial design will evaluate an optimized dose of our insulin nasal spray compared to an optimized dose of NovoLog® and a placebo. Following a standardized meal, glucose levels will be measured at specific time points with the objective of achieving glycemic control without hypoglycemia. In the fourth quarter of 2007, five evaluable patients were enrolled. Mean post prandial glucose data indicate that insulin nasal spray results in better glycemic control than Novolog®, and that both insulin products result in better post prandial glycemic control than placebo. The mean post prandial glucose increase and AUC 0-240 for placebo, NovoLog®, and IN insulin were 116 mg/dL and 11760 min*mg/dL, 75 mg/dL and 7320 min*mg/dL, and 53 mg/dL and 5451 min*mg/dL, respectively. These results demonstrate that NovoLog® reduced the mean glucose Cmax and AUC by 35% and 38% respectively from placebo, whereas IN insulin provided a 54% and 54% reduction respectively.

In February 2008, we announced that a U.S. IND had been filed, and that we intend to expand this study to a second site in the U.S. We expect to present data from these two studies at the American Diabetes Association meeting in June 2008.

Peptide YY(3-36).  Obesity is a chronic condition that affects millions of people worldwide and often requires long-term or invasive treatment to promote and sustain weight loss. According to recent estimates from the National Institutes of Health (“NIH”), nearly two-thirds of U.S. adults are overweight and of those, nearly one-third are obese. Obesity among adults has doubled in the past two decades. Research studies have shown that obesity increases the risk of developing a number of adverse conditions, including type 2 diabetes, hypertension, coronary artery disease, ischemic stroke, colon cancer, post-menopausal breast cancer, endometrial cancer, gall bladder disease, osteoarthritis and obstructive sleep apnea. Currently-marketed prescription drugs for the treatment of obesity that we believe to be the principal competitors in this market include Xenical® from F. Hoffman-La Roche Ltd. (“Roche”), Meridia® from Abbott Laboratories (“Abbott”), and a number of companies’ generic and branded phentermines. Industry reports indicate that combined U.S. sales of Meridia® and Xenical® totaled approximately $125 million in 2007. We believe that if more efficacious products are developed, it is possible that the market for anti-obesity treatments could grow significantly.

Peptide YY(“PYY”), a high-affinity Y2 receptor agonist, may represent a new approach to the treatment of obesity. This hormone is naturally produced in the gut by specialized endocrine cells in proportion to the caloric content of a meal and is believed to reduce food intake by modulating appetite responses in the hypothalamus. Results from a clinical trial conducted by Dr. Stephen R. Bloom and colleagues published in The New England Journal of Medicine (September 4, 2003, Volume 349, Number 10, Pages 941-948) found that obese subjects had lower levels of pre-meal PYY than non-obese subjects, that obese subjects produced less PYY in response to eating, and that when PYY was administered before a meal, obese subjects ate approximately 30% fewer calories. Taken together, these findings suggest that PYY deficiency may contribute to the pathogenesis of obesity and that PYY supplementation may have therapeutic benefit. In the study, there was also a 16.5% calorie reduction in obese subjects for the 24-hour period following a single intravenous injection of PYY, based on diary recorded food intake. We have developed a proprietary nasal formulation of PYY and have filed patent applications worldwide. This includes 12 of our own and seven in-licensed U.S. applications, and 61 of our own and 28 in-licensed foreign applications.

We believe we possess a broad PYY patent estate, which includes:

•	an exclusive license to the Cedars-Sinai patent estate secured in May 2004 containing the only issued patents directed to the use of PYY to induce satiety;

•	exclusive worldwide rights to the PYY patent applications within the field of nasal administration, licensed from Imperial College Innovations and Oregon Health Sciences University through Thiakis, Ltd.; and

•	exclusive licenses to six issued U.S. patents and two pending U.S. patent applications from the University of Cincinnati related to second generation PYY analogs that have produced weight loss in animal experiments.

To date, we and Merck and Co, Inc. (“Merck”), our former collaboration partner, have completed four Phase 1 trials and two Phase 2 trials of PYY(3-36) nasal spray. A third Phase 2 trial is ongoing. These trials have enrolled over 750 subjects and administered approximately 100,000 nasal doses. Results from the completed Phase 1 and 2 clinical trials indicate the investigational product is well-tolerated and shows potential evidence of reducing caloric intake, moderating appetite and promoting weight loss in human subjects.

On October 1, 2007, we announced the start of an additional Phase 2 clinical trial evaluating our PYY(3-36) nasal spray in obese patients. As of December 31, 2007, 551 obese patients had been enrolled in a six-month, randomized, placebo-controlled clinical trial. The Phase 2 clinical trial design will evaluate three different doses of our PYY(3-36) nasal spray compared to placebo and sibutramine (Meridia®), a commercially available oral weight loss drug, with the primary endpoint being weight loss. Patients in the nasal treatment arms will take PYY(3-36) nasal spray or nasal spray placebo three times daily prior to a meal over the 24-week period. The clinical trial design will enable patients to undergo an initial dose optimization period to establish an optimal dose to continue over the duration of the trial. Although the primary endpoint is weight loss, the clinical trial will also evaluate other effects including comparing the proportion of patients who lose at least 5% or 10% of their baseline body weight as well as the effect on lipids, glucose, insulin and hemoglobin A1c (HbA1c) levels. Lowering HbA1c levels may delay or prevent problems associated with diabetes such as damage to the eyes, kidneys and nerves. All patients are expected to complete the clinical trial in the second quarter of 2008, with initial data available in the third quarter of 2008. Given the substantial costs associated with this ongoing clinical trial, we intend to seek a new commercial partnership for PYY(3-36). If we are unable to obtain a new collaboration partner for PYY(3-36), we may discontinue the trials and terminate our PYY(3-36) clinical program.

Parathyroid Hormone (1-34).  Osteoporosis is the development of low bone mass that compromises bone strength and increases the risk of bone fracture. According to the U.S. Department of Health and Human Services, Office of the Surgeon General, 2004 Bone Health and Osteoporosis: A Report of the Surgeon General, due primarily to the aging of the population, the prevalence of osteoporosis and low bone mass is expected to increase to 12 million cases of osteoporosis and 40 million cases of low bone mass among individuals over the age of 50 by 2010, and to nearly 14 million cases of osteoporosis and over 47 million cases of low bone mass in individuals over that age by 2020 (National Osteoporosis Foundation 2002). In other words, by 2020 one in two Americans over age 50 is expected to have or to be at risk of developing osteoporosis of the hip; even more will be at risk of developing osteoporosis at any site in the skeleton. One problem in estimating the frequency of osteoporosis is that many individuals may have the disease but do not know it. We believe that parathyroid hormone is the only commercial product that stimulates bone formation (an anabolic effect) rather than slowing the rate of bone loss (an anti-resorptive effect). Currently, Lilly’s injected Forteo® is the only commercially available PTH(1-34) therapy approved for the treatment of post-menopausal osteoporosis in women as well as osteoporosis in men. Despite the cost and the requirement for daily injections into the thigh or abdomen, Lilly reported $709.3 million in worldwide sales of Forteo® for the year ended December 31, 2007. This was an increase of 19% over the same period in 2006.

Parathyroid hormone (1-34), or PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth, is the same active ingredient that is being marketed as an injectible product by Lilly under the trade name Forteo®. We have developed a proprietary nasal formulation of PTH(1-34) and, as of February 29, 2008, we have one issued patent, 15 pending U.S. patent applications, nine foreign patent applications and two Patent Cooperation Treaty, or PCT, Applications. Based on our market research, we view a non-invasive, nasally delivered alternative to Forteo® as a significant market opportunity.

In January 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis, and in December 2006 we entered into the First Amendment to the License Agreement. Under our agreements with P&G we received an initial $10.0 million cash payment, which was recorded as deferred revenue and was being amortized into revenue over the estimated development period, a $7.0 million milestone payment received and recognized in full as revenue in 2006 and $11.9 million and $4.3 million in research and development reimbursements recognized as revenue in 2006 and 2007, respectively. P&G terminated its agreements with us in November 2007, at which time we reacquired all rights and data associated with the PTH(1-34) program. The unamortized balance of P&G’s $10.0 million initial payment, approximately $5.5 million, was recognized as revenue in the fourth quarter of 2007.

During the time that P&G was leading clinical development of PTH(1-34), two clinical trials were conducted. The first was a Phase 1 PK study in elderly men and women, and the second was a Phase 2A dose-finding study to identify the equivalent dose of nasal PTH(1-34) compared with Forteo®. The results of this study demonstrate a dose-dependent response of nasal PTH(1-34) for the biochemical marker of bone formation, P1NP. On the basis of this study, a dose equivalent to Forteo® can be predicted. Plans to initiate a Phase 2B clinical trial to test the predicted Forteo®-equivalent nasal dose using the FDA-identified endpoint of bone mineral density, or BMD, were placed on hold pending further funding or partnering.

Exenatide.  Exenatide is in a class of medicines known as incretin mimetics, and is marketed by Amylin and Lilly under the trade name Byetta® exenatide injection. Exenatide improves blood sugar control by lowering both post-meal and fasting glucose levels, leading to better long-term control as measured by hemoglobin A1C. Exenatide does this through several actions, including the stimulation of insulin secretion only when blood sugar is high and by restoring the first-phase insulin response, an activity of the insulin-producing cells in the pancreas that is lost in patients who have type 2 diabetes. Exenatide is currently delivered by a twice-per-day injection.

In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for the initiation of studies in human subjects. Amylin began clinical trials in the third quarter of 2006 and has completed a Phase 1 clinical trial.

Under the terms of the agreement, we will receive both milestone payments and royalties on product sales. If the development program is successful and the development of this product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory and commercialization goals. Royalty rates escalate with the success of this product.

Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities performed under the agreement. Amylin has overall responsibility for the development program, including clinical, non-clinical and regulatory activities and our efforts will focus on drug delivery and chemistry, manufacturing and controls, or CMC, activities. If we enter into a supply agreement with Amylin, we may supply commercial product to Amylin and its exenatide collaboration partner, Lilly. However, there can be no assurance that such a supply agreement will be executed.

Calcitonin-salmon.  Calcitonin is a natural peptide hormone produced by the thyroid gland that acts primarily on bone. Bone is in a constant state of remodeling, whereby old bone is removed and new bone is created. Calcitonin inhibits bone resorption. Calcitonin-salmon appears to have actions essentially identical to calcitonins of mammalian origin, but its potency is greater due to a longer duration of action. Novartis’ Miacalcin®, an FDA-approved and marketed nasal calcitonin-salmon spray, has been shown to increase spinal bone mass in post-menopausal women with established osteoporosis and is the only osteoporosis treatment specifically labeled to be used for women for whom estrogens are contraindicated. According to industry data, nasal Miacalcin® had U.S. sales of approximately $145 million in 2007.

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

In December 2003, we submitted to the FDA an application for abbreviated new drug approval (“ANDA”) for generic calcitonin-salmon nasal spray for the treatment of osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests, including spray characterization, designed to demonstrate the equivalence of our product to the reference listed drug, Miacalcin®. In February 2004, the FDA accepted the submission of our ANDA for the product. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to Miacalcin®, and has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities.

In September 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve any ANDA as filed prior to additional studies for safety and bioequivalence. We believe this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product.

In the fourth quarter of 2007, we received informal notification from the FDA that our ANDA review is complete and that the citizen’s petition is actively being addressed by the FDA. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine to what degree the citizen’s petition will delay the FDA’s approval of our ANDA, how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.

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

Carbetocin.  According to the U.S. Centers for Disease and Control, autism is one of a group of disorders known as autism spectrum disorders (“ASDs”). ASDs are developmental disabilities that cause substantial impairments in social interaction and communication and the presence of unusual behaviors and interests. Many people with ASDs also have unusual ways of learning, paying attention and reacting to different sensations. The thinking and learning abilities of people with ASDs can vary from gifted to severely challenged. An ASD begins before the age of three and lasts throughout a person’s life. Approximately one in 150 children has an ASD by eight years of age.

There is no single best treatment for all children with ASD. One point that most professionals agree on is that early intervention is important; another is that most individuals with ASD respond well to highly structured, specialized programs. Medications are often used to treat behavioral problems such as aggression, self-injurious behavior and severe tantrums, which keep the person with ASD from functioning more effectively at home or school. The medications used are those that have been developed to treat similar symptoms in other disorders.

Carbetocin is a long-acting analog of oxytocin, a naturally produced hormone. At the American College of Neuropsychopharmacology’s Annual Meeting on December 4, 2006, researchers from the Mt. Sinai School of Medicine reported that oxytocin significantly reduced repetitive behavior associated with adult autism when administered intravenously.

In 2007, two foreign Phase 1 dose-escalation studies were conducted in healthy volunteers to evaluate the pharmacokinetics, bioavailability and safety of our carbetocin nasal spray. Although this program shows promise, we have placed it on hold pending further funding or partnering.

PRECLINICAL-STAGE PRODUCT CANDIDATES

The following table summarizes the status of our pre-clinical product candidates at February 29, 2008.

Initial
Indication	Product	Clinical Status	Next Steps	Marketing Rights

Antivirals	RNAi directed against influenza virus	Preclinical	Preclinical safety and efficacy studies	Nastech
Inflammation	RNAi directed against TNF-alpha	Preclinical	Preclinical safety and efficacy studies	Nastech
Hemophilia	Factor IX	Formulation	Preclinical safety and PK studies	Undisclosed partner
Seizure	Undisclosed compounds	Preclinical safety and PK studies	Phase 1 clinical trial	Undisclosed partner

Antiviral

According to the World Health Organization (“WHO”), in a typical year, influenza infects 5% to 15% of the world’s population, resulting in 250,000 to 500,000 deaths. The WHO and the U.S. Centers for Disease Control and Prevention are concerned about the potential for a major global pandemic, such as the 1918 “Spanish flu” in which up to 40 million people may have died worldwide. Pandemic flu emerges from a sudden change in the influenza virus resulting in a new flu strain, against which there is no immunity. Vaccines currently represent the mainstay of flu prevention, but vaccines have two key limitations. First, they are developed against individual, known strains of flu and therefore may not be effective against new flu strains. Second, vaccines are produced using a lengthy process requiring vaccine production in growing chicken eggs, and therefore a vaccine against a new flu strain will take months or years to stockpile. Antiviral medications approved to treat influenza have the potential drawback that influenza virus strains can become resistant to one or more of these medications.

In 2005 the U.S. Government issued the National Strategy for Pandemic Influenza. This comprehensive plan includes as one component the cooperation of state and federal governments’ stockpiling of antiviral drugs sufficient to treat 25% of the country’s population in the event of a flu pandemic. As a result, pharmaceutical and biotech companies have been contracted and partially funded by the U.S. Government to develop and supply antiviral and vaccine products to satisfy this goal. It is feasible that a successful RNA-based anti-influenza drug could be used in such a setting. The potential advantage of RNAi antiviral therapeutics is that siRNAs can be targeted against the so-called “conserved regions” of the influenza virus. This means that an RNAi therapeutic would be expected to be effective against all strains of flu, whether new or old. As a result, stockpiling of an effective RNAi treatment is possible in advance of a global influenza pandemic. An RNAi-based antiviral therapeutic could also be used more routinely as a treatment for the more common viral infections, including seasonal influenza, Respiratory Syncytial Virus (RSV) and human metapneumovirus. As noted above, there is significant unmet need in the treatment of virally-induced impacts to human health, including hospitalization and death.

Pre-clinical Development Status.  We have developed and tested small interfering RNAs specific for conserved regions of influenza viral genes. These siRNAs target multiple influenza strains and show high activity with a slower rate of developing drug resistance than currently-marketed antiviral therapeutics. Direct-to-lung administration of candidate siRNAs has exhibited significant reduction of virus production in animal models. Development of broad spectrum siRNAs and delivery formulations suitable for human use may provide an effective new therapeutic approach for pandemic and seasonal flu.

Inflammation

RNAi technology is a promising approach for the potential treatment of a variety of major diseases, including inflammation. We believe that using a specific siRNA to inhibit the expression of certain cytokines, for example TNF-alpha, which plays an important role in pathological inflammation, may be an effective treatment for rheumatoid arthritis. TNF-alpha also may play an important role in insulin resistance contributing to obesity and type 2 diabetes, asthma and inflammation associated with cardiovascular disease. Reduction of TNF-alpha production by RNAi for the treatment of rheumatoid arthritis may have therapeutic and safety advantages over current treatments such as antibodies or soluble receptors, including higher specificity, lower immunogenicity, improved ability to overcome natural compensating responses in certain affected patients and potentially overall improved disease modification.

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

Feasibility Studies

To expand our product portfolio, we engage in a variety of pre-clinical initiatives, alone and with partners, to explore the range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies in which our tight junction drug delivery technology is combined with already-approved therapeutics, or product candidates currently in development, to determine if formal pre-clinical trials are warranted. In 2007, we participated in three external feasibility studies with three different partners, including a multi-compound feasibility study with Novo Nordisk with respect to certain undisclosed Novo Nordisk therapeutic compounds, a Factor IX development program for the treatment of hemophilia with an undisclosed partner and a program with an undisclosed partner to deliver an undisclosed anti-seizure medication. Feasibility studies, typically lasting approximately one year, allow us to efficiently evaluate opportunities in which our tight junction technology may provide either us or a partner with a product that has improved therapeutic and commercial promise. On January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us.

OTHER AGREEMENTS AND INTELLECTUAL PROPERTY ACQUISITIONS

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

Under the terms of the Questcor Asset Purchase and Supply Agreement, dated June 2003 (the “Questcor Agreements”) that we entered into with Questcor Pharmaceuticals Inc. (“Questcor”), subject to certain limitations, we are obligated to manufacture and supply, and Questcor is obligated to purchase from us, all of Questcor’s requirements for the Nascobal® nasal gel and the Nascobal® nasal spray. In February 2005, Questcor paid us a milestone fee of $2.0 million upon receipt of FDA approval of the new drug application (“NDA”) for Nascobal® nasal spray.

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL. We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL.

Cytyc Corporation.  In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement. In October 2007, Cytyc (now Hologic, Inc., or Hologic) informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments will be received by us related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

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

Galenea.  We expanded our RNAi pipeline by initiating an RNAi therapeutics program targeting influenza and other respiratory diseases. In connection with this new program, in February 2006, we acquired RNAi IP and other RNAi technologies from Galenea Corp. (“Galenea”). The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we have assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the NIH, and the Department of Defense to support the development of RNAi-based antiviral drugs. RNAi-based therapeutics offer potentially effective treatments for a future influenza pandemic, which is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, as life-threatening respiratory and systemic inflammation caused by excess TNF-alpha production can be a consequence of influenza infection.

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

City of Hope.  In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities. Furthermore, the slightly larger Dicer substrate may provide attachment points for delivery-enabling molecules, thereby potentially enhancing the overall efficacy of an RNAi-based therapeutic product.

Government Grants — In August 2006, the NIH awarded us a grant of approximately $0.4 million to further develop our siRNA therapeutics to prevent and treat influenza. These funds were received and recognized as grant revenue in 2006. In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. In 2006 and 2007, we recognized approximately $0.1 million and $0.4 million in revenue, respectively, related to this grant.

DRUG DELIVERY TECHNOLGIES

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

Tight Junction Technology

We focus on molecular-biology based drug delivery, which involves the use of gene cloning, high throughput tissue culture screening, phage display selection, gene function analysis by RNAi knockdown, and peptide synthesis to analyze the structure and function of tight junctions responsible for regulating drug passage through tissue barriers. These techniques are used to create novel formulation components or excipients that transiently modulate or open tight junctions and thereby allow therapeutic drugs to reach the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including epithelial and endothelial layers of the nasal mucosa, the gastrointestinal surface, and the blood-brain barrier. They function to provide barrier integrity and to regulate the transport and passage of therapeutic drugs across these natural boundaries by way of specific membrane and cellular-based pathways (Johnson PH and Quay SC. Advances in nasal delivery through tight junction biology. Expert Opinion Drug Delivery. (2005) 2(2):281-298).

We believe our tight junction technology has significant potential applications outside of nasal drug delivery, particularly for improving oral drug delivery (through the oral mucosa or gastrointestinal tract), intravenous drug delivery (through blood vessel walls into tissues), and drug delivery through the blood-brain barrier (through the blood vessel walls to the brain) for the treatment of diseases. All of these tissue barriers have tight junctions which, although distinct, have properties in common that we believe can be manipulated by the technology we are developing.

Intracellular and Targeted Delivery of RNAi-Based Therapeutics

Peptide-based delivery.  We are applying certain aspects of our drug delivery technology specifically to our RNA delivery platform and siRNA therapeutics development programs. As mentioned above, drugs that use siRNAs will require the ability to deliver the siRNA inside the cells where the target proteins are produced. A major part of our focus to date has been on the intracellular delivery component of the RNA-based drug development process. We believe this program has benefited and will continue to benefit significantly from our expertise in cellular and molecular biology and protein/peptide chemistry. Our primary therapeutic development focus has been on formulations of peptide-based therapeutics. To support our peptide therapeutics program as well as the peptide-based approach to delivery of siRNA, we have built a considerable infrastructure and organizational competence regarding peptides.

In 2007,we published in the Journal of Biological Chemistry on a phage display library, the “Trp-Cage” library, which we intend to mine for peptides having favorable physicochemical properties, and which might enable the delivery of siRNAs into cells or to target specific cell and tissue types. Given the current costs of the development of siRNA-based drugs and treatment regimens, the ability to direct the localization of an siRNA drug effect can potentially provide significant advantages over current delivery platforms.

Lipid-based delivery.  In 2007, we began working with novel lipid formulations of siRNA. Not only must RNA be inside cells in order to be effective, it is also rapidly degraded by enzymes in the circulating blood. Lipids and lipid mixtures can be formed into spheres called liposomes, lipoplexes or lipid nanoparticles. Certain lipids are a necessary component of the cell membrane, the barrier to cell entry. Properly-designed liposomes containing siRNAs can protect RNA from degrading enzymes in the systemic circulation and also have the ability to interact with cell membranes and gain access to the cell’s interior.

Some companies are pursuing local delivery of siRNA for certain therapeutic indications as a way to avoid the delivery challenge of developing siRNA therapeutics. We are researching and designing novel lipids and lipid formulations. Additionally, we intend to research the opportunity to incorporate into lipid formulations some of the targeting peptides described above (and others as possible) based on the principle that targeting can improve localization of the drug product in the body and thereby lower the final doses required to achieve a desirable clinical effect for the patient. Finally, we are using what we learn about lipid chemistry to design peptides which may mimic those properties of lipids which enable cell membrane interactions in order to accomplish the same effect.

Other Drug Delivery Technologies.  Other expertise that we utilize in identifying and developing product candidates include:

•	experience in stabilizing liquid formulations;

•	knowledge of physical properties of nasal sprays;

•	experience with pro-drug selection to improve biological properties;

•	experience with counter ion selection to increase drug solubility;

•	correlations between in vitro and in vivo nasal delivery models; and

•	manufacturing know-how.

BUSINESS STRATEGY

Our goal is to become a leader in both the development and commercialization of innovative, nasal drug delivery products and technologies, as well as in RNAi therapeutics. We have recently commenced a major restructuring of our business. Our business model now centers on efforts to partner our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL. Key elements of our strategy include:

•	Pursuing Collaborations with Pharmaceutical and Biotechnology Companies. We will continue to establish strategic collaborations with pharmaceutical and biotechnology companies. This process is currently focused on our internal clinical programs such as insulin, PYY(3-36), PTH(1-34) and carbetocin. Typically, we collaborate with partners to commercialize our internal product candidates by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We also assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials or are currently marketed. We generally structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase, revenue from manufacturing upon commercialization and patent-based royalties on future sales of products.

•	Applying Our Tight Junction Technology and Other Drug Delivery Methods to Product Candidates. We focus our research and development efforts on product candidates, including peptides, large and small molecules and therapeutic siRNA, for which our proprietary technologies may offer clinical advantages, such as improved safety and clinical efficacy, or increased patient compliance.

•	Leveraging Our Manufacturing Expertise and Capabilities. Although we have recently reduced our expenditures in manufacturing to focus on our clinical-stage product candidates, we believe our manufacturing capabilities will meet our projected capacity needs for the foreseeable future. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how, which we believe would be difficult for our collaborators and competitors to replicate in the near term. These capabilities give us competitive advantages, including the ability to prepare the CMC section of NDA filings with the FDA, and to maintain a high-level of quality control in manufacturing product candidates for clinical trials and FDA-approved products for commercialization.

We are engaged in a variety of preclinical research and clinical development efforts. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based nasal drug delivery technology. In addition, we have been expanding our RNAi research and development efforts. As of February 29, 2008, we had 58 patents issued and 583 pending patent applications to protect our proprietary technologies.

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

SALES AND MARKETING

We plan to market our FDA-approved products through co-promotion, licensing or distribution arrangements with collaboration partners. We believe our current approach allows us maximum flexibility in selecting the optimal sales and marketing method for each of our products. As of February 29, 2008, we had five employees dedicated to business development and marketing, and we believe our current staffing is adequate.

COLLABORATION PARTNERS

We generate substantially all of our revenue from license and research fees. Approximately 48% and 13% of our revenue in 2005 and 2006, respectively, related to our agreement with Merck, which was terminated in March 2006. In 2006 and 2007, our dependency on certain key customers increased. P&G accounted for approximately 77% of our total revenue in 2006 and 62% of our total revenue in 2007 and Novo Nordisk represented approximately 2% of our total revenue in 2006 and 18% of our total revenue in 2007. Our agreements with P&G were terminated in November 2007, and on January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us.

RESEARCH AND DEVELOPMENT

Our research and development personnel are organized into functional teams that include pharmacology and toxicology, chemistry, formulation, cell biology, bioinformatics and project management. We manage our research and development activities from our headquarters in Bothell, Washington and our facility in Hauppauge, New York. Although we anticipate that we will continue to invest in research and development for the foreseeable future, we anticipate that our research and development costs will decrease in future periods due to our recent restructuring. Our research and development expenditures totaled approximately $30.3 million in 2005, $43.2 million in 2006 and $52.3 million in 2007.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. As of February 29, 2008, we had 26 issued or allowed U.S. patents and 242 pending U.S. patent applications, including provisional patent applications. When appropriate, we also seek foreign patent protection and as of February 29, 2008, we had 31 issued or allowed foreign patents, 246 pending foreign patent applications and 95 PCT applications.

The following table summarizes our pending and issued patents as of February 29, 2008:

Pending
MDRNA(1)
U.S.	124
Foreign	24
PCT	71
Exclusive In-licensed(2)
U.S.	10
Foreign	33
PCT	0

Total pending	262

Pending
Nastech
U.S.	100
Foreign	159
PCT	24
Exclusive In-licensed(2)
U.S.	8
Foreign	32
PCT	0

Total pending	323

Issued
Nastech
U.S.	17
Foreign	27
Exclusive In-Licensed(2)
U.S.	9
Foreign	5

Total issued	58

Total cases	643

(1)	Patent applications are those assigned to MDRNA from Nastech on December 12, 2007, as described as above.

(2)	Does not include undisclosed proprietary technologies that are the subject of our license agreements with Alnylam or the Carnegie Institution of Washington.

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

The Food, Drug and Cosmetics Act (“FDCA”) provides that ANDA reviews and/or approvals will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review, the ANDA. If the listed drug is claimed by an unexpired patent that the NDA holder has listed with the FDA, the ANDA applicant must certify in a so-called paragraph IV certification that the patent is invalid, unenforceable or not infringed by the product that is the subject of the ANDA. If the holder of the NDA sues the ANDA applicant within 45 days of being notified of the paragraph IV certification, the FDA will not approve the ANDA until the earlier of a court decision favorable to the ANDA applicant or the expiration of 30 months. Also, in circumstances in which the listed drug is claimed in an unexpired listed patent and the patent’s validity, enforceability or applicability to the generic drug has been challenged by more than one generic applicant, ANDA approvals of later generic drugs may be delayed until the first applicant has received a 180-day period of market exclusivity. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances until the FDA acts on one or more ANDA applications. We do not believe there is market exclusivity associated with the listed version of calcitonin and we have not been sued by the patent holder in connection with our ANDA for calcitonin, but our ANDA approval could be delayed by exclusivity awarded to the “first-to-file” ANDA applicant.

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

Our MASCT device that we have licensed to Cytyc (now Hologic) is a medical device that requires FDA authorization before it may be marketed. As noted above, we expect this license to be terminated in the near future. Medical devices may be marketed pursuant to an approved Pre-Market Approval Application (“PMA”), or pursuant to a clearance under Section 510(k) of the FDCA. Obtaining a PMA involves generally the same steps as obtaining an NDA or BLA. Obtaining a 510(k) generally, but not always, requires the submission of less, but still substantial, performance, manufacturing and other information. Our MASCT device has been cleared for marketing under Section 510(k). In addition, medical devices are subject to pre- and post-approval and clearance requirements similar to those that apply to drugs and biologics.

COMPETITION

Competition in the drug industry is intense. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed, there are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using nasal drug delivery technology, such as Archimedes Pharma Limited, Intranasal Technology, Inc., Aegis Therapeutics, Bentley Pharmaceuticals, Inc. and Javelin Pharmaceuticals, Inc. Established pharmaceutical companies, such as AstraZeneca and GlaxoSmithKline plc, also have in-house nasal drug delivery research and development programs that have successfully developed products that are being marketed using nasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies, such as oral, injectable, patch-based and pulmonary administration. These competitors include Alza Corporation (a division of Johnson & Johnson), Alkermes, Nektar Therapeutics, SkyePharma, Unigene Inc., Neose Technologies, Inc., Generex Biotechnology Corporation and Emisphere Technologies, Inc. (“Emisphere”). Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborative relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection or commercialize competitive products sooner than we do.

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

Even if we are able to develop products and then obtain the necessary regulatory approvals, our success depends to a significant degree on the commercial success of the products developed by us and sold or distributed by our collaboration partners. If our product candidates obtain the necessary regulatory approvals and become commercialized, they will compete with the following products already in the market or currently in the development stage:

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

Obesity.  Products approved by the FDA for the treatment of obesity include: Roche’s Xenical® (orlistat), GlaxoSmithKline’s Allitm (orlistat), Abbott’s Meridia® (sibutramine) and the generic phentermine. In addition, there are other products currently in development for the treatment of obesity, including Acomplia® (rimonabant) by sanofi-aventis, PEGylated PYY by Pfizer Inc., injectable PYY by Amylin and oral PYY by Emisphere. Acomplia®, an oral formulation, was approved as a therapeutic for obesity by the European Agency for the Evaluation of Medicinal Products during 2006. In February 2007, the FDA approved a low-dose version of orlistat for over-the-counter use by overweight adults in connection with a reduced-calorie, low-fat diet.

Osteoporosis.  Pharmaceutical treatments for osteoporosis include bisphosphonates, such as P&G/sanofi-aventis’ Actonel® (risedronate) and Merck’s Fosamax® (alendronate), and selective estrogen receptor modulators, such as Lilly’s Evista® (raloxifene). If commercialized, our nasal PTH(1-34) will also compete directly with Lilly’s Forteo® (teriparatide), an FDA-approved injectable parathyroid hormone. Additional competition could come from development candidates, such as an inhaled form of PTH(1-34) currently being developed by Alkermes/Lilly, or Ostabalin-C, another PTH derivative currently in clinical development by Zelos Therapeutics, Inc. Further competition in the osteoporosis area may include AMG-162, an investigational monoclonal antibody against the RANK Ligand from Amgen Inc., currently in Phase 3 trials. Our generic calcitonin-salmon nasal spray to be manufactured by us and distributed by Par Pharmaceutical will compete with Novartis’ Miacalcin® (nasal calcitonin-salmon) and Unigene Inc.’s Fortical®, as well as development candidates such as oral PTH(1-34) and oral calcitonin under development by Emisphere. Novartis may introduce an authorized generic version through Sandoz US, its wholly-owned subsidiary, and Apotex has filed a generic application of nasal calcitonin-salmon.

RNAi.  Currently, there are two key competitors in the RNAi space. Alnylam is a competitor as well as a partner. We currently compete with Alnylam directly in the area of respiratory viral RNAi. Alnylam has programs in both RSV and influenza. While we compete with Alnylam on these respiratory viral programs, we have also collaborated to exclusively license key IP from Alnylam in support of our TNF-alpha RNAi program. With the acquisition of Sirna Therapeutics, Inc. (“Sirna”) by Merck, we will now compete with Merck for access to key IP and technology in the field of therapeutic RNAi. Other competitors in the RNAi field include but are not limited to, Isis Pharmaceuticals, Inc., Santaris Pharma A/S, Silence Therapeutics plc, Protiva Biotherapeutics Inc., Quark Pharmaceuticals, Inc., RXi Pharmaceuticals Corporation (a majority-owned subsidiary of CytRX), Novosom AG, Mirus Bio Corporation, Calando Pharmaceuticals, Inc., Intradigm Corporation, Tacere Therapeutics, Inc. and Kylin Therapeutics, Inc. As with our current relationship with Alnylam, there will be future opportunities for strategic collaborations with a number of other competing companies in various areas of the RNAi field, including additional opportunities with Alnylam, Merck, other small companies and educational institutions. Such collaborations and competitive situations will be driven by licensing of key technology in the RNAi field as it is developed and becomes available for license. One such example includes our license obtained in November 2006 from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer substrate IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities.

PRODUCT LIABILITY

Testing, manufacturing and marketing products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We currently have product liability insurance coverage in the amount of $20.0 million per occurrence and a $20.0 million aggregate limitation, subject to a deductible of $25,000 per occurrence.

EMPLOYEES

As of February 29, 2008, we had 157 full-time employees, of which approximately 116 were engaged in research and development, five were engaged in sales and marketing, and the others were engaged in administration and support functions. As previously discussed, in February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the implementation of this plan we will have approximately 87 employees. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to our Business, Financial Position and Need for Additional Capital

Our strategic direction is changing, including through restructuring, and our focus on our Phase 2 clinical programs, including those for insulin nasal spray for type 2 diabetes, PYY(3-36) nasal spray for obesity, PTH(1-34) nasal spray for osteoporosis, continuation of research and development activities focused on MDRNA and our funded partnerships, may not be successful. Even after giving effect to this restructuring, we may not have sufficient cash to execute our current business plan and any restructuring may impact our ability to execute on our business plan.

We have recently taken steps to restructure certain aspects of our business, including significantly reducing our workforce and reducing certain operating costs. In November 2007, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the implementation of this plan we will have approximately 87 employees. Our business model now centers on our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL. There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts, our ability to partner our product candidates, and other factors described in this section, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liability from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

We do not generate operating income and will require additional financing in the future. If additional capital is not available, we may have to curtail or cease operations.

Our business currently does not generate the cash that is necessary to finance our operations. We incurred net losses of approximately $32.2 million in 2005, $26.9 million in 2006 and $52.4 million in 2007. Subject to the success of our development programs and potential licensing transactions, we will need to raise additional capital to:

•	conduct research and development;

•	develop and commercialize our product candidates;

•	enhance existing services;

•	respond to competitive pressures; and

•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development programs;

•	continued scientific progress in these programs;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our products; and

•	the regulatory approval process for our products.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, in its audit opinion issued in connection with our consolidated balance sheet as of December 31, 2006 and 2007 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2006 and 2007, has expressed substantial doubt about our ability to continue as a going concern given our net losses and negative cash flows. The accompanying consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

We have not been profitable on an annual basis for ten years, and we may never become profitable.

We have incurred net losses in each of the past ten years. As of December 31, 2007, we had an accumulated deficit of approximately $194.9 million and expect additional losses in the future as we continue our research and development activities.

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

Many of our research and development programs are at an early stage. Clinical trials in patients are long, expensive and uncertain processes. The length of time generally varies substantially according to the type of drug, complexity of clinical trial design, regulatory compliance requirements, intended use of the drug candidate and rate of patient enrollment for the clinical trials. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any or all of our drugs or drug candidates, including PYY(3-36) nasal spray, PTH(1-34) nasal spray, insulin nasal spray, exenatide nasal spray and generic calcitonin-salmon nasal spray could be unsuccessful, which would prevent us from commercializing these drugs. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the drug sponsor. Our failure to develop safe, commercially viable drugs approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in clinical trials will impede our ability to seek regulatory approvals, commercialize our drug candidates and generate revenue, as well as substantially increase our development costs.

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

Our product candidates cannot be marketed in the U.S. without FDA approval or clearance. The FDA has approved only two of our product candidates, our Nascobal® nasal gel and our Nascobal® nasal spray, and cleared only one, our MASCT device, for sale in the U.S. Our other product candidates are in development, and will have to be approved by the FDA before they can be marketed in the U.S. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including without limitation citizen’s petitions or other filings with the FDA. There can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. We, our collaboration partners or the FDA may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

New legal and regulatory requirements could make it more difficult for us to obtain approvals for our product candidates and could limit or make more burdensome our ability to commercialize any approved products.

New federal legislation was recently enacted known as the FDA Amendments Act of 2007, which grants the FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to healthcare professionals, and restrictions on distribution and use. For example, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring. The legislation also includes the following: requirements for providing the public information on ongoing clinical trials through a clinical trial registry and for disclosing clinical trial results to the public through a clinical trial database; renewed requirements for conducting trials to generate information on the use of products in pediatric patients; new requirements to pay the FDA a fee to obtain advisory review of certain consumer television advertisements; and new penalties, for example for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug legislation, and the additional proposals, if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we may receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered, and our business may be harmed as a result.

If our generic calcitonin-salmon product is approved under the FDA’s Abbreviated New Drug Approval Authority, our ability to commercialize it will be subject to exclusivity periods provided by law.

Under U.S. law, the FDA awards 180 days of market exclusivity to the first generic manufacturer who challenges the patent of a branded product. However, amendments to the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the “Hatch-Waxman Act”) will affect the future availability of this market exclusivity in many cases. These amendments now require generic applicants to launch their products within certain time frames or risk losing the marketing exclusivity that they had gained through being a first-to-file applicant. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. The amendments to the Hatch-Waxman Act do not apply to the Apotex nasal calcitonin-salmon product, which preceded the adoption of such amendments.

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

Risks Related to our Dependence on Third Parties

We depend on a limited number of customers for a significant percentage of our revenue. These customers may be able to terminate their contracts with us on short notice, with or without cause. Accordingly, the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenue, operating results and cash flows.

A small number of customers account for a significant percentage of our revenue. P&G represented 62% of our revenue in 2007 and 77% of our revenue in 2006. Novo Nordisk represented 18% of our revenue in 2007 and 2% of our revenue in 2006. Merck represented 13% of our revenue in 2006 and 48% of our revenue in 2005. We believe that a small number of customers may continue to account for a significant percentage of our revenue for the foreseeable future. As a result, the termination by one of our significant customers of its relationship with us, combined with our inability to replace the revenue that we anticipated to generate from such relationship, could have a material adverse impact on our revenue, operating results and cash flows. For instance, Merck terminated their agreement with us for PYY(3-36) for the treatment of obesity in March 2006, P&G terminated their Product Development and License Agreement for PTH(1-34) nasal spray for the treatment of osteoporosis with us in November 2007 and, on January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us. Our inability to obtain new collaboration partners for our current Phase 2 programs to replace the revenue we would have expected to generate during 2008 from our relationship with P&G or Merck or new feasibility study partners could have a significant adverse impact on our revenue, operating results and cash flows. If we are unable to obtain a new collaboration partner for PYY(3-36), we may discontinue the trials and terminate our PYY(3-36) clinical program.

We are dependent on our collaborative arrangements and feasibility study agreements with third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we fail to negotiate or maintain successful collaborative arrangements.

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

We entered into collaborative partnerships with Merck in September 2004, Par Pharmaceutical in October 2004 and P&G in January 2006 and a feasibility study agreement with Novo Nordisk in March 2006. The strategic collaboration that we entered into with Merck in September 2004 for PYY(3-36) was terminated in March 2006, the collaboration with P&G was terminated in November 2007 and on January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us. Over the next several years, we will depend on these types of collaboration partnerships and feasibility study agreements for a significant portion of our revenue. The expected future milestone payments and cost reimbursements from collaboration agreements and revenue from feasibility study agreements will provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products. These collaborative agreements can be terminated either by us or by our partners at their discretion upon the satisfaction of certain notice requirements. Our partners may not be precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaboration partners fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no revenue from those products and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

We currently have product liability insurance coverage in the amount of $20.0 million per occurrence and a $20.0 million aggregate limitation, subject to a deductible of $25,000 per occurrence. From time to time, participants in the pharmaceutical industry have experienced difficulty in obtaining product liability insurance coverage for certain products or coverage in the desired amounts or with the desired deductibles. We cannot assure you that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain liabilities or that it will otherwise cover all potential losses.

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

Our revenues and profits from our generic calcitonin-salmon product, if approved, and any other approved products, will decline as our competitors introduce their own generic equivalents.

In October 2004, we entered into a license and supply agreement granting Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon nasal spray. Under the terms of our agreement with Par Pharmaceutical, we will seek to obtain FDA approval of generic calcitonin-salmon nasal spray and manufacture and supply finished product to Par Pharmaceutical, and Par Pharmaceutical will distribute the product in the U.S. Novartis, the supplier of a branded calcitonin-salmon nasal spray, may introduce a generic version through Sandoz US, its wholly-owned subsidiary, and Apotex has filed with the FDA a generic application of nasal calcitonin-salmon with a filing date that has priority over our ANDA. Selling prices of generic drugs typically decline, sometimes both rapidly and dramatically, as additional companies receive approvals for a given product and competition intensifies. To the extent that our collaboration partner and we succeed in being the first to market a generic version of a significant product, our initial sales and profitability following the introduction of such product will be subject to material reduction upon a competitor’s introduction of the equivalent product. In general, our ability to sustain our sales and profitability on any product over time is dependent on both the number of new competitors for such product and the timing of their approvals.

If we have a problem with our manufacturing facilities, we may not be able to market our products or conduct clinical trials.

A substantial portion of our products for both clinical and commercial use is, or will be, manufactured at our facilities in Hauppauge, New York, and in Bothell, Washington. The manufacturing capacity of our

Hauppauge facility is approximately six million product units per year, and the manufacturing capacity of our Bothell facility will be approximately 54 million product units per year. Any problems we experience at either of our manufacturing facilities could cause a delay in our clinical trials or our supply of product to market. Any significant delay or failure to manufacture could jeopardize our performance contracts with collaboration partners, resulting in material penalties to us and jeopardizing the commercial viability of our products.

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

Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborating relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection for or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete or, if developed earlier than our products, may achieve market acceptance which could negatively impact the opportunities for our products regardless of the merits of our technology.

Risks Related to Employee Matters and Managing Growth

If we lose our key personnel, or if we are unable to attract and retain additional personnel, then we may be unable to successfully develop our business.

If we are unable to retain one or more of our corporate officers, including Dr. Steven C. Quay, Chairman of the Board and Chief Executive Officer, Dr. Gordon C. Brandt, President, Bruce R. York, Secretary and Chief Financial Officer, Timothy M. Duffy, Chief Business Officer, and Dr. Henry R. Costantino, Chief Scientific Officer, Delivery, or any of our other key managers or key technical personnel, our business could be seriously harmed. Except for the employment agreements with Dr. Quay, Dr. Brandt, Mr. York, Mr. Duffy, and Dr. Costantino, we generally do not execute employment agreements with members of our management team. Whether or not a member of management has executed an employment agreement, there can be no assurance that we will be able to retain our key managers or key technical personnel or replace any of them if we lose their services for any reason. Although we make a significant effort and allocate substantial resources to recruit candidates to our Bothell, Washington and Hauppauge, New York facilities, competition for competent managers and technical personnel is intense. Failure to retain our key personnel may compromise our ability to negotiate and enter into additional collaborative arrangements, delay our ongoing discovery research efforts, delay pre-clinical or clinical testing of our product candidates, delay the regulatory approval process or prevent us from successfully commercializing our product candidates. In addition, if we have to replace any of these individuals, we may not be able to replace the knowledge that they have about our operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; to provide reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; to provide reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and to provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our rapid growth and entry into new products and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

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

We have never paid cash or stock dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

We have not paid any cash or stock dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends.

The anti-takeover provisions of our stockholder rights plan may entrench management, may delay or prevent beneficial takeover bids by third parties and may prevent or frustrate any stockholder attempt to replace or remove the current management even if the stockholders consider it beneficial to do so.

We have a stockholder rights plan designed to protect our stockholders from coercive or unfair takeover tactics. Under the plan, we declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 17, 2000. Each preferred stock purchase right entitles the holder to purchase from us 1/1000th of a share of Series A Junior Participating Preferred Stock for $50.00. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of our common stock, then each holder of a preferred stock purchase right, other than the acquiring entity and its affiliates, will have the right to receive, upon exercise of the preferred stock purchase right, shares of our common stock or shares in the acquiring entity having a value equal to two times the exercise price of the preferred stock purchase right.

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

Our operating results are subject to significant fluctuations and uncertainties due to a number of factors including, among others:

•	timing and achievement of licensing transactions, including milestones and other performance factors associated with these contracts;

•	time and costs involved in patent prosecution and development of our proprietary position;

•	continued scientific progress and level of expenditures in our research and development programs;

•	cost of manufacturing scale-up and production batches, including vendor-provided activities and costs;

•	time and costs involved in obtaining regulatory approvals;

•	changes in general economic conditions and drug delivery technologies;

•	expiration of existing patents and related revenues; and

•	new products and product enhancements that we or our competitors introduce.

As a result of these factors and other uncertainties, our operating results have fluctuated significantly in recent years, resulting in net losses of approximately $32.2 million in 2005, $26.9 million in 2006 and $52.4 million in 2007.

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

As of December 31, 2007, there were 26,753,430 shares of common stock outstanding. As of December 31, 2007, there were vested outstanding options to purchase 1,849,957 shares of common stock, unvested outstanding options to purchase 562,361 shares of common stock and outstanding warrants to purchase 144,430 shares of common stock. At December 31, 2007, there were 879,942 shares of common stock available for future issuance under our stock compensation plans. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants under our equity compensation plans. The issuance, perception that issuance may occur, or exercise of warrants or options will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following is a summary of our properties and related lease obligations. We do not own any real property. We believe that these facilities are sufficient to support our research and development, operational, manufacturing and administrative needs under our current operating plan.

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

Quarter	High	Low

2006:
First Quarter	$23.14	$13.70
Second Quarter	18.16	12.05
Third Quarter	16.00	11.15
Fourth Quarter	19.98	15.01
2007:
First Quarter	$15.39	$9.50
Second Quarter	14.29	10.66
Third Quarter	17.05	10.69
Fourth Quarter	16.07	3.34
2008:
First Quarter through March 6, 2008	$3.94	$1.91

On February 29, 2008, the closing price of our common stock reported on the Nasdaq Global Market was $2.31 per share.

Holders

As of February 29, 2008, there were approximately 19,100 beneficial holders of record of our common stock.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. In addition, we currently anticipate that we will not pay any cash dividends in the foreseeable future and intend to use retained earnings, if any, for working capital purposes.

Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on the common stock during the period from December 31, 2002 through December 31, 2007, with the cumulative total return on the Nasdaq Stock Market Index (U.S.) and the Nasdaq Pharmaceutical Stocks Index.

Comparison of Cumulative Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Nastech Pharmaceutical Company Inc.	$100.00	$112.40	$141.52	$172.16	$175.79	$36.26
Nasdaq Stock Market Index (U.S.)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
Nasdaq Pharmaceutical Stocks Index	$100.00	$146.59	$156.13	$171.93	$168.29	$176.97

Unregistered Sales of Equity Securities

Warrants.  During the period October 1, 2007 through December 31, 2007, we issued 994,314 shares of common stock to one holder of warrants to purchase 516,384 shares of our common stock (the “Warrants”) upon the exercise of the Warrants. The Warrants had an exercise price of $14.26 per share and were exercised on a cashless basis. The Warrants were originally issued in private offerings pursuant to Section 4(2) of the Securities Act, the holder of the Warrants was an accredited investor, as defined in Rule 501 of the Securities Act, at the time of issuance and exercise of the Warrants, and we had registered the resale of the shares underlying the Warrants under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in our periodic reports. The warrant agreement contained a provision whereby the warrants were exercisable by the warrant holder on a cashless basis for market price if the market price is less than the target price of $11.00, subject to a cap of 1,279,926 shares of our common stock. In accordance with the formula as defined in the warrant agreement, 994,314 shares of our common stock were issued in connection with the exercise of the Warrants.

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

	Years Ended December 31,
Consolidated Statements of Operations Data:	2003	2004	2005	2006	2007

REVENUE
License and research fees	$17,635	$1,556	$7,416	$27,265	$17,349
Government grants	—	—	—	488	433
Product revenue	1,805	291	33	737	355

Total revenue	19,440	1,847	7,449	28,490	18,137

OPERATING EXPENSES:
Cost of product revenue	498	258	21	355	100
Research and development(1)	17,097	21,083	30,334	43,244	52,254
Sales and marketing	2,377	1,046	1,326	1,927	2,392
General and administrative	5,679	7,951	9,569	12,281	17,922

Total operating expenses	25,651	30,338	41,250	57,807	72,668

LOSS FROM OPERATIONS	(6,211)	(28,491)	(33,801)	(29,317)	(54,531)
Interest income	227	344	1,990	2,789	3,308
Interest and other expense	(393)	(462)	(352)	(640)	(1,149)
Gain on sale of product	4,236	—	—	—	—

Loss before cumulative effect of change in accounting principle	(2,141)	(28,609)	(32,163)	(27,168)	(52,372)
Cumulative effect of change in accounting principle	—	—	—	291	—

NET LOSS	$(2,141)	$(28,609)	$(32,163)	$(26,877)	$(52,372)

LOSS PER SHARE — BASIC AND DILUTED
Loss before cumulative effect of change in accounting principle	$(0.20)	$(2.21)	$(1.72)	$(1.28)	$(2.10)
Cumulative effect of change in accounting principle	—	—	—	.01	—

Net loss per common share — basic and diluted	$(0.20)	$(2.21)	$(1.72)	$(1.27)	$(2.10)
Shares used in computing net loss per share — basic and diluted	10,751	12,955	18,719	21,218	24,995

Consolidated Balance Sheet Data:	2003	2004(3)	2005(4)	2006	2007(5)

Cash, cash equivalents, restricted cash and short term investments(2)	$25,081	$74,474	$59,909	$50,993	$41,573
Working capital	14,766	58,362	55,198	42,833	31,111
Total assets	31,138	80,775	72,953	73,832	61,616
Notes payable and capital lease obligations	8,737	11,603	5,601	11,683	10,725
Total stockholders’ equity	17,906	58,148	55,567	43,336	39,220

(1)	The 2006 amount includes $4.1 million related to purchased in-process research and development.

(2)	Amount includes restricted cash of approximately $6.3 million at December 31, 2003, $9.0 million at December 31, 2004, $1.0 million at December 31, 2005 and $2.2 million at both December 31, 2006 and 2007.

(3)	During 2004, we received net proceeds of $12.3 million from a public offering of 1,136,364 shares of common stock and warrants to purchase 516,384 shares of common stock, and net proceeds of $52.9 million from a public offering of 4,250,000 shares of common stock.

(4)	During 2005, we received net proceeds of $21.6 million from a public offering of 1,725,000 shares of common stock.

(5)	During 2007, we received net proceeds of approximately $40.9 million from a public offering of 3,250,000 shares of common stock.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company or a subsidiary to obtain additional funding; (ii) the ability of our company or a subsidiary to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company, a subsidiary and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability or our company, a subsidiary and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability or our company, a subsidiary and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in annual or quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the SEC, including those factors discussed under the caption “Risk Factors” in this Report, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2007 as compared to the year ended December 31, 2006, and the year ended December 31, 2006 as compared to the year ended December 31, 2005. It is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Standards” discusses new accounting standards.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006, and the year ended December 31, 2006 as compared to the year ended December 31, 2005.

•	“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.

•	“Contractual Obligations” discusses our contractual obligations as of December 31, 2007.

•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2007.

In addition, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” discusses factors that could affect our financial results, and Item 9A “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2007.

Background

We are a clinical-stage biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based nasal drug delivery technology and our proprietary RNAi technology. Using our nasal drug delivery technology, we create and utilize novel formulation components or excipients that can reversibly open “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood-brain barrier, which function to regulate the transport and passage of molecules across these natural boundaries.

Through our expertise in tight junction biology, we are developing clinical product candidates in multiple therapeutic areas. Our rapid-acting nasal insulin product has entered a Phase 2 clinical trial in patients with type 2 diabetes. Results from the trial are expected in the first quarter of 2008. Previous clinical data suggests that our nasal insulin may improve efficacy and avoid pulmonary side effects associated with the inhalation of insulin.

PYY(3-36), our nasal version of a naturally occurring human hormone, is being studied in a fully enrolled Phase 2 clinical trial involving obese patients and we expect results in the third quarter of 2008. PYY(3-36) is produced naturally by specialized endocrine cells (L-cells) in the gut in proportion to the calorie content of a meal. Research has indicated a role for PYY(3-36) in regulating appetite control and thus its potential relevance in obesity.

PTH(1-34), a fragment of human parathyroid hormone that helps regulate calcium and phosphorus metabolism and may cause bone growth, is a nasal version of the active ingredient that is being marketed as an injectable product by Lilly, under the trade name Forteo®. We had planned a Phase 2B clinical trial to evaluate the effect of nasally delivered PTH(1-34) on bone density in patients with osteoporosis; however, our Phase 2 PTH(1-34) clinical trial is on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Exenatide, marketed by Amylin and Lilly as Byetta®, is a 39 amino acid peptide that stimulates insulin secretion in response to elevated plasma glucose levels. In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of the product, for the treatment of diabetes. Preclinical studies and a Phase 1 clinical trial have been completed by Amylin and additional clinical trials are being considered.

Our generic calcitonin-salmon product is under review at the FDA, and is partnered with Par Pharmaceutical.

Carbetocin, a long-acting analog of oxytocin, is a naturally produced hormone that may benefit autistic patients. We had planned to initiate Phase 2 clinical trials for this program in the first half of 2008; however, this program is currently on hold pending further funding.

We believe our nasal drug delivery technology offers advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the elimination of injection site pain or irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, to develop, manufacture and commercialize some product candidates on our own.

We believe that we are also at the forefront of siRNA therapeutic research and development. Our RNAi therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases. Our lead siRNA product candidate has demonstrated efficacy against multiple influenza strains, including avian flu strains (H5N1) in animals. The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may reduce the potential for development of drug resistance and is a novel approach to therapies against influenza viruses. We believe our lead candidate represents a first-in-class approach to fight influenza and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic. We have formed MDRNA, a wholly-owned subsidiary incorporated under the laws of the State of Delaware, and assigned and/or licensed certain intellectual property to it, as a key first step toward realizing the potential value from our RNAi assets.

We have recently taken steps to restructure certain aspects of our business, including significantly reducing our workforce and reducing certain operating costs. In November 2007, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007. The remaining approximately $0.2 million in employee severance costs will be paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the full implementation of this plan we will have approximately 87 employees. In connection with the second reduction in force, we expect to incur approximately $1.5 million of additional employee severance and related costs, which will be paid in the first half of 2008. We cannot currently estimate the amount of non-cash impairment charges which shall be recorded related to the impairment of long-lived assets, including certain fixed assets and leasehold improvements. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility. Because we have not yet finalized the course of action for implementation of our facilities consolidation plan, assuming such plan is implemented at all, we cannot currently estimate the costs that will be associated with each type of major cost associated with the plan, the total amount to be incurred in connection with the plan, or the charges associated with the plan that will result in future cash expenditures.

Our business model now centers on our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price could suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liability from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

Our goal is to become a leader in both the development and commercialization of innovative, nasal drug delivery products and technologies, as well as in RNAi therapeutics. We will seek to establish strategic collaborations with pharmaceutical and biotechnology companies. This process is currently focused on our internal clinical programs such as insulin, PYY(3-36), PTH(1-34) and carbetocin. We will continue to focus our research and development efforts on product candidates, including peptides, large and small molecules and therapeutic siRNA, where our proprietary technologies may offer clinical advantages, such as improved safety and clinical efficacy or increased patient compliance. We are engaged in a variety of preclinical and clinical research and development efforts. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our RNAi research and development efforts, especially in the pre-clinical area, and have been acquiring and developing an RNAi IP estate and expanding our RNAi pipeline in multiple therapeutic areas. As of February 29, 2008, we had, either through ownership of or access to, through exclusive licenses, 58 patents issued and 583 pending patent applications to protect our proprietary technologies.

As of December 31, 2007, we had an accumulated deficit of $194.9 million, and we expect additional losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales. As a result of our collaborations and other agreements, we recognized revenue of approximately $7.4 million in 2005, $28.5 million in 2006 and $18.1 million in 2007. This revenue related primarily to license and research fees received from Merck and Questcor in 2005, from P&G and Merck in 2006 and from P&G in 2007. We have received an opinion from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Revenue Recognition

Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and the guidance set forth in EITF Issue 01-14, “Income

Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next 12 months is classified as current.

Substantially all of our revenues are generated from research and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for contract research and development services performed, patent-based or product sale royalties, government grants, and product sales. For each separate unit of accounting, we have determined that the delivered item has value to the customer on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and licensing arrangements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront technology license fees for product candidates where we are providing continuing services related to product development are deferred and recognized as revenue over the development period or as we provide the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. The timing and amount of revenue that we recognize from upfront fees for licenses of technology is dependent upon our estimates of filing dates or development costs. Our typical estimated development periods run two to six years, with shorter or longer periods possible. The estimated development periods are based upon structured detailed project plans completed by our project managers, who meet with scientists and collaborative counterparts on a regular basis and schedule the key project activities and resources including headcount, facilities and equipment, budgets and clinical studies. The estimated development periods generally end on projected filing dates with the FDA for marketing approval. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

During 2007, we recognized revenue over the estimated development period for a $10.0 million license fee received in early 2006 from P&G. As noted above, we adjust the period on a prospective basis when changes in circumstances indicate a significant increase or decrease in the estimated development period has occurred. For example, our P&G collaboration agreement was amended in December 2006 and we reviewed the estimated development period at that time. Since additional clinical studies were added to the project plan, the estimated development period was lengthened and the portion of the initial $10.0 million recognized each period as revenue was adjusted on a prospective basis to reflect the longer period.

In the fourth quarter of 2007, our collaboration agreement with P&G was terminated. Accordingly, the estimated development period over which we were recognizing the $10.0 million license fee received in early 2006 ended at that time, and the remaining unrecognized portion, approximately $5.5 million, was fully recognized in the fourth quarter of 2007. Similarly, in the first quarter of 2006, our collaboration agreement with Merck was terminated, and the remaining unrecognized portion of the $5.0 million license fee received in 2004, approximately $3.7 million, was fully recognized in the first quarter of 2006.

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

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for 2005, 2006 and 2007 were not material.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123, (revised 2004) “Share-Based Payment,” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock, based on estimated fair values and supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

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

For example, during 2007, approximately 229,000 options were granted at a weighted average exercise price of $11.40 and weighted average fair value of $6.97 as determined by the Black-Scholes option pricing model. The shares underlying these options represent a total fair market value of approximately $0.9 million based upon the December 31, 2007 fair market value of $3.80. The following table illustrates the effect of changing significant variables on the estimated fair value using the Black-Scholes option pricing model of our options granted during 2007. In each analysis, the remaining variables are held constant:

		Current Estimate of
	- One Year	Expected Term	+ One Year

Effect of a one year change in estimated expected term:
Variable changed
Estimated option life	4.8 years	5.8 years	6.8 years
Variables held constant
Exercise price	$11.40	$11.40	$11.40
Expected dividend yield	0%	0%	0%
Risk free rate	4.5%	4.5%	4.5%
Expected stock volatility	63%	63%	63%
Estimated fair value	$6.40	$6.97	$7.40

Our reported net loss was $52.4 million for the year ended December 31, 2007. If the expected term for the options granted during the year ended December 31, 2007 increased or decreased by one year (all other variables held constant), the impact on our reported net loss would not be material.

		Current Estimate of
	- 10%	Volatility	+ 10%

Effect of a 10% change in estimated volatility:
Variable changed
Expected stock volatility	53%	63%	73%
Variables held constant
Exercise price	$11.40	$11.40	$11.40
Expected dividend yield	0%	0%	0%
Risk free rate	4.5%	4.5%	4.5%
Estimated option life	5.8 years	5.8 years	5.8 years
Estimated fair value	$6.20	$6.97	$7.62

If the expected stock volatility for the options granted during the year ended December 31, 2007 increased or decreased by 10% (all other variables held constant), the impact on our reported net loss would not be material.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years based on the fair value of such stock-based awards on the grant date. We anticipate the expected term and estimated volatility will remain within the ranges listed above in the near term, however, unanticipated business or other conditions may change, which could result in differing future results.

The adoption of SFAS 123R resulted in a cumulative benefit from accounting change of $291,000 as of January 1, 2006, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense for restricted stock awards, rather than recording forfeitures when they occur as previously permitted.

Our total unrecognized compensation cost related to unvested stock options was approximately $3.6 million at December 31, 2007, and we expect to recognize this cost over a weighted average period of approximately 1.5 years. Our total unrecognized compensation cost related to unvested restricted stock awards was approximately $6.8 million at December 31, 2007, and we expect to recognize this cost over a weighted average period of approximately 1.9 years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. A portion of these carryforwards will expire in 2008 and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. These limitations have been considered in determining the deferred tax asset associated with net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We continue to record a valuation allowance for the full amount of deferred tax assets since realization of such tax benefits is not considered to be more likely than not.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1993 and thereafter, since we have net operating loss carryforwards for tax years starting in 1993. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor did we record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first quarter of fiscal 2009. We are in the process of evaluating the impact that adoption of SFAS 157 will have on our future consolidated financial statements.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123R-1”, (“FSP 123R-5”). FSP 123R-5 amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. In September 2006, our board of directors authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring. In accordance with FSP 123R-5, there was no change in the recognition date for the modified options, all holders will be treated in the same manner, and there was no accounting impact and no effect on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are in the process of evaluating the impact that SFAS 141R will have on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the application of SFAS 160 will have on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, which provides that the SEC Staff will continue to accept, under certain circumstances, the use of the simplified method of computing the expected term of “plain vanilla” share options in accordance with SFAS 123R beyond December 31, 2007. Previously under SAB 107, the Staff had indicated that it would not expect the use of the simplified method to continue after December 31, 2007. We expect that the application of SAB 110 will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensuses reached in EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also provides disclosure requirements and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The effect of applying EITF 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. We must adopt EITF 07-1 no later than our first quarter of fiscal 2009. EITF 07-1 will not have an effect on our assets, liabilities, stockholders’ equity, cash flows or net results of operations.

Consolidated Results of Operations

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Years Ended				Years Ended
	December 31,		Change		December 31,		Change
	2006	2007	$	%	2005	2006	$	%

Revenue
License and research fees	$27,265	$17,349	$(9,916)	(36)%	$7,416	$27,265	$19,849	268%
Government grants	488	433	(55)	(11)%	—	488	488
Product revenue	737	355	(382)	(52)%	33	737	704

Total revenue	28,490	18,137	(10,353)	(36)%	7,449	28,490	21,041	282%
Operating expenses
Cost of product revenue	355	100	(255)	(72)%	21	355	334
Research and development	43,244	52,254	9,010	21%	30,334	43,244	12,910	43%
Sales and marketing	1,927	2,392	465	24%	1,326	1,927	601	45%
General and administrative	12,281	17,922	5,641	46%	9,569	12,281	2,712	28%

Total operating expenses	57,807	72,668	14,861	26%	41,250	57,807	16,557	40%
Interest income	2,789	3,308	519	19%	1,990	2,789	799	40%
Interest and other expense	(640)	(1,149)	(509)	80%	(352)	(640)	(288)	82%

Loss before cumulative effect of change in accounting principle	(27,168)	(52,372)	(25,204)	93%	(32,163)	(27,168)	4,995	(16)%
Cumulative effect of change in accounting principle	291	—	(291)	(100)%	—	291	291

Net loss	$(26,877)	$(52,372)	$(25,495)	95%	$(32,163)	$(26,877)	$(5,286)	(16)%

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenue.  Our agreement with P&G was terminated in November 2007, and our agreement with Merck was terminated in March 2006. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Years Ended December 31,
	2006	2007

P&G	77%	62%
QOL	4%	15%
Novo Nordisk	2%	18%
Merck	13%	0%

Total	96%	95%

License and research fees revenue.  Revenue from license and research fees increased in 2007 compared to 2006. Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which had been recorded as deferred revenue and was being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in the second quarter of 2006 was recognized in full as revenue in 2006. In addition, license and research fee revenue recognized in 2006 also included approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck and recognition of other fees received from other collaboration partners over the estimated remaining development periods. In 2007, license and research fee revenue was primarily composed of the recognition of research and development fees related to our collaboration with P&G, including approximately $5.5 million in previously deferred license fees as a result of the termination of our collaboration with P&G, as well as recognition of other revenue from other collaboration agreements. In addition, in June 2007 we received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray. The $2.0 million was recognized in full as revenue in the second quarter of 2007.

Our license and research fees revenue recognized in 2006 was primarily composed of revenue recognized under our collaboration agreement with P&G as discussed above, including the $7.0 million milestone payment, revenue for R&D services performed and a portion of the $10.0 million initial license fee. In addition, we recognized approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.

Government grants revenue.  In 2006, the NIH awarded us two grants to prevent and treat influenza. The first award was made in August 2006 for $0.4 million. The second award was made in September 2006 for $1.9 million over a five year period. Revenue recognized under these grants during 2006 totaled $0.5 million and during 2007 totaled $0.4 million.

Product Revenue.  During fiscal 2006 and 2007, product revenue consisted of sales of our Nascobal® nasal gel and nasal spray. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product revenue from QOL in the future.

Cost of product revenue.  Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue decreased to $0.1 million in 2007 compared to $0.4 million in 2006 due primarily to decreased orders and, accordingly, shipments of Nascobal® products. We produced five production lots of Nascobal® nasal spray in 2007, two of which had not been shipped at year end, and one production lot of scopolamine in 2007, compared to eight production lots of Nascobal® nasal products in 2006.

Research and Development.  R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the year ended December 31, 2007 continued to increase as compared to the 2006 period, due to the following:

•	Personnel-related expenses increased by approximately 21% to $20.5 million in 2007 compared to $17.0 million in 2006 due to an increase in headcount in support of our R&D programs.

•	Non-cash stock-based compensation included in R&D expense increased to $3.0 million in 2007 from $2.1 million in 2006.

•	Facilities and equipment costs increased by approximately 32% to $9.8 million in 2007 compared to $7.4 million in 2006 due to rent and related expenses and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities. Depreciation expense included in R&D in 2007 was $3.3 million, compared with $2.3 million in 2006.

•	In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and our carbetocin nasal spray for patients with ASDs, causing a related increase in R&D expenses. Costs of clinical trials, consulting, outside services and laboratory supplies increased by approximately 57% to $17.6 million in 2007 compared to $11.2 million in 2006 due primarily to our increased efforts related to PYY, insulin, carbetocin and RNAi.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We are developing this IP and technology, causing a related increase in R&D expenses.

The increases in R&D expenses discussed above were partially offset by the decrease related to purchased in-process R&D (IPR&D). In February 2006 we acquired RNAi IP and other RNAi technologies from Galenea, including patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. In connection with this transaction, in the first quarter of 2006, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. We did not incur any purchased IPR&D during 2007.

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Years Ended December 31,
	2006(2)	2007

RNAi and TNF-α	20%	17%
Influenza	8%	7%

Subtotal	28%	24%

PTH(1-34)	31%	11%
PYY(3-36)	6%	22%
Insulin	11%	11%
Carbetocin	3%	8%
Calcitonin	5%	3%
Other research and development projects(1)	16%	21%

Total	100%	100%

(1)	Other research and development projects include our tight junction projects, excipient projects, feasibility projects and other projects.

(2)	Excludes purchased IPR&D in the field of RNAi related to influenza from Galenea of approximately $4.1 million in 2006. We believe that presenting R&D expense by project as a percentage of total R&D project expense without the Galenea transaction allows for better comparability between periods given the significance of the amount relative to total R&D project expense.

We expect our R&D expenses to increase in the first quarter of 2008, but then decrease in the foreseeable future as we implement our restructuring and cost containment efforts. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, as the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the clinical trial.

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

Sales and marketing.  Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials, trade shows and advertising. The 24% increase in sales and marketing expense in 2007 compared to 2006 resulted primarily due to a market study performed in the fourth quarter of 2007 in support of our corporate activities. As a percent of revenue, sales and marketing expense increased from 7% in 2006 to 13% in 2007 primarily due to lower license and research fee revenue in 2007. We expect sales and marketing costs, which include business development staff and activities, to remain consistent in the first quarter of 2008, but then decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

General and administrative.  General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 46% increase in general and administrative expenses in 2007 compared to 2006 resulted primarily from the following:

•	Costs of legal and accounting fees, corporate insurance and other administrative costs increased by 69% to approximately $9.1 million in 2007 compared to approximately $5.4 million in 2006. Included in the $9.1 million in 2007 were $4.9 million in legal expenses, compared to $2.4 million in the prior year, $1.3 million in consulting fees, compared to $0.3 million in the prior year, and $0.7 million in accounting fees, compared to $0.5 million in the prior year.

•	Non-cash stock-based compensation expense included in general and administrative expense increased to approximately $2.8 million in 2007 from approximately $2.6 million in 2006.

•	Personnel-related expenses increased by 31% to $4.7 million in 2007 compared to $3.6 million in 2006 due primarily to increased headcount related to administrative activities.

We expect general and administrative expenses to remain consistent in the first quarter of 2008, but then decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

Interest Income.  The following table sets forth information on interest income, average funds invested and average interest rate earned:

	Years Ended December 31,
	2006	2007
	(Dollars in thousands)

Interest income	$2,789	$3,308
Average funds available for investment	57,600	64,300
Average interest rate	4.8%	5.1%

The 19% increase in interest income in 2007 compared to 2006 was primarily due to higher average balances available for investment as well as higher market interest rates earned on our invested funds.

Interest and Other Expense.  We incurred interest expense on our capital leases. The following table sets forth information on interest expense, average borrowings and average interest rate paid:

	Years Ended December 31,
	2006	2007
	(Dollars in thousands)

Interest and other expense	$640	$1,149
Average borrowings under capital leases	6,800	11,500
Average interest rate	9.8%	10.0%

The increase in interest expense in 2007 compared to 2006 was due to an increase in the average borrowings as well as slightly higher average interest rates. During both 2006 and 2007, borrowing rates ranged from 8.3% to 10.6%.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue.  During the year ended December 31, 2005, Merck accounted for approximately 48% of total revenue, Questcor accounted for approximately 27% of total revenue and Par Pharmaceutical accounted for approximately 11% of total revenue. During the year ended December 31, 2006, P&G accounted for approximately 77% of total revenue and Merck accounted for approximately 13% of total revenue.

License and research fees.  Revenue from license and research fees increased in 2006 compared to 2005 due primarily to revenue recognized under our collaboration agreement with P&G as discussed above, including the $7.0 million milestone payment, revenue for R&D services performed and a portion of the $10.0 million initial license fee. In addition, we recognized approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck. The estimated development periods may be revised over time based upon changes in clinical development plans, regulatory requirements or other factors, many of which may be out of our control.

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

Product revenue and cost of product revenue.  The increase in product revenue and cost of product revenue from 2005 to 2006 was a result of increased orders and, accordingly, shipments of Nascobal® products. We produced eight lots of Nascobal® products in 2006, compared to one lot in 2005.

Research and Development.  The 44% increase in R&D expense in 2006 compared to 2005 resulted primarily from the following:

•	In February 2006, we acquired RNAi IP and other RNAi technologies from Galenea, including patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. We also assumed Galenea’s awarded and pending grant applications from NIAID and the Department of Defense to support the development of RNAi-based antiviral drugs. In connection with this transaction, in Q1 2006 we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. We did not incur any purchased IPR&D expenses in the prior year.

•	In November 2006, we acquired a license from the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to Dicer-substrates directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We intend to further develop this IP and technology, which should cause a related increase in R&D expenses.

•	Personnel-related expenses increased by 36% to $17.0 million in 2006 compared to $12.6 million in 2005 due to an increase in headcount in support of our R&D programs.

•	Non-cash stock-based compensation included in R&D expense increased to $2.1 million in 2006 from approximately $0.5 million in 2005 due to the adoption of SFAS 123R on January 1, 2006.

•	Facilities and equipment costs increased by 54% to $7.4 million in 2006 compared to $4.8 million in 2005 due to rent and related expenses on additional space leased at our Bothell, Washington facility and an increase in depreciation of equipment resulting from capital expenditures to acquire needed technical capabilities and to support increased capacity. Depreciation expense included in R&D in 2006 was $2.3 million, compared with $1.5 million in 2005.

•	Costs of clinical trials, consulting, outside services and laboratory supplies increased by 2% to approximately $11.2 million in 2006 compared to approximately $11.0 million in 2005 due primarily to our increased efforts related to PTH(1-34), PYY(3-36), calcitonin and RNAi.

Sales and Marketing.  The 45% increase in sales and marketing expense in 2006 compared to 2005 resulted primarily from increased staffing in support of our collaborative relationships and an increase in non-cash stock-based compensation expense due to the adoption of SFAS 123R on January 1, 2006. Stock-based compensation included in sales and marketing increased from approximately $68,000 in 2005 to $250,000 in 2006. As a percent of revenue, sales and marketing expense declined from 18% in 2005 to 7% in 2006 primarily due to higher license and research fee revenue in 2006.

General and Administrative.  The 28% increase in general and administrative expenses in 2005 compared to 2004 resulted primarily from the following:

•	Costs of legal fees, accounting fees, corporate insurance and other administrative costs increased by 21% to approximately $5.4 million in 2006 compared to approximately $4.5 million in 2005.

•	Non-cash stock-based compensation included in general and administrative expense increased to approximately $2.6 million in 2006 compared to $1.3 million in 2005, primarily due to the adoption of SFAS 123R on January 1, 2006.

•	Personnel-related expenses increased by 10% to $3.6 million in 2006 compared to $3.3 million in 2005 due primarily to increased headcount related to administrative activities.

Interest Income.  The 40% increase in interest income in 2006 compared to 2005 was primarily due to higher market interest rates earned on our invested funds.

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

Liquidity, Capital Resources and Going Concern

Cash Requirements

Our cash requirements consist primarily of the need for working capital, including funding R&D activities, clinical trial expenses and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.

Sources and Uses of Cash

We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities.

In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. As of December 31, 2007, we had approximately $82.8 million remaining on our effective shelf registration statement under the Securities Act of 1933, pursuant to which we may issue common stock. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs.

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007. The remaining approximately $0.2 million in employee severance costs will be paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the full implementation of this plan we will have approximately 87 employees. In connection with the second reduction in force, we expect to incur approximately $1.5 million of additional employee severance and related costs, which will be paid in the first half of 2008. We cannot currently estimate the amount of non-cash impairment charges which shall be recorded related to the impairment of long-lived assets, including certain fixed assets and leasehold improvements. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility. Because we have not yet finalized the course of action for implementation of our facilities consolidation plan, assuming such plan is implemented at all, we cannot currently estimate the costs that will be associated with each type of major cost associated with the plan, the total amount to be incurred in connection with the plan, or the charges associated with the plan that will result in future cash expenditures.

Our business model now centers on our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liability from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

During the fourth quarter of 2007 and continuing in January 2008, we implemented cost containment efforts and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. By the end of the first quarter of 2008, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

Our research and development efforts and collaborative arrangements with our partners enable us to generate contract research revenues, milestone payments, license fees, royalties and manufactured product sales.

•	Under our collaborative arrangement with P&G, payments included a $7.0 million milestone payment that we received and recognized in full as revenue in 2006 and an initial cash payment of $10.0 million in February 2006. The $10.0 million initial payment was being amortized into revenue over the estimated development period until the collaboration was terminated in November 2007, at which time the unamortized balance of the license payment of approximately $5.5 million was recognized as revenue.

•	Under our collaborative arrangement with Merck for PYY(3-36), we received an initial cash payment of $5.0 million in October 2004. The $5.0 million initial payment was being amortized over the estimated development period until the collaboration was terminated in March 2006, at which time the unamortized balance of the license payment of approximately $3.7 million was recognized as revenue.

•	Under our supply agreement with Questcor, in February 2005 we received and recognized a payment of $2.0 million from Questcor upon FDA approval of an NDA for our Nascobal® nasal spray product. In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. We received $2.0 million from Questcor in October 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. This payment became due and was received and recognized as revenue in the second quarter of 2007.

We used cash of approximately $46.5 million in our operating activities in 2007, compared to approximately $14.8 million in 2006 and approximately $31.3 million in 2005. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $4.7 million in 2007, compared to approximately $0.5 million in 2006, and approximately $2.5 million in 2005. Changes in cash from investing activities are due primarily to changes in restricted cash, purchases of short-term investments net of maturities and purchases of property and equipment. We expect to continue to make significant investments in our R&D infrastructure, including purchases of property and equipment to support our R&D activities. In 2007 and 2006, we pledged some of our cash as collateral for letters of credit and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities provided cash of approximately $41.0 million in 2007, compared to approximately $15.9 million in 2006, and approximately $29.8 million in 2005. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, issuance and repayment of our note payable, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $21.6 million in 2005 and $40.9 million in 2007 through public and private placements of shares of common stock and warrants to purchase shares of common stock. In 2005, we pledged borrowed funds as collateral for borrowings and letters of credit and we reported changes in our restricted cash as financing activities in the consolidated statements of cash flows. In 2005, we repaid all of our borrowings under the note payable.

Liquidity

We had a working capital (current assets less current liabilities) surplus of $31.1 million as of December 31, 2007 and $42.8 million as of December 31, 2006. As of December 31, 2007, we had approximately $41.6 million in cash, cash-equivalents and short-term investments, including $2.2 million in restricted cash. We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $194.9 million as of December 31, 2007 and expect additional losses in the future as we continue our R&D activities. In addition, we have experienced negative cash flows from operations. The further development of our Phase 2 clinical programs will require significant capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. While we continue to implement cost containment efforts, our operating expenses will consume a material amount of our cash resources.

Management is evaluating and implementing plans to address our liquidity needs, including restructuring our operations, facilities consolidations, reducing our workforce, renegotiating existing agreements with vendors, and taking other actions to limit our expenditures. In January 2007, we completed an equity financing transaction raising net proceeds of approximately $40.9 million. However, we will require additional capital to fund our ongoing operations. Our recent history of declining market valuation and volatility in our stock price could make it difficult to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. By the end of 2008, we anticipate that our costs and operating expenses, excluding restructuring-related charges and depreciation and amortization, will allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business plans. The accompanying audited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Contractual Obligations

We have contractual obligations in the form of facility leases, capital leases and purchase obligations. The following summarizes the principal payment component of our contractual obligations at December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)

Facility leases	$26,796	$3,004	$3,108	$3,164	$3,197	$3,303	$11,020
Capital lease obligations	10,725	4,968	4,036	1,414	307	—	—
Purchase obligations	2,275	2,275	—	—	—	—	—

Total	$39,796	$10,247	$7,144	$4,578	$3,504	$3,303	$11,020

The following summarizes interest on our contractual obligations at December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)

Capital lease obligations	$1,366	$869	$387	$99	$11	$—	$—

Total	$1,366	$869	$387	$99	$11	$—	$—

Our table of contractual obligations at December 31, 2007 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 10 to our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and short-term investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of U.S. Government agencies and, prior to October 2005, also invested in high-quality corporate issues (Standard & Poor’s double “AA” rating and higher). Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and short-term investments balances at December 31, 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.4 million to interest income on an annual basis.

Our capital lease obligations bear interest at fixed rates ranging from approximately 8.3% to 10.6%. The table below outlines the minimum cash outflows for payments on capital lease obligations as described in further detail in the Notes to Consolidated Financial Statements.

	2008	2009	2010	2011	Total	Fair Value
	(Dollars in thousands)

Capital lease obligations — principal	$4,968	$4,036	$1,414	$307	$10,725	$10,725
Capital lease obligations — interest	869	387	99	11	1,366	1,317

Total	$5,837	$4,423	$1,513	$318	$12,091	$12,042

ITEM 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:

We have audited the accompanying consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nastech Pharmaceutical Company Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has had recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation for all stock-based awards made to employees and directors effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nastech Pharmaceutical Company Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Seattle, WA
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nastech Pharmaceutical Company Inc.:

We have audited Nastech Pharmaceutical Company Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting, based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nastech Pharmaceutical Company Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, WA
March 17, 2008

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$28,481	$27,704
Restricted cash	2,155	2,155
Short-term investments	20,357	11,714
Accounts receivable	2,798	324
Inventories	2,203	1,084
Prepaid expenses and other current assets	1,564	1,698

Total current assets	57,558	44,679
Inventories, non-current	515	1,605
Property and equipment, net	15,444	15,004
Other assets	315	328

Total assets	$73,832	$61,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$4,216
Accrued payroll and employee benefits	2,652	2,378
Accrued expenses	882	1,331
Capital lease obligations — current portion	4,226	4,968
Deferred revenue — current portion	2,528	675

Total current liabilities	14,725	13,568
Capital lease obligations, net of current portion	7,457	5,757
Deferred revenue, net of current portion	6,138	718
Deferred rent and other liabilities	2,176	2,353

Total liabilities	30,496	22,396

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 shares authorized: 22,117,124 shares issued and outstanding as of December 31, 2006 and 26,753,430 shares issued and outstanding as of December 31, 2007	185,849	234,065
Accumulated deficit	(142,493)	(194,865)
Accumulated other comprehensive income (loss)	(20)	20

Total stockholders’ equity	43,336	39,220

Total liabilities and stockholders’ equity	$73,832	$61,616

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)

Revenue:
License and research fees	$7,416	$27,265	$17,349
Government grants	—	488	433
Product revenue	33	737	355

Total revenue	7,449	28,490	18,137

Operating expenses:
Cost of product revenue	21	355	100
Research and development	30,334	43,244	52,254
Sales and marketing	1,326	1,927	2,392
General and administrative	9,569	12,281	17,922

Total operating expenses	41,250	57,807	72,668

Loss from operations	(33,801)	(29,317)	(54,531)

Other income (expense):
Interest income	1,990	2,789	3,308
Interest and other expense	(352)	(640)	(1,149)

Total other income	1,638	2,149	2,159

Loss before cumulative effect of change in accounting principle	(32,163)	(27,168)	(52,372)
Cumulative effect of change in accounting principle	—	291	—

Net loss	$(32,163)	$(26,877)	$(52,372)

Loss per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.72)	$(1.28)	$(2.10)
Cumulative effect of change in accounting principle	—	0.01	—

Net loss per common share — basic and diluted	$(1.72)	$(1.27)	$(2.10)

Shares used in computing net loss per share — basic and diluted	18,719	21,218	24,995

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock and				Other	Total
	Additional Paid-In Capital		Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)

Balance December 31, 2004	17,895,976	$142,960	$(1,358)	$(83,453)	$(1)	$58,148
Proceeds from the issuance of common shares, net	1,725,000	21,583	—	—	—	21,583
Proceeds from the exercise of options and warrants	743,868	6,205	—	—	—	6,205
Compensation related to restricted stock	385,633	5,436	(3,823)	—	—	1,613
Compensation related to stock options	—	8	279	—	—	287
Net loss	—	—	—	(32,163)	—	(32,163)
Unrealized loss on securities available for sale	—	—	—	—	(106)	(106)

Comprehensive loss	—	—	—	—	—	(32,269)
Balance December 31, 2005	20,750,477	176,192	(4,902)	(115,616)	(107)	55,567
Cumulative effect of change in accounting principle	—	(5,193)	4,902	—	—	(291)
Proceeds from the exercise of options and warrants	1,105,010	9,867	—	—	—	9,867
Compensation related to restricted stock	261,637	2,326	—	—	—	2,326
Compensation related to stock options	—	2,657	—	—	—	2,657
Net loss	—	—	—	(26,877)	—	(26,877)
Unrealized gain on securities available for sale	—	—	—	—	87	87

Comprehensive loss	—	—	—	—	—	(26,790)
Balance December 31, 2006	22,117,124	185,849	—	(142,493)	(20)	43,336
Proceeds from the issuance of common shares, net	3,250,000	40,923	—	—	—	40,923
Proceeds from the exercise of options and warrants	1,114,288	1,046	—	—	—	1,046
Compensation related to restricted stock	272,018	3,520	—	—	—	3,520
Compensation related to stock options and employee stock purchase plan	—	2,727	—	—	—	2,727
Net loss	—	—	—	(52,372)	—	(52,372)
Unrealized gain on securities available for sale	—	—	—	—	40	40

Comprehensive loss	—	—	—	—	—	(52,332)
Balance December 31, 2007	26,753,430	$234,065	$—	$(194,865)	$20	$39,220

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Operating activities:
Net loss	$(32,163)	$(26,877)	$(52,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	287	2,657	2,727
Non-cash compensation related to restricted stock	1,613	2,326	3,520
Depreciation and amortization	1,832	2,903	4,392
Loss on disposition of property and equipment	121	25	56
Cumulative effect of change in accounting principle	—	(291)	—
Changes in assets and liabilities:
Accounts receivable	(189)	(2,609)	2,474
Inventories	(2,676)	15	29
Prepaid expenses and other assets	(865)	70	(147)
Accounts payable	1,292	1,493	(221)
Deferred revenue	(418)	2,827	(7,273)
Accrued expenses and deferred rent and other liabilities	(113)	2,708	352

Net cash used in operating activities	(31,279)	(14,753)	(46,463)

Investing activities:
Change in restricted cash	—	(1,157)	—
Purchases of investments	(122,822)	(67,595)	(33,773)
Sales and maturities of investments	130,251	79,467	42,456
Purchases of property and equipment	(4,966)	(10,199)	(4,008)

Net cash provided by investing activities	2,463	516	4,675

Financing activities:
Change in restricted cash	8,002	—	—
Proceeds from sales of common shares and warrants, net	21,583	—	40,923
Payments on notes payable	(8,352)	—	—
Borrowings under capital lease obligations	4,273	9,288	3,802
Payments on capital lease obligations	(1,923)	(3,206)	(4,760)
Proceeds from exercise of stock options and warrants	6,205	9,867	1,046

Net cash provided by financing activities	29,788	15,949	41,011

Net increase (decrease) in cash and cash equivalents	972	1,712	(777)
Cash and cash equivalents — beginning of year	25,797	26,769	28,481

Cash and cash equivalents — end of year	$26,769	$28,481	$27,704

Supplemental disclosure:
Cash paid for interest	$367	$677	$1,145

See notes to consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2007

Note 1 —	Business, Going Concern and Summary of Significant Accounting Policies

Business

We are a clinical-stage biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary molecular biology-based nasal drug delivery technology and our proprietary ribonucleic acid interference (“RNAi”) technology. Using our nasal drug delivery technology, we create and utilize novel formulation components or excipients that are designed to reversibly open the “tight junctions” between cells in various tissues and thereby deliver therapeutic drugs to the blood stream. Tight junctions are cell-to-cell connections in various tissues of the body, including the epithelial layer of the nasal mucosa, the gastrointestinal tract and the blood-brain barrier, which function to regulate the transport and passage of molecules across these natural boundaries.

Through our expertise in tight junction biology, we are developing clinical product candidates in multiple therapeutic areas, including our rapid-acting nasal insulin product, peptide YY(3-36), or PYY(3-36), our nasal version of a naturally occurring human hormone and PTH(1-34), a fragment of human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth.

We believe our nasal drug delivery technology may offer advantages over injectable routes of administration for large molecules, such as peptides and proteins. These advantages may include improved safety, clinical efficacy and increased patient compliance, due to the avoidance of injection site pain or irritation. In addition, we believe our nasal drug delivery technology can potentially offer advantages over oral administration by providing for faster absorption into the bloodstream, and improved effectiveness by avoiding problems relating to gastrointestinal side effects and first-pass liver metabolism. Although some of our product candidates use our expertise outside this area, this technology is the foundation of our nasal drug delivery platform and we use it to develop commercial products with our collaboration partners or, in select cases, to develop, manufacture and commercialize some product candidates on our own.

We believe we are also at the forefront of small interfering RNA, or siRNA, therapeutic research and development. Our RNA interference, or RNAi, therapeutic programs are targeted at both developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, viral respiratory infections and other diseases. As further discussed in Note 4, we have formed MDRNA, Inc. (“MDRNA”), a wholly-owned subsidiary incorporated under the laws of the State of Delaware, as a key first step toward realizing the potential value from our RNAi assets.

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by Procter & Gamble Pharmaceuticals, Inc. (“P&G”) of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007. The remaining approximately $0.2 million in employee severance costs will be paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the full implementation of this plan we will have approximately 87 employees. In connection with the second reduction in force, we expect to incur approximately $1.5 million of additional employee severance and related costs, which will be paid in the first half of 2008. We cannot currently estimate the amount of non-cash impairment charges which shall be recorded related to the impairment of long-lived assets, including certain fixed assets and leasehold improvements. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility. Because we have not yet finalized the course of action for implementation of our facilities consolidation plan, assuming such plan is

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implemented at all, we cannot currently estimate the costs that will be associated with each type of major cost associated with the plan, the total amount to be incurred in connection with the plan, or the charges associated with the plan that will result in future cash expenditures.

Our business model now centers on our Phase 2 clinical programs, continuation of research and development activities focused on MDRNA and our funded partnerships. We will also continue to manufacture Nascobal® under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts, our ability to partner our product candidates, and other factors described in this section, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liability from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, as of December 31, 2007, we had an accumulated deficit of approximately $194.9 million and expect to incur additional losses in the future as we continue our clinical product development. We also have negative cash flows, and customers representing a majority of our 2007 revenue have terminated their contractual agreements with us. We have funded our losses primarily through the sale of common stock in the public markets and private placements and also through revenue provided by our collaboration partners. The continued development of our Phase 2 clinical programs will require significant capital. At December 31, 2007, we had cash, cash equivalents and short term investments of approximately $41.6 million, including approximately $2.2 million in restricted cash. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management is implementing plans to address our liquidity needs, including restructuring our operations, reducing our workforce, facilities consolidations, renegotiating existing agreements with vendors and taking other actions to limit our expenditures.

On January 17, 2007, we raised net proceeds of approximately $40.9 million in a public offering of our common stock, leaving approximately $82.8 million remaining on our effective shelf registration statement. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. However, we may require additional capital to fund our ongoing operations. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. The accompanying audited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc. (“Atossa”), Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA. All inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts — We determine the amount and necessity of recording an allowance for doubtful accounts on an individual account basis based on, among other things, historical experience, creditworthiness of significant customers based upon ongoing credit evaluations and recent economic trends that might impact the level of future credit losses. At December 31, 2006 and 2007, the allowance for doubtful accounts was zero.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories, substantially all of which are raw materials, consisting primarily of bottles, actuators and the calcitonin-salmon active pharmaceutical ingredient for our calcitonin-salmon nasal spray which were acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), are stated at the lower of cost or market (first-in, first-out basis). For a discussion of the status of our collaboration with Par Pharmaceutical, see Note 10: Contractual Agreements — Par Pharmaceutical. Balances on hand in excess of estimated usage within one year are classified as non-current.

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

We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Merck & Co., Inc. (“Merck”) was terminated in March 2006 and our agreement with P&G was terminated in November 2007. In addition, on January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Years Ended December 31,
	2005	2006	2007

P&G	0%	77%	62%
QOL	0%	4%	15%
Novo Nordisk	0%	2%	18%
Questcor Pharmaceuticals, Inc.	27%	0%	0%
Par Pharmaceutical	11%	0%	0%
Merck	48%	13%	0%

Total	86%	96%	95%

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, one customer accounted for approximately 93% of accounts receivable. At December 31, 2007, one customer accounted for approximately 85% of accounts receivable.

Revenue Recognition — Our revenue recognition policies are based on the requirements of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” and the guidance set forth in EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next twelve months is classified as current.

Substantially all of our revenues are generated from research and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for contract research and development services performed, patent-based or product sale royalties, government grants and product sales. For each separate unit of accounting, we have determined that the delivered item has value to the customer on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and licensing agreements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period or as we provide the services required under the agreement. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. The timing and amount of revenue that we recognize from upfront fees for licenses of technology is dependent upon our estimates of filing dates or development costs. Our typical estimated development periods run two to six years, with shorter or longer periods possible. The estimated development periods are based upon structured detailed project plans completed by our project managers, who meet with scientists and collaborative counterparts on a regular basis and schedule the key project activities and resources including headcount, facilities and equipment, budgets and clinical studies. The estimated development periods generally end on projected filing dates with the FDA for marketing approval. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

During 2007, we recognized revenue over the estimated development period for a $10.0 million license fee received in early 2006 from P&G. As noted above, we adjust the period on a prospective basis when changes in circumstances indicate a significant increase or decrease in the estimated development period has occurred. For example, our P&G collaboration agreement was amended in December 2006 and we reviewed the estimated development period at that time. Since additional clinical studies were added to the project plan,

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated development period was lengthened and the portion of the initial $10.0 million recognized each period as revenue was adjusted on a prospective basis to reflect the longer period.

In the fourth quarter of 2007, our collaboration agreement with P&G was terminated. Accordingly, the estimated development period over which we were recognizing the $10.0 million license fee received in early 2006 ended at that time, and the remaining unrecognized portion, approximately $5.5 million, was fully recognized in the fourth quarter of 2007. Similarly, in the first quarter of 2006, our collaboration agreement with Merck was terminated, and the remaining unrecognized portion of the $5.0 million license fee received in 2004, approximately $3.7 million, was fully recognized in the first quarter of 2006.

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

Milestone payments typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. We believe that a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, revenue is recognized in a manner similar to that of an upfront technology license fee.

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statement of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for 2005, 2006 and 2007 were not material.

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

When we acquire intellectual property from others, the purchase price is allocated, as applicable, between In-Process Research and Development (“IPR&D”), other identifiable intangible assets and net tangible assets. Our policy defines IPR&D as the value assigned to those projects for which the related products have not yet reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the acquisition date, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts recorded as IPR&D are charged to R&D expense upon acquisition.

Stock-Based Compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock, based on estimated fair value and supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2005, the SEC issued SAB No. 107 relating to application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

FAS 123R requires us to disclose pro-forma information for periods prior to our January 1, 2006 adoption of the standard. The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 if we had recognized compensation expense for all share-based payments to employees and directors based on their fair values (dollars in thousands, except per share amounts):

Year Ended
December 31, 2005

Net loss, as reported	$(32,163)
Add: stock-based employee compensation under APB 25 included in reported net loss	1,900
Deduct: stock-based employee compensation, determined under fair value method	(6,189)

Proforma net loss	$(36,452)

Loss per share:
Basic and diluted — as reported	$(1.72)
Basic and diluted — proforma	$(1.95)

Upon adoption of SFAS 123R we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

	Years Ended December 31,
	2005	2006	2007

Stock options outstanding under our various stock option plans	2,688,199	2,412,412	2,412,318
Unvested restricted stock	444,322	544,480	610,092
Warrants	1,403,047	660,814	144,430

Total	4,535,568	3,617,706	3,166,840

Operating leases — We lease our facilities under operating leases. Our lease agreements may contain tenant improvement allowances, rent holidays, lease premiums, and lease escalation clauses. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses over the course of the lease term or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expense on a straight-line basis over the terms of the leases in the consolidated statements of operations.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We have identified our federal tax return and our state tax return in New York as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and New York state income tax returns are the tax years ended in 1993 and thereafter, since we have net operating loss carryforwards for tax years starting in 1993. We believe our income tax filing positions

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor did we record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net loss and net unrealized gains or losses on available-for-sale securities and is presented in the accompanying consolidated statement of stockholders’ equity.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss, or net increase in cash and cash equivalents.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first quarter of fiscal 2009. We are in the process of evaluating the impact that adoption of SFAS 157 will have on our future consolidated financial statements.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123R-1”, (“FSP 123R-5”). FSP 123R-5 amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. In September 2006, our board of directors authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring. In accordance with FSP 123R-5, there was no change in the recognition date for the modified options, all holders will be treated in the same manner, and there was no accounting impact and no effect on our consolidated financial position or results of operations.

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

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are in the process of evaluating the impact that SFAS 141R will have on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the application of SFAS 160 will have on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, which provides that the SEC Staff will continue to accept, under certain circumstances, the use of the simplified method of computing the expected term of “plain vanilla” share options in accordance with SFAS 123R beyond December 31, 2007. Previously under SAB 107, the Staff had indicated that it would not expect the use of the simplified method to continue after December 31, 2007. We expect that the application of SAB 110 will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensuses reached in EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also provides disclosure requirements and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The effect of applying EITF 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. We must adopt EITF 07-1 no later than our first quarter of fiscal 2009. EITF 07-1 will not have an effect on our assets, liabilities, stockholders’ equity, cash flows or net results of operations.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Short-term Investments

Short-term investments are comprised of the following (dollars in thousands):

		Unrealized	Unrealized	Recorded
December 31, 2006	Cost Basis	Gains	Losses	Basis

Type of security:
U.S. Government and Agency Securities	$20,373	$—	$(16)	$20,357

Total	$20,373	$—	$(16)	$20,357

		Unrealized	Unrealized	Recorded
December 31, 2007	Cost Basis	Gains	Losses	Basis

Type of security:
U.S. Government and Agency Securities	$11,697	$17	$—	$11,714

Total	$11,697	$17	$—	$11,714

Unrealized losses have existed for less than 12 months. We do not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence at December 31, 2007. We currently have the financial ability to hold short-term investments with unrealized losses until maturity and not incur any recognized losses.

In addition, at December 31, 2006, gross unrealized losses on cash and cash equivalents were approximately $3,000 and at December 31, 2007 gross unrealized gains on cash and cash equivalents were approximately $3,000.

Note 3 —	Property and Equipment

Property and equipment at December 31, 2006 and 2007 are comprised of the following (in thousands):

	2006	2007

Furniture and fixtures	$1,701	$1,804
Machinery and equipment	10,342	12,371
Computer equipment and software	3,846	5,191
Leasehold improvements	7,492	7,726

	23,381	27,092
Less accumulated depreciation and amortization	7,937	12,088

Net property and equipment	$15,444	$15,004

Assets under capital lease, primarily equipment, totaled approximately $15.4 million and $17.4 million at December 31, 2006 and 2007, respectively, and accumulated amortization of capital leases totaled approximately $3.4 million and $5.4 million at December 31, 2006 and 2007, respectively.

Note 4 —	Establishment of MDRNA

We are engaged in developing therapeutic products based upon RNAi, which has the potential to effectively treat a broad array of diseases by interfering with the expression of targeted disease-associated genes. In order to fully realize the potential value of our RNAi technologies, on December 12, 2007, we assigned and/or transferred to MDRNA certain intellectual property assets relating to our RNAi therapeutics program in consideration for the issuance to us by MDRNA of 1,839,080 shares of MDRNA Series A Participating Preferred Stock, par value $0.001 per share. The assigned intellectual property consisted

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily of a portfolio of patent applications, as well as licenses to us from the Massachusetts Institute of Technology (“MIT”), the Carnegie Institution of Washington and City of Hope. As a result of these transactions, we own, as of the date of this filing, all of the issued and outstanding equity securities of MDRNA.

All transactions with MDRNA have been accounted for at our historical carrying value and have been eliminated in consolidation.

Note 5 —	Employee Benefit Plan

We have a 401(k) plan for employees meeting eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Our contributions to the plans are discretionary as determined by our board of directors. Effective January 1, 2004, we implemented a matching program to match employee contributions of up to 6% of compensation at 25 cents for each dollar contributed by the employee. Employer contributions were $0.1 million, $0.2 million and $0.2 million in the years ended December 31, 2005, 2006 and 2007, respectively.

Note 6 —	Letter of Credit

At both December 31, 2006 and 2007, we had a letter of credit with our bank, pursuant to which a standby letter of credit in the amount of approximately $2.2 million had been issued to the landlords of our Bothell, Washington facilities.

Note 7 —	Stockholders’ Equity

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. No shares of preferred stock have been designated or issued.

Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

In July 2005, our stockholders approved a change in our capital structure by increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000. There were no changes to the rights, preferences or privileges of our common stock.

Stockholder Rights Plan — In February 2000, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each right entitles the holder, once the right becomes exercisable, to purchase from us 1/1000th of a share of our Series A Junior Participating Preferred Stock, par value $.01 per share. We issued these rights in March 2000 to each stockholder of record on such date, and these rights attach to shares of common stock subsequently issued. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors and could, therefore, have the effect of delaying or preventing someone from taking control of us, even if a change of control were in the best interest of our stockholders.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for 1/1000th of a share of Series A preferred stock. The preferred share purchase rights expire on March 17, 2010, unless we extend the expiration date or in certain limited circumstances, we redeem or exchange such rights prior to such date. Initially, 10,000 Series A Junior Participating Preferred shares were authorized. In January 2007, this was increased to 50,000 shares so that a sufficient number of Series A Junior Participating Preferred shares would be available to the holders of shares of common stock for issuance in satisfaction of such rights, given increases in the number of shares of common stock outstanding.

Shelf Registration Statements — At December 31, 2007, we had one effective shelf registration statement on Form S-3, pursuant to which we may issue common stock, up to an aggregate of $125.0 million. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. A shelf registration statement enables us to raise capital from the offering of securities covered by the shelf registration statement, from time to time and through one or more methods of distribution, subject to market conditions and cash needs. As of February 29, 2008, we had approximately $132.8 million remaining on our effective shelf registration statements.

Common Stock Offerings — In August 2005, we completed the public offering of 1,725,000 shares of our common stock at a public offering price of $13.50 per share pursuant to a shelf registration statement. The offering resulted in gross proceeds of approximately $23.3 million, prior to the deduction of fees and commissions of approximately $1.7 million.

In January 2007, we completed a public offering of 3,250,000 shares of our common stock at a public offering price of $13.00 per share pursuant to our $125.0 million shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million.

Stock Incentive Plans — In 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) under which a total of 600,000 shares were reserved for issuance. In July 2005, stockholders approved amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance under the 2004 Plan to 1,350,000 shares. In June 2006, stockholders approved an additional amendment to increase the number of shares authorized for issuance under the 2004 Plan to 2,350,000 shares. In addition, we maintain a 1990 Stock Option Plan, a 2000 Nonqualified Stock Option Plan and a 2002 Stock Option Plan. Under our 1990, 2000 and 2002 stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide us services. The options to be granted are designated as either incentive stock options or non-incentive stock options by our board of directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2004 Stock Incentive Plan, we are authorized to grant awards of restricted stock, stock appreciation rights and performance shares, in addition to stock options. As of December 31, 2007, no stock appreciation rights or performance shares have been granted. Options granted under the plans generally have terms of ten years from the date of grant, and generally vest over three or four years. We generally issue new shares for option exercises unless treasury shares are available for issuance. We

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had no treasury shares as of December 31, 2007 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

In September 2006, our board of directors authorized a modification to our stock option plans to provide antidilution adjustments for outstanding stock options in the event of an equity restructuring. These modifications were not added in contemplation of an equity restructuring.

At December 31, 2007, options to purchase up to 2,412,318 shares of our common stock were outstanding under our various stock incentive plans, unvested restricted stock awards for an aggregate of 610,092 shares of our common stock were outstanding under our 2004 Plan and 879,942 shares were reserved for future grants or awards under our various stock incentive plans.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Plan, we have issued shares of restricted stock to certain employees and members of our board of directors. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Additional information on restricted shares is as follows:

	Years Ended December 31,
	2005	2006	2007

Unvested restricted shares outstanding, beginning of period	145,620	444,322	544,480
Restricted shares issued	415,253	300,536	366,705
Restricted shares forfeited	(29,620)	(21,988)	(88,698)
Restricted shares vested	(86,931)	(178,390)	(212,395)

Unvested restricted shares outstanding, end of period	444,322	544,480	610,092

Weighted average grant date fair value per share	$13.90	$14.43	$12.89

The 610,092 unvested restricted shares outstanding at December 31, 2007 are scheduled to vest as follows: 269,692 shares in 2008, 232,538 shares in 2009 and 107,862 shares in 2010. In 2005, 2006 and 2007, we recorded stock-based compensation expense related to the amortization of restricted stock grants of approximately $1.6 million, $2.3 million and $3.5 million. The fair value of restricted stock vested in 2005, 2006 and 2007 was approximately $1.1 million, $2.2 million and $2.9 million.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Option activity under the plans was as follows:

	Years Ended December 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,760,752	$11.36	2,688,199	$12.92	2,412,412	$13.18
Granted	703,000	14.59	123,633	13.98	228,773	11.40
Exercised	(660,842)	8.25	(390,887)	11.69	(134,167)	9.59
Expired	(65,846)	15.13	(1,500)	12.65	(90,867)	11.76
Terminated and canceled	(48,865)	9.20	(7,033)	11.05	(3,833)	13.26

Outstanding at end of period	2,688,199	$12.92	2,412,412	$13.18	2,412,318	$13.26

Exercisable at end of period	1,717,240	$11.29	1,778,015	$12.76	1,849,957	$13.23

The following table summarizes additional information on our stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercisable
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 3.86 - $11.60	510,412	4.4	$9.10	393,912	$9.07
$12.30 - $12.94	806,000	4.3	12.94	806,000	12.94
$13.16 - $13.92	223,773	7.3	13.40	135,500	13.56
$14.72 - $15.95	772,133	7.5	14.79	414,545	14.80
$25.00 - $25.00	100,000	4.3	25.00	100,000	25.00

Totals	2,412,318	5.6	$13.26	1,849,957	$13.23

Exerciseable at Dec. 31, 2007	1,849,957	4.8

Determining Fair Value Under SFAS 123R

Valuation and Amortization Method.  We estimate the fair value of stock-based awards on the grant date using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.  The expected life of awards granted represents the period of time that they are expected to be outstanding. We use the simplified method prescribed under SAB 107 to determine the expected life based on the average of the vesting period(s) and the contractual life of the option. Stock options granted during 2005 had vesting periods of one, three or four years and contractual terms of ten years, resulting in expected terms ranging from five to six years. Stock options granted during 2006 and 2007 had vesting periods of one or three years and contractual terms of ten years, resulting in expected terms ranging from 5.5 to 6.0 years. Options vesting over multiple years vest proportionately on each annual anniversary date.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility.  The volatility factor used in the Black-Scholes option valuation model is estimated based solely on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2005	2006	2007

Expected dividend yield	0%	0%	0%
Risk free interest rate	4.1%	4.7%	4.5%
Expected stock volatility	74%	70%	63%
Expected option life	6 years	5.7 years	5.8 years
Weighted average fair value granted	$10.29	$9.05	$6.97

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	2005	2006	2007

Research and development	$519	$2,106	$2,993
Sales and marketing	68	250	413
General and administrative	1,313	2,627	2,841

Total	$1,900	$4,983	$6,247

As of December 31, 2007, we had approximately $3.6 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.5 years. Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $6.8 million at December 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.9 years.

At December 31, 2007, both the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was zero, since all of the options outstanding as of that date had an exercise price greater than the closing market price of $3.80. The intrinsic value of stock options is based on the closing market price of our common stock and is calculated by aggregating the difference between the closing market price and the exercise price of the options. The total intrinsic value of options exercised during 2006 and 2007 was approximately $2.2 million and $0.6 million, respectively, determined as of the date of exercise. The total fair value of options that vested during 2006 and 2007 was approximately $3.9 million and $2.9 million, respectively. The total fair value of options that were cancelled due to forfeiture or expiration during 2006 and 2007 was approximately $65,000 and $829,000, respectively.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, 2006 and 2007, we recorded stock-based compensation expense related to stock options of approximately $0.3 million, $2.7 million and $2.7 million.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). Our initial six-month purchase period started October 1, 2007. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, none of which have been issued as of December 31, 2007. We used FASB Technical Bulletin (FTB) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” in determining the fair value of our ESPP awards, and we estimate the fair value of each award on the date of grant using the Black Scholes option pricing model, using the following assumptions: expected dividend yield of 0%, risk free interest rate of 4.8%, expected stock volatility of 53% and expected term of 0.5 years. Unrecognized stock-based compensation expense related to our ESPP was approximately $40,000 as of December 31, 2007, and is expected to be recognized in the first quarter of 2008.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. In December 2007, warrants for the purchase of 516,384 shares of our common stock with an exercise price of $14.26 were exercised. The warrant agreement contained a provision whereby the warrants were exercisable by the warrant holder on a cashless basis for market price if the market price is less than the target price of $11.00, subject to a cap of 1,279,926 shares of our common stock. In accordance with the formula as set forth in the warrant agreement, we issued 994,314 shares of common stock in connection with the cashless exercise of the warrants. At December 31, 2007, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09 which will expire in September 2008.

Note 8 —	Income Taxes

Our net deferred tax assets as of December 31, 2006 and 2007 are as follows (in thousands):

	Years Ended December 31,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$44,019	$63,320
Federal and state tax credits	5,944	7,649
Depreciation & amortization	2,981	3,523
Deferred revenue	3,033	487
Other	2,112	2,584

Total deferred tax assets	58,089	77,563
Valuation allowance	(58,089)	(77,563)

Net deferred taxes	$—	$—

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased $12.5 million, $10.4 million, and $19.5 million during 2005, 2006 and 2007, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2006 or 2007.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $176.5 million and $33.1 million, respectively, and had available tax credits of approximately $7.6 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2008 and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. These limitations have been considered in determining the deferred tax asset associated with net operating loss carryforwards.

During 2006 and 2007, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $2.2 million and $0.6 million, respectively. The cumulative total of such deductions at December 31, 2007 is approximately $14.0 million. During 2006 and 2007, we reported income tax deductions of approximately $2.5 million and $2.6 million related to restricted stock. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to such stock options and restricted stock will be credited to additional paid-in capital in the period the related tax deductions are realized.

The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of zero is primarily due to the change in the valuation allowance.

Note 9 —	Commitments and Contingencies

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

Rent expense approximated $2.0 million in 2005, $2.8 million in 2006 and $3.5 million in 2007.

We have entered into a capital lease agreement with GE Capital Corporation (the “Lease”), which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we purchase assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $4.3 million in 2005, $9.3 million in 2006 and $3.8 million in 2007. Our annual borrowing limit for 2007 was $5.5 million. Interest rates on capital lease borrowings averaged approximately 9.5% during 2005, 9.8% during 2006 and 10.0% during 2007. Assets leased are pledged as collateral for capital lease borrowings.

The following is a schedule of future annual minimum lease payments under facility operating leases and capital leases as of December 31, 2007 (in thousands):

	Operating	Capital	Total

2008	$3,004	$5,837	$8,841
2009	3,108	4,423	7,531
2010	3,164	1,513	4,677
2011	3,197	318	3,515
2012	3,303	—	3,303
Thereafter	11,020	—	11,020
Less amount representing interest	—	(1,366)	(1,366)

Total	$26,796	$10,725	$37,521

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

Note 10 —	Contractual Agreements

Procter & Gamble (“P&G”) — In January 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis and in December 2006, we entered into the First Amendment to the License Agreement. Under our agreements with P&G we received an initial $10.0 million cash payment, which was recorded as deferred revenue and was being amortized into revenue over the estimated development period, a $7.0 million milestone payment received and recognized in full as revenue in 2006, and $11.9 million and $4.3 million in research and development reimbursements recognized as revenue in 2006 and 2007, respectively. Our agreements with P&G were terminated in November 2007, at which time we reacquired all rights and data associated with the PTH(1-34) program. The unamortized balance of P&G’s $10.0 million initial payment, approximately $5.5 million, was recognized as revenue in the fourth quarter of 2007.

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

RNAi-based therapeutics offer a potentially effective treatment for a future influenza pandemic, which we believe is an urgent global concern. This program complements our current TNF-alpha RNAi program targeting inflammation, since a consequence of influenza infection can be life-threatening respiratory and systemic inflammation.

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

Amylin Pharmaceuticals, Inc.  In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of exenatide for the treatment of diabetes. Preclinical studies of the formulation have been completed in preparation for the initiation of studies in human subjects. Amylin began clinical trials in the third quarter of 2006 and has completed a Phase 1 clinical trial.

Under the terms of the agreement, we will receive both milestone payments and royalties on product sales. If the development program is successful and the development of this product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory and commercialization goals. Royalty rates escalate with the success of this product.

Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities performed under the agreement. Amylin has overall responsibility for the development program, including clinical, non-clinical and regulatory activities and our efforts will focus on drug delivery and chemistry, manufacturing and controls, or CMC, activities. If we enter into a supply agreement with Amylin,

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we may supply commercial product to Amylin and its exenatide collaboration partner, Lilly. However, there can be no assurance that such a supply agreement will be executed.

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

In September 2005, a citizen’s petition was filed with the FDA requesting that the FDA not approve any ANDA as filed prior to additional studies for safety and bioequivalence. We believe this citizen’s petition is an effort to delay the introduction of a generic product in this field. In addition, Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. That action is still pending. We are unable to predict what, if any, effect the Novartis action will have on Apotex’s ability or plans to commence marketing its product.

In the fourth quarter of 2007, we received informal notification from the FDA that our ANDA review is complete and that the citizen’s petition is actively being addressed by the FDA. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine to what degree the citizen’s petition will delay the FDA’s approval of our ANDA, how the Apotex filing priority will be resolved, or when, if at all, our calcitonin product will receive marketing approval from the FDA.

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

Questcor/QOL Medical, LLC — In connection with the 2003 sale of certain assets relating to our Nascobal® brand products, including the Nascobal® (Cyanocobalamin USP) nasal gel and nasal spray, to Questcor, Questcor agreed to make payments of: (i) $2.0 million contingent upon FDA approval of a New Drug Application for the Nascobal® nasal spray product; and (ii) $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. In addition, subject to certain limitations, we are obligated to manufacture and supply, and Questcor is obligated to purchase from us, all of Questcor’s requirements for the Nascobal® nasal gel and the Nascobal® nasal spray. In February 2005, Questcor paid us a milestone fee of $2.0 million upon receipt of FDA approval of the new drug application (“NDA”) for Nascobal® nasal spray.

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements dated June 2003 to QOL. We received $2.0 million from Questcor in October 2005 in consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the five-year life of the QOL agreement. QOL assumed Questcor’s obligation to pay us an additional $2.0 million contingent upon issuance of a U.S. patent for the Nascobal® nasal spray product. This payment became due and was received and recognized as revenue in the second quarter of 2007. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL. We recognized product revenue relating to the supply agreement of approximately $33,000 in 2005, $737,000 in 2006 and $330,000 in 2007.

Under the terms of a supply agreement between the parties, subject to certain limitations, we were obligated to manufacture and supply, and Questcor was obligated to purchase from us, all of Questcor’s requirements for Nascobal® nasal gel and spray.

Alnylam Pharmaceuticals, Inc. — In July 2005, we acquired an exclusive InterfeRxtm license from Alnylam to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under the agreement, Alnylam received an initial license fee from us and is entitled to receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005.

Merck — In September 2004, we entered into an Exclusive Development, Commercialization and License Agreement and a separate Supply Agreement (collectively, the “Merck Agreements”) with Merck, for the global development and commercialization of PYY(3-36) nasal spray, our product for the treatment of obesity. The Merck Agreements provide that Merck would assume primary responsibility for conducting and funding clinical and non-clinical studies and regulatory approval, while we would be responsible for all manufacturing of PYY-related product. Merck would lead and fund commercialization, subject to our exercise of an option to co-promote the product in the U.S. Under the Merck Agreements, we received an initial cash payment of $5.0 million in 2004. The $5.0 million initial payment was being amortized over the estimated development period, and was initially recorded as deferred revenue. The Merck Agreements were terminated in March 2006, at which time we reacquired our rights in the PYY program. The unamortized balance of Merck’s $5.0 million initial payment, approximately $3.7 million, was recognized as revenue in 2006.

Government Grants — In August 2006, the NIH awarded us a grant of approximately $0.4 million to further develop our siRNA therapeutics to prevent and treat influenza. These funds were received and recognized as grant revenue in 2006. In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. In 2006 and 2007, we recognized approximately $0.1 million and $0.4 million in revenue, respectively, related to this grant.

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

Cytyc Corporation — In July 2003, we entered into an agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement. In October 2007, however, Cytyc (now Hologic, Inc., or Hologic) informed us that its decision to terminate the license

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments will be received by us related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

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

Feasibility Agreements — We have entered into various feasibility agreements, which are generally for terms of one year or less, with partners, including Novo Nordisk A/S and other undisclosed partners. On January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us.

Note 11 —	Restructuring

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007. The remaining approximately $0.2 million in employee severance costs will be paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations. Following the full implementation of this plan we will have approximately 87 employees. In connection with the second reduction in force, we expect to incur approximately $1.5 million of additional employee severance and related costs, which will be paid in the first half of 2008. We cannot currently estimate the amount of non-cash impairment charges which shall be recorded related to the impairment of long-lived assets, including certain fixed assets and leasehold improvements. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility. Because we have not yet finalized the course of action for implementation of our facilities consolidation plan, assuming such plan is implemented at all, we cannot currently estimate the costs that will be associated with each type of major cost associated with the plan, the total amount to be incurred in connection with the plan, or the charges associated with the plan that will result in future cash expenditures.

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007

Total revenue	$6,718	$11,411	$5,545	$4,816	$4,992	$4,860	$1,897	$6,388
Operating expenses	(15,386)	(12,564)	(13,943)	(15,914)	(17,218)	(17,888)	(18,864)	(18,698)
Loss before cumulative effect of change in accounting principle	(8,138)	(560)	(7,808)	(10,662)	(11,540)	(12,367)	(16,450)	(12,015)
Cumulative effect of change in accounting principle	291	—	—	—	—	—	—	—
Net loss	(7,847)	(560)	(7,808)	(10,662)	(11,540)	(12,367)	(16,450)	(12,015)
Loss per share — Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(0.39)	$(0.03)	$(0.36)	$(0.50)	$(0.47)	$(0.50)	$(0.66)	$(0.47)
Cumulative effect of change in accounting principle	.01	—	—	—	—	—	—	—
Net loss per share — Basic and Diluted	$(0.38)	$(0.03)	$(0.36)	$(0.50)	$(0.47)	$(0.50)	$(0.66)	$(0.47)

Loss per share is computed independently for each of the periods presented. Therefore the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

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

The independent registered public accounting firm of KPMG LLP has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears on page 54 of this annual report on Form 10-K.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2008.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2008.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 13, 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 17, 2008.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay, M.D., Ph.D.
Steven C. Quay, M.D., Ph.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/s/ Steven C. Quay, M.D., Ph.D. Steven C. Quay, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Bruce R. York Bruce R. York	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Susan B. Bayh Susan B. Bayh	Director

/s/ Dr. Alexander D. Cross Dr. Alexander D. Cross	Director

/s/ Dr. Ian R. Ferrier Dr. Ian R. Ferrier	Director

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director

/s/ Leslie D. Michelson Leslie D. Michelson	Director

/s/ John V. Pollock John V. Pollock	Director

/s/ Gerald T. Stanewick Gerald T. Stanewick	Director

/s/ Bruce R. Thaw Bruce R. Thaw	Director

/s/ Devin N. Wenig Devin N. Wenig	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among Nastech, Atossa Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated September 30, 2002, between Nastech and Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Nastech dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Nastech dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).
3.3	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).
4.1	Investment Agreement, dated as of February 1, 2002, by and between Nastech and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2002, and incorporated herein by reference).
4.2	Rights Agreement, dated February 22, 2000, between Nastech and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between Nastech and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).
4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).
4.5	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).
10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).
10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.6	Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006, and incorporated herein by reference).(1)

Exhibit
No.	Description

10.7	First Amendment to Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).
10.8	Amended and Restated Employment Agreement, dated May 2, 2002, between Nastech and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).
10.9	Employment Agreement dated June 3, 2005 by and between Nastech and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2005, and incorporated herein by reference).
10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005, and incorporated herein by reference).
10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2006, and incorporated herein by reference).
10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006, and incorporated herein by reference).
10.13	Employment Agreement dated December 19, 2007 between Nastech and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2007, and incorporated herein by reference).
10.14	Employment Agreement effective as of September 15, 2006 by and between Nastech and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006, and incorporated herein by reference).
10.15	Employment Agreement effective as of November 1, 2006 by and between Nastech and Dr. Paul H. Johnson (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2006, and incorporated herein by reference).
10.16	Employment Agreement effective as of March 7, 2008 by and between Nastech and Bruce R. York (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).
10.17	Termination and Mutual Release Agreement, dated September 30, 2002, between Nastech and Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).
10.18	Divestiture Agreement, dated January 24, 2003, between Nastech and Pharmacia & Upjohn Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2003, and incorporated herein by reference).
10.19	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).
10.20	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).
10.21	Amendment No. 1 to the Amended and Restated Nastech 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
10.22	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.23	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

Exhibit
No.	Description

10.24	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.25	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).
10.26	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).
10.27	Amendment No. 2 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.28	Amendment No. 3 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
10.29	Amendment No. 4 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).
10.30	Amendment No. 5 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).
10.31	Asset Purchase Agreement dated June 16, 2003, by and between Nastech and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003, and incorporated herein by reference).
10.32	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).
10.33	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).
10.34	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.35	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.36	Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.37	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.38	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.39	License and Supply Agreement by and between Par Pharmaceutical Companies, Inc. and Nastech effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004, and incorporated herein by reference).(1)
10.40	Agreement dated as of September 23, 2005 by and between Nastech and QOL Medical, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006, and incorporated herein by reference).(1)
10.41	Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006, and incorporated herein by reference).(1)

Exhibit
No.	Description

10.42	Supply Agreement by and between Nastech and Procter & Gamble Pharmaceutical, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference).(1)
10.43	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc. (filed as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.(1)
10.44	Development and License Agreement by and between Nastech and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).(1)
10.45	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).
10.46	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).
10.47	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.
10.48	Nastech Pharmaceutical Company Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).
23.1	Consent of KPMG LLP, independent registered public accounting firm.(2)
31.1	Certification of our Chairman of the Board and Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
32.1	Certification of our Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.