Form 10-Q
period 2008-03-31
NASTECH PHARMACEUTICAL CO INC
filed 2008-05-08
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
April 30, 2008	Common stock — $0.006 par value	31,292,996

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	March 31, 2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,704	$15,727
Restricted cash	2,155	2,155
Short-term investments	11,714	6,240
Accounts receivable	324	353
Inventories	1,084	999
Prepaid expenses and other current assets	1,698	2,168

Total current assets	44,679	27,642
Inventories, non-current	1,605	1,605
Property and equipment, net	15,004	13,888
Other assets	328	333

Total assets	$61,616	$43,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,216	$2,795
Accrued payroll and employee benefits	2,378	2,522
Accrued expenses	1,331	1,023
Capital lease obligations — current portion	4,968	4,884
Deferred revenue — current portion	675	537

Total current liabilities	13,568	11,761
Capital lease obligations, net of current portion	5,757	4,581
Deferred revenue, net of current portion	718	618
Other liabilities	2,353	2,384

Total liabilities	22,396	19,344

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 50,000,000 authorized:
26,753,430 shares issued and outstanding as of December 31, 2007 and 26,690,204 issued and outstanding as of March 31, 2008	234,065	235,479
Accumulated deficit	(194,865)	(211,383)
Accumulated other comprehensive income	20	28

Total stockholders’ equity	39,220	24,124

Total liabilities and stockholders’ equity	$61,616	$43,468

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2008
	(In thousands, except per share data)
Revenue
License and research fees	$4,672	$682
Government grants	100	93
Product revenue	220	488

Total revenue	4,992	1,263

Operating expenses:
Cost of product revenue	59	164
Research and development	12,874	10,926
Sales and marketing	581	573
General and administrative	3,704	4,229
Restructuring	—	1,917

Total operating expenses	17,218	17,809

Loss from operations	(12,226)	(16,546)

Other income (expense):
Interest income	957	293
Interest and other expense	(271)	(265)

Total other income	686	28

Net loss	$(11,540)	$(16,518)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.47)	$(0.63)

Shares used in computing net loss per share — basic and diluted	24,549	26,211

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2008

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2007	26,753,430	$234,065	$(194,865)	$20	$39,220
Compensation related to restricted stock, net of cancellations	(63,226)	809	—	—	809
Compensation related to stock options and employee stock purchase plan, net	—	605	—	—	605
Net loss	—	—	(16,518)	—	(16,518)
Unrealized gain on securities available for sale	—	—	—	8	8

Comprehensive loss	—	—	—	—	(16,510)

Balance March 31, 2008	26,690,204	$235,479	$(211,383)	$28	$24,124

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Operating activities:
Net loss	$(11,540)	$(16,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	722	605
Non-cash compensation related to restricted stock	834	809
Depreciation and amortization	1,007	1,149
Loss on retirement of property and equipment	—	4
Changes in assets and liabilities:
Accounts receivable	1,982	(29)
Inventories	(8)	85
Prepaid expenses and other assets	(148)	(475)
Accounts payable	(529)	(1,421)
Deferred revenue	(78)	(238)
Accrued expenses and other liabilities	(1,294)	(133)

Net cash used in operating activities	(9,052)	(16,162)

Investing activities:
Change in restricted cash	5	—
Purchases of property and equipment	(1,714)	(37)
Purchases of investments	(19,525)	(1,016)
Sales and maturities of investments	10,638	6,498

Net cash provided by (used in) investing activities	(10,596)	5,445

Financing activities:
Borrowings under capital lease obligations	1,301	—
Payments on capital lease obligations	(1,119)	(1,260)
Proceeds from exercise of stock options	105	—
Proceeds from the issuance of common shares, net	40,928	—

Net cash provided by (used in) financing activities	41,215	(1,260)

Net increase (decrease) in cash and cash equivalents	21,567	(11,977)
Cash and cash equivalents — beginning of period	28,481	27,704

Cash and cash equivalents — end of period	$50,048	$15,727

Supplemental disclosure:
Cash paid for interest	$270	$265

See notes to condensed consolidated financial statements

NASTECH PHARMACEUTICAL COMPANY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007 (Unaudited)

Note 1 — Going Concern and Summary of Significant Accounting Policies

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, as of March 31, 2008, we had an accumulated deficit of approximately $211.4 million and expect to incur additional losses in the future as we continue our clinical product development. We also have negative cash flows, and customers representing a majority of our 2007 revenue have terminated their contractual agreements with us. We have funded our losses primarily through the sale of common stock in the public markets and private placements and also through revenue provided by our collaboration partners. The continued development of our Phase 2 clinical programs will require significant capital. At March 31, 2008, we had cash, cash equivalents and short term investments of approximately $24.1 million, including approximately $2.2 million in restricted cash. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management is implementing plans to address our liquidity needs, including restructuring our operations, reducing our workforce, facilities consolidations, renegotiating existing agreements with vendors and taking other actions to limit our expenditures.

In January 2007, we raised net proceeds of approximately $40.9 million in a public offering of our common stock, leaving approximately $82.8 million remaining on our effective shelf registration statement. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances. However, we may require additional capital to fund our ongoing operations. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

Principles of Consolidation — The financial statements include the accounts of Nastech Pharmaceutical Company Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA Research, Inc. (formerly MDRNA, Inc.). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include revenue recognition, research and development costs, stock-based compensation, impairment of long-lived assets and income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements — Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at March 31, 2008	Fair value Measurements at March 31, 2008 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$15,727	$15,727	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	6,240	6,240	—	—

Total	$24,122	$24,122	$—	$—

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. We adopted the provisions of EITF 07-03 effective January 1, 2008. The adoption of EITF 07-03 did not have a significant impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB ratified the consensuses reached in EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also provides disclosure requirements and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The effect of applying EITF 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. We must adopt EITF 07-1 no later than our first quarter of fiscal 2009. EITF 07-1 will not have an effect on our assets, liabilities, stockholders’ equity, cash flows or net results of operations.

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

We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Procter & Gamble Pharmaceuticals, Inc. (“P&G”) was terminated in November 2007. In addition, on January 16, 2008, Novo Nordisk A/S (“Novo Nordisk”) terminated their feasibility study agreement with us. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2007	2008
P&G	71%	0%
QOL Medical, LLC (“QOL”)	7%	49%
Novo Nordisk	19%	0%
Undisclosed partner – undisclosed compounds	0%	30%
Undisclosed partner – Factor IX	0%	11%

Total	97%	90%

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

	As of March 31,
	2007	2008
Stock options outstanding under our various stock option plans	2,486	2,958
Unvested restricted stock	598	493
Warrants	661	145

Total	3,745	3,596

Note 5 — Stockholders’ equity and comprehensive loss

Common Stock Offerings — In January 2007, we completed a public offering of 3,250,000 shares of our common stock at an offering price of $13.00 per share pursuant to our $125.0 million effective shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. As of March 31, 2008, we had approximately $132.8 million remaining on our effective shelf registration statements.

On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances.

Comprehensive Loss — Comprehensive loss was $11.5 million and $16.5 million for the three months ended March 31, 2007 and 2008. The only difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.

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

Note 6 — Stock-based compensation

The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended March 31,
	2007	2008
Stock-based compensation:
Research and development	$725	$758
Sales and marketing	117	130
General and administrative	714	526

Total stock-based compensation	$1,556	$1,414

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 91,762 and 66,429 shares of common stock with a per share weighted average fair value of $13.16 and $2.28 in the three month periods ending March 31, 2007 and 2008. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2008	610
Restricted shares granted	67
Restricted shares forfeited	(130)
Restricted shares vested	(54)

Unvested restricted shares outstanding, March 31, 2008	493

Weighted average grant date fair value per share	$11.49

The 493,230 unvested restricted shares outstanding at March 31, 2008 are scheduled to vest as follows: 168,868 shares in 2008, 202,693 shares in 2009, 101,102 shares in 2010 and 20,567 shares in 2011. The fair value of restricted stock vested during the three month periods ended March 31, 2007 and 2008 was approximately $518,000 and $763,000.

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $5.9 million at March 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.9 years.

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the options based on the fair value on the grant date. The following summarizes stock option activity during the three month period ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2007	2,412	$13.26
Options granted	614	2.15
Options exercised	—	—
Options forfeited	(31)	11.72
Options expired	(37)	9.45

Outstanding at March 31, 2008	2,958	$11.02	6.1 years	$121

Exercisable at March 31, 2008	1,852	$13.31	4.4 years	$—

The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2007	2008
Expected dividend yield	0%	0%
Risk free interest rate	4.8%	2.5%
Expected stock volatility	66%	68%
Expected option life	6 years	5.6 years
Weighted average fair value of options granted	$8.36	$1.30

As of March 31, 2008, we had approximately $3.7 million of total unrecognized compensation cost related to unvested stock options granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.2 years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2008 is based on the $2.35 closing market price of our common stock on that date, and is calculated by aggregating the difference between $2.35 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $2.35. The following summarizes stock option activity during the three month periods ended March 31, 2007 and 2008 (in thousands).

	Three months ended March 31,
	2007	2008
Intrinsic value of options exercised	$57	$—
Fair value of options that vested	271	355
Fair value of options cancelled due to forfeiture	—	317
Fair value of options cancelled due to expiration	—	132

At March 31, 2008, options to purchase up to 2,958,363 shares of our common stock were outstanding under our various stock incentive plans, unvested restricted stock awards for an aggregate of 493,230 shares of our common stock were outstanding under our 2004 Plan and 397,123 shares were available for future grants or awards under our various stock incentive plans.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of March 31, 2008 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, none of which have been issued as of March 31, 2008. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Our initial six-month purchase period started October 1, 2007 and ended on March 31, 2008. The amount expensed related to our ESPP in the three months ended March 31, 2008 was $40,265 based on employee contributions and on the following variables: beginning value of $13.74, 15% discount, 4.8% interest, 53% volatility, 0% dividend and a term of six months, resulting in a Black-Scholes valuation per share for the six-month period beginning October 1, 2007 of $4.18. On April 1, 2008, 42,432 shares of common stock were purchased under the ESPP at $2.00 (85% of the market value of $2.35 on March 31, 2008).

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At March 31, 2008, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09 which will expire in September 2008.

Note 7 — Contractual Agreements

Procter & Gamble Pharmaceuticals, Inc. — In January 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis and in December 2006, we entered into the First Amendment to the License Agreement. Under our agreements with P&G, we received an initial $10.0 million cash payment, which was recorded as deferred revenue and was being amortized into revenue over the estimated development period, a $7.0 million milestone payment received and recognized in full as revenue in the second quarter of 2006, and $11.9 million and $4.3 million in research and development reimbursements recognized as revenue in 2006 and 2007, respectively. Our agreements with P&G were terminated in November 2007, at which time we reacquired all rights and data associated with the PTH(1-34) program. The unamortized balance of P&G’s $10.0 million initial payment, approximately $5.5 million, was recognized as revenue in the fourth quarter of 2007.

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

In December 2003, we submitted to the FDA an Abbreviated New Drug Application (“ANDA”) for a calcitonin-salmon nasal spray for the treatment of osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests, including spray characterization, designed to demonstrate the equivalence of our product to the reference listed drug, Miacalcin®. In February 2004, the FDA accepted the submission for our ANDA for the product. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin product is bioequivalent to Miacalcin® , and has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities.

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

Questcor Pharmaceuticals, Inc. (“Questcor”)/QOL— Under the terms of the Questcor Asset Purchase and Supply Agreement, dated June 2003 (the “Questcor Agreements”) that we entered into with Questcor Pharmaceuticals Inc. (“Questcor”), subject to certain limitations, we are obligated to manufacture and supply, and Questcor is obligated to purchase from us, all of Questcor’s requirements for the Nascobal® nasal gel and the Nascobal® nasal spray. In February 2005, Questcor paid us a milestone fee of $2.0 million upon receipt of FDA approval of the new drug application (“NDA”) for Nascobal® nasal spray.

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL. We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL. We recognized product revenue relating to the supply agreement of approximately $0.2 million and $0.5 million in three months ended March 31, 2007 and 2008, respectively.

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

Government Grants — In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. For both the three month periods ended March 31, 2007 and 2008, we recognized approximately $0.1 million in revenue related to this grant.

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

Cytyc Corporation (“Cytyc”) — In July 2003, we entered into a five-year agreement with Cytyc pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement in the near future. In October 2007, however, Cytyc (now Hologic, Inc. or Hologic) informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments may be received by us related to the license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

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

Feasibility Agreements — We have entered into various feasibility agreements, which are generally for terms of one year or less, including Novo Nordisk and other undisclosed partners. On January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us.

Note 8 — Commitments and Contingencies

Leases — We lease space for our manufacturing, research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016 and for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In connection with the terms of the leases of our Bothell, Washington facilities, we provided our landlords with stand-by letters of credit that total approximately $2.2 million.

We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we have purchased assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $1.3 million and zero in the three months ended March 31, 2007 and 2008, respectively. Weighted average interest rates on capital lease borrowings were approximately 9.7% and 10.5%, respectively, for the three months ended March 31, 2007 and 2008.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 9 — Restructuring

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, approximately $0.1 million was paid in first quarter 2008 and the remainder will be paid in the second quarter of 2008.

In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we expect to incur approximately $1.6 million of additional employee severance and related costs, of which approximately $0.6 million was paid in the first quarter 2008 and the remainder of which we expect to pay in the second quarter of 2008. In addition, we also incurred approximately $0.3 million in net clinical trial termination fees related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Given the triggering event as a result of the layoffs announced in the first quarter, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. As of March 31, we have determined that our long lived assets are not impaired. However, we are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

ITEM 2—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company or a subsidiary to obtain additional funding; (ii) the ability of our company or a subsidiary to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company, a subsidiary and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company, a subsidiary and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company, a subsidiary and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K, as may be supplemented or amended by our Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a clinical-stage biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products based on our proprietary ribonucleic acid interference (“RNAi”) technology and our proprietary molecular biology-based nasal drug delivery technology. Our history has been based on nasal delivery; however, our future plans focus on our RNAi programs, and we have proposed that our stockholders approve a name change to “MDRNA, Inc.” at our annual meeting to be held on June 10, 2008.

In connection with our change in focus, we have recently taken steps to restructure certain aspects of our business, including significantly reducing our workforce and reducing certain operating costs. In November 2007, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, approximately $0.1 million was paid in the first quarter of 2008 and the remainder will be paid in the second quarter of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we expect to incur approximately $1.6 million of employee severance and related costs, of which $0.6 million was paid in the first quarter of 2008 and the remainder of which we expect to pay in the second quarter of 2008. In addition, we also incurred approximately $0.3 million in net clinical trial termination fees related to our decision in the first quarter 2008 to place our Phase 2 PTH (1-34) clinical trial on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Given the triggering event as a result of the layoffs announced in the first quarter, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. As of March 31, we have determined that our long lived assets are not impaired. However, we are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Our business model now centers on continuation of research and development activities focused on RNAi, completion and partnering of our Phase 2 clinical programs and our funded partnerships. We will also continue to manufacture Nascobal® spray under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price could suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

Our goal is to become a leader in both the development and commercialization of RNAi therapeutics as well as innovative nasal drug delivery products and technologies. We will seek to establish strategic collaborations with pharmaceutical and biotechnology companies. This process is currently focused on our internal clinical programs such as insulin, PYY(3-36), PTH(1-34) and carbetocin. We will continue to focus our research and development efforts on therapeutic siRNA, especially in the pre-clinical area, and we have been acquiring and developing our RNAi technologies and IP estate, and we will eventually expand our RNAi pipeline to additional therapeutic areas. As of April 25, 2008, we had, either through ownership of or access to, through exclusive licenses, 59 patents issued and 613 pending patent applications to protect our proprietary technologies.

As of March 31, 2008, we had an accumulated deficit of $211.4 million, and we expect additional losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales. As a result of our collaborations and other agreements, we recognized revenue of approximately $5.0 million in the three months ended March 31, 2007 and $1.3 million in the three months ended March 31, 2008. This revenue related primarily to license and research fees received from Procter & Gamble Pharmaceuticals, Inc. (“P&G”), Novo Nordisk A/S (“Novo Nordisk”) and QOL Medical, LLC (“QOL”) in 2007 and from QOL and certain undisclosed feasibility partners in 2008.

On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances. However, we may require additional capital to fund our ongoing operations. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. We received an opinion for the year ended December 31, 2007 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

RNAi Programs

We believe that we are at the forefront of small interfering RNA (“siRNA”) research and development. Our RNAi programs are targeted at developing and delivering novel therapeutics using siRNA to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, viral respiratory infections, cancer and other diseases. Our lead siRNA program has demonstrated efficacy in animals against multiple influenza strains, including avian flu strains (H5N1). The development of siRNA targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may provide one solution to the influenza virus’s ability to develop drug resistance. We believe our lead candidate represents a viable approach to fighting influenza and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic. We formed MDRNA Research, Inc., formerly MDRNA, Inc. (“MDRNA”), a wholly-owned subsidiary incorporated under the laws of the State of Delaware, and assigned and/or licensed certain intellectual property to it, as a key first step toward realizing the potential value from our RNAi assets.

Nasal Delivery Programs

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

Through our expertise in tight junction biology, we are developing clinical product candidates in multiple therapeutic areas. Our rapid-acting nasal insulin product has entered a Phase 2 clinical trial in patients with type 2 diabetes. Results from the trial will be presented at the American Diabetes Association meeting in June 2008. Previous clinical data suggests that our nasal insulin may improve efficacy and avoid pulmonary side effects associated with the inhalation of insulin.

Peptide YY(3-36), or PYY (3-36),our nasal version of a naturally occurring human hormone, is being studied in a fully enrolled Phase 2 clinical trial involving obese patients and we expect results in the third quarter of 2008. PYY(3-36) is produced naturally by specialized endocrine cells (L-cells) in the gut in proportion to the calorie content of a meal. Research has indicated a role for PYY(3-36) in regulating appetite control and thus its potential relevance in obesity.

PTH(1-34), a fragment of human parathyroid hormone that helps regulate calcium and phosphorus metabolism and may cause bone growth, is a nasal version of the active ingredient that is being marketed as an injectable product by Eli Lilly & Company (“Lilly”), under the trade name Forteo®. We had planned a Phase 2B clinical trial to evaluate the effect of nasally delivered PTH(1-34) on bone density in patients with osteoporosis; however, our Phase 2 PTH(1-34) clinical trial is on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Exenatide, marketed by Amylin Pharmaceuticals, Inc. (“Amylin”) and Lilly as Byetta®, stimulates insulin secretion in response to elevated plasma glucose levels. In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of the product, for the treatment of diabetes. Preclinical studies and a Phase 1 clinical trial have been completed by Amylin and additional clinical trials are being evaluated.

Our generic calcitonin-salmon product is under review at the U.S. Food and Drug Administration (“FDA”), and is partnered with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”).

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

CLINICAL — STAGE PRODUCT CANDIDATES

The following table summarizes the status of our clinical-stage product candidates at April 25, 2008.

Initial Indication	Product	Clinical Status	Next Steps	Marketing Rights
Diabetes	Insulin	Phase 2 efficacy study ongoing	Partnering	Nastech

Obesity	PYY(3-36)	Phase 2 weight loss clinical trial ongoing	Partnering	Nastech

Osteoporosis	PTH(1-34) (Peptide)	Phase 2B clinical trial pending funding /partnering	Partnering	Nastech

Diabetes	Exenatide	Phase 1 clinical trial completed	To be determined by Amylin	Amylin

Osteoporosis	Calcitonin-salmon (Peptide)	ANDA review complete except for Citizen’s Petition	FDA review of Citizen’s Petition ongoing	Par Pharmaceutical (U.S.) Nastech (rest of world)

Autism	Carbetocin	Phase 2 clinical trial pending funding/partnering	On hold	Nastech

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

Proteins and peptides such as insulin are typically delivered by injection because they cannot be delivered orally without being degraded in the stomach. Nasal administration of insulin could present a patient friendly alternative to the multiple daily injections required to control diabetes. We believe, although there can be no assurance, that a rapid-acting insulin delivered via the nasal route could offer diabetics a new option for prandial, or meal-time, insulin. A rapidly acting nasal insulin may have a unique value proposition compared with other insulin formulations on the market, especially in type 2 patients who have adequate insulin reserves but a slow post-meal insulin response. Moreover, a nasal formulation of insulin may allow the ability to adjust the insulin dose during a meal. Finally, a nasal dosage form of insulin may avoid the pulmonary side effects associated with inhalation of insulin while potentially broadening the applicable patient populations, increasing patient compliance and improving disease management.

After completion of two Phase 1 clinical trials in Europe, in September 2007, we initiated a Phase 2 clinical trial in Europe evaluating our rapid-acting insulin nasal spray in patients with type 2 diabetes who are on oral antidiabetic medicines or insulin therapy. The clinical trial is a randomized, two-way crossover study evaluating a formulation of insulin nasal spray as compared to NovoLog® insulin aspart (rDNA origin), an approved, rapid-acting injectable insulin, on post-meal glycemic control. The Phase 2 clinical trial design will evaluate an optimized dose of our insulin nasal spray compared to an optimized dose of NovoLog® and a placebo. Following a standardized meal, glucose levels will be measured at specific time points with the objective of achieving glycemic control without hypoglycemia. In the fourth quarter of 2007, five evaluable patients were enrolled. Mean post prandial glucose data indicate that insulin nasal spray results in better glycemic control than Novolog®, and that both insulin products result in better post prandial glycemic control than placebo. The mean post prandial glucose increase and AUC 0-240 for placebo, NovoLog®, and IN insulin were 116 mg/dL and 11760 min*mg/dL, 75 mg/dL and 7320 min*mg/dL, and 53 mg/dL and 5451 min*mg/dL, respectively. These results demonstrate that NovoLog® reduced the mean glucose Cmax and AUC by 35% and 38% respectively from placebo, whereas IN insulin provided a 54% and 54% reduction respectively.

In February 2008, we announced that a U.S. IND had been filed, and that we intend to expand this study to a second site in the U.S. Both the European and U.S. clinical trials are now complete. We expect to present data from these two studies at the American Diabetes Association meeting in June 2008.

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

Peptide YY(“PYY”), a high-affinity Y2 receptor agonist, may represent a new approach to the treatment of obesity. This hormone is naturally produced in the gut by specialized endocrine cells in proportion to the caloric content of a meal and is believed to reduce food intake by modulating appetite responses in the hypothalamus. Results from a clinical trial conducted by Dr. Stephen R. Bloom and colleagues published in The New England Journal of Medicine (September 4, 2003, Volume 349, Number 10, Pages 941-948) found that obese subjects had lower levels of pre-meal PYY than non-obese subjects, that obese subjects produced less PYY in response to eating, and that when PYY was administered before a meal, obese subjects ate approximately 30% fewer calories. Taken together, these findings suggest that PYY deficiency may contribute to the pathogenesis of obesity and that PYY supplementation may have therapeutic benefit. In the study, there was also a 16.5% calorie reduction in obese subjects for the 24-hour period following a single intravenous injection of PYY, based on diary recorded food intake. We have developed a proprietary nasal formulation of PYY and have filed patent applications worldwide. This includes 11 of our own and seven in-licensed U.S. applications, and 59 of our own and 28 in-licensed foreign applications.

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

To date, we and Merck and Co, Inc. (“Merck”), our former collaboration partner, have completed four Phase 1 trials and three Phase 2 trials of PYY(3-36) nasal spray. A fourth Phase 2 trial is ongoing. These trials have enrolled over 750 subjects and administered over 100,000 nasal doses. Results from the completed Phase 1 and 2 clinical trials indicate the investigational product is well-tolerated and shows potential evidence of reducing caloric intake, moderating appetite and promoting weight loss in human subjects.

On October 1, 2007, we announced the start of an additional Phase 2 clinical trial evaluating our PYY(3-36) nasal spray in obese patients. As of December 31, 2007, 551 obese patients had been enrolled in a six-month, randomized, placebo-controlled clinical trial. The Phase 2 clinical trial design will evaluate three different doses of our PYY(3-36) nasal spray compared to placebo and sibutramine (Meridia®), a commercially available oral weight loss drug, with the primary endpoint being weight loss. Patients in the nasal treatment arms will take PYY(3-36) nasal spray or nasal spray placebo three times daily prior to a meal over the 24-week period. The clinical trial design will enable patients to undergo an initial dose optimization period to establish an optimal dose to continue over the duration of the trial. Although the primary endpoint is weight loss, the clinical trial will also evaluate other effects including comparing the proportion of patients who lose at least 5% or 10% of their baseline body weight as well as the effect on metabolic syndrome, lipids, glucose, insulin and hemoglobin A1c (HbA1c) levels. Lowering HbA1c levels may delay or prevent problems associated with diabetes such as damage to the eyes, kidneys and nerves. All patients are expected to complete the clinical trial in the early third quarter of 2008, with initial data available in the third quarter of 2008. Given the substantial costs associated with this ongoing clinical trial, we intend to seek a new commercial partnership for PYY(3-36). If we are unable to obtain a new collaboration partner for PYY(3-36), we may discontinue the trials and terminate our PYY(3-36) clinical program.

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

Parathyroid hormone (1-34), or PTH(1-34), a part of the naturally occurring human parathyroid hormone that helps regulate calcium and phosphorus metabolism and causes bone growth, is the same active ingredient that is being marketed as an injectible product by Lilly under the trade name Forteo®. We have developed a proprietary nasal formulation of PTH(1-34) and, as of April 25, 2008, we have one issued patent, 15 pending U.S. patent applications, nine foreign patent applications and two Patent Cooperation Treaty, or PCT, Applications. Based on our market research, we view a non-invasive, nasally delivered alternative to Forteo® as a significant market opportunity.

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

During the time that P&G was leading clinical development of PTH(1-34), two clinical trials were conducted. The first was a Phase 1 PK study in elderly men and women, and the second was a Phase 2A dose-finding study to identify the equivalent dose of nasal PTH(1-34) compared with Forteo® . The results of this study demonstrate a dose-dependent response of nasal PTH(1-34) for the biochemical marker of bone formation, P1NP. On the basis of this study, a dose equivalent to Forteo® can be predicted. Plans to initiate a Phase 2B clinical trial to test the predicted Forteo®-equivalent nasal dose using the FDA-identified endpoint of bone mineral density, or BMD, were placed on hold pending further funding or partnering.

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

PRECLINICAL-STAGE PRODUCT CANDIDATES

The following table summarizes the status of our pre-clinical product candidates at April 25, 2008.

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

Pre-clinical Development Status. We have developed and tested small interfering RNAs specific for conserved regions of influenza viral genes. These siRNAs target multiple influenza strains and show high activity with a slower rate of developing drug resistance than currently-marketed antiviral therapeutics. Direct-to-lung administration of candidate siRNAs has exhibited significant reduction of seasonal and pathogenic virus production in animal models. Development of broad spectrum siRNAs and delivery formulations suitable for human use may provide an effective new therapeutic approach for pandemic and seasonal flu.

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

Pre-clinical Development Status. We have screened numerous siRNA candidates targeting human TNF-alpha in cells derived from normal human donors. siRNAs that showed the highest potency were optimized for chemical stability and favorable pharmacological and safety properties. In collaboration with the Mayo Clinic, knock-down of TNF-alpha was verified in cells from patients with active rheumatoid arthritis. Additional pre-clinical activities are continuing.

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

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL. We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. Pursuant to the terms of our agreement with Questcor, we will continue to prosecute the pending U.S. patents for the Nascobal® nasal spray product on behalf of QOL. We recognized product revenue relating to the supply agreement of approximately $0.2 million and $0.5 million in three months ended March 31, 2007 and 2008, respectively.

Cytyc Corporation. In July 2003, we entered into a five-year agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. We had the potential to receive additional milestone payments and royalties based on certain conditions; however, in February 2007, Cytyc notified us that it intended to terminate the license agreement. In October 2007, Cytyc (now Hologic, Inc., or Hologic) informed us that its decision to terminate the license agreement had been delayed. At this time, we are not able to determine whether such termination will occur, or whether any future payments will be received by us related to this license agreement. We will evaluate further commercial prospects for this device if such rights are returned.

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

City of Hope. In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. We obtained exclusive rights to five undisclosed targets selected by us, as well as broad non-exclusive rights to siRNAs directed against all mammalian targets subject to certain City of Hope limitations that will have no impact on our programs. We believe this IP and technology could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities. The slightly larger Dicer substrates provide attachment points for delivery-enabling molecules, thereby potentially enhancing the overall efficacy of an RNAi-based therapeutic product.

Government Grants — In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. For both the three months ended March 31, 2007 and 2008, we recognized approximately $0.1 million in revenue related to this grant.

Cash Position, Going Concern and Recent Financings

As of March 31, 2008, we had approximately $24.1 million in cash, cash equivalents and investments, including approximately $2.2 million in restricted cash. As of March 31, 2008, we had an accumulated deficit of $211.4 million and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us.

In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. As of March 31, 2008, we had approximately $132.8 million remaining on our effective shelf registration statements under the Securities Act of 1933, pursuant to which we may issue common stock.

On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances.

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

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for the three months ended March 31, 2007 and 2008 were not material.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share Based Payment”, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

For example, during the three months ended March 31, 2008, approximately 614,000 options were granted at a weighted average exercise price of $2.15 and weighted average fair value of $1.30 as determined by the Black-Scholes option pricing model. These options represent a total fair market value of approximately $1.4 million based upon the March 31, 2008 fair market value of $2.35. The following table illustrates the effect of changing significant variables on the estimated fair value using the Black-Scholes option pricing model of our options granted during the three months ended March 31, 2008. In each analysis, the remaining variables are held constant:

	- one year	Current estimate of expected term	+ one year
Effect of a one year change in estimated expected term:
Variable changed
Estimated option life	4.6 years	5.6 years	6.6 years
Variables held constant
Exercise price	$2.15	$2.15	$2.15
Expected dividend yield	0%	0%	0%
Risk free rate	2.5%	2.5%	2.5%
Expected stock volatility	68%	68%	68%
Estimated fair value	$1.21	$1.30	$1.39

Our reported net loss was $16.5 million for the three months ended March 31, 2008. If the expected term for the options granted during the three months ended March 31, 2008 increased or decreased by one year (all other variables held constant), the impact on our reported net loss would not have been material.

	- 10%	Current estimate of volatility	+ 10%
Effect of a 10% change in estimated volatility:
Variable changed
Expected stock volatility	58%	68%	78%
Variables held constant
Exercise price	$2.15	$2.15	$2.15
Expected dividend yield	0%	0%	0%
Risk free rate	2.5%	2.5%	2.5%
Estimated option life	5.6 years	5.6 years	5.6 years
Estimated fair value	$1.16	$1.30	$1.44

If expected stock volatility for the options granted during the three months ended March 31, 2008 increased or decreased by 10% (all other variables held constant) the impact on our reported net loss would not have been material.

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

Recently Issued Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at March 31, 2008	Fair value Measurements at March 31, 2008 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$15,727	$15,727	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	6,240	6,240	—	—

Total	$24,122	$24,122	$—	$—

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. We adopted the provisions of EITF 07-03 effective January 1, 2008. The adoption of EITF 07-03 did not have a significant impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB ratified the consensuses reached in EITF Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also provides disclosure requirements and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The effect of applying EITF 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. We must adopt EITF 07-1 no later than our first quarter of fiscal 2009. EITF 07-1 will not have an effect on our assets, liabilities, stockholders’ equity, cash flows or net results of operations.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended March 31,		Change
	2007	2008	$	%
Revenue
License and research fees	$4,672	$682	$(3,990)	(85)%
Government grants	100	93	(7)	(7)%
Product revenue	220	488	268	122%

Total revenue	4,992	1,263	(3,729)	(75)%

Operating expenses
Cost of product revenue	59	164	105	178%
Research and development	12,874	10,926	(1,948)	(15)%
Sales and marketing	581	573	(8)	(1)%
General and administrative	3,704	4,229	525	14%
Restructuring	—	1,917	1,917

Total operating expenses	17,218	17,809	591	3%
Interest income	957	293	(664)	(69)%
Interest and other expense	(271)	(265)	6	(2)%

Net loss	$(11,540)	$(16,518)	$(4,978)	43%

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2008

Revenue. Our agreement with P&G was terminated in November 2007. We had sales to certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2007	2008
P&G	71%	0%
QOL	7%	49%
Novo Nordisk	19%	0%
Undisclosed partner – undisclosed compounds	0%	30%
Undisclosed partner – Factor IX	0%	11%

Total	97%	90%

License and research fees revenue. Revenue from license and research fees decreased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which had been recorded as deferred revenue and was being amortized into revenue over the estimated development period. In the three months ended March 31, 2007, license and research fee revenue was primarily composed of the recognition of current period research and development fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. Our agreement with P&G was terminated in November 2007. In addition, on January 16, 2008, Novo Nordisk A/S terminated their feasibility study agreement with us. In the three months ended March 31, 2008, license and research fee revenue was primarily related to recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners.

Government grants revenue. The NIH awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended March 31, 2007 and 2008.

Product Revenue. During the three months ended March 31, 2007 and 2008, product revenue consisted of sales of our Nascobal® brand products. Product revenue increased to $0.5 million in the three months ended March 31, 2008 compared to $0.2 million in the three months ended March 31, 2007 due to increased product demand. Since the sale of the assets relating to our Nascobal® brand products to Questcor in June 2003, we have earned product revenue under the supply agreement. The Questcor Agreements were subsequently assigned to QOL in October 2005. We expect to continue to receive product revenue from QOL in the future.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue increased to $164,000 in the three months ended March 31, 2008 compared to $59,000 in the three months ended March 31, 2007. We produced four production lots of Nascobal® nasal spray in the first three months of 2008, compared to two lots under the supply agreement with QOL in the first three months of 2007. We experienced certain inefficiencies related to the restructuring, and we expect that cost of product revenue will track more consistently to product revenue in the future.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the three months ended March 31, 2008 decreased as compared to the 2007 period, due to the following:

•

Personnel-related expenses decreased by 31% to $3.6 million in the three months ended March 31, 2008 compared to $5.2 million in the three months ended March 31, 2007 due to a decrease in headcount in support of our R&D programs as a result of our restructuring and cost containment efforts.

•

Facilities and equipment costs decreased by 8% to $2.2 million in the three months ended March 31, 2008 compared to $2.4 million in the three months ended March 31, 2007 due to lower rent and related expenses allocated on a headcount basis. Depreciation expense included in R&D in the three month periods ended March 31, 2008 was $0.9 million, compared with $0.7 million in the three months ended March 31, 2007.

•	Non-cash stock-based compensation included in R&D expense was $0.7 million for both the three months ended March 31, 2008 and 2007.

•

In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and our carbetocin nasal spray for patients with ASDs, causing a related increase in 2007 R&D expenses. We discontinued our PTH(1-34) clinical trial in the first quarter of 2008. Costs of clinical trials, consulting, outside services and laboratory supplies increased by 3% to approximately $4.1 million in the three months ended March 31, 2008 compared to approximately $4.0 million in the three months ended March 31, 2007. Increased expenses related to pre-clinical and clinical programs for PYY(3-36), carbetocin, insulin and RNAi were offset by the decreased expenses related to PTH(1-34).

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended March 31,
	2007	2008
RNAi and TNF-a	14%	25%
Virology/Influenza	7%	6%

Subtotal	21%	31%

PTH(1-34)	32%	17%
PYY(3-36)	8%	27%
Insulin	11%	6%
Carbetocin	6%	2%
Calcitonin	3%	1%
Other research and development projects(1)	19%	16%

Total	100%	100%

(1)	Other research and development projects include our tight junction projects, excipient projects, feasibility projects and other projects.

We expect our R&D expenses to continue to decrease in the foreseeable future as we implement our restructuring and cost containment efforts. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, as the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the number and complexity of safety and efficacy parameters monitored during the study.

With the exception of our Nascobal® spray, none of our current product candidates utilizing our nasal drug delivery technology has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaboration partners’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner. We cannot forecast with a high degree of certainty how such collaboration arrangements will affect our development spending or capital requirements.

As a result of the uncertainties discussed above, we are often unable to determine the duration and completion costs of our R&D projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials and trade shows. The 1% decrease in sales and marketing expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from decreased staffing as a result of our restructuring program and cost containment efforts. We expect sales and marketing costs, which include business development staff and activities, to continue to decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 14% increase in general and administrative expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from the following:

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 112% to approximately $1.7 million in the three months ended March 31, 2008 compared to approximately $0.8 million in the three months ended March 31, 2007, due primarily to increased legal fees in support of our IP patent estate.

•

Personnel-related expenses decreased by 15% to $1.1 million in the three months ended March 31, 2008 compared to $1.3 million in the three months ended March 31, 2007 due primarily to decreased headcount due to our restructuring and cost containment efforts.

•

Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.7 million in the three months ended March 31, 2007 to $0.5 million in the three months ended March 31, 2008.

We expect general and administrative expenses to decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

Restructuring. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with this second reduction in force, we expect to incur approximately $1.6 million of employee severance and related costs, of which $0.6 million was paid in the first quarter of 2008 and the remainder of which we expect to pay in the second quarter of 2008. In addition, we also incurred approximately $0.3 million in net clinical trial termination fees related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Given the triggering event as a result of the layoffs announced in the first quarter, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. As of March 31, we have determined that our long lived assets are not impaired. However, we are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Interest Income. The 69% decrease in interest income in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to lower average balances available for investment in the current year period, as well as lower market interest rates earned on our invested funds. In January 2007 we raised net proceeds of approximately $40.9 million through issuance of our common stock.

Interest and Other Expense. We incurred interest expense on our capital leases. The decrease in interest expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due to a decrease in the average borrowings, partially offset by a higher weighted average interest rate.

Liquidity, Going Concern and Capital Resources

Cash Requirements

Our cash requirements consist primarily of the need for working capital, including funding R&D activities, clinical trial expenses and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $211.4 million as of March 31, 2008 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.

Sources and Uses of Cash

We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities.

In January 2007, we completed a public offering of 3,250,000 shares of our common stock for net proceeds of approximately $40.9 million. On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs. On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances.

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, approximately $0.1 million was paid in the first quarter and the remainder will be paid in the second quarter of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, further reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we expect to incur approximately $1.6 million of additional employee severance and related costs, of which $0.6 million was be paid in the first quarter of 2008 and the remainder of which we expect to pay in the second quarter of 2008. In addition, we also incurred approximately $0.3 million in net clinical trial termination fees related to our decision in the first quarter of 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. Our goal is to successfully partner this program in 2008, which partner will then fund and manage the remaining development and commercialization of PTH(1-34).

Given the triggering event as a result of the layoffs announced in the first quarter, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. As of March 31, we have determined that our long lived assets are not impaired. However, we are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Our business model now centers on continuation of research and development activities focused on RNAi, completion and partnering of our Phase 2 clinical programs and our funded partnerships. We will also continue to manufacture Nascobal® spray under our agreement with QOL. There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

In addition, we have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the reductions in workforce. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. There can be no assurance that we will be successful in implementing our restructuring program, or that following the completion of our restructuring program, we will have sufficient cash reserves to allow us to fund our business plan until such time as we achieve profitability. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan.

During the fourth quarter of 2007 and continuing in the first quarter 2008, we implemented cost containment efforts and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. By the end of 2008, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

We used cash of $16.2 million in our operating activities in the first three months of 2008, compared to $9.1 million in the first three months of 2007. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D and clinical trial activities.

Our investing activities provided cash of $5.4 million in the first three months of 2008. Our investing activities used cash of $10.6 million in the first three months of 2007. Changes in cash from investing activities are due primarily to maturities of investments net of purchases and purchases of property and equipment. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities used cash of $1.3 million in the first three months of 2008. Our financing activities provided cash of $41.2 million in the first three months of 2007. Changes in cash from financing activities are primarily due to issuance of common stock, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options. We raised net proceeds of approximately $40.9 million in January 2007 through public placement of shares of common stock.

Liquidity

We had a working capital (current assets less current liabilities) surplus of $15.9 million as of March 31, 2008. As of March 31, 2008, we had approximately $24.1 million in cash, cash equivalents and investments, including $2.2 million in restricted cash. We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $211.4 million as of March 31, 2008 and expect additional losses in the future as we continue our R&D and clinical trial activities. In addition, we have experienced negative cash flows from operations. The further development of our Phase 2 clinical programs will require significant capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. While we continue to implement cost containment efforts, our operating expenses will consume a material amount of our cash resources.

Management is evaluating and implementing plans to address our liquidity needs, including restructuring our operations, facilities consolidations, reducing our workforce, renegotiating existing agreements with vendors, and taking other actions to limit our expenditures. In January 2007, we completed an equity financing transaction raising net proceeds of approximately $40.9 million. On April 25, 2008, we raised net proceeds of approximately $7.2 million in a registered direct offering of 4,590,277shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. Accounting for the transaction in the second quarter of 2008 and future periods may include liability accounting for the warrants that would increase long-term liabilities and decrease equity account balances. However, we will require additional capital to fund our ongoing operations. Our recent history of declining market valuation and volatility in our stock price could make it difficult to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. We have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction. By the end of 2008, we anticipate that our costs and operating expenses, excluding restructuring-related charges and depreciation and amortization, will allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Contractual Obligations

Our contractual obligations have changed since December 31, 2007 to March 31, 2008 as follows:

•

Our purchase obligations decreased by approximately $1.3 million from approximately $2.3 million at December 31, 2007 to approximately $1.0 million at March 31, 2008 primarily due to the timing of purchase obligations for our clinical trials.

Our table of contractual obligations at December 31, 2007 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 7 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of the U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and investments balances at March 31, 2008, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.2 million to interest income on an annual basis.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

In addition to the disclosure in Item 1A — Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007 you should carefully consider the additional risk factor set forth below:

Our ability to utilize our net operating loss carryforwards is limited to certain annual limitations, and may be further limited by a change of control.

At December 31, 2007, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $176.5 million and $33.1 million, respectively, and had available tax credits of approximately $7.6 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2008, and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. An additional change of control could result from the registered direct offering dated April 25, 2008, causing an additional limitation on the usage of our net operating losses and tax credit carryforwards.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 8, 2008.

NASTECH PHARMACEUTICAL COMPANY INC.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ Bruce R. York
Bruce R. York
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among Nastech, Atossa Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, between Nastech and Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Nastech dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nastech dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).

3.3	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.1	Investment Agreement, dated as of February 1, 2002, by and between Nastech and Pharmacia & Upjohn Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2002, and incorporated herein by reference).

4.2	Rights Agreement, dated February 22, 2000, between Nastech and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between Nastech and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.4	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.6	Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006, and incorporated herein by reference).(1)

10.7	First Amendment to Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement, dated May 2, 2002, between Nastech and Dr. Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

10.9	Employment Agreement dated June 3, 2005 by and between Nastech and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2005, and incorporated herein by reference).

10.10	Amended and Restated Employment Agreement dated December 16, 2005 by and between Nastech and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005, and incorporated herein by reference).

10.11	Employment Agreement effective as of January 1, 2006 by and between Nastech and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2006, and incorporated herein by reference).

10.12	Employment Agreement effective as of August 17, 2006 by and between Nastech and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006, and incorporated herein by reference).

10.13	Employment Agreement dated December 19, 2007 between Nastech and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2007, and incorporated herein by reference).

10.14	Employment Agreement effective as of September 15, 2006 by and between Nastech and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006, and incorporated herein by reference).

10.15	Employment Agreement effective as of November 1, 2006 by and between Nastech and Dr. Paul H. Johnson (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2006, and incorporated herein by reference).

10.16	Employment Agreement effective as of March 7, 2008 by and between Nastech and Bruce R. York (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).

10.17	Termination and Mutual Release Agreement, dated September 30, 2002, between Nastech and Schwarz Pharma, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).

10.18	Divestiture Agreement, dated January 24, 2003, between Nastech and Pharmacia & Upjohn Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2003, and incorporated herein by reference).

10.19	Nastech Pharmaceutical Company Inc. 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.20	Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.21	Amendment No. 1 to the Amended and Restated Nastech 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.22	Amendment No. 2 to the Amended and Restated Nastech Pharmaceutical Company Inc. 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.23	Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.24	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.25	Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.26	Amendment No. 1 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

10.27	Amendment No. 2 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.28	Amendment No. 3 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.29	Amendment No. 4 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).

10.30	Amendment No. 5 to the Nastech Pharmaceutical Company Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).

10.31	Asset Purchase Agreement dated June 16, 2003, by and between Nastech and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003, and incorporated herein by reference).

10.32	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.33	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.34	Revolving Line of Credit Agreement with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.35	Addendum to Promissory Note with Wells Fargo Bank, dated January 20, 2004 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.36	Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.37	Addendum to Security Agreement: Securities Account with Wells Fargo Bank, dated December 19, 2003 (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.38	Revolving Line of Credit Agreement with Wells Fargo Bank, dated October 20, 2004 (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.39	License and Supply Agreement by and between Par Pharmaceutical Companies, Inc. and Nastech effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004, and incorporated herein by reference).(1)

10.40	Agreement dated as of September 23, 2005 by and between Nastech and QOL Medical, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006, and incorporated herein by reference).(1)

10.41	Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc. dated January 27, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006, and incorporated herein by reference).(1)

10.42	Supply Agreement by and between Nastech and Procter & Gamble Pharmaceutical, Inc. dated June 2, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference).(1)

10.43	First Amendment dated as of December 4, 2006 to Product Development and License Agreement by and between Nastech and Procter & Gamble Pharmaceuticals, Inc. (filed as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.(1)

10.44	Development and License Agreement by and between Nastech and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).(1)

10.45	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.46	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.47	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

10.48	Nastech Pharmaceutical Company Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).

10.49	Placement Agency Agreement, dated March 7, 2008, between Nastech Pharmaceutical Company Inc. and Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.50	Securities Purchase Agreement, dated as of April 25, 2008, between Nastech Pharmaceutical Company Inc. and the purchasers identified on the signature page thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.51	Form of Warrant (filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.52	Escrow Agreement, dated as of April 25, 2008, between Nastech Pharmaceutical Company Inc., Maxim Group LLC and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

31.1	Certification of our Chairman of the Board and Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.