Form 10-Q
period 2008-06-30
MDRNA, Inc.
filed 2008-08-04
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

Commission File Number 000-13789

MDRNA, INC.

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

Large accelerated ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
July 30, 2008	Common stock — $0.006 par value	31,249,924

MDRNA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Items 1, 2, 3 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	June 30, 2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,704	$16,614
Restricted cash	2,155	2,155
Short-term investments	11,714	921
Accounts receivable	324	385
Inventories	1,084	99
Prepaid expenses and other current assets	1,698	1,196
Assets held for sale	—	371

Total current assets	44,679	21,741
Long-term inventories	1,605	—
Property and equipment, net	15,004	12,301
Other assets	328	334

Total assets	$61,616	$34,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,216	$2,319
Accrued payroll and employee benefits	2,378	1,522
Accrued expenses	1,331	545
Capital lease obligations — current portion	4,968	5,109
Deferred revenue — current portion	675	400

Total current liabilities	13,568	9,895
Capital lease obligations, net of current portion	5,757	3,103
Deferred revenue, net of current portion	718	518
Other liabilities	2,353	2,410

Total liabilities	22,396	15,926

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 authorized:
26,753,430 shares issued and outstanding as of December 31, 2007 and 31,254,729 issued and outstanding as of June 30, 2008	234,065	244,162
Accumulated deficit	(194,865)	(225,714)
Accumulated other comprehensive income	20	2

Total stockholders’ equity	39,220	18,450

Total liabilities and stockholders’ equity	$61,616	$34,376

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands, except per share data)
Revenue
License and research fees	$4,733	$431	$9,405	$1,113
Government grants	102	82	202	175
Product revenue	25	241	245	729

Total revenue	4,860	754	9,852	2,017

Operating expenses:
Cost of product revenue, including non-cash inventory write-down of $2,579 in the three and six months ended June 30, 2008	9	2,665	68	2,829
Research and development	12,764	8,493	25,638	19,419
Sales and marketing	631	445	1,212	1,018
General and administrative	4,484	3,380	8,188	7,609
Restructuring	—	—	—	1,917

Total operating expenses	17,888	14,983	35,106	32,792

Loss from operations	(13,028)	(14,229)	(25,254)	(30,775)

Other income (expense):
Interest income	948	135	1,905	428
Interest and other expense	(287)	(237)	(558)	(502)

Total other income (expense)	661	(102)	1,347	(74)

Net loss	$(12,367)	$(14,331)	$(23,907)	$(30,849)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.50)	$(0.48)	$(0.97)	$(1.10)

Shares used in computing net loss per share — basic and diluted	24,910	29,722	24,730	27,966

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2008

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2007	26,753,430	$234,065	$(194,865)	$20	$39,220
Sale of common stock and warrants, net	4,590,277	7,254	—	—	7,254
Compensation related to restricted stock, net of cancellations	(131,410)	1,392	—	—	1,392
Compensation related to stock options and employee stock purchase plan, net	42,432	1,451	—	—	1,451
Net loss	—	—	(30,849)	—	(30,849)
Unrealized loss on securities available for sale	—	—	—	(18)	(18)

Comprehensive loss	—	—	—	—	(30,867)

Balance June 30, 2008	31,254,729	$244,162	$(225,714)	$2	$18,450

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2008
	(In thousands)
Operating activities:
Net loss	$(23,907)	$(30,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	1,311	1,366
Non-cash compensation related to restricted stock	1,589	1,392
Depreciation and amortization	2,097	2,365
Loss on retirement of property and equipment	4	30
Write-down of inventory and prepaid supplies	—	2,681
Changes in assets and liabilities:
Accounts receivable	2,438	(61)
Inventories	3	11
Prepaid expenses and other assets	(211)	394
Accounts payable	(1,894)	(1,897)
Deferred revenue	(1,037)	(475)
Accrued expenses and other liabilities	25	(1,585)

Net cash used in operating activities	(19,582)	(26,628)

Investing activities:
Purchases of property and equipment	(2,769)	(63)
Purchases of investments	(29,186)	(1,024)
Sales and maturities of investments	34,336	11,799

Net cash provided by investing activities	2,381	10,712

Financing activities:
Borrowings under capital lease obligations	2,969	—
Payments on capital lease obligations	(2,304)	(2,513)
Proceeds from exercise of stock options and employee stock purchase plan purchases	168	85
Proceeds from the issuance of common shares and warrants, net	40,923	7,254

Net cash provided by financing activities	41,756	4,826

Net increase (decrease) in cash and cash equivalents	24,555	(11,090)
Cash and cash equivalents — beginning of period	28,481	27,704

Cash and cash equivalents — end of period	$53,036	$16,614

Supplemental disclosure:
Cash paid for interest	$554	$502

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2007 and 2008 (Unaudited)

Note 1 — Description of Business and Going Concern

Business — We are a biotechnology company focused on the development and commercialization of therapeutic products based on RNA interference (“RNAi”). Our goal is to improve human health through the development of RNAi-based compounds and drug delivery technologies that together provide superior therapeutic options for patients. Over the past decade, we have developed substantial capabilities in molecular biology, cellular biology, lipid chemistry, peptide chemistry, pharmacology and bioinformatics, which we are applying to a wide range of RNAi technologies and delivery approaches. These capabilities, plus the in-licensing of key RNAi-related intellectual property (“IP”), have rapidly enabled us to become a leading RNAi-based therapeutics company with a pre-clinical pipeline in key therapeutic areas including oncology, metabolic disorders and inflammation. Through our capabilities, expertise and know-how, we are incorporating multiple RNAi technologies as well as peptide- and lipid-based delivery approaches into a single integrated drug discovery platform that will be the engine for our clinical pipeline as well as a versatile platform for establishing broad therapeutic partnerships with biotechnology and pharmaceutical companies. We are also investing in new technologies that we expect to lead to safer and more effective RNAi-based therapeutics while aggressively building upon our broad and extensive IP estate. By combining broad expertise in small interfering (“siRNA”) science with proven delivery platforms and a strong IP position, we are well positioned as a leading RNAi-based drug discovery and development company. Our history has been based on nasal delivery; however, our future plans focus on our RNAi programs, and we have changed our name from Nastech Pharmaceutical Company Inc. to MDRNA, Inc. In addition, we have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction.

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. As of June 30, 2008, we had an accumulated deficit of approximately $225.7 million and expect to incur additional losses in the future as we continue our clinical product development. We also have negative cash flows, and customers representing a majority of our 2007 revenue have terminated their contractual agreements with us. We have funded our losses primarily through the sale of common stock in the public markets and private placements and also through revenue provided by our collaboration partners. The continued development of our RNAi programs will require significant capital. At June 30, 2008, we had cash, cash equivalents and short term investments of approximately $19.7 million, including approximately $2.2 million in restricted cash. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management is implementing plans to address our liquidity needs, including the sale or licensing of our intranasal programs, further restructuring our operations, reducing our workforce, facilities consolidations, renegotiating existing agreements with vendors and taking other actions to limit our expenditures. We are executing a plan to further reduce operating expenses and align our workforce with our strategic, business and research and development requirements. Under this plan, we intend to terminate 23 employees, primarily from our intranasal programs. All affected employees were notified on August 4, 2008 and the majority will finish employment no later than August 31, 2008. Following this action, we will have approximately 55 full-time employees, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We expect to incur approximately $1.9 million in severance and related payroll costs as a result of this action, of which approximately $0.3 million had previously been accrued as an accrual for compensated employee absences. This reduction included three executives from our intranasal programs, including our President, Chief Business Officer and Chief Scientific Officer — Delivery. We believe we have retained and will continue to maintain sufficient resources to complete the sale or licensing of certain intranasal programs.

On January 22, 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. However, our ability to raise capital using our effective shelf registration statements may be limited for so long as the public float of our common stock remains below $75 million. On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. However, we anticipate that in the second half of 2008 we may require additional capital to fund our ongoing operations. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

Principles of Consolidation — The financial statements include the accounts of MDRNA, Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA Research, Inc. (formerly MDRNA, Inc.). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include revenue recognition, research and development costs, stock-based compensation, inventory reserves, impairment of long-lived assets and income taxes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant and equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at June 30, 2008	Fair value Measurements at June 30, 2008 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$16,614	$16,614	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	921	921	—	—

Total	$19,690	$19,690	$—	$—

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

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Note 3 — Inventories

Inventories, substantially all of which are raw materials, are stated at the lower of cost or market (first-in, first-out basis). At June 30, 2008, the cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® active pharmaceutical ingredient (“API”) and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product which is pending U.S. Food and Drug Administration (“FDA”) approval. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our abbreviated new drug approval (“ANDA”) for our generic nasal calcitonin-salmon product. In May 2008, a federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory and at June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”) should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time. For additional discussion of the status of our collaboration with Par Pharmaceutical, see Note 8: Contractual Agreements — Par Pharmaceutical.

Note 4 — Concentration of Credit Risk and Significant Customers

We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Procter & Gamble Pharmaceuticals, Inc. (“P&G”) was terminated in November 2007. In addition, on January 16, 2008, Novo Nordisk A/S (“Novo Nordisk”) terminated their feasibility study agreement with us. As of June 30, 2008, our two feasibility studies with undisclosed partners had been completed. We had revenue from certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
P&G	31%	0%	51%	0%
QOL Medical, LLC (“QOL”)	43%	47%	25%	48%
Novo Nordisk	21%	0%	20%	0%
Undisclosed partner – undisclosed compounds	2%	23%	1%	28%
Undisclosed partner – Factor IX	0%	18%	0%	14%

Total	97%	88%	97%	90%

Note 5 — Net Loss Per Common Share

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

	As of June 30,
	2007	2008
Stock options outstanding under our various stock option plans	2,527	8,432
Unvested restricted stock	634	360
Warrants	661	6,341

Total	3,822	15,133

Note 6 — Stockholders’ equity and comprehensive loss

Common Stock — At our annual meeting of stockholders in June 2008, the stockholders approved an increase in the authorized number of shares of our common stock from 50,000,000 to 90,000,000. There were no changes to the rights, preferences or privileges of our common stock.

Common Stock Offerings —On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008.

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants were evaluated under the guidance set forth in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We considered the provisions of EITF 00-19 with respect to the warrants and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and are appropriately classified as equity. As of June 30, 2008, we had approximately $110.4 million remaining on our effective shelf registration statements.

Comprehensive Loss — Comprehensive loss was $12.4 million and $14.4 million for the three months ended June 30, 2007 and 2008. Comprehensive loss was $23.9 million and $30.9 million for the six months ended June 30, 2007 and 2008. The only difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.

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

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for one one-thousandth of a share of Series A preferred stock. The preferred share purchase rights expire on March 17, 2010, unless we extend the expiration date or in certain limited circumstances, we redeem or exchange such rights prior to such date. Initially, 10,000 Series A Junior Participating Preferred shares were authorized. In January 2007, this was increased to 50,000 shares, and in June 2008 this was again increased to 90,000 shares, so that a sufficient number of Series A Junior Participating Preferred shares would be available to the holders of shares of common stock for issuance in satisfaction of such rights, given increases in the number of shares of common stock outstanding.

Note 7 — Stock-based compensation

The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2008	2007	2008
Stock-based compensation:
Research and development	$601	$695	$1,326	$1,453
Sales and marketing	121	106	238	236
General and administrative	622	543	1,336	1,069

Total stock-based compensation	$1,344	$1,344	$2,900	$2,758

Stock Options — In June 2008, our 2008 Stock Incentive Plan was approved by our stockholders and options were issued to certain non-employee directors and members of our Scientific Advisory Board and employees. An aggregate of 4,500,000 shares of common stock is available for grant pursuant to the 2008 Stock Incentive Plan. Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 1,099,963 options to J. Michael French, our Chief Executive Officer, outside of our stock based incentive plans as an employment inducement grant.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years of the options based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan and certain employment agreements we have with key officers). The following summarizes stock option activity during the six month period ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2007	2,412	$13.26
Options granted	6,266	2.31
Options exercised	—	—
Options forfeited	(126)	6.24
Options expired	(120)	11.00

Outstanding at June 30, 2008	8,432	$5.26	8.6 years	$46

Exercisable at June 30, 2008	1,844	$13.32	4.1 years	$—

We currently use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment” (“SAB 107”) provided for a simplified method for estimating expected term for “plain-vanilla” options. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, SAB No. 110, “Year-End Help for Expensing Employee Stock Options” (“SAB 110”) was released, which extended the use of the simplified method if a company met certain criteria. We have concluded that we meet the criteria to continue to use the simplified method as we have had significant structural changes in our business such that our historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. We have elected to follow the guidance of SAB 107 and SAB 110 and have continued to use the simplified method in determining expected term for all of our stock option awards to employees and directors. We estimate volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Forfeitures are estimated based on historical experience. The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	4.7%	3.6%	4.7%	3.5%
Expected stock volatility	62%	71%	64%	71%
Expected option life	5.5 years	5.8 years	5.8 years	5.8 years
Fair value of options granted	$6.83	$0.66	$7.65	$0.73

As of June 30, 2008, we had approximately $5.6 million of total unrecognized employee and non-employee director compensation cost related to unvested stock options granted. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.9 years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2008 is based on the $1.22 closing market price of our common stock on that date, and is calculated by aggregating the difference between $1.22 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $1.22. The following summarizes stock option activity during the three and six month periods ended June 30, 2007 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Intrinsic value of options exercised	$19	$—	$76	$—
Fair value of options that vested	921	459	1,192	814

At June 30, 2008, options to purchase up to 8,431,933 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 360,068 shares of our common stock were outstanding under our 2004 Plan and 549,268 shares were available for future grants or awards under our various stock incentive plans.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was not material.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of June 30, 2008 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Non-Employee Option Grants — In June 2008 we granted stock options to four non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three month period ended June 30, 2008, we recognized expense of approximately $38,000 relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our board of directors. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Certain share awards provide for accelerated vesting if there is a change in control (as defined in the Plan and certain employment agreements which we have with key officers). We granted restricted stock awards representing 65,656 shares of common stock with a per share weighted average fair value of $11.77 in the three month period ending June 30, 2007. No restricted stock awards were granted in the three month period ended June 30, 2008. We granted restricted stock awards representing 157,418 and 66,429 shares of common stock with a per share weighted average fair value of $12.58 and $2.28 in the six month periods ending June 30, 2007 and 2008. Additional information on restricted shares is as follows (in thousands, except per share amounts):

	Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted shares outstanding December 31, 2007	610	$12.89
Restricted shares granted	67	2.28
Restricted shares forfeited	(198)	12.19
Restricted shares vested	(119)	13.26

Outstanding at June 30, 2008	360	$11.20

The fair value of restricted stock vested during the three month periods ended June 30, 2007 and 2008 was approximately $0.6 million and $0.8 million. The fair value of restricted stock vested during the six month periods ended June 30, 2007 and 2008 was approximately $1.1 million and $1.6 million.

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $4.6 million at June 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.7 years.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 21,320 restricted shares which would have vested for the retiring directors over the next one or two years. Additional compensation expense recognized as a result of the modification was not material.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock were initially reserved for issuance under our ESPP. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Our initial six-month purchase period started October 1, 2007 and ended on March 31, 2008. On April 1, 2008, 42,432 shares of common stock were purchased under the ESPP at $2.00 (85% of the market value of $2.35 on March 31, 2008). The amount expensed related to our ESPP in the three and six month periods ended June 30, 2008 was $33,000 and $72,000 based on employee contributions and on the following weighted average variables:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Expected dividend yield	*	0%	*	0%
Risk free interest rate	*	1.5%	*	3.7%
Expected volatility	*	130%	*	78%
Expected term	*	0.5 years	*	0.5 years
Fair value	*	$1.19	*	$3.19

*	The ESPP began on October 1, 2007.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At December 31, 2007, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09 which will expire in September 2008. On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants were evaluated under the guidance set forth in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. We considered the provisions of EITF 00-19 with respect to the warrants and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and are appropriately classified as equity. The following summarizes warrant activity during the six month period ended June 30, 2008 (in thousands).

Warrants outstanding, December 31, 2007	144
Warrants issued	6,197
Warrants exercised	—

Warrants outstanding, June 30, 2008	6,341

Weighted average exercise price, June 30, 2008	$2.53

Note 8 — Contractual Agreements

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

Amylin Pharmaceuticals, Inc. (“Amylin”) — In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of exenatide for the treatment of type 2 diabetes. Pre-clinical studies of the formulation have been completed in preparation for initiating studies in human subjects. Amylin began clinical trials in the third quarter of 2006 and has completed a Phase 1 clinical trial. Under terms of the agreement, we will receive milestone payments and royalties on product sales. If the development program is successful and the product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory, and commercialization goals. Royalty rates escalate with product success. Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities we perform under the agreement. Amylin has overall responsibility for the development program including clinical, non-clinical and regulatory activities, and our efforts will focus on drug delivery and CMC activities. If a supply agreement is reached between the companies, we may supply commercial product to Amylin and their exenatide collaboration partner, Eli Lilly and Company, however, there can be no assurance that such a supply agreement will be executed.

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

In December 2003, we submitted to the FDA an ANDA for a calcitonin-salmon nasal spray for the treatment of osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests, including spray characterization, designed to demonstrate the equivalence of our product to the reference listed drug, Miacalcin®. In February 2004, the FDA accepted the submission for our ANDA for the product. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin-salmon product is bioequivalent to Miacalcin®, and has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities.

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

In the fourth quarter of 2007, we received informal notification from the FDA that our ANDA review is complete and that the citizen’s petition is actively being addressed by the FDA. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine to what degree the citizen’s petition will delay the FDA’s approval of our ANDA, how the Apotex filing priority will be resolved, or when, if at all, our calcitonin-salmon product will receive marketing approval from the FDA. On May 29, 2008 the federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. At June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

Questcor Pharmaceuticals, Inc. (“Questcor”)/QOL — Under the terms of the Questcor Asset Purchase and Supply Agreement, dated June 2003 (the “Questcor Agreements”) that we entered into with Questcor Pharmaceuticals Inc. (“Questcor”), subject to certain limitations, we are obligated to manufacture and supply, and Questcor is obligated to purchase from us, all of Questcor’s requirements for the Nascobal® nasal gel and the Nascobal® nasal spray. In February 2005, Questcor paid us a milestone fee of $2.0 million upon receipt of FDA approval of the new drug application (“NDA”) for Nascobal® nasal spray.

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL. We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of approximately zero and $0.2 million in three months ended June 30, 2007 and 2008, respectively, and approximately $0.2 million and $0.7 million in the six months ended June 30, 2007 and 2008, respectively.

Alnylam Pharmaceuticals, Inc. (“Alnylam”) — In July 2005, we acquired an exclusive InterfeRx™ license from Alnylam to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under the agreement, Alnylam received an initial license fee from us and would receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005. That agreement specified a three-year discovery period with an option to convert a research program to a development and commercialization program. We previously waived our rights to other open targets under the license from Alnylam. In 2006, we licensed IP from City of Hope for Dicer substrate. Based on this licensed IP as well as results from our own efforts in siRNA chemistries and deliveries, we chose to proceed with a Dicer substrate against TNF-alpha. As a result, we have allowed our agreement with Alnylam to expire.

Government Grants — In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended June 30, 2007 and 2008. Revenue recognized under this grant totaled $0.2 million for both the six month periods ended June 30, 2007 and 2008.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, we made an equity investment in and paid an initial license fee to Thiakis. We expensed the equity investment and initial license fee as research and development expense in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes.

Cytyc Corporation (“Cytyc”) — In July 2003, we entered into a five-year agreement with Cytyc pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. In July 2008, the agreement term lapsed and all rights reverted to us. We intend to evaluate further commercial prospects for this device.

City of Hope — In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. City of Hope granted non-exclusive rights under the licensed patent applications for the treatment of all human diseases, less certain infectious diseases, as well as exclusive rights to five named respiratory viral targets. Our rights under the licenses, including sublicensing, are subject to certain limitations. We believe these limitations will have no impact on our programs. This IP and technology, which we continue to build upon as part of our own IP and technology estate, could provide significant commercial and therapeutic advantages for us in this field, by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the target cells’ natural ability to modulate protein expression.

Feasibility Agreements — We have entered into various feasibility agreements, which are generally for terms of one year or less, including Novo Nordisk and other undisclosed partners. On January 16, 2008, Novo Nordisk completed their feasibility study agreement with us and decided not to further advance the work. As of June 30, 2008, our two feasibility studies with undisclosed partners had been completed.

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

We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we have purchased assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $3.0 million and zero in the six months ended June 30, 2007 and 2008, respectively. Weighted average interest rates on capital lease borrowings were approximately 10.0% and 9.8%, respectively, for the three and six month periods ended June 30, 2007 and 10.7% and 10.6% for the three and six month periods ended June 30, 2008.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Restructuring and Assets Held for Sale

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, and the remainder was paid in the first half of 2008.

In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we incurred approximately $1.6 million of additional employee severance and related costs, which was paid in the first half of 2008. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction.

We are executing a plan to further reduce operating expenses and align our workforce with our strategic, business and research and development requirements. Under this plan, we intend to terminate 23 employees, primarily from our nasal programs. All affected employees were notified on August 4, 2008 and the majority will finish employment no later than August 31, 2008. Following this action, we will have approximately 55 full-time employees, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We expect to incur approximately $1.9 million in severance and related payroll costs as a result of this action, of which approximately $0.3 million had previously been recorded as an accrual for compensated employee absences. This reduction included three executives from our intranasal programs, including our President, Chief Business Officer and Chief Scientific Officer — Delivery. We believe we have retained and will continue to maintain sufficient resources to complete the sale or licensing of certain intranasal programs.

Given the triggering event as a result of the layoffs and further restructuring announced in the first quarter of 2008, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. At June 30, 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We anticipate completing the sale of these assets in the third quarter of 2008. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Note 11 — Net Operating Loss Carryforwards

At December 31, 2007, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $176.5 million and $33.1 million, respectively, and had available tax credits of approximately $7.6 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2008, and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. An additional change of control as defined by such provisions may have resulted from our registered direct offering dated April 25, 2008, and, if so, the limitation on the usage of our net operating losses and tax credit carryforwards in the future would be significant.

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

Overview

We are a biotechnology company focused on the development and commercialization of therapeutic products based on RNA interference (“RNAi”). Our goal is to improve human health through the development of RNAi-based compounds and drug delivery technologies that together provide superior therapeutic options for patients. Over the past decade, we have developed substantial capabilities in molecular biology, cellular biology, lipid chemistry, peptide chemistry, pharmacology and bioinformatics, which we are applying to a wide range of RNAi technologies and delivery approaches. These capabilities, plus the in-licensing of key RNAi-related intellectual property (“IP”), have rapidly enabled us to become a leading RNAi-based therapeutics company with a pre-clinical pipeline in key therapeutic areas including oncology, metabolic disorders and inflammation. Through our capabilities, expertise and know-how, we are incorporating multiple RNAi technologies as well as peptide- and lipid-based delivery approaches into a single integrated drug discovery platform that will be the engine for our clinical pipeline as well as a versatile platform for establishing broad therapeutic partnerships with biotechnology and pharmaceutical companies. We are also investing in new technologies that we expect to lead to safer and more effective RNAi-based therapeutics while aggressively building upon our broad and extensive IP estate. By combining broad expertise in small interfering (“siRNA”) science with proven delivery platforms and a strong IP position, we are well positioned as a leading RNAi-based drug discovery and development company. Our history has been based on nasal delivery; however, our future plans focus on our RNAi programs, and we have changed our name from Nastech Pharmaceutical Company Inc. to MDRNA, Inc. In addition, we have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction.

In connection with our change in focus, we have recently taken steps to restructure certain aspects of our business, including significantly reducing our workforce and reducing certain operating costs. In November 2007, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, and the remainder was paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we incurred approximately $1.6 million of employee severance and related costs, which was paid in the first half of 2008. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter 2008 to place our Phase 2 PTH (1-34) clinical trial on hold until further funding has been obtained.

We are executing a plan to further reduce operating expenses and align our workforce with our strategic, business and research and development requirements. Under this plan, we intend to terminate 23 employees, primarily from our intranasal programs. All affected employees were notified on August 4, 2008 and the majority will finish employment no later than August 31, 2008. Following this action, we will have approximately 55 full-time employees, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We expect to incur approximately $1.9 million in severance and related payroll costs as a result of this action, of which approximately $0.3 million had previously been recorded as an accrual for compensated employee absences. This reduction included three executives from our intranasal programs, including our President, Chief Business Officer and Chief Scientific Officer — Delivery. We believe we have retained and will continue to maintain sufficient resources to complete the sale or licensing of certain intranasal programs.

Given the triggering event as a result of the layoffs and further restructuring announced in the first quarter, we have evaluated our long-lived assets for possible impairment under the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for Impairments of Long-Lived Assets” (“SFAS 144”). At June 30, 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We anticipate completing the sale of these assets in the third quarter of 2008. In the second quarter of 2008, inventories, the majority of which were raw materials for our nasal calcitonin-salmon product that had been acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”), were considered by management to be impaired. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

There can be no assurance that our focus on our RNAi programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price could suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

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

RNAi

We are applying our technological expertise to the development of novel therapeutics using small interfering RNA (“siRNA”) to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, viral respiratory infections, cancer and other diseases. Therapeutics based on RNA interference (“RNAi”) work through a naturally-occurring process within cells that has the effect of reducing levels of genetic material (messenger RNA) required for the production of proteins. RNAi is not gene therapy, but instead targets compounds downstream of DNA. Nevertheless, RNAi enables the targeting of disease with exquisite specificity. The Nobel Prize-winning discovery of RNAi has resulted in its wide use in the research of biological mechanisms and target validation. It is recognized as having tremendous potential in its own right for use as a pharmaceutical. We have created novel RNAi structures for targeting specific diseases and have a variety of proprietary delivery platforms and technologies to enable a range of development programs spanning multiple therapeutic areas. Our current programs and technologies should permit us to make significant progress in pursuing therapeutic indications in the areas of oncology, infectious diseases, metabolic dysfunction, and inflammation-associated disorders. Our current technologies have demonstrated pre-clinical success and a clear potential for commercial application in systemic and local delivery. We intend to expand on the pre-clinical successes of our current platform and utilize our second-generation technologies to facilitate additional modes of delivery in order to expand our therapeutic opportunities and development pipeline.

As part of our corporate restructuring to focus on development of RNA-based therapeutics, near-term business plans will emphasize, in addition to the appropriate development of new and already-established delivery platforms, the expansion and advancement of a therapeutic pipeline that brings value for shareholders and potential partners, as well as proof of concept for our delivery technologies and capabilities.

Our most advanced siRNA program has demonstrated efficacy in animals against multiple influenza strains, including avian flu strains (H5N1). Since the influenza virus has a demonstrated ability to develop drug resistance to first line therapies, the development of an siRNA therapeutic targeting sequences that are highly conserved across all flu genomes, including avian and others having pandemic potential, may provide a solution to this defense mechanism. We believe our lead candidate represents a viable approach to fighting influenza and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to the lung tissue and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. As such, it may also have applications in the treatment of seasonal influenza. The product is being designed for ease of use by patients and for long-term stability, both essential for stockpiling the product for rapid mobilization during a flu epidemic.

We are working on a number of pre-clinical siRNA programs including the following:

•

Influenza. We have developed, tested and identified a lead candidate siRNA specific for conserved regions of influenza viral genes. This siRNA targets multiple influenza strains and shows high activity with a slower rate of developing drug resistance than currently-marketed antiviral therapeutics. Direct-to-lung administration of the lead candidate has exhibited significant reduction of seasonal and pathogenic virus production in animal models. Development of broad spectrum siRNAs and delivery formulations suitable for human use may provide an effective new therapeutic approach for pandemic and seasonal flu.

•

Inflammation. We have screened numerous siRNA candidates targeting human TNF-alpha in cells derived from normal human donors. siRNAs that showed the highest potency were optimized for chemical stability and favorable pharmacological and safety properties. In collaboration with the Mayo Clinic, knock-down of TNF-alpha was verified in cells from patients with active rheumatoid arthritis. Additional pre-clinical activities are continuing.

We will continue to focus our research and development efforts on therapeutic siRNAs, and continue to acquire and develop our RNAi technologies and intellectual property (“IP”) estate. We expect to expand our RNAi pipeline to additional therapeutic areas. As part of our formulation development and selection process, we have established and validated an in-house, in vivo model to measure knockdown of Apolipoprotein B (“ApoB”), a protein important in the transport of cholesterol in humans and in mice. Independent of ApoB’s potential as a therapeutic target, we are using knockdown of ApoB in liver and other organs as a proof-of-concept model for the development of our formulations for systemic delivery. We have repeatedly demonstrated significant reduction of ApoB messenger RNA and serum cholesterol in mice using our lead liposome-based formulation. As a result, we have nominated a “lead” delivery formulation for certain therapeutic applications.

As of July 25, 2008, we had, either through ownership of or access to, through exclusive licenses, four issued patents and 316 pending patent applications to protect our RNAi proprietary technologies.

RNAi Collaborations

A major part of our business strategy is to enter into collaborations and strategic partnerships with pharmaceutical companies and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenue.

City of Hope. In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. City of Hope granted non-exclusive rights under the licensed patent applications for the treatment of all human diseases, less certain infectious diseases, as well as exclusive rights to five named respiratory viral targets. Our rights under the licenses, including sub-licensing, are subject to certain limitations. We believe these will have no impact on our programs. This IP and technology could provide significant commercial and therapeutic advantages for us in this field by enabling the use of 25 to 30 base pair RNA duplexes designed to act as substrates for processing by the cells’ natural activities. The slightly larger Dicer substrates provide attachment points for delivery-enabling molecules, thereby potentially enhancing the overall efficacy of an RNAi-based therapeutic product.

Alnylam Pharmaceuticals, Inc. (“Alnylam”) — In July 2005, we acquired an exclusive InterfeRx™ license from Alnylam to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under the agreement, Alnylam received an initial license fee from us and would receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as research and development expense in 2005. That agreement specified a three-year discovery period with an option to convert a research program to a development and commercialization program. We previously waived our rights to other open targets under the Alnylam license. In 2006, we licensed IP from City of Hope for Dicer substrate. Based on this licensed IP as well as results of our own efforts in siRNA chemistries and deliveries, we chose to proceed with a Dicer substrate against TNF-alpha. As a result, we have allowed our agreement with Alnylam to expire.

Government Grants. We have entered into contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH, over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended June 30, 2007 and 2008. Revenue recognized under this grant totaled $0.2 million for both the six month periods ended June 30, 2007 and 2008.

Intranasal Programs

As previously discussed, we have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction.

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

We have engaged in a variety of pre-clinical initiatives, alone and with partners, to explore a range of potential therapeutic applications of our tight junction technology. Certain of these initiatives include funded feasibility studies in which our tight junction drug delivery technology is combined with already-approved therapeutics, or product candidates currently in development, to determine if formal pre-clinical trials are warranted. In 2007, we participated in three external feasibility studies with three different partners, including a multi-compound feasibility study with Novo Nordisk with respect to certain undisclosed Novo Nordisk therapeutic compounds, a Factor IX development program for the treatment of hemophilia with an undisclosed partner and a program with an undisclosed partner to deliver an undisclosed anti-seizure medication. Feasibility studies, typically lasting approximately one year, allow us to efficiently evaluate opportunities in which our tight junction technology may produce a product that has improved therapeutic and commercial promise. On January 16, 2008, Novo Nordisk A/S (“Novo Nordisk”) terminated their feasibility study agreement with us.

Insulin. Through our expertise in tight junction biology, we are developing clinical product candidates in multiple therapeutic areas. Our rapid-acting nasal insulin product recently completed a Phase 2 clinical trial in patients with type 2 diabetes. Results from the trial were presented at the American Diabetes Association meeting in June 2008. These data suggest that our nasal insulin when used at mealtime offers glucose control similar to that of a rapidly-acting injectable insulin analog, and may lower the occurrence of hypoglycemia, or low blood sugar, in the hours after a meal. The nasal route of administration is expected to avoid pulmonary side effects associated with the inhalation of insulin.

PYY. Peptide YY(3-36), or PYY(3-36) is produced naturally by specialized endocrine cells (L-cells) in the gut in proportion to the calorie content of a meal. On July 31, 2008, we announced results from our Phase 2 clinical trial involving 551 obese patients evaluating our nasally delivered version of this naturally occurring human hormone. The data indicate that PYY(3-36) did not meet the primary efficacy endpoint of a dose response of weight loss vs. PYY(3-36) dose, nor did PYY(3-36) meet the secondary efficacy endpoint of greater weight loss than the active control, sibutramine (Meridia®). We believe that our intranasal delivery technology continues to demonstrate value as a means of safely administering peptides and proteins and believe that PYY(3-36) might still prove effective in combination with other weight loss drugs.

PTH. PTH(1-34) is a fragment of human parathyroid hormone that helps regulate calcium and phosphorus metabolism and may cause bone growth. PTH(1-34) is currently being marketed as an injectable product by Eli Lilly & Company (“Lilly”) under the trade name Forteo®. During the time that Procter & Gamble Pharmaceuticals, Inc. (“P&G”) was leading clinical development of our PTH(1-34) program, two clinical trials were conducted. The first was a Phase 1 PK study in elderly men and women, and the second was a Phase 2A dose-finding study to identify the equivalent dose of nasal PTH(1-34) compared with Forteo® . The results of this Phase 2A study demonstrate a dose-dependent response of nasal PTH(1-34) for the biochemical marker of bone formation, P1NP. On the basis of this study, a dose equivalent to Forteo® can be predicted. Plans to initiate a Phase 2B clinical trial to test the predicted Forteo®-equivalent nasal dose using the U.S. Food and Drug Administration (“FDA”) -identified endpoint of bone mineral density were placed on hold pending further funding or partnering.

Exenatide. Exenatide, marketed by Amylin Pharmaceuticals, Inc. (“Amylin”) and Lilly as Byetta®, stimulates insulin secretion in response to elevated plasma glucose levels. In June 2006, we entered into an agreement with Amylin to develop a nasal spray formulation of the product, for the treatment of type 2 diabetes. Pre-clinical studies and a Phase 1 clinical trial have been completed by Amylin and additional clinical trials are being evaluated. Under the terms of the agreement, we will receive both milestone payments and royalties on product sales. If the development program is successful and the development of this product continues to move forward, milestone payments could reach up to $89 million in total, based on specific development, regulatory and commercialization goals. Royalty rates escalate with the success of this product. Under the terms of our agreement with Amylin, we will jointly develop the nasal spray formulation with Amylin utilizing our proprietary nasal delivery technology, and Amylin will reimburse us for any development activities performed under the agreement. Amylin has overall responsibility for the development program, including clinical, non-clinical and regulatory activities and our efforts will focus on drug delivery and chemistry, manufacturing and controls, or CMC, activities. If we enter into a supply agreement with Amylin, we may supply commercial product to Amylin and its exenatide collaboration partner, Lilly. However, there can be no assurance that such a supply agreement will be executed.

Calcitonin. In October 2004, we entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis. Under the terms of the agreement with Par Pharmaceutical, we will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing following commercialization.

In December 2003, we submitted to the FDA an application for abbreviated new drug approval (“ANDA”) for generic calcitonin-salmon nasal spray for the treatment of osteoporosis. As part of the ANDA process, we have conducted a clinical trial and laboratory tests, including spray characterization, designed to demonstrate the equivalence of our product to the reference listed drug, Miacalcin®. In February 2004, the FDA accepted the submission of our ANDA for the product. To date, the FDA has informally communicated to us that it has determined that our nasal calcitonin-salmon product is bioequivalent to Miacalcin®, and has also completed Pre-Approval Inspections of both of our nasal spray manufacturing facilities.

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

In the fourth quarter of 2007, we received informal notification from the FDA that our ANDA review is complete and that the citizen’s petition is actively being addressed by the FDA. We do not know the timeline over which the FDA will review this information, nor can we be sure that our additional information will fully satisfy the FDA’s request. If we are not successful at keeping our application as an ANDA, a 505(b)(2) NDA may be pursued or the application may be withdrawn. At this time, we are not able to determine to what degree the citizen’s petition will delay the FDA’s approval of our ANDA, how the Apotex filing priority will be resolved, or when, if at all, our calcitonin-salmon product will receive marketing approval from the FDA. On May 29, 2008 the federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. At June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

Carbetocin. Carbetocin, a long-acting analog of oxytocin, is a naturally produced hormone that may benefit autistic patients. In 2007, two foreign Phase 1 dose-escalation studies were conducted in healthy volunteers to evaluate the pharmacokinetics, bioavailability and safety of our carbetocin nasal spray. This program is on hold pending further funding or partnering.

Other Agreements

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

In October 2005, with our consent, Questcor assigned all of its rights and obligations under the Questcor Agreements to QOL Medical, LLC. (“QOL”). We received $2.0 million from Questcor in October 2005 as consideration for our consent to the assignment and in connection with our entering into an agreement with QOL that modified certain terms of the Questcor Agreements. The $2.0 million is being recognized ratably over the five-year life of the QOL agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of zero and approximately and $0.2 million in three months ended June 30, 2007 and 2008, respectively, and $0.2 million and $0.7 million in the six months ended June 30, 2007 and 2008, respectively.

Cytyc Corporation. In July 2003, we entered into a five-year agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. In July 2008, the agreement term lapsed and all rights reverted to us. We intend to evaluate further commercial prospects for this device.

Cash Position, Going Concern and Recent Financings

As of June 30, 2008, we had approximately $19.7 million in cash, cash equivalents and investments, including approximately $2.2 million in restricted cash. As of June 30, 2008, we had an accumulated deficit of $225.7 million, and we expect additional losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales. As a result of our collaborations and other agreements, we recognized revenue of approximately $4.9 million and $9.9 million in the three and six months ended June 30, 2007 and $0.8 million and $2.0 million in the three and six months ended June 30, 2008. This revenue related primarily to license and research fees received from P&G, Novo Nordisk and QOL in 2007 and from QOL and certain undisclosed feasibility partners in 2008.

On January 22, 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. However, our ability to raise capital using our effective shelf registration statements may be limited for so long as the public float of our common stock remains below $75 million.

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. However, we anticipate that in the second half of 2008 we may require additional capital to fund our ongoing operations. Our recent history of declining market valuation and continued volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. We received an opinion for the year ended December 31, 2007 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Revenue from contract research and development services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract research and development for the three and six months ended June 30, 2007 and 2008 were not material.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense for employees and non-employee directors is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”), Staff Accounting Bulletin No. 107, “Share Based Payment” and Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options” (SAB 110), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

For example, during the three month period ended June 30, 2008, approximately 4.4 million options were granted to employees and non-employee directors at a weighted average exercise price of $2.38 and weighted average fair value of $0.66 as determined by the Black-Scholes option pricing model. These options represent a total fair market value of approximately $5.4 million based upon the June 30, 2008 fair market value of $1.22. The following table illustrates the effect of changing significant variables on the estimated fair value using the Black-Scholes option pricing model of our options granted during the three month period ended June 30, 2008. In each analysis, the remaining variables are held constant:

	- one year	Current estimate of expected term	+ one year
Effect of a one year change in estimated expected term:
Variable changed
Estimated option life	4.8 years	5.8 years	6.8 years
Variables held constant
Exercise price	$2.38	$2.38	$2.38
Expected dividend yield	0%	0%	0%
Risk free rate	3.6%	3.6%	3.6%
Expected stock volatility	71%	71%	71%
Estimated fair value	$0.56	$0.66	$0.69

Our reported net loss was $14.3 million for the three months ended June 30, 2008. If the expected term for the options granted during the three month period ended June 30, 2008 increased or decreased by one year (all other variables held constant), the impact on our reported net loss would not have been material.

	- 10%	Current estimate of volatility	+10%
Effect of a 10% change in estimated volatility:
Variable changed
Expected stock volatility	61%	71%	81%
Variables held constant
Exercise price	$2.38	$2.38	$2.38
Expected dividend yield	0%	0%	0%
Risk free rate	3.6%	3.6%	3.6%
Estimated option life	5.8 years	5.8 years	5.8 years
Estimated fair value	$0.53	$0.66	$0.72

If expected stock volatility for the options granted during the three month period ended June 30, 2008 increased or decreased by 10% (all other variables held constant) the impact on our reported net loss would not have been material.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years based on the fair value of such stock-based awards on the grant date. We anticipate expected term and estimated volatility will remain within the ranges listed above in the near term, however, unanticipated business or other conditions may change which could result in differing future results.

In June 2008 we granted stock options to four non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three month period ended June 30, 2008, we recognized expense of approximately $38,000 relating to options granted to non-employee members of our Scientific Advisory Board.

Impairment of Long-Lived Assets, Assets Held for Sale and Inventory Reserve

Long-lived assets, such as property, plant and equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. At June 30, 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. As a result, the capital lease obligation related to these assets in the amount of $0.4 million was reclassified from long-term to short-term in the accompanying condensed consolidated balance sheets. We anticipate completing the sale of these assets in the third quarter of 2008.

At June 30, 2008, the cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® active pharmaceutical ingredient (“API”) and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product which is pending FDA approval. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. In May 2008, we learned of a confidential legal settlement between Novartis, the reference drug manufacturer, and Apotex, the generic manufacturer with filing priority. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. At June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at June 30, 2008	Fair value Measurements at June 30, 2008 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$16,614	$16,614	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	921	921	—	—

Total	$19,690	$19,690	$—	$—

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

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Revenue
License and research fees	$4,733	$431	$(4,302)	(91)%	$9,405	$1,113	$(8,292)	(88)%
Government grants	102	82	(20)	(20)%	202	175	(27)	(13)%
Product revenue	25	241	216		245	729	484

Total revenue	4,860	754	(4,106)	(84)%	9,852	2,017	(7,835)	(80)%

Operating expenses
Cost of product revenue	9	2,665	2,656		68	2,829	2,761
Research and development	12,764	8,493	(4,271)	(33)%	25,638	19,419	(6,219)	(24)%
Sales and marketing	631	445	(186)	(29)%	1,212	1,018	(194)	(16)%
General and administrative	4,484	3,380	(1,104)	(25)%	8,188	7,609	(579)	(7)%
Restructuring	—	—	—		—	1,917	1,917

Total operating expenses	17,888	14,983	(2,905)	(16)%	35,106	32,792	(2,314)	(7)%
Interest income	948	135	(813)	(86)%	1,905	428	(1,477)	(78)%
Interest and other expense	(287)	(237)	50	(17)%	(558)	(502)	56	10%

Net loss	$(12,367)	$(14,331)	$(1,964)	16%	$(23,907)	$(30,849)	$(6,942)	29%

Comparison of the Three Months and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2008

Revenue. We had revenue from certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
P&G	31%	0%	51%	0%
QOL	43%	47%	25%	48%
Novo Nordisk	21%	0%	20%	0%
Undisclosed partner – undisclosed compounds	2%	23%	1%	28%
Undisclosed partner – Factor IX	0%	18%	0%	14%

Total	97%	88%	97%	90%

License and research fees revenue. Revenue from license and research fees decreased in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which had been recorded as deferred revenue and was being amortized into revenue over the estimated development period. In the three months ended June 30, 2007, license and research fee revenue was primarily composed of the recognition of current period research and development fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. We also received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray in June 2007. The $2.0 million was recognized in full as revenue in the three months ended June 30, 2007.

Our agreement with P&G was terminated in November 2007. In addition, on January 16, 2008, Novo Nordisk terminated their feasibility study agreement with us, and as of June 30, 2008, our two feasibility studies with undisclosed partners had been completed. In the three and six months ended June 30, 2008, license and research fee revenue was primarily related to recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners.

Government grants revenue. The NIH awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended June 30, 2007 and 2008. Revenue recognized under this grant totaled $0.2 million for both the six month periods ended June 30, 2007 and 2008.

Product Revenue. During the three and six month periods ended June 30, 2007 and 2008, product revenue consisted of sales of our Nascobal® brand products. Product revenue increased to $0.2 million and $0.7 million in the three and six months ended June 30, 2008 compared to zero and $0.2 million in the three and six months ended June 30, 2007 due to increased product demand. We expect to continue to receive Nascobal® brand product revenue from QOL in the future.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. At June 30, 2008, the cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® API and materials, and $2.6 million of salmon-calcitonin API and materials for our nasal calcitonin-salmon product which is pending FDA approval. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. In May 2008, the federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. At June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

We produced two production lots of Nascobal® nasal spray under the supply agreement with QOL in the second quarter of 2008, compared to none in the second quarter of 2007. We produced six production lots of Nascobal® nasal spray in the first half of 2008 compared with two in the first half of 2007. We also experienced certain inefficiencies related to the restructuring in the first half of 2008, and we expect that cost of product revenue will track more consistently to product revenue in the future.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees, purchased IPR&D and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2008 decreased as compared to the 2007 period, due to the following:

•

Personnel-related expenses decreased by 53% and 42% to $2.6 million and $6.2 million in the three and six months ended June 30, 2008 compared to $5.5 million and $10.7 million in the three and six months ended June 30, 2007 due to a decrease in headcount in support of our R&D programs as a result of our restructuring and cost containment efforts.

•

Facilities and equipment costs decreased by 4% and 6% to $2.4 million and $4.6 million in the three and six months ended June 30, 2008 compared to $2.5 million and $4.9 million in the three and six months ended June 30, 2007 due to lower rent and related expenses allocated on a headcount basis. Depreciation expense included in R&D in the three and six month periods ended June 30, 2008 was $0.9 million and $1.7 million, compared with $0.8 million and $1.5 million in the three and six month periods ended June 30, 2007.

•

Non-cash stock-based compensation included in R&D expense was $0.7 million and $1.5 million in the three and six months ended June 30, 2008 and $0.6 million and $1.3 million in the three and six months ended June 30, 2007.

•

In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and our carbetocin nasal spray for patients with ASDs, causing a related increase in 2007 R&D expenses. We discontinued our PTH(1-34) clinical trial in the first quarter of 2008. Costs of clinical trials, consulting, outside services and laboratory supplies decreased by 33% and 15% to approximately $2.6 million and $6.8 million in the three and six months ended June 30, 2008 compared to approximately $4.0 million and $8.0 million in the three and six months ended June 30, 2007. Increased expenses related to RNAi-related research programs and continued spending for the Phase 2 clinical trial for PYY(3-36) which was completed in July 2008, were offset by decreased spending, as compared to the prior three and six month periods, on other programs such as carbetocin and PTH(1-34) which have been placed on hold pending further funding.

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
RNAi and TNF-a	15%	42%	15%	31%
Virology/Influenza	9%	2%	8%	5%

Subtotal	24%	44%	23%	36%

PTH(1-34)	6%	2%	19%	12%
PYY(3-36)	26%	32%	17%	29%
Insulin	10%	12%	11%	8%
Carbetocin	7%	0%	6%	1%
Calcitonin	4%	1%	3%	1%
Other research and development projects(1)	23%	9%	21%	13%

Total	100%	100%	100%	100%

(1)	Other research and development projects include our tight junction projects, excipient projects, feasibility projects and other projects.

We expect our R&D expenses to continue to decrease in the foreseeable future as we implement our restructuring and cost containment efforts. These expenditures are subject to uncertainties in timing and cost to completion. We test compounds in numerous pre-clinical studies for safety, toxicology and efficacy. We may then conduct early stage clinical trials. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, or if we decide to pursue a strategy of maintaining commercialization rights to a program, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us and our collaboration partners may take several years or more, as the length of time varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials and trade shows. The 29% and 16% decrease in sales and marketing expense in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulted primarily from decreased staffing as a result of our restructuring program and cost containment efforts. We expect sales and marketing costs, which include business development staff and activities, to continue to decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.

The 25% and 7% decrease in general and administrative expenses in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulted primarily from the following:

•

Personnel-related expenses decreased by 46% and 35% to $0.7 million and $1.7 million in the three and six months ended June 30, 2008 compared to $1.3 million and $2.6 million in the three months ended June 30, 2007 due primarily to decreased headcount due to our restructuring and cost containment efforts.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased 13% to approximately $4.3 million in the six months ended June 30, 2008 compared to approximately $3.8 million in the six months ended June 30, 2007 due primarily to increased legal fees in support of our IP patent estate in the first quarter of 2008. These costs decreased by 17% to approximately $1.9 million in the three months ended June 30, 2008 compared to approximately $2.3 million in the three months ended June 30, 2007 due primarily to our cost containment efforts.

•

Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.6 million and $1.3 million in the three and six months ended June 30, 2007 to $0.5 million and $1.1 million in the three and six months ended June 30, 2008.

We expect general and administrative expenses to continue to decrease in the foreseeable future as we implement our restructuring and cost containment efforts.

Restructuring. In November 2007 we reduced our workforce by 72 employees. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, thus reducing our workforce to approximately 85 employees. In connection with this second reduction in force, we incurred approximately $1.6 million of employee severance and related costs, of which $0.6 million was paid in the first quarter of 2008 and the remainder of which was paid in the second quarter of 2008. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained.

We are executing a plan to further reduce operating expenses and align our workforce with our strategic, business and research and development requirements. Under this plan, we intend to terminate 23 employees, primarily from our nasal programs. All affected employees were notified on August 4, 2008 and the majority will finish employment no later than August 31, 2008. Following this action, we will have approximately 55 full-time employees, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We expect to incur approximately $1.9 million in severance and related payroll costs as a result of this action, of which approximately $0.3 million had previously been recorded as an accrual for compensated employee absences. This reduction included three executives from our intranasal programs, including our President, Chief Business Officer and Chief Scientific Officer — Delivery. We believe we have retained and will continue to maintain sufficient resources to complete the sale or licensing of certain intranasal programs.

Given the triggering event as a result of the layoffs and further restructuring announced in the first quarter of 2008, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. At June 30, 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We anticipate completing the sale of these assets in the third quarter of 2008. In the second quarter of 2008, inventories, substantially all of which were raw materials for our calcitonin-salmon nasal spray that had been acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical, were considered by management to be impaired. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Interest Income. The 86% and 78% decrease in interest income in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to lower average balances available for investment in the current year period, as well as lower market interest rates earned on our invested funds. In January 2007 we raised net proceeds of approximately $40.9 million through issuance of our common stock. In April 2008, we raised net proceeds of approximately $7.3 million through issuance of our common stock and warrants.

Interest and Other Expense. We incurred interest expense on our capital leases. The decrease in interest expense in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was due to a decrease in the average borrowings, partially offset by a slightly higher weighted average interest rate.

Liquidity, Going Concern and Capital Resources

Cash Requirements

Our cash requirements consist primarily of the need for working capital, including funding R&D activities, clinical trial expenses and capital expenditures for the purchase of equipment. From time to time, we also may require capital for investments involving acquisitions and strategic relationships. We had an accumulated deficit of approximately $225.7 million as of June 30, 2008 and expect additional losses in the future as we continue to expand our R&D activities. In addition, we are planning to enter into various collaborations in furtherance of our R&D programs, and we may be required to reduce our R&D activities or raise additional funds from new investors or in the public markets.

Sources and Uses of Cash

We have financed our operations primarily through the sale of common stock and warrants through private placements and in the public markets, revenue received from our collaboration partners and, to a lesser extent, equipment financing facilities.

On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. Shelf registration statements enable us to raise capital in the public markets from the offering of securities covered by the shelf registration statements, from time to time and through one or more methods of distribution, subject to market conditions and our cash needs. However, our ability to raise capital using our effective shelf registration statements may be limited for so long as the public float of our common stock remains below $75 million.

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction.

In November 2007, we implemented a plan to reduce our operating costs and appropriately align our operations with our business priorities following the termination by P&G of its collaboration partnership with us with respect to PTH(1-34) nasal spray for the treatment of osteoporosis. As part of this plan, we terminated 72 employees across all areas of our operations and at all of our principal locations, thus reducing our workforce to approximately 160 full-time employees. In connection with this restructuring, we incurred approximately $0.8 million of employee severance and related costs, of which approximately $0.6 million was paid in the fourth quarter of 2007, and the remainder was paid in the first half of 2008. In February 2008, we terminated approximately 70 additional employees across all areas of our operations, further reducing our workforce to approximately 85 employees. In connection with the second reduction in force, we incurred approximately $1.6 million of additional employee severance and related costs which was paid in the first half of 2008. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter of 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained.

We are executing a plan to further reduce operating expenses and align our workforce with our strategic, business and research and development requirements. Under this plan, we intend to terminate 23 employees, primarily from our nasal programs. All affected employees were notified on August 4, 2008 and the majority will finish employment no later than August 31, 2008. Following this action, we will have approximately 55 full-time employees, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We expect to incur approximately $1.9 million in severance and related payroll costs as a result of this action, of which approximately $0.3 million had previously been recorded as an accrual for compensated employee absences. This reduction included three executives from our intranasal programs, including our President, Chief Business Officer and Chief Scientific Officer — Delivery. We believe we have retained and will continue to maintain sufficient resources to complete the sale or licensing of certain intranasal programs.

Given the triggering event as a result of the layoffs and further restructuring announced in the first quarter of 2008, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. At June 30, 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We anticipate completing the sale of these assets in the third quarter of 2008. In the second quarter of 2008, inventories, substantially all of which were raw materials for our calcitonin-salmon nasal spray that had been acquired by us in furtherance of satisfying our supply obligations under our agreement with Par Pharmaceutical, were considered by management to be impaired and we recorded a write-down of this inventory of approximately $2.6 million in the second quarter of 2008. We are also currently contemplating various options that may result in the consolidation of our Bothell, Washington headquarters into a single facility, and we are evaluating strategic alternatives for certain of our assets. The outcome of these events may cause us to reassess whether our assets are impaired, and the results associated with the finalization of such events could be material to our financial statements.

Our business model now centers on continuation of research and development activities focused on RNAi. We will also continue to manufacture Nascobal® spray under our agreement with QOL. There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

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

During the fourth quarter of 2007 and continuing in the first half of 2008, we implemented cost containment efforts and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

We used cash of $26.6 million in our operating activities in the first half of 2008, compared to $19.6 million in the first half of 2007. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D and clinical trial activities.

Our investing activities provided cash of $10.7 million in the first half of 2008, compared to $2.4 million in the first half of 2007. Changes in cash from investing activities are due primarily to maturities of investments net of purchases and purchases of property and equipment. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities.

Our financing activities provided cash of $4.8 million in the first half of 2008 compared to $41.8 million in the first half of 2007. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, borrowings and repayment of equipment financing facilities and proceeds from exercises of stock options and employee stock purchase plan purchases. We raised net proceeds of approximately $40.9 million in January 2007 through public placement of shares of our common stock and approximately $7.3 million in April 2008 through a registered direct offering of shares of our common stock and warrants.

Liquidity

We had a working capital (current assets less current liabilities) surplus of $11.8 million as of June 30, 2008. As of June 30, 2008, we had approximately $19.7 million in cash, cash equivalents and investments, including $2.2 million in restricted cash. We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $225.7 million as of June 30, 2008 and expect additional losses in the future as we continue our R&D and clinical trial activities. In addition, we have experienced negative cash flows from operations. The further development of our RNAi programs will require significant capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. While we continue to implement cost containment efforts, our operating expenses will consume a material amount of our cash resources.

Management is evaluating and implementing plans to address our liquidity needs, including restructuring our operations, facilities consolidations, reducing our workforce, renegotiating existing agreements with vendors, and taking other actions to limit our expenditures. On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to an additional 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. However, we anticipate that in second half of 2008 we may require additional capital to fund our ongoing operations. Our recent history of declining market valuation and volatility in our stock price could make it difficult to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. We have engaged BMO Capital Markets Corp. as our strategic advisor to assist us in identifying a partner or partners to further develop and commercialize our intranasal programs through either a sale or licensing transaction. Also, even if we achieve our targeted expense levels, we may be unable to do so without adversely affecting our business. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Contractual Obligations

Our contractual obligations have changed since December 31, 2007 to June 30, 2008 as follows:

•

Our purchase obligations decreased by approximately $1.6 million from approximately $2.3 million at December 31, 2007 to approximately $0.7 million at June 30, 2008 primarily due to the timing of purchase obligations for our clinical trials.

Our table of contractual obligations at December 31, 2007 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 8 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of the U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents, restricted cash and investments balances at June 30, 2008, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.2 million to interest income on an annual basis.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

In addition to the disclosure in Item 1A — Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, and the disclosure in Item 1A — Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, you should carefully consider the additional risk factors set forth below:

Our ability to utilize our net operating loss carryforwards is limited to certain annual limitations, and may be further limited by a change of control.

At December 31, 2007, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $176.5 million and $33.1 million, respectively, and had available tax credits of approximately $7.6 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2008, and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. An additional change of control as defined by such provisions may have resulted from our registered direct offering dated April 25, 2008, and, if so, the limitation on the usage of our net operating losses and tax credit carryforwards in the future would be significant.

If our generic calcitonin-salmon product is approved under the FDA’s Abbreviated New Drug Approval Authority, our ability to commercialize it will be subject to exclusivity periods provided by law.

Under U.S. law, the FDA awards 180 days of market exclusivity to the first generic manufacturer who challenges the patent of a branded product. However, amendments to the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the “Hatch-Waxman Act”) will affect the future availability of this market exclusivity in many cases. These amendments now require generic applicants to launch their products within certain time frames or risk losing the marketing exclusivity that they had gained through being a first-to-file applicant. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic calcitonin-salmon nasal spray. The amendments to the Hatch-Waxman Act do not apply to the Apotex nasal calcitonin-salmon product, which preceded the adoption of such amendments. In November 2002, Novartis brought a patent infringement action against Apotex claiming that Apotex’s nasal calcitonin-salmon product infringes on Novartis’ patents, seeking damages and requesting injunctive relief. On May 29, 2008 the federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. At June 30, 2008 we considered the carrying amount of this inventory to likely not be recoverable. Accordingly we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008.

Our revenues and profits from our generic calcitonin-salmon product, if approved, and any other approved products, will decline as our competitors introduce their own generic equivalents.

In October 2004, we entered into a license and supply agreement granting Par Pharmaceutical the exclusive U.S. distribution and marketing rights to our generic calcitonin-salmon nasal spray. Under the terms of our agreement with Par Pharmaceutical, we will seek to obtain FDA approval of generic calcitonin-salmon nasal spray and manufacture and supply finished product to Par Pharmaceutical, and Par Pharmaceutical will distribute the product in the U.S. Novartis, the supplier of a branded calcitonin-salmon nasal spray, may introduce a generic version through Sandoz US, its wholly-owned subsidiary, and Apotex has filed with the FDA a generic application of nasal calcitonin-salmon with a filing date that has priority over our ANDA. In May 2008, a federal district court dismissed a lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This has created uncertainty over our ability to launch our nasal calcitonin-salmon product. Selling prices of generic drugs typically decline, sometimes both rapidly and dramatically, as additional companies receive approvals for a given product and competition intensifies. To the extent that our collaboration partner and we succeed in being the first to market a generic version of a significant product, our initial sales and profitability following the introduction of such product will be subject to material reduction upon a competitor’s introduction of the equivalent product. In general, our ability to sustain our sales and profitability on any product over time is dependent on both the number of new competitors for such product and the timing of their approvals.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Tuesday, June 10, 2008:

1)	The election of the following eight (8) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Dr. Steven C. Quay	18,918,489	3,800,691
Susan B. Bayh	18,959,859	3,759,321
Dr. Alexander D. Cross	19,240,658	3,478,522
Daniel Peters	19,923,100	2,796,080
James E. Rothman, Ph.D.	20,241,437	2,477,743
John V. Pollock	19,006,291	3,712,889
Gregory Sessler	20,229,189	2,489,991
Bruce R. Thaw	19,030,808	3,688,372

2) Ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2008:

Votes FOR	Votes AGAINST	Votes ABSTAINED
21,232,841	574,776	911,562

3) The change in our capital structure by increasing the number of authorized shares of common stock from 50,000,000 to 90,000,000:

Votes FOR	Votes AGAINST	Votes ABSTAINED
18,133,946	4,378,325	206,908

4) The approval of our 2008 Stock Incentive Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
7,476,556	5,080,595	153,187	10,008,844

5) The approval of the amendment to our certificate of incorporation to change our name to MDRNA, Inc.:

Votes FOR	Votes AGAINST	Votes ABSTAINED
19,582,409	2,046,823	1,089,947

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 4, 2008.

MDRNA, INC.

By:	/s/ J. Michael French
J. Michael French Chief Executive Officer

By:	/s/ Bruce R. York
Bruce R. York Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Registrant, Atossa Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, between the Registrant and Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).

3.4	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.5	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

4.1	Rights Agreement, dated February 22, 2000, between the Registrant and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).

4.2	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Registrant and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.6	Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006, and incorporated herein by reference).(1)

Exhibit No.	Description

10.7	First Amendment to Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement dated December 16, 2005 by and between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005, and incorporated herein by reference).

10.9	Amended and Restated Employment Agreement dated June 10, 2008 by and between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

10.10	Employment Agreement effective as of August 17, 2006 by and between the Registrant and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006, and incorporated herein by reference).

10.11	Employment Agreement dated December 19, 2007 between the Registrant and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2007, and incorporated herein by reference).

10.12	Employment Agreement effective as of September 15, 2006 by and between the Registrant and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006, and incorporated herein by reference).

10.13	Employment Agreement effective as of March 7, 2008 by and between the Registrant and Bruce R. York (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).

10.14	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

10.15	The Registrant’s 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.16	The Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.17	Amendment No. 1 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.18	Amendment No. 2 to the he Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.19	The Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.20	Amendment No. 1 to the Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.21	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.22	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

10.23	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

Exhibit No.	Description

10.24	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.25	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).

10.26	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).

10.27	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).

10.28	Asset Purchase Agreement dated June 16, 2003, by and between the Registrant and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003, and incorporated herein by reference).

10.29	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.30	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.31	License and Supply Agreement by and between Par Pharmaceutical Companies, Inc. and the Registrant effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004, and incorporated herein by reference).(1)

10.32	Agreement dated as of September 23, 2005 by and between the Registrant and QOL Medical, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006, and incorporated herein by reference).(1)

10.33	Development and License Agreement by and between the Registrant and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).(1)

10.34	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.35	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.36	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

10.37	The Registrant’s 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).

10.38	Placement Agency Agreement, dated March 7, 2008, between the Registrant and Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.39	Securities Purchase Agreement, dated as of April 25, 2008, between the Registrant and the purchasers identified on the signature page thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.40	Form of Warrant (filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.41	Escrow Agreement, dated as of April 25, 2008, between the Registrant, Maxim Group LLC and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.