Form 10-Q
period 2008-09-30
MDRNA, Inc.
filed 2008-11-13
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 10, 2008	Common stock — $0.006 par value	31,246,417

MDRNA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,704	$8,719
Restricted cash	2,155	2,155
Short-term investments	11,714	—
Accounts receivable	324	—
Inventories	1,084	98
Prepaid expenses and other current assets	1,698	447
Assets held for sale	—	1,005

Total current assets	44,679	12,424
Long-term inventories	1,605	—
Property and equipment, net	15,004	8,502
Other assets	328	335

Total assets	$61,616	$21,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,216	$1,311
Accrued payroll and employee benefits	2,227	1,030
Accrued restructuring – current portion	151	2,723
Accrued expenses	1,331	595
Capital lease obligations — current portion	4,968	4,854
Deferred revenue — current portion	675	400

Total current liabilities	13,568	10,913
Capital lease obligations, net of current portion	5,757	1,755
Deferred revenue, net of current portion	718	418
Accrued restructuring, net of current portion	—	1,385
Other liabilities	2,353	1,467

Total liabilities	22,396	15,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 authorized:
26,753,430 shares issued and outstanding as of December 31, 2007 and 31,216,059 issued and outstanding as of September 30, 2008	234,065	247,107
Accumulated deficit	(194,865)	(241,784)
Accumulated other comprehensive income	20	—

Total stockholders’ equity	39,220	5,323

Total liabilities and stockholders’ equity	$61,616	$21,261

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands, except per share data)
Revenue
License and research fees	$1,792	$100	$11,197	$1,213
Government grants	105	62	307	237
Product revenue	—	243	245	972

Total revenue	1,897	405	11,749	2,422

Operating expenses:
Cost of product revenue, including inventory write-down of $0 and $2,579 in the three and nine months ended September 30, 2008, respectively	—	77	68	2,906
Research and development	13,774	7,603	39,412	27,022
Sales and marketing	517	422	1,729	1,440
General and administrative	4,573	2,080	12,761	9,689
Restructuring	—	6,167	—	8,084

Total operating expenses	18,864	16,349	53,970	49,141

Loss from operations	(16,967)	(15,944)	(42,221)	(46,719)

Other income (expense):
Interest income	817	69	2,722	497
Interest and other expense	(300)	(195)	(858)	(697)

Total other income (expense)	517	(126)	1,864	(200)

Net loss	$(16,450)	$(16,070)	$(40,357)	$(46,919)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.66)	$(0.52)	$(1.62)	$(1.62)

Shares used in computing net loss per share — basic and diluted	25,067	31,003	24,844	28,986

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Deficit	Income	Equity
	(In thousands, except share data)
Balance December 31, 2007	26,753,430	$234,065	$(194,865)	$20	$39,220
Sale of common stock and warrants, net	4,590,277	7,254	—	—	7,254
Compensation related to restricted stock, net of cancellations	(170,080)	2,175	—	—	2,175
Compensation related to stock options and employee stock purchase plan, net	42,432	3,613	—	—	3,613
Net loss	—	—	(46,919)	—	(46,919)
Unrealized loss on securities available for sale	—	—	—	(20)	(20)

Comprehensive loss	—	—	—	—	(46,939)

Balance September 30, 2008	31,216,059	$247,107	$(241,784)	$—	$5,323

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
	(In thousands)
Operating activities:
Net loss	$(40,357)	$(46,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	2,144	3,134
Non-cash compensation related to restricted stock	2,610	1,702
Depreciation and amortization	3,244	3,373
Loss on retirement of property and equipment	13	30
Write-down of inventory and prepaid supplies	—	2,681
Non-cash restructuring charges	—	5,448
Changes in assets and liabilities:
Accounts receivable	2,674	324
Inventories	24	12
Prepaid expenses and other assets	128	1,142
Accounts payable	(1,058)	(2,905)
Deferred revenue	(1,800)	(575)
Accrued expenses and other liabilities	759	(1,851)

Net cash used in operating activities	(31,619)	(34,404)

Investing activities:
Purchases of property and equipment	(3,524)	(112)
Proceeds from sales of property and equipment	—	614
Purchases of investments	(32,747)	(1,024)
Sales and maturities of investments	38,456	12,718

Net cash provided by investing activities	2,185	12,196

Financing activities:
Borrowings under capital lease obligations	3,802	—
Payments on capital lease obligations	(3,523)	(4,116)
Proceeds from exercise of stock options and employee stock purchase plan purchases	1,046	85
Proceeds from the issuance of common shares and warrants, net	40,923	7,254

Net cash provided by financing activities	42,248	3,223

Net increase (decrease) in cash and cash equivalents	12,814	(18,985)
Cash and cash equivalents — beginning of period	28,481	27,704

Cash and cash equivalents — end of period	$41,295	$8,719

Supplemental disclosure:
Cash paid for interest	$855	$697

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2007 and 2008 (Unaudited)

Note 1 — Description of Business and Going Concern

Business — We are a biotechnology company focused on the development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of over 30 scientists with expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) and delivery technologies have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally-developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform that will be the engine for our clinical pipeline as well as a versatile platform for establishing broad therapeutic partnerships with biotechnology and pharmaceutical companies. In order to protect our innovations that now encompass a broad platform of both RNAi and delivery technologies, and the eventual drug products that emerge from that platform, we will continue to aggressively build upon our extensive and enabling intellectual property (“IP”) estate.

By combining broad and proven expertise in RNAi science and delivery platforms, a strong IP position, and a pre-clinical pipeline in key therapeutic areas including oncology, metabolic disorders and inflammation, we have established ourselves as a leading RNAi-based therapeutics company. Our history has been based on nasal delivery; however, our current efforts are almost exclusively devoted to our RNAi programs, and our name has changed from Nastech Pharmaceutical Company Inc. to MDRNA, Inc. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. As of September 30, 2008, we had an accumulated deficit of approximately $241.8 million and expect to incur additional losses in the future as we continue our research and development (“R&D”) activities. We also have negative cash flows, and customers representing a majority of our 2007 revenue have terminated their contractual agreements with us. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require significant capital. At September 30, 2008, we had working capital (current assets less current liabilities) of $1.5 million and approximately $10.9 million in cash and cash equivalents, including $2.2 million in restricted cash. While we continue to implement cost containment efforts, our operating expenses, primarily R&D, will consume a material amount of our cash resources.

We believe that our current resources are sufficient to fund our planned operations into the first quarter of 2009. We based our estimate on our ability to perform planned R&D activities, the receipt of planned funding and proceeds from assets held for sale. Our recent decline in market valuation and volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or for any future period.

Principles of Consolidation — The financial statements include the accounts of MDRNA, Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA Research, Inc. (formerly MDRNA, Inc.). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include revenue recognition, R&D costs, stock-based compensation, inventory reserves, impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets, Assets Held for Sale and Inventory Reserve — Long-lived assets, such as property, equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date.

Estimated Accrued Restructuring Charges Related to Facility Consolidation — We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we have exited as of September 30, 2008. Under SFAS 146, an accrued liability for remaining lease termination costs is initially measured at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We used a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates. We review these estimates quarterly and adjust our accrual if necessary.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss, or net increase in cash and cash equivalents.

Recent Accounting Pronouncements — Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at	Fair value Measurements at September 30, 2008 using Fair Value Hierarchy
	September 30, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,719	$8,719	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	—	—	—	—

Total	$10,874	$10,874	$—	$—

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future R&D activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. We adopted the provisions of EITF 07-03 effective January 1, 2008. The adoption of EITF 07-03 did not have a significant impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

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

Note 3 — Inventories

Inventories, substantially all of which are raw materials, are stated at the lower of cost or market (first-in, first-out basis). At September 30, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® active pharmaceutical ingredient (“API”) and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product which is pending U.S. Food and Drug Administration (“FDA”) approval. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our abbreviated new drug approval (“ANDA”) for our generic nasal calcitonin-salmon product. In May 2008, a federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This created uncertainty over our ability to launch our nasal calcitonin-salmon product and caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”) should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time. For additional discussion of the status of our collaboration with Par Pharmaceutical, see Note 8: Intellectual Property and Contractual Agreements — Par Pharmaceutical.

Note 4 — Concentration of Credit Risk and Significant Customers

We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We are dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain successful collaborative arrangements. Our agreement with Procter & Gamble Pharmaceuticals, Inc. (“P&G”) was terminated in November 2007. In addition, in January 2008, Novo Nordisk A/S (“Novo Nordisk”) terminated their feasibility study agreement with us. As of the second quarter of 2008, our two feasibility studies with undisclosed partners had been completed. We had revenue from certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
P&G	35%	0%	49%	0%
QOL Medical, LLC (“QOL”)	5%	85%	22%	55%
Novo Nordisk	48%	0%	24%	0%
Undisclosed partner – undisclosed compounds	3%	0%	1%	23%
Undisclosed partner – Factor IX	0%	0%	0%	11%

Total	91%	85%	96%	89%

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

	As of September 30,
	2007	2008
Stock options outstanding under our various stock option plans	2,415	7,952
Unvested restricted stock	681	155
Warrants	661	6,197

Total	3,757	14,304

Note 6 — Stockholders’ equity and comprehensive loss

Common Stock — At our annual meeting of stockholders in June 2008, the stockholders approved an increase in the authorized number of shares of our common stock from 50,000,000 to 90,000,000. There were no changes to the rights, preferences or privileges of our common stock.

Common Stock Offerings — On January 22, 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. As of September 30, 2008, we had approximately $110.4 million remaining on our effective shelf registration statements.

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction.

Comprehensive Loss — Comprehensive loss was $16.4 million and $16.1 million for the three months ended September 30, 2007 and 2008. Comprehensive loss was $40.3 million and $46.9 million for the nine months ended September 30, 2007 and 2008. The only difference between net loss as reported and comprehensive loss is the change in unrealized gains and losses on available-for-sale securities.

Stockholder Rights Plan — In February 2000, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each right entitles the holder, once the right becomes exercisable, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share. We issued these rights in March 2000 to each stockholder of record on such date, and these rights attach to shares of common stock subsequently issued. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors and could, therefore, have the effect of delaying or preventing someone from taking control of us, even if a change of control were in the best interest of our stockholders.

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

NASDAQ Deficiency Notice — On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the last 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until March 18, 2009, to regain compliance. The letter further advises that such compliance can be achieved if, at any time before March 18, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ suspended enforcement of the minimum bid price requirement through January 16, 2009, and accordingly, our date to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5) has been extended to June 22, 2009. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

Note 7 — Stock-based compensation

The following table summarizes stock-based compensation expense recorded related to stock-based awards (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2008	2007	2008
Stock-based compensation:
Research and development	$908	$1,529	$2,234	$2,982
Sales and marketing	76	129	314	365
General and administrative	869	420	2,206	1,489

Total stock-based compensation	$1,853	$2,078	$4,754	$4,836

Stock Options — In June 2008, our 2008 Stock Incentive Plan was approved by our stockholders and options were issued to certain non-employee directors, non-employee members of our Scientific Advisory Board and employees. An aggregate of 4,500,000 shares of common stock is available for grant pursuant to the 2008 Stock Incentive Plan. Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 1,099,963 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years of the options based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan and certain employment agreements we have with key officers). The following summarizes stock option activity during the nine month period ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2007	2,412	$13.26
Options granted	6,272	2.32
Options exercised	—	—
Options forfeited	(461)	3.27
Options expired	(271)	9.42

Outstanding at September 30, 2008	7,952	$5.34	8.2 years	$—

Exercisable at September 30, 2008	1,977	$13.48	4.0 years	$—

We currently use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment” (“SAB 107”) provided for a simplified method for estimating expected term for “plain-vanilla” options. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, SAB No. 110, “Year-End Help for Expensing Employee Stock Options” (“SAB 110”) was released, which extended the use of the simplified method if a company met certain criteria. We have concluded that we meet the criteria to continue to use the simplified method as we have had significant structural changes in our business such that our historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. We have elected to follow the guidance of SAB 107 and SAB 110 and have continued to use the simplified method in determining expected term for all of our stock option awards to employees and directors, with the exception of stock options granted in June 2008 to our Chief Scientific Officer. We used a 10-year expected term as these options contractually allow an exercise period up to the full 10-year term of the options.

We estimate volatility of our common stock by using our stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Forfeitures are estimated based on historical experience. The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Expected dividend yield	*	0%	0%	0%
Risk free interest rate	*	3.1%	4.7%	3.5%
Expected stock volatility	*	75%	64%	71%
Expected option life	*	6.0 years	5.8 years	7.1 years
Fair value of options granted	*	$0.40	$7.65	$0.80

*	No options were granted during the three months ended September 30, 2007.

As of September 30, 2008, we had approximately $4.4 million of total unrecognized employee and non-employee director compensation cost related to unvested stock options granted. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.7 years.

The intrinsic value of stock options outstanding and exercisable at September 30, 2008 is based on the $0.39 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.39 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.39. As of that date there were no options outstanding and exercisable which had an exercise price less than $0.39. The following summarizes stock option activity during the three and nine month periods ended September 30, 2007 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Intrinsic value of options exercised	$562	$—	$638	$—
Fair value of options that vested	1,634	2,147	2,826	3,016

At September 30, 2008, options to purchase up to 7,951,807 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 155,076 shares of our common stock were outstanding under our 2004 Plan and 720,934 shares were available for future grants or awards under our various stock incentive plans.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was not material. Our August 2008 workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of their outstanding unvested options was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense of $0.4 million was included in restructuring expense in the three and nine month periods ended September 30, 2008.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We have no treasury shares as of September 30, 2008 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Non-Employee Option Grants — In June 2008 we granted stock options to four non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other

Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three and nine month periods ended September 30, 2008, we recognized expense of approximately $14,000 and $52,000, respectively, relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our board of directors. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Certain share awards provide for accelerated vesting if there is a change in control (as defined in the Plan and certain employment agreements which we have with key officers). We granted restricted stock awards representing 167,985 shares of common stock with a per share weighted average fair value of $11.30 in the three month period ending September 30, 2007. No restricted stock awards were granted in the three month period ended September 30, 2008. We granted restricted stock awards representing 325,403 and 66,429 shares of common stock with a per share weighted average fair value of $11.92 and $2.28 in the nine month periods ending September 30, 2007 and 2008. Additional information on restricted shares is as follows (in thousands, except per share amounts):

	Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested restricted shares outstanding December 31, 2007	610	$12.89
Restricted shares granted	67	2.28
Restricted shares forfeited	(237)	12.26
Restricted shares vested	(285)	12.28

Outstanding at September 30, 2008	155	$10.43

The fair value of restricted stock vested during the three month periods ended September 30, 2007 and 2008 was approximately $1.5 million and $1.9 million. The fair value of restricted stock vested during the nine month periods ended September 30, 2007 and 2008 was approximately $2.6 million and $3.5 million.

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $3.3 million at September 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.5 years.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 21,320 restricted shares which would have vested for the retiring directors over the next one or two years. Additional compensation expense recognized as a result of the modification was not material. Our August 2008 workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of all of their outstanding unvested restricted stock awards was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense in the amount of $0.5 million was included in restructuring expense in the three and nine month periods ended September 30, 2008.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock were reserved for issuance under our ESPP. Under the terms of our ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Our initial six-month purchase period started October 1, 2007 and ended on March 31, 2008. On April 1, 2008, 42,432 shares of common stock were purchased under the ESPP at $2.00 (85% of the market value of $2.35 on March 31, 2008). Our second six-month purchase period started April 1, 2008 and ended October 1, 2008. On October 1, 2008, 32,159 shares of common stock were purchased under the ESPP at $0.33 (85% of the market value of $0.39 on September 30, 2008). The amount expensed related to our ESPP in the three and nine month periods ended September 30, 2008 was $26,000 and $99,000 based on employee contributions and on the following weighted average variables:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Expected dividend yield	*	0%	*	0%
Risk free interest rate	*	1.5%	*	3.8%
Expected volatility	*	130%	*	76%
Expected term	*	0.5 years	*	0.5 years
Fair value	*	$1.19	*	$3.27

*	The ESPP began on October 1, 2007.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At December 31, 2007, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09 which expired in September 2008. On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants were evaluated under the guidance set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We considered the provisions of EITF 00-19 with respect to the warrants and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and are appropriately classified as equity. The following summarizes warrant activity during the nine month period ended September 30, 2008 (in thousands).

Warrants outstanding, December 31, 2007	144
Warrants issued	6,197
Warrants exercised	—
Warrants expired	(144)

Warrants outstanding, September 30, 2008	6,197

Weighted average exercise price, September 30, 2008	$2.33

Note 8 — Intellectual Property and Contractual Agreements

RNAi-related

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

University of Michigan — In May 2008, we entered into an exclusive license agreement to IP from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance gene expression knockdown. Together with the DiLA2 Platform of novel delivery lipids, these delivery peptides improve the therapeutic potential of our drug candidates.

University of Helsinki — In June 2008, we entered into a collaboration with Dr. Pirjo Laakkonen and the Biomedicum Helsinki to screen our patented phage display library, the Trp Cage library. The goal of the work is to discover and evaluate peptides for their potential to be incorporated into our siRNA formulations to contribute to targeting particular tissues or organs indicated in a given disease. We expect to use the peptides to improve and increase the delivery options for siRNA, including nanoparticle technology and the combination of novel peptides with our DiLA2 Platform.

Université Laval (Quebec) — We are collaborating with Université Laval in the area of therapeutic siRNAs against pulmonary viruses including respiratory syncytial virus (“RSV”) and human metapneumovirus.

Government Grants — In September 2006, the National Institutes of Health, or NIH, awarded us a $1.9 million grant over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended September 30, 2007 and 2008. Revenue recognized under this grant totaled $0.3 million for the nine month period ended September 30, 2007 and $0.2 million for the nine month period ended September 30, 2008.

Alnylam Pharmaceuticals, Inc. (“Alnylam”) — In July 2005, we acquired an exclusive InterfeRx™ license from Alnylam to discover, develop, and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis and certain chronic diseases. Under the agreement, Alnylam received an initial license fee from us and would receive annual and milestone fees and royalties on sales of any products covered by the licensing agreement. We expensed the initial license fee as R&D expense in 2005. That agreement specified a three-year discovery period with an option to convert a research program to a development and commercialization program. We previously waived our rights to other open targets under the license from Alnylam. In 2006, we licensed IP from City of Hope for Dicer substrate. Based on this licensed IP as well as results from our own efforts in siRNA chemistries and deliveries, we chose to proceed with a Dicer substrate against TNF-alpha. As a result, we allowed our agreement with Alnylam to expire in July 2008.

Intranasal related

Procter & Gamble Pharmaceuticals, Inc. — In January 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis and in December 2006, we entered into the First Amendment to the License Agreement. Under our agreements with P&G, we received an initial $10.0 million cash payment, which was recorded as deferred revenue and was being amortized into revenue over the estimated development period, a $7.0 million milestone payment received and recognized in full as revenue in the second quarter of 2006, and $11.9 million and $4.3 million in R&D reimbursements recognized as revenue in 2006 and 2007, respectively. Our agreements with P&G were terminated in November 2007, at which time we reacquired all rights and data associated with the PTH(1-34) program. The unamortized balance of P&G’s $10.0 million initial payment, approximately $5.5 million, was recognized as revenue in the fourth quarter of 2007.

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

Par Pharmaceutical — In October 2004, we entered into a license and supply agreement with Par Pharmaceutical for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis, which is pending FDA approval. Under the terms of the agreement, we will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization. At September 30, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® API and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. In May 2008, the federal district court dismissed the lawsuit brought by Novartis against Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. Under the agreement, we made an equity investment in and paid an initial license fee to Thiakis. We expensed the equity investment and initial license fee as R&D expense in 2004. Under the agreement, Thiakis is entitled to receive an annual fee, additional milestone fees, patent-based royalties, and additional equity investments based upon future progress of the IP and product development processes. On November 5, 2008, we gave notice to terminate our agreement with Thiakis.

Other

Questcor Pharmaceuticals, Inc. (“Questcor”)/QOL — In October 2005, we received $2.0 million from Questcor Pharmaceuticals Inc. (“Questcor”) as consideration for our consent to the assignment of the 2003 Questcor Asset Purchase and Supply Agreement (the “QOL Agreement”) and in connection with our entering into an agreement with QOL Medical, LLC (“QOL”) that modified certain terms of the QOL Agreement. Under the terms of the, the QOL Agreement, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products. The $2.0 million is being recognized ratably over the five-year life of the QOL Agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of approximately $0 and $0.2 million in three months ended September 30, 2007 and 2008, respectively, and approximately $0.2 million and $0.9 million in the nine months ended September 30, 2007 and 2008, respectively.

Cytyc Corporation (“Cytyc”) — In July 2003, we entered into a five-year agreement with Cytyc pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. In July 2008, the agreement term lapsed and all rights reverted to us. We intend to surrender the rights to this device to a related party in the fourth quarter of 2008, in consideration of such party’s assumption of all liabilities related to the device.

Feasibility Agreements — We have entered into various feasibility agreements, which are generally for terms of one year or less, including Novo Nordisk and other undisclosed partners. In January 2008, Novo Nordisk completed their feasibility study agreement with us and decided not to further advance the work. As of the second quarter of 2008, our two feasibility studies with undisclosed partners had been completed.

Note 9 — Commitments and Contingencies

Leases — We lease space for our manufacturing, R&D and corporate offices in Bothell, Washington under operating leases expiring in 2016 and for manufacturing, warehousing and R&D activities in Hauppauge, New York under operating leases expiring in June 2010. In connection with the terms of the leases of our Bothell, Washington facilities, we provided our landlords with stand-by letters of credit that total approximately $2.2 million.

We have entered into a capital lease agreement with GE Capital Corporation, which allows us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we have purchased assets approved by GE Capital Corporation, at which date GE Capital Corporation assumes ownership of the assets and we are reimbursed. The equipment is then leased to us. We borrowed approximately $0.8 million and $0 in the nine months ended September 30, 2007 and 2008, respectively. Weighted average interest rates on capital lease borrowings were approximately 10.4% and 9.9%, respectively, for the three and nine month periods ended September 30, 2007 and 10.7% and 10.6% for the three and nine month periods ended September 30, 2008.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Accrued Restructuring and Assets Held for Sale

Commencing in the fourth quarter of 2007 and continuing in the first nine months of 2008, we implemented plans to restructure operations to concentrate resources on key programs, and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment. In connection with these operational changes, we suspended further clinical development of our intranasal programs. We have reduced our workforce from approximately 235 employees in late 2007 to approximately 58 full-time employees as of September 30, 2008, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy (see Note 2). In addition, we also incurred approximately $0.3 million related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

Our August 2008 workforce reduction included three executives from our intranasal programs. As previously disclosed in Note 7, in accordance with the terms of their employment agreements, the vesting of their outstanding unvested options and restricted stock was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense of approximately $0.9 million was included in restructuring expense in the three and nine month periods ended September 30, 2008. We also incurred an additional $1.5 million in employee termination costs in the third quarter of 2008.

During the third quarter of 2008, we closed our facility at 3450 Monte Villa and we began marketing the facility for a sublease tenant. We have recorded a restructuring liability of approximately $3.1 million, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We used a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. The related deferred rent liability of approximately $1.0 million was recorded as a reduction to restructuring expense in the three months ended September 30, 2008. We also incurred approximately $0.1 million in additional costs associated with the September 2008 exit of our 3450 Monte Villa facility. We expect to incur approximately $1.0 million in accretion expense through the expiration of our 3450 Monte Villa lease in January 2016. As of September 30, 2008, we believe we have completed the employee terminations and facility closures related to our restructuring plans. We will continue to negotiate an early termination or sublease of the 3450 Monte Villa facility lease to further reduce fixed operating costs.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. In the third quarter of 2008, leasehold improvements having a net book value of approximately $1.5 million were considered impaired by management as they related to our exited facility. A related charge has been included in restructuring expense for the three and nine months ended September 30, 2008. At the end of the second quarter of 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We completed the sale of these assets in the third quarter of 2008. During the third quarter of 2008, we had additional sales of property and equipment totaling $0.3 million in net realizable value, less costs to sell, and the net loss on sale of approximately $63,000 was included in restructuring expense for the three and nine month periods ended September 30, 2008. At September 30, 2008, property and equipment having a net realizable value of approximately $1.0 million, net of estimated costs to sell, was held for sale.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates.

The components of restructuring are summarized as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2008	2007	2008
Employee severance and termination benefits	$—	$2,363	$—	$3,986
Property and equipment impairment	—	1,592	—	1,592
Facility related charges	—	2,212	—	2,212
Other restructuring charges	—	—	—	294

Total restructuring	$—	$6,167	$—	$8,084

The following table reflects the activity in accrued restructuring for the nine months ended September 30, 2008 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Other	Total
Balance, December 31, 2007	$151	$—	$—	$151
Additional accruals	3,119	3,180	294	6,593
Payments	(2,264)	(78)	(294)	(2,636)

Balance, September 30, 2008	$1,006	$3,102	$—	$4,108

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

Note 12 — Subsequent Events through November 12, 2008

Ribotask ApS. In October 2008, we announced that we had acquired IP related to non-nucleotide chemistry from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to RISC and Dicer-length siRNAs in a novel and proprietary manner.

Severance. In October 2008, we announced the termination of employment of our Chief Scientific Officer, effective November 30, 2008. In connection with the termination, we incurred a severance liability of approximately $1.7 million which will be paid on or before June 30, 2009. In addition, as of November 30, 2008, 42,000 remaining unvested restricted shares will become fully vested and unvested options to purchase 1,700,000 shares of common stock at a weighted average exercise price of approximately $2.84 per share that had been previously granted pursuant to his employment agreement will become fully vested and exercisable. Additional unvested options to purchase 2,831 shares of common stock at an exercise price of $13.16 per share will also become fully vested and exercisable in accordance with the terms of his employment agreement. The former executive also agreed to surrender, without consideration, for cancellation, options to purchase up to an aggregate of 700,000 shares of common stock, namely options to purchase up to 600,000 shares of common stock at an exercise price of $14.72 per share and options to purchase up to 100,000 shares of common stock at an exercise price of $25.00 per share, effective October 28, 2008. In connection with the termination, we expect to recognize approximately $2.9 million in non-cash stock-based compensation expense in the fourth quarter of 2008, of which $2.5 million relates to the acceleration of vesting of unvested options and awards under the terms of the agreement.

New Chief Scientific Officer. In October 2008, we announced that we had hired a new Chief Scientific Officer, effective January 2, 2009. In connection with the terms of the new Chief Scientific Officer’s employment agreement, we will grant options to purchase up to 360,000 shares of common stock at an exercise price to be determined on the date of grant which will be January 2, 2009.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K, as may be supplemented or amended by our Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

Overview

We are a biotechnology company focused on the development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of over 30 scientists with expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) and delivery technologies have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally-developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform that will be the engine for our clinical pipeline as well as a versatile platform for establishing broad therapeutic partnerships with biotechnology and pharmaceutical companies. In order to protect our innovations that now encompass a broad platform of both RNAi and delivery technologies, and the eventual drug products that emerge from that platform, we will continue to aggressively build upon our extensive and enabling intellectual property (“IP”) estate.

By combining broad and proven expertise in RNAi science and delivery platforms, a strong IP position, and a pre-clinical pipeline in key therapeutic areas including oncology, metabolic disorders and inflammation, we have established ourselves as a leading RNAi-based therapeutics company. Our history has been based on nasal delivery; however, our current efforts are almost exclusively devoted to our RNAi programs, and our name has changed from Nastech Pharmaceutical Company Inc. to MDRNA, Inc. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

Commencing in the fourth quarter of 2007 and continuing in the first nine months of 2008, we implemented plans to restructure operations to concentrate resources on key programs, and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment. In connection with these operational changes, we suspended further clinical development of our intranasal programs. We have reduced our workforce from approximately 235 employees in late 2007 to approximately 58 employees as of September 30, 2008, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. Our business model now centers on continuation of research and development (“R&D”) activities focused on

RNAi. We will also continue to manufacture Nascobal® spray under our agreement with QOL Medical, LLC (“QOL”). There can be no assurance that our focus on these programs will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, success of research efforts or our ability to partner our product candidates, and may have a material impact on our financial results.

RNAi

We are developing novel technologies and therapeutics based on RNAi to down-regulate the expression of certain disease-causing proteins that are over-expressed in inflammation, cancer and other diseases. Therapeutics based on RNAi work through a naturally-occurring process within cells that has the effect of reducing levels of genetic material (messenger RNA) required for the production of proteins. RNAi is not gene therapy, but instead targets messenger RNA that is downstream of DNA. Nevertheless, RNAi enables the targeting of disease at a genetic level, and thus with very high specificity. The Nobel Prize-winning discovery of RNAi has led to its wide use in the research of biological mechanisms and target validation. It is recognized as having tremendous potential in its own right for use as a pharmaceutical. We have created novel RNAi structures for targeting specific diseases and have a variety of proprietary delivery platforms and technologies to enable a range of development programs spanning multiple therapeutic areas. Our current programs and technologies continue to demonstrate significant progress in pursuing therapeutic indications such as oncology, infectious diseases, metabolic dysfunction, and inflammation-associated disorders. Our current technologies have shown impressive pre-clinical efficacy and a clear potential for commercial application in systemic and local delivery. We intend to expand on those pre-clinical successes as we move toward early clinical studies as appropriate, and increase the breadth and capabilities of our infrastructure and platform including our second-generation technologies in both siRNAs and delivery. Our business model anticipates that the expansion and advancement of a therapeutic pipeline will bring proof of concept for our siRNA and delivery technologies and corporate capabilities, and bring value for shareholders through licensing activities and therapeutic development collaborations with potential partners.

Platform Technologies

We are making advancements in both of the areas crucial to superior RNAi therapeutics, the active drug, siRNA, and the delivery component that is proving to be the biggest technical challenge in bringing RNAi-based drugs to the clinic and eventually to the market in broad application.

siRNA. Our most advanced siRNA platform is a Dicer substrate (“D-siRNA”). Our D-siRNA is a duplex of two strands of RNA of differing lengths, one of 25 nucleotides (“25-mer”), the other a 27-mer. These duplexes are intentionally made longer so that they enter the RNAi pathway earlier than the traditional RNA Induced Silencing Complex (“RISC”) substrate. We and others have discovered that the Dicer substrate design can provide higher potency than RISC substrates directed against a given gene. Additionally, the “extra” nucleotides provide convenient places of attachment for delivery molecules such as peptides and proteins, without interfering with the enzymatic processes of RNA interference. The Dicer enzyme removes the extra as it prepares the siRNA for loading into the RISC. The higher potency of D-siRNAs and ease of attaching delivery directly to the active drug can enhance the overall efficacy of an RNAi-based therapeutic product.

Meroduplex is our second-generation siRNA platform, which we invented and developed. It is a three-stranded design, introducing a nick or gap in the strand of the RNA duplex not intended to be used in RNAi. Meroduplex constructs are showing improved properties over two-stranded constructs in certain safety aspects associated with nucleic acid drugs, with minimal or no changes in potency.

Delivery. Both of our lead candidates for our most advanced programs utilize a lipid-based delivery technology (liposome), and incorporate a novel and proprietary lipid we call DiLA2. This lipid was designed by our scientists based on amino acid (e.g., peptide/protein-based) chemistry. A DiLA2 -containing liposome has several advantages including chemistry; enabling safe and natural metabolism by the body, the ability to adjust liposome size, shape, and circulation time, thereby influencing bio-distribution; attachment points for molecules that can influence other delivery-related attributes such as targeting and cellular uptake. Our siRNA formulations using different members of the DiLA2 lipid family have shown safe and effective delivery for both local and systemic delivery as described further below.

Our second generation delivery emphasizes the use of peptides to provide enhanced delivery, for example improving cellular uptake, intracellular function, nanoparticle formation and targeting. Ongoing developments include the use of peptide technology exclusively licensed by us from the University of Michigan, to a class of peptides used in the “condensation” of siRNA to form compact and potent nanoparticles of siRNA; screening of our proprietary phage display library for targeting and cellular uptake peptides, in collaboration with the University of Helsinki; internal discovery and development of peptides or other compounds recognized as having targeting or cellular uptake properties. Our goal in the use of such technologies is to decrease the amount of final drug required to produce the same effect, both by potentiating the drug product as well as directing more of the final drug dose to the intended site of action.

Our most advanced RNA program has demonstrated efficacy in animal models against multiple influenza strains, including avian influenza (H5N1). Since the influenza virus has a demonstrated ability to develop mutations in its genetic sequence that allow it to acquire drug resistance to current therapies, or to infect other hosts, e.g., avian influenza to infect humans. Our approach is to target highly conserved regions across all known human strains as well as identified avian strains. siRNA therapeutic targeting sequences that are highly conserved are broadly active across strains and may be less likely to mutate. The ability to target across all flu genomes, including avian and others having pandemic potential, may provide a solution to this treatment of pathogenic influenza. We believe our lead candidate represents a viable approach to fighting a pandemic influenza outbreak and is one of the most advanced anti-influenza compounds based on RNAi. Our lead candidate can be administered by inhalation to maximize delivery to lung and has the potential to be delivered to the nasal cavity to prevent or abate early viral infections. The product is being designed for ease of use by patients and for long-term stability, both of which are essential for stockpiling the product for rapid mobilization and immediate use during an influenza epidemic or a more concerning pandemic. We are currently seeking a partner in the biodefense sector to advance this program.

We are working on a number of pre-clinical siRNA programs including the following:

•

Metabolic disorders. We identified a lead siRNA candidate for Apolipoprotein B (“ApoB”) in the third quarter of 2008. ApoB is a protein used by the body for transport of cholesterol, in particular LDL cholesterol, which has been proposed as a major underlying factor in cardiovascular disease secondary to hypercholesterolemia. ApoB is synthesized in the liver and parts of the small intestine. We have pre-clinical data demonstrating the efficacy of our lead siRNA candidate formulated in our proprietary DiLA[2] – based liposome. Our studies to date have demonstrated that administration of formulated siRNA results in substantial and specific reduction in levels of ApoB messenger RNA in both liver and jejunum and decreased cholesterol levels in blood.

•

Oncology. We are pursuing RNAi-based treatments for bladder cancer and lung cancer. Bladder cancer is the fifth most common cancer in the U.S. with 67,000 new cases each year. It is the seventh most common cancer in the world, including 120,000 new cases each year in Europe. The National Cancer Institute estimates that in 2008, lung cancer will be diagnosed in over 200,000 individuals in the U.S. and over 160,000 lung cancer patients will die from their illness. Current treatments for these cancers include repeated surgeries or even removal of all or part of the involved organ for some patients. The prognosis for lung cancer patients is particularly poor as the overall five-year survival rate for lung cancer is approximately 15 percent. We are currently evaluating panels of siRNAs against several gene targets for our programs in both bladder and lung cancer. For bladder cancer we have identified highly potent siRNA lead candidates. We intend to begin pre-IND studies in early 2009.

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

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and acquire our RNAi technologies and IP estate.

As of November 5, 2008, we had, either through ownership of or access to, through exclusive licenses, four issued patents and 304 pending patent applications to protect our RNAi proprietary technologies.

RNAi Intellectual Property and Contractual Agreements

A major part of our business strategy is to enter into collaborations and strategic partnerships with pharmaceutical companies and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and IP to further our development efforts and to generate revenue.

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

University of Michigan. In May 2008, we entered into an exclusive license agreement to IP from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance gene expression knockdown. Together with the DiLA2 platform of novel delivery lipids, these delivery peptides improve the therapeutic potential of our drug candidates.

University of Helsinki. In June 2008, we entered into a collaboration with Dr. Pirjo Laakkonen and the Biomedicum Helsinki to screen our patented phage display library, the Trp Cage library. The goal of the work is to discover and evaluate peptides for their potential to be incorporated into our siRNA formulations to contribute to targeting particular tissues or organs indicated in a given disease. We expect to use the peptides to improve and increase the delivery options for siRNA, including nanoparticle technology and the combination of novel peptides with our DiLA2 platform.

Université Laval (Quebec). We are collaborating with Université Laval in the area of therapeutic siRNAs against pulmonary viruses including respiratory syncytial virus (“RSV”) and human metapneumovirus.

Ribotask ApS. In October 2008, we announced that we had acquired IP related to non-nucleotide chemistry from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to RISC and Dicer-length siRNAs in a novel and proprietary manner.

Government Grants. In September 2006, the National Institutes of Health, or NIH, awarded us a $1.9 million grant over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended September 30, 2007 and 2008. Revenue recognized under this grant totaled $0.3 million for the nine month period ended September 30, 2007 and $0.2 million for the nine month period ended September 30, 2008.

Intranasal Programs

As previously discussed, we continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

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

We have engaged in a variety of pre-clinical initiatives, alone and with partners, to explore a range of potential therapeutic applications of our tight junction technology. Certain of these initiatives included funded feasibility studies in which our tight junction drug delivery technology is combined with already-approved therapeutics, or product candidates currently in development, to determine if formal pre-clinical trials are warranted. In 2007, we participated in three external feasibility studies with three different partners, including a multi-compound feasibility study with Novo Nordisk with respect to certain undisclosed Novo Nordisk therapeutic compounds, a Factor IX development program for the treatment of hemophilia with an undisclosed partner and a program with an undisclosed partner to deliver an undisclosed anti-seizure medication. Feasibility studies, typically lasting approximately one year, allow us to efficiently evaluate opportunities in which our tight junction technology may produce a product that has improved therapeutic and commercial promise. In January 2008, Novo Nordisk A/S (“Novo Nordisk”) terminated their feasibility study agreement with us. In the second quarter of 2008, our two feasibility studies with undisclosed partners had been completed.

Through our expertise in tight junction biology, we are developing, or have developed, clinical product candidates in multiple therapeutic areas, including the following:

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

Calcitonin. In October 2004, we entered into a license and supply agreement with Par Pharmaceutical Companies, Inc. (“Par Pharmaceutical”) for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis which is pending FDA approval. Under the terms of the agreement, we will manufacture and supply finished calcitonin-salmon nasal spray product to Par Pharmaceutical, while Par Pharmaceutical will distribute the product in the U.S. The financial terms of the agreement include milestone payments, product transfer payments for manufactured product and profit sharing following commercialization. At September 30, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® API and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. In May 2008, the federal district court dismissed the patent infringement lawsuit brought by Novartis against Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

Other intranasal programs. We have also developed a rapid-acting nasal insulin product that recently completed a Phase 2 clinical trail in patients with diabetes, a product (Peptide YY(3-36)) for the treatment of obesity, a product (PTH(1-34)) for the treatment of osteoporosis and a product (carbetocin) for the treatment of autism, all of which are on hold pending further funding or partnering.

Other Agreements

Questcor Pharmaceuticals, Inc./QOL Medical LLC. In February 2005, the FDA approved our Nascobal® nasal spray 505(b)(2) application for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. We developed the Nascobal® nasal spray as an alternative to Nascobal® (Cyanocobalamin, USP) gel, an FDA-approved product launched in 1997. In October 2005, we received $2.0 million from Questcor Pharmaceuticals Inc. (“Questcor”) as consideration for our consent to the assignment of the 2003 Questcor Asset Purchase and Supply Agreement (the “QOL Agreement”) and in connection with our entering into an agreement with QOL that modified certain terms of the QOL Agreement. Under the terms of the QOL Agreement, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products. The $2.0 million is being recognized ratably over the five-year life of the QOL Agreement. QOL also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office (“PTO”) of a patent covering any formulation that treats any indication identified in our NDA for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of approximately $0 and $0.2 million in three months ended September 30, 2007 and 2008, respectively, and approximately $0.2 million and $0.9 million in the nine months ended September 30, 2007 and 2008, respectively.

Cytyc Corporation. In July 2003, we entered into a five-year agreement with Cytyc Corporation (“Cytyc”) pursuant to which Cytyc acquired patent rights to our Mammary Aspirate Specimen Cytology Test (“MASCT”) device. Under the terms of the agreement, we received a license fee from Cytyc in 2003 and reimbursement for the cost of patent maintenance and further patent prosecution if incurred during the term of the agreement. In July 2008, the agreement term lapsed and all rights reverted to us. We intend to surrender the rights to this device to a related party in the fourth quarter of 2008, in consideration of such party’s assumption of all liabilities related to the device.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, we had an accumulated deficit of approximately $241.8 million and expect to incur additional losses in the future as we continue our R&D activities. We also have negative cash flows, and customers representing a majority of our 2007 revenue have terminated their contractual agreements with us. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require significant capital. At September 30, 2008, we had working capital (current assets less current liabilities) of $1.5 million and approximately $10.9 million in cash and cash equivalents, including $2.2 million in restricted cash. While we continue to implement cost containment efforts, our operating expenses, primarily R&D, will consume a material amount of our cash resources.

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

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction.

We believe that our current resources are sufficient to fund our planned operations into the first quarter of 2009. We based our estimate on our ability to perform planned R&D activities, the receipt of planned funding and proceeds from assets held for sale. Our recent decline in market valuation and volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. We received an opinion for the year ended December 31, 2007 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the last 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until March 18, 2009, to regain compliance. The letter further advises that such compliance can be achieved if, at any time before March 18, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ suspended enforcement of the minimum bid price requirement through January 19, 2009, and accordingly, our date to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5) has been extended to June 22, 2009. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

During the fourth quarter of 2007 and continuing in the first nine months of 2008, we implemented cost containment efforts and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. We will continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

We used cash of $34.4 million in our operating activities in the first nine months of 2008, compared to $31.6 million in the first nine months of 2007. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by depreciation and amortization, non-cash charges related to restructuring and write-down of inventory and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. In the nine month period ended September 2008, cash payments for severance, benefits and related costs due to our workforce reductions totaled approximately $2.3 million. We expect to continue to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of $12.2 million in the first nine months of 2008, compared to $2.2 million in the first nine months of 2007. Changes in cash from investing activities are due primarily to maturities of investments net of purchases, purchases of property and equipment and proceeds from sales of property and equipment. We have pledged approximately $2.2 million of our cash as collateral for letters of credit for leased facilities.

Our financing activities provided cash of $3.2 million in the first nine months of 2008 compared to $42.2 million in the first nine months of 2007. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, borrowings and repayment of equipment financing facilities and proceeds from exercises of stock options and employee stock purchase plan purchases. We raised net proceeds of approximately $40.9 million in January 2007 through public placement of shares of our common stock and approximately $7.3 million in April 2008 through a registered direct offering of shares of our common stock and warrants.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, inventory reserves, asset impairments, restructuring accruals, requirements for and computation of allowances for doubtful accounts, allowances for product returns and expense accruals. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) and the guidance set forth in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next 12 months is classified as current.

Substantially all of our revenues are generated from research and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and licensing arrangements may include upfront non-refundable payments, development milestone payments, payments for contract R&D services performed, patent-based or product sale royalties, government grants, and product sales. For each separate unit of accounting, we have determined that the delivered item has value to the customer on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

During 2007, we recognized revenue over the estimated development period for a $10.0 million license fee received in early 2006 from Procter & Gamble Pharmaceuticals, Inc. (“P&G”). As noted above, we adjust the period on a prospective basis when changes in circumstances indicate a significant increase or decrease in the estimated development period has occurred. For example, our P&G collaboration agreement was amended in December 2006 and we reviewed the estimated development period at that time. Since additional clinical studies were added to the project plan, the estimated development period was lengthened and the portion of the initial $10.0 million recognized each period as revenue was adjusted on a prospective basis to reflect the longer period.

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

Revenue from contract R&D services performed is generally received for services performed under collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract R&D costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract R&D for the three and nine months ended September 30, 2007 and 2008 were not material.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense for employees and non-employee directors is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”), Staff Accounting Bulletin No. 107, “Share Based Payment” and Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options” (“SAB 110”), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

During the three month period ended September 30, 2008, 5,500 options were granted, at a weighted average price of $0.60 and weighted average fair value of $0.40 as determined by the Black Scholes option pricing model, and if expected term or expected stock volatility for the options granted during the three month period ended September 30, 2008 increased or decreased by 10% (all other variables held constant) the impact on our reported net loss would not have been material.

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

In June 2008 we granted stock options to four non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three and nine month periods ended September 30, 2008, we recognized expense of approximately $14,000 and $52,000, respectively, relating to options granted to non-employee members of our Scientific Advisory Board.

Impairment of Long-Lived Assets, Assets Held for Sale and Inventory Reserve

Long-lived assets, such as property, equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date.

Estimated Accrued Restructuring Charges Related to Facility Consolidation

We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we have exited as of September 30, 2008. We have recorded an accrued restructuring liability, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We used a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. Payment of rent related to this facility is reflected as a reduction in the amount of the accrued restructuring liability. We will recognize accretion expense due to the passage of time as an additional restructuring charge. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates.

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

Recently Issued Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our financial assets subject to fair value measurements and the necessary disclosures are as follows (amounts in thousands):

	Fair Value at	Fair value Measurements at September 30, 2008 using Fair Value Hierarchy
	September 30, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,719	$8,719	$—	$—
Restricted cash	2,155	2,155	—	—
Short-term investments	—	—	—	—

Total	$10,874	$10,874	$—	$—

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

In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future R&D activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. We adopted the provisions of EITF 07-03 effective January 1, 2008. The adoption of EITF 07-03 did not have a significant impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

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

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Revenue
License and research fees	$1,792	$100	$(1,692)	(94)%	$11,197	$1,213	$(9,984)	(89)%
Government grants	105	62	(43)	(41)%	307	237	(70)	(23)%
Product revenue	—	243	243		245	972	727

Total revenue	1,897	405	(1,492)	(79)%	11,749	2,422	(9,327)	(79)%

Operating expenses
Cost of product revenue	—	77	77		68	2,906	2,838
Research and development	13,774	7,603	(6,171)	(45)%	39,412	27,022	(12,390)	(31)%
Sales and marketing	517	422	(95)	(18)%	1,729	1,440	(289)	(17)%
General and administrative	4,573	2,080	(2,493)	(55)%	12,761	9,689	(3,072)	(24)%
Restructuring	—	6,167	6,167		—	8,084	8,084

Total operating expenses	18,864	16,349	(2,515)	(13)%	53,970	49,141	(4,829)	(9)%
Interest income	817	69	(748)	(92)%	2,722	497	(2,225)	(82)%
Interest and other expense	(300)	(195)	105	(35)%	(858)	(697)	161	(19)%

Net loss	$(16,450)	$(16,070)	$(380)	(2)%	$(40,357)	$(46,919)	$(6,562)	16%

Comparison of the Three and Nine Months Ended September 30, 2007 to the Three and Nine Months Ended September 30, 2008

Revenue. We had revenue from certain significant customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
P&G	35%	0%	49%	0%
QOL	5%	85%	22%	55%
Novo Nordisk	48%	0%	24%	0%
Undisclosed partner – undisclosed compounds	3%	0%	1%	23%
Undisclosed partner – Factor IX	0%	0%	0%	11%

Total	91%	85%	96%	89%

License and research fees revenue. Revenue from license and research fees decreased in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which had been recorded as deferred revenue and was being amortized into revenue over the estimated development period. In the three months ended September 30, 2007, license and research fee revenue was primarily composed of the recognition of current period R&D fees related to our collaboration with P&G, including a portion of the $10.0 million discussed above, as well as recognition of other revenue from other collaboration agreements. We also received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray in June 2007. The $2.0 million was recognized in full as revenue in the second quarter of 2007.

Our agreement with P&G was terminated in November 2007. In addition, in January 2008, Novo Nordisk terminated their feasibility study agreement with us, and as of the second quarter of 2008, our two feasibility studies with undisclosed partners had been completed. In the three and nine months ended September 30, 2008, license and research fee revenue was primarily related to recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners.

Government grants revenue. The NIH awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for both the three month periods ended September 30, 2007 and 2008. Revenue recognized under this grant totaled $0.3 million for the nine month period ended September 30, 2007 and $0.2 million for the nine month period ended September 30, 2008.

Product Revenue. During the three and nine month periods ended September 30, 2007 and 2008, product revenue consisted of sales of our Nascobal® brand products. Product revenue increased to $0.2 million and $0.9 million in the three and nine months ended September 30, 2008 compared to $0 and $0.2 million in the three and nine months ended September 30, 2007 due to increased product demand. We expect to continue to receive Nascobal® brand product revenue from QOL in the future.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. At September 30, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® API and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product which is pending FDA approval. Apotex has filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. In May 2008, the federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This created uncertainty over our ability to launch our nasal calcitonin-salmon product and has caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. It is possible that we may receive partial or full reimbursement under the terms of our contractual arrangement with Par Pharmaceutical should we not be able to use this material in connection with our manufacturing arrangement, but the amount and timing of any such reimbursement are not determinable at this time.

We produced two production lots of Nascobal® nasal spray under the supply agreement with QOL in the third quarter of 2008, compared to none in the third quarter of 2007. We produced eight production lots of Nascobal® nasal spray in the first nine months of 2008 compared with two in the first nine months of 2007. We expect that cost of product revenue will track consistently to product revenue in the future.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees, patent filing fees and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2008 decreased as compared to the 2007 period, due to the following:

•

Personnel-related expenses decreased by 62% and 49% to $2.0 million and $8.2 million in the three and nine months ended September 30, 2008 compared to $5.2 million and $16.0 million in the three and nine months ended September 30, 2007 due to a decrease in headcount in support of our R&D programs as a result of our restructuring and cost containment efforts.

•

Facilities and equipment costs decreased by 17% and 10% to $2.0 million and $6.6 million in the three and nine months ended September 30, 2008 compared to $2.4 million and $7.3 million in the three and nine months ended September 30, 2007 due to lower rent and related expenses allocated on a headcount basis. Depreciation expense included in R&D expense in the three and nine month periods ended September 30, 2008 was $0.7 million and $2.4 million, compared to $0.9 million and $2.4 million in the three and nine month periods ended September 30, 2007.

•

Non-cash stock-based compensation included in R&D expense was $1.5 million and $3.0 million in the three and nine months ended September 30, 2008 and $0.9 million and $2.2 million in the three and nine months ended September 30, 2007.

•

In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and our carbetocin nasal spray for patients with autism spectrum disorders, causing a related increase in 2007 R&D expenses. We discontinued our PTH(1-34) clinical trial in the first quarter of 2008. Costs of clinical trials, consulting, outside services and laboratory supplies decreased by 63% and 33% to approximately $1.8 million and $8.6 million in the three and nine months ended September 30, 2008 compared to approximately $4.8 million and $12.8 million in the three and nine months ended September 30, 2007. Increased expenses related to RNAi-related research programs and continued spending for the Phase 2 clinical trial for PYY(3-36) which was completed in July 2008, were offset by decreased spending, as compared to the prior three and nine month periods, on other programs such as carbetocin, insulin and PTH(1-34) which have been placed on hold pending further funding.

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Inflammation	18%	41%	16%	33%
ApoB and metabolic	0%	6%	0%	1%
Oncology	0%	3%	0%	1%
Virology/Influenza	5%	2%	7%	4%

RNAi Subtotal	23%	52%	23%	39%

PTH(1-34)	2%	0%	13%	9%
PYY(3-36)	29%	52%	21%	34%
Insulin	12%	1%	11%	7%
Carbetocin	11%	(9)%	8%	(1)%
Calcitonin	2%	1%	3%	1%
Other R&D projects(1)	21%	3%	21%	11%

Total	100%	100%	100%	100%

(1)	Other R&D projects include our tight junction projects, excipient projects, feasibility projects and other projects.

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

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, sales materials and trade shows. The 18% and 17% decrease in sales and marketing expense in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 resulted primarily from decreased staffing as a result of our restructuring program and cost containment efforts. We expect sales and marketing costs, which include business development staff and activities, to decrease significantly in the next quarter as a result of our most recent reduction in force and our continued cost containment efforts.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 55% and 24% decrease in general and administrative expenses in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 resulted primarily from the following:

•

Personnel-related expenses decreased by 58% and 41% to $0.5 million and $2.2 million in the three and nine months ended September 30, 2008 compared to $1.2 million and $3.7 million in the three and nine months ended September 30, 2007 due primarily to decreased headcount due to our restructuring and cost containment efforts.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased 64% and 15% to $0.8 million and $5.1 million in the three and nine months ended September 30, 2008 compared to $2.2 million and $6.0 million in the three and nine months ended September 30, 2007 due primarily to decreased legal fees in support of our IP patent estate in the third quarter of 2008. These costs decreased by 74% to approximately $0.3 million in the three months ended September 30, 2008 compared to approximately $1.3 million in the three months ended September 30, 2007. Other administrative costs such as office supplies, printing, conferences and training also decreased due primarily to our cost containment efforts.

•

Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.9 million and $2.2 million in the three and nine months ended September 30, 2007 to $0.4 million and $1.5 million in the three and nine months ended September 30, 2008.

We expect general and administrative expenses to continue to decrease in the foreseeable future.

Restructuring. Commencing in the fourth quarter of 2007 and continuing in the first nine months of 2008, we implemented plans to restructure operations to concentrate resources on key programs, and we continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment. In connection with these operational changes, we suspended further clinical development of our intranasal programs. We have reduced our workforce from approximately 235 employees in late 2007 to approximately 58 full-time employees as of September 30, 2008, including approximately six full-time-equivalents maintaining our manufacturing, quality assurance and quality control operations in support of our current partnerships. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

Our August 2008 workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of their outstanding unvested options and restricted stock was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense of approximately $0.9 million was included in restructuring expense in the three and nine months ended September 30, 2008. We also incurred an additional $1.5 million in employee termination costs in the third quarter of 2008.

During the third quarter of 2008, we closed our facility at 3450 Monte Villa and we began marketing the facility for a sublease tenant. We have recorded a restructuring liability of approximately $3.1 million, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We used a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. The related deferred rent liability of approximately $1.0 million was recorded as a reduction to restructuring expense in the three months ended September 30, 2008. We also incurred approximately $0.1 million in additional costs associated with the September 2008 exit of our 3450 Monte Villa facility. We expect to incur approximately $1.0 million in accretion expense through the expiration of our 3450 Monte Villa lease in January 2016. As of September 30, 2008, we believe we have completed the employee terminations and facility closures. We will continue to negotiate an early termination or sublease of the 3450 Monte Villa facility lease to further reduce fixed operating costs.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. In the third quarter of 2008, leasehold improvements having a net book value of approximately $1.5 million were considered impaired by management as they related to our exited facility. A related charge has been included in restructuring expense for the three and nine months ended September 30, 2008. At the end of the second quarter of 2008, laboratory and manufacturing equipment having a net realizable value of approximately $0.4 million, net of estimated costs to sell, was held for sale. We completed the sale of these assets in the third quarter of 2008. During third quarter of 2008, we had additional property and equipment sales totaling $0.3 million in net book value, and the net loss on sale of approximately $63,000 was included in restructuring expense for the three and nine month periods ended September 30, 2008. At September 30, 2008, property and equipment having a net realizable value of approximately $1.0 million, net of estimated costs to sell, was held for sale.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates.

The components of restructuring are summarized as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2008	2007	2008
Employee severance and termination benefits	$—	$2,363	$—	$3,986
Property and equipment impairment	—	1,592	—	1,592
Facility related charges	—	2,212	—	2,212
Other restructuring charges	—	—	—	294

Total restructuring	$—	$6,167	$—	$8,084

The following table reflects the activity in accrued restructuring for the nine months ended September 30, 2008 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Other	Total
Balance, December 31, 2007	$151	$—	$—	$151
Additional accruals	3,119	3,180	294	6,593
Payments	(2,264)	(78)	(294)	(2,558)

Balance, September 30, 2008	$1,006	$3,102	$—	$4,186

Interest Income. The 92% and 82% decrease in interest income in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to lower average balances available for investment in the current year period, as well as lower market interest rates earned on our invested funds. In January 2007 we raised net proceeds of approximately $40.9 million through issuance of our common stock. In April 2008, we raised net proceeds of approximately $7.3 million through issuance of our common stock and warrants.

Interest and Other Expense. We incurred interest expense on our capital leases. The decrease in interest expense in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was due to a decrease in the average borrowings, partially offset by a slightly higher weighted average interest rate.

Contractual Obligations

Our contractual obligations have changed since December 31, 2007 to September 30, 2008 as follows:

•

Our purchase obligations decreased by approximately $1.9 million from approximately $2.3 million at December 31, 2007 to approximately $0.4 million at September 30, 2008 primarily due to the timing of purchase obligations for our clinical trials, which were completed as of September 30, 2008.

Our table of contractual obligations at December 31, 2007 and the above disclosure does not include contingent liabilities for which we cannot reasonably predict future amounts and timing, and therefore, excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in Note 8 to our condensed consolidated financial statements. In addition, in October 2008, we announced the termination of employment of our Chief Scientific Officer, effective November 30, 2008. In connection with the termination, we incurred a severance liability of approximately $1.7 million which will be paid on or before June 30, 2009. The severance liability is not included in the obligations disclosed above.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. We invest in interest-bearing instruments that are classified as cash and cash equivalents, restricted cash and investments. Our investment policy is to manage our total invested funds to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest in debt instruments of the U.S. Government. Unrealized gains or losses related to fluctuations in interest rates are reflected in other comprehensive income or loss. Based on our cash and cash equivalents and restricted cash balances at September 30, 2008, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.1 million to interest income on an annual basis.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

In addition to the disclosure in Item 1A — Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, and the disclosure in Item 1A — Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, you should carefully consider the additional risk factors set forth below:

If we are unable to comply with the minimum requirements for quotation on the NASDAQ Global Market and are delisted from the NASDAQ Global Market, the liquidity and market price of our common stock would decline.

On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the last 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until March 18, 2009, to regain compliance. The letter further advises that such compliance can be achieved if, at any time before March 18, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. On October 16, 2008, NASDAQ suspended enforcement of the minimum bid price requirement through January 16, 2009, and accordingly, our date to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5) has been extended to June 22, 2009. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

If we do not regain compliance by June 22, 2009, NASDAQ will provide us with written notification that our common stock may be delisted. At that time, we may appeal NASDAQ’s decision to a Listing Qualifications Panel pursuant to the Marketplace Rule 4800 series. Alternatively, we may apply to transfer the listing of our common stock to the NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c) (other than the minimum bid price requirement of Rule 4310(c)(4)). If our application is approved, we will be afforded the remainder of the second 180 calendar day compliance period in order to regain compliance with the minimum bid price requirement while our common stock trades on the NASDAQ Capital Market.

If we were to be delisted from the NASDAQ Global Market, or are unable to transfer the listing of our common stock to the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the Over the Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink-sheets”. Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 13, 2008.

MDRNA, INC.

By:	/s/ J. Michael French
J. Michael French Chief Executive Officer

By:	/s/ Bruce R. York
Bruce R. York Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Registrant, Atossa Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated September 30, 2002, between the Registrant and Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).

3.4	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.5	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

4.1	Rights Agreement, dated February 22, 2000, between the Registrant and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).

4.2	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Registrant and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.3	Securities Purchase Agreement dated as of June 25, 2004 (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 25, 2004, and incorporated herein by reference).

10.1	Lease Agreement for facilities at 45 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

10.3	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

10.4	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.5	Lease Agreement for facilities at 80 Davids Drive, Hauppauge, NY, effective as of July 1, 2005 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.6	Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006, and incorporated herein by reference).(1)

Exhibit No.	Description

10.7	First Amendment to Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.8	Amended and Restated Employment Agreement dated December 16, 2005 by and between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 16, 2005, and incorporated herein by reference).

10.9	Amended and Restated Employment Agreement dated June 10, 2008 by and between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

10.10	Employment Agreement effective as of August 17, 2006 by and between the Registrant and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006, and incorporated herein by reference).

10.11	Employment Agreement dated December 19, 2007 between the Registrant and Dr. Gordon C. Brandt (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2007, and incorporated herein by reference).

10.12	Employment Agreement effective as of September 15, 2006 by and between the Registrant and Timothy M. Duffy (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2006, and incorporated herein by reference).

10.13	Employment Agreement effective as of March 7, 2008 by and between the Registrant and Bruce R. York (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).

10.14	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

10.15	Employment Agreement effective as of January 2, 2009 by and between the Registrant and Barry Polisky (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2008 and incorporated herein by reference).

10.16	The Registrant’s 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).

10.17	The Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).

10.18	Amendment No. 1 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.19	Amendment No. 2 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.20	The Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.21	Amendment No. 1 to the Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.22	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).

10.23	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

10.24	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

Exhibit No.	Description

10.25	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.26	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).

10.27	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).

10.28	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).

10.29	Asset Purchase Agreement dated June 16, 2003, by and between the Registrant and Questcor Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated June 17, 2003, and incorporated herein by reference).

10.30	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.31	Form of Warrant (filed as Exhibit 99.3 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).

10.32	License and Supply Agreement by and between Par Pharmaceutical Companies, Inc. and the Registrant effective as of October 22, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2004, and incorporated herein by reference).(1)

10.33	Agreement dated as of September 23, 2005 by and between the Registrant and QOL Medical, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2005 and filed on July 26, 2006, and incorporated herein by reference).(1)

10.34	Development and License Agreement by and between the Registrant and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).(1)

10.35	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.36	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).

10.37	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

10.38	The Registrant’s 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).

10.39	Placement Agency Agreement, dated March 7, 2008, between the Registrant and Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.40	Securities Purchase Agreement, dated as of April 25, 2008, between the Registrant and the purchasers identified on the signature page thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.41	Form of Warrant (filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

10.42	Escrow Agreement, dated as of April 25, 2008, between the Registrant, Maxim Group LLC and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.