Form 10-K
period 2008-12-31
MDRNA, Inc.
filed 2009-04-08
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-13789

MDRNA, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway Bothell, Washington	98021 (Zip Code)
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

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $35.4 million as of June 30, 2008 based upon the closing price of $1.22 per share on the Nasdaq Global Market reported on June 30, 2008.

As of March 31, 2009, there were 34,831,459 shares of the Registrant’s $0.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s fiscal year ended December 31, 2008 to be issued in conjunction with the Registrant’s annual meeting of stockholders expected to be held on May 20, 2009 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the Registrant with the SEC not later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2008.

MDRNA, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding for our company;

•	the success or failure of our research and development programs or the programs of our partners;

•	our efforts to collaborate with pharmaceutical and biotechnology companies to develop products;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	our ability to attract and retain our key officers and employees;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits;

•	our ability to maintain our listing on The NASDAQ Stock Market; and

•	our ability to develop and commercialize our products before our competitors.

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I

ITEM 1.    Business.

OVERVIEW & BUSINESS STRATEGY

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team, of approximately 30 scientists, brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

We have recently completed a major restructuring of our business to enable us to implement our business strategy. Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and eventually to have the opportunity to commercialize a drug therapy. With respect to collaborations and strategic partnerships, we are currently focused on our Meroduplex and UsiRNA constructs, as well as our DiLA2 (Di-Alkylated Amino Acid) and peptide delivery technologies. Typically, we would expect to collaborate with partners who can take a drug candidate through to commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative arrangements in such a manner to receive upfront license fees, research and development (“R&D”) funding, milestone payments and royalties on commercial sales of products.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

RECENT DEVELOPMENTS

Restructuring

We have recently completed a nine-month effort to restructure our business from a clinical stage intranasal delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 44 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical, Inc. (“Par”) in March 2009. Our business model is now centered on the development of strategic R&D partnerships with international pharmaceutical companies as well as the pre-clinical and early stage clinical development of our own pipeline of RNAi-based therapeutics. Over the near and mid-term, we will focus on: (1) expanding our delivery technologies; (2) maintaining and expanding our IP estate; (3) continuing our cost containment efforts; and

(4) raising sufficient capital necessary to support and execute our business model. There can be no assurance that our efforts will produce acceptable results. This business model or any other future changes to the business may not prove successful in the short or long term due to a variety of factors, including competition, success of our research efforts or our ability to establish pharmaceutical partnerships, and may have a material impact on our financial results including a decline in our stock price.

GE Capital Corporation

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which we borrowed funds from GECC to partially finance the purchase of certain equipment leased to us by GECC. We borrowed approximately $5.5 million from GECC evidenced by a promissory note issued to GECC. No additional advances are available under the Loan Agreement. The outstanding principal balance bears interest in arrears from the date of the Loan Agreement until the loan is fully repaid at a fixed rate of 12.29% per year. The loan was paid down to $1.8 million in March 2009 at which time the remaining loan balance was re-amortized to be paid off in 12 equal monthly payments of approximately $160,000 each. There are acceleration clauses, which include additional payments to the principal based on the proceeds of certain transactions, which could result in the loan being repaid prior to April 2010. In addition, the loan requires a fee of 3% of the original balance to be paid at the time the loan is paid in full, subject to certain early payoff reductions. Substantially all of our assets now owned, including our intellectual property, secure our obligations under the Loan Agreement. We are not precluded, however, from entering into strategic licensing or partnership transactions by the Loan Agreement as evident by the Roche, Novartis and Par transactions all completed after January 2009.

Amylin

In February 2009, we announced an amendment to our 2006 Development and License Agreement (the “License Agreement”) with Amylin Pharmaceuticals, Inc. (“Amylin”) for the development of intranasal exenatide. The License Agreement was amended in January 2009 so that we would receive an accelerated $1.0 million milestone payment in January 2009 and in exchange, we agreed to reduce the aggregate amount of milestone and royalty payments that could be due to us from $89 million to $80 million. Additionally, we will no longer be responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture.

Roche

In February 2009, we entered into an agreement with F. Hoffmann-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, non-exclusive license to a portion of our drug discovery platform in consideration of a one-time, non-refundable licensing fee.

Novartis

In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive license to our liposomal DilA2-based siRNA delivery in consideration of a one-time, non-refundable fee of $7.25 million. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform.

Par

In April 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par acquired our manufacturing facilities in Hauppauge, New York as well as our Abbreviated New Drug Application

(“ANDA”) for generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we received upfront cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par will assume our current supply and manufacturing obligations with QOL Medical, LLC (“QOL”) for Nascobal® nasal spray, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees.

Reduction of Certain Obligations

Beginning in January 2009, we engaged in negotiations to reduce certain current and future obligations, including: (1) professional service fees due to our vendors incurred in the normal course of our business; (2) rent on our 3450 Monte Villa Parkway facility (“3450 Monte Villa”) in Bothell, Washington, which we ceased to use in 2008; and (3) severance obligations due to former employees of the company.

In February and March 2009, we issued to eight of our vendors an aggregate of 1,364,285 shares of our common stock to settle amounts due to these vendors of approximately $0.6 million in total.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to BioMed Realty (“BioMed”), the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to BioMed, and granted BioMed certain piggyback registration rights with respect to the Shares until the Shares may be sold publicly without restriction under the Securities Act. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010.

In March 2009, we negotiated amendments to our agreements regarding severance obligations to both the former President and to the former Chief Scientific Officer of the Company to reduce our overall cash obligations through September 2009. In particular, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay to him a reduced sum of $0.9 million and to issue to him 731,275 unregistered shares of our common stock, in full satisfaction of $1.7 million in severance obligations. These obligations were included in accrued payroll and employee benefits at December 31, 2008. We anticipate making the cash payment to the former executive in June 2009. We have also agreed to file a registration statement with the Securities and Exchange Commission to register the shares to be issued to the former executive on or prior to September 30, 2009.

RESEARCH AND DEVELOPMENT

Our research and development personnel are organized into functional teams that include pharmacology, toxicology, chemistry, formulation, cell biology, bioinformatics, process development and project management. We conduct our research and development activities at our headquarters in Bothell, Washington. Although we will continue to invest in research and development, we anticipate that our research and development costs will decrease in 2009 compared to prior years due to our restructuring from being a clinical-stage intranasal drug delivery company to becoming a pre-clinical RNAi drug discovery company.

RNAi — BASED THERAPEUTICS

Overview

We are developing novel technologies and therapeutics based on the Nobel Prize-winning discovery of RNAi. The discovery of RNAi, in 1988, has led not only to its widespread use in the research of biological mechanisms and target validation but also to its application in down regulating the expression of certain disease-causing proteins found in multiple diseases such as inflammation, cancer, and metabolic dysfunction. RNAi-based therapeutics work through a naturally occurring process within cells that has the effect of reducing levels of messenger RNA (mRNA) required for the production of proteins. RNAi enables the targeting of disease at a genetic level and thus is highly specific to particular disease-causing proteins. At this time, several RNAi-based therapeutics are being evaluated in human clinical trials.

We have created a drug discovery platform, which combines novel and proprietary siRNA constructs with novel and proprietary siRNA delivery technologies, to develop RNAi-based therapeutics for the treatment of human diseases. In 2008, we demonstrated pre-clinical efficacy using both systemic and local routes of administration in rodent models of cancer and metabolic dysfunction. At present, we have focused our resources on liver cancer (hepatocellular carcinoma — HCC) as our sole therapeutic indication. We intend to build on our pre-clinical successes in 2008 as we move our HCC program toward early clinical studies. In addition, we will continue to increase the breadth and capabilities of our drug discovery platform including advancing additional proprietary delivery technologies. Our business model anticipates that the advancement of a therapeutic pipeline, either through partnerships or on our own, will provide proof of concept for our drug discovery platform as well as value for shareholders.

RNAi Drug Discovery Platform

We are making advances in both areas crucial to the development of RNAi-based therapeutics: siRNA constructs and siRNA delivery. Although each are equally important to the development of an effective therapeutic, the scientific challenges of siRNA delivery appear to be one of the most significant obstacles to the broad use of RNAi-based therapeutics in the treatment of human diseases.

siRNA Constructs.    Our siRNA constructs include novel substitution chemistry (Unlocked Nucleobase Analogs, or “UNAs”), and a novel three-stranded construct (“Meroduplex”). Data generated so far by our scientists have shown impressive efficacy in cellular and in vivo models, and these proprietary technologies represent significant promise for the field and for our business prospects.

Our UsiRNAs (siRNAs that incorporate UNAs) have shown important advantages when compared to standard siRNA molecules and modifications, in terms of efficacy and safety. When UNAs are used to replace RNA bases in a siRNA, they “protect” the siRNA from enzymes in the body that destroy small siRNAs inside cells and circulating in the blood. Our data indicate that the appropriate substitution of UNA in place of RNA maintains the potent activity of our siRNAs, and could ultimately lead to effective protein down regulation with lower total doses of siRNA. UNAs also appear to “shield” the siRNA from the host’s immune defense system by altering the properties of that siRNA so they are not detected by such surveillance mechanisms. By avoiding the immune defense system, the UsiRNAs may have a more desirable safety profile by minimizing cytokine activation, which is typically seen in in vivo studies of RNAi-based therapeutics.

Meroduplex constructs contain a nick or gap in the passenger strand (the strand that is not targeting the mRNA of the disease causing protein) of the siRNA thus creating a three-stranded siRNA construct. Meroduplex constructs show improved safety properties over standard siRNA constructs (those with two contiguous strands) with minimal or no changes in potency.

Delivery.    Our lead delivery platform utilizes liposomal delivery technology and incorporates a novel and proprietary molecule we call DiLA2 (Di-Alkylated Amino Acid). Our scientists designed this molecule based on amino acid (e.g., peptide/protein-based) chemistry. A DiLA2-containing liposome has several potential advantages over other liposomes, such as: (1) a structure that may enable safe and natural metabolism by the body; (2) the ability to adjust liposome size, shape, and circulation time, to influence bio-distribution; and (3) the ability to attach molecules that can influence other delivery-related attributes such as targeting and cellular uptake. Our siRNA formulations using different members of the DiLA2 family have demonstrated safe and effective delivery in rodent models using both local and systemic routes of administration.

In addition, we are using peptides for both the formation of stable siRNA nanoparticles as well as targeting moieties for siRNA molecules. Ongoing developments include the use of peptide technology to “condense” siRNAs into compact and potent nanoparticles; screening of our proprietary phage display library for targeting and cellular uptake peptides; and internal discovery and development of peptides and other compounds recognized as having targeting or cellular uptake properties. Our goal, in the use of such technologies, is to minimize the amount of final drug required to produce a therapeutic response by increasing the potency of the siRNA as well as directing more of the final drug to the intended site of action.

Our R&D efforts to date have demonstrated the efficacy of RNAi-based therapeutics, in cellular and animal models, against multiple gene and viral targets. We have refocused our pipeline efforts to a single indication in order to best advance our science and quickly demonstrate the value of our drug discovery platform. Based on the properties we have established for our DiLA2 delivery vehicle, we believe HCC provides us with the greatest opportunity for success in pre-clinical studies and early-stage human clinical trials. Data we generate in the coming months in animal models of liver cancer will be used to make key decisions as we advance our liver cancer program. Various studies are in progress and we expect to have data in the third quarter of 2009. We are currently evaluating a number of gene targets for this program and are considering a formulation that includes multiple siRNAs. This approach, if taken, represents a rational approach to effectively addressing the well-known heterogeneity issues of this disease

Market for HCC Therapeutics

Hepatocellular carcinoma (“HCC”), or liver cancer, is a leading cause of cancer-related death worldwide, and more than 500,000 new patients are diagnosed with the disease every year. HCC shows clear geographical distribution, with the highest incidence in Asia and Africa. In the United States, approximately 21,000 new cases and 18,000 deaths were projected in 2008 and the incidence in the U.S. is expected to increase. The one year survival rates for HCC patients are very poor, regardless of the geographical location.

Infection with Hepatitis B (Asia and Africa) or C (western countries and Japan) is a leading factor in the development of HCC; alcoholic liver cirrhosis and aflatoxin B are also contributing factors. Potentially curative therapy involves surgical resection of afflicted portion of the liver or transplantation; only about 40% or fewer of patients in the western countries are candidates for surgical intervention and far fewer are candidates in Asia. For those that undergo resection, 50% to 80% will have recurrent disease within five years, most of these within two years after resection.

RNAi Partnering and Licensing Agreements

Our business strategy is to enter into collaborations and strategic partnerships with pharmaceutical and biotechnology companies to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. In addition to the above relationships with industry, we are focused on keeping our drug discovery platform at the cutting-edge of RNAi-based therapeutics. To maintain our leadership in the field, we have entered into, and will continue to pursue, relationships with academia, research foundations and others to advance both our intellectual property estate and our drug discovery platform.

Roche.    In February 2009, we entered into an agreement with Roche pursuant to which we granted to Roche a worldwide, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of the payment of a one-time, non-refundable licensing fee. We believe this agreement represents strong third-party validation of the siRNA construct aspect of our RNAi drug discovery platform.

Novartis.    In March 2009, we entered into an agreement with Novartis, pursuant to which we granted to Novartis a worldwide, non-exclusive license to our DilA2-based siRNA delivery platform in consideration of the payment of a one-time, non-refundable fee of $7.25 million. Additionally, we and Novartis entered into a separate agreement pursuant to which we provided to Novartis an exclusive period in which to negotiate a potential research and development collaboration and as well as possible broader licensing rights related to our RNAi drug delivery platform. We believe this agreement represents strong third-party validation of the siRNA delivery aspect of our RNAi drug discovery platform.

University of Michigan.    In May 2008, we entered into an exclusive license agreement to IP from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance gene expression knockdown. Together with the DiLA2 platform, these delivery peptides may improve the therapeutic potential of our drug candidates. We sublicensed this IP to Novartis on a nonexclusive basis in March 2009.

University of Helsinki.    In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki to screen our patented phage display library, the Trp Cage library. The goal of the work is to discover and evaluate peptides for their potential to target particular tissues or organs for a given disease. We expect to use the peptides to improve and increase the delivery options for siRNA, including nanoparticle technology and the combination of novel peptides with our DiLA2 platform.

Ribotask ApS.    In October 2008, we announced that we had acquired the intellectual property related to Unlocked Non-nucleotide Analogs from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to siRNAs in a novel and proprietary manner. This includes protection from enzymatic destruction and reduction, or elimination, of a cytokine response, two primary limitations for therapeutic application of siRNA; yet the appropriate substitution of UNA preserves high efficacy. These attributes have the potential for effective protein down regulation with lower total doses of siRNA while improving the safety profile.

Galenea.    In February 2006, in connection with our RNAi therapeutics program targeting influenza and other respiratory diseases, we acquired RNAi IP and other RNAi technologies from Galenea Corp. (“Galenea”). The IP acquired from Galenea includes patent applications licensed from MIT that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we have assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the NIH, and the Department of Defense to support the development of RNAi-based antiviral drugs. In September 2006, the National Institutes of Health, or NIH, awarded us a $1.9 million grant over a five-year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.4 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2008. We are unlikely to put significant effort into influenza and other respiratory diseases in the near term given our focus on HCC.

City of Hope.    In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. In the first quarter of 2009, we terminated our license agreement with the City of Hope for technology and intellectual property related to Dicer substrates to focus on the development of UsiRNA and meroduplex constructs.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. As of March 31, 2009, we owned or controlled 20 issued or allowed U.S. patents and 66 pending U.S. patent applications, including provisional patent applications (of which four issued U.S. patents and 48 pending U.S. patent applications are RNAi-related). When appropriate, we also seek foreign patent protection and as of March 31, 2009, we had ten issued or allowed foreign patents, 189 pending foreign patent applications and 86 PCT applications (of which 103 pending foreign patent applications and 85 PCT applications are RNAi-related).

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

EMPLOYEES

As of March 31, 2009, we had 44 full-time employees, of which approximately 30 are engaged in R&D, and the others are engaged in support functions including finance, administration, information technology, human resources, business development, corporate and investor relations and legal affairs. None of our employees is covered by a collective bargaining agreement.

COMPETITION

Competition in the drug industry is intense. Currently, the key biotechnology competitor in the RNAi field is Alnylam Pharmaceuticals, Inc. (“Alnylam”), with whom we compete directly in the area of proprietary siRNA constructs. Besides Alnylam, other smaller biotechnology companies in the space include Calando Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Intradigm Corporation, Novosom AG, Quark Pharmaceuticals, Inc., RXi Pharmaceuticals Corporation, Santaris Pharma A/S, Silence Therapeutics plc, Tacere Therapeutics, Inc., and Tekmira Pharmaceutical Corp. Besides the biotechnology companies, there are multiple large international pharmaceutical companies with internal RNAi R&D programs including, but not limited to, AstraZeneca, GlaxoSmithKline plc, Merck & Co., Novartis, Pfizer, Inc. and Roche. We will continue to look for opportunities for strategic relationships with companies and institutions in various areas of the RNAi field.

Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to the drug delivery field or secure protection that we may need for development of our technologies and products. We may attempt to license one or more of these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

Some of our competitors have substantially greater resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborative arrangements with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing product candidates that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection or commercialize competitive products sooner than we do.

LEGACY INTRANASAL TECHNOLOGIES AND THERAPEUTICS

Our efforts to divest and monetize our legacy nasal drug delivery programs and capabilities have produced significant progress over the last several months, including the following:

Exenatide.    In February 2009, we announced an amendment to our 2006 License Agreement Amylin for the development of intranasal exenatide. The License Agreement was amended in January 2009 so that we would receive an accelerated $1.0 million milestone payment in January 2009 and in exchange, we agreed to reduce the aggregate amount of milestone and royalty payments that could be due to us from $89 million to $80 million. Additionally, we will no longer be responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture.

Calcitonin.    In October 2004, we entered into a license and supply agreement with Par for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis, which received tentative FDA approval in December 2008. In April 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par acquired our manufacturing facilities in Hauppauge, New York as well as our ANDA for generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we received upfront cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par will assume all of our current supply and manufacturing obligations with QOL for Nascobal® nasal spray, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees.

Other intranasal programs.    We engaged Adjuvant Global Advisors, LLC to identify potential licensing opportunities, in Asia and Europe, for our intranasal delivery clinical programs including: a rapid-acting nasal insulin product that has completed a Phase 2 clinical trial in patients with diabetes; a product (PTH(1-34)) for the treatment of osteoporosis that has completed a Phase 2 clinical trial in patients with osteoporosis; and a product (carbetocin) for the treatment of autism that has completed a Phase 1 clinical trial.

Other Agreements

QOL Medical LLC.    In October 2005, we entered into a supply agreement with QOL (the “QOL Agreement”) under which, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. Under the terms of the QOL Agreement we received a $2.0 million upfront fee which is being recognized ratably over the five-year life of the QOL Agreement. QOL purchased Nascobal® brand products from Questcor Pharmaceuticals (“Questcor”) in October 2005 and also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of approximately $0.3 million and $1.0 million in the years ended December 31, 2007 and 2008, respectively. In April 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par will acquire our manufacturing facilities in Hauppauge, New York. As part of that transaction, Par will assume all of our current supply and manufacturing obligations with QOL for Nascobal® nasal spray. We anticipate recognizing the remaining $0.6 million in deferred revenue related to the supply agreement in the first quarter of 2009.

MANUFACTURING

Until March 2009, we formulated, manufactured and packaged our intranasal products in commercial manufacturing facilities in Hauppauge, New York. In April 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par acquired these manufacturing facilities as well as our ANDA for generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we received upfront cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par will assume all of our current supply and manufacturing obligations with QOL for Nascobal® spray, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees.

GOVERNMENT REGULATION

Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drugs and biologic products. All of our product candidates are either drug or biologic products.

In the U.S., the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws, including, in the case of biologics, the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

Before our drug and biologic products are marketed in the U.S., the FDA must approve each drug or biologic. The steps required before a novel drug or a biologic product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of an New Drug Application (“NDA”), in the case of a drug product, or a Biologics License Application (“BLA”), in the case of a biologic product; (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic product is produced to assess compliance with cGMP; and FDA review and finally (6) approval of an NDA or BLA.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Phase 1 usually involves the initial administration of the investigational drug or biologic product to healthy individuals to evaluate its safety, dosage tolerance and pharmacodynamics. Phase 2 usually involves trials in a limited patient population, with the disease or condition for which the test material is being developed, to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug or biologic for specific indications. Phase 3 trials usually further evaluate effectiveness and test further for safety by administering the drug or biologic candidate in its final form in an expanded patient population. Our product development partners, the FDA, or we may suspend clinical trials at any time on various grounds, including any situation where we believe that patients are being exposed to an unacceptable health risk or are obtaining no medical benefit from the test material.

Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA will usually inspect the facilities where the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA or BLA is not acceptable, the FDA may outline the deficiencies in the NDA or BLA and often will request additional information. If the FDA approves the NDA or BLA, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.

Some of our product candidates may be eligible for submission of applications for approval that require less information than the NDAs described above. The FDA may approve an ANDA if the product is the same in important respects as a listed drug, such as a drug with an effective FDA approval, or the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA.

The Food, Drug and Cosmetics Act (“FDCA”) provides that the FDA can delay ANDA reviews and/or approvals in certain circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review, the ANDA. The regulations governing marketing exclusivity and patent protection are complex, and until the FDA acts on one or more ANDA applications, we may not know the disposition of our ANDA submission.

In addition, regardless of the type of approval, we and our partners are required to comply with a number of FDA requirements both before and after approval. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. In addition, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA/BLA holder, including removal of the product from the market.

PRODUCT LIABILITY

We currently have product liability insurance coverage for our legacy intranasal products in the amount of $10 million per occurrence and a $10 million aggregate limitation, subject to a deductible of $25,000 per occurrence. As per our agreement with Par, we are required to maintain such coverage at a $5 million level until February 2011. This coverage is in full compliance with current and/or legacy contracts and any future product liability limits will be addressed as needed. We also have purchased extended reporting period coverage, for which we have already paid in full, with respect to products tested, manufactured or marketed prior to December 1, 2008, and only for claims reported until March 1, 2010, in the amount of $20.0 million per occurrence and a $20.0 million aggregate limitation, subject to a deductible of $25,000 per occurrence.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. Our Internet address is http://www.mdrnainc.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

3450 Monte Villa Parkway, Bothell, Washington.    We lease approximately 51,000 square feet of research and development, manufacturing and office space in a facility adjacent to our Bothell, Washington headquarters. This lease is scheduled to expire in January 2016. We ceased to use this facility in September 2008.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which will reduce our future cash expenditures related to this lease by releasing our cash deposit of $0.3 million and restricted cash under the letter of credit for $1.0 million. The landlord may draw upon the cash deposit or the letter of credit to cover payments of rent or as incentives to attract tenants without the need for notice. Under these terms, we have no obligation to pay rent until July 1, 2010, upon which date, and with accrual commencing as of such date, our obligation to pay rent and operating expenses will resume in accordance with the terms of the lease.

45 Davids Drive, and 80 Davids Drive, Hauppauge, New York.    We formerly leased approximately 10,000 square feet of manufacturing space and approximately 4,000 square feet of warehouse space in Hauppauge, New York. These leases, which were scheduled to expire in June 2010, were assumed by Par as a part of the Asset Purchase Agreement announced on April 1, 2009.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “MRNA.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices of our common stock, as reported on the Nasdaq Global Market. These prices do not include retail markups, markdowns or commissions.

Quarter	High	Low
2007:

First Quarter	$15.39	$9.50
Second Quarter	14.29	10.66
Third Quarter	17.05	10.69
Fourth Quarter	16.07	3.34

2008:

First Quarter	$3.94	$1.91
Second Quarter	2.85	1.11
Third Quarter	1.25	0.38
Fourth Quarter	0.85	0.14

2009:

First Quarter	$0.65	$0.21
Second Quarter	$0.82	$0.64

On April 3, 2009, the closing price of our common stock reported on the Nasdaq Global Market was $0.72 per share.

Holders

As of March 27, 2009, there were approximately 13,000 beneficial holders of record of our common stock.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. In addition, we currently anticipate that we will not pay any cash dividends in the foreseeable future and intend to use retained earnings, if any, for working capital purposes. The Loan and Security Agreement that we entered into in January 2009 with GECC restricts us from declaring or paying any dividends without the prior written consent of GECC.

Unregistered Sales of Equity Securities

None.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability or our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in annual or quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the SEC, including those factors discussed under the caption “Forward-Looking Statements” in this Report, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2008 as compared to the year ended December 31, 2007, and the year ended December 31, 2007 as compared to the year ended December 31, 2006. This Item is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Standards” discusses new accounting standards.

•

“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007, and the year ended December 31, 2007 as compared to the year ended December 31, 2006.

•	“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.

•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2008.

In addition, Item 9A “Controls and Procedures” contains management’s assessment of our internal controls over financial reporting as of December 31, 2008.

Background

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team, of approximately 30 scientists, brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

We believe we have established ourselves as a leading RNAi-based thereapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

We have recently completed a nine-month effort to restructure our business from a clinical stage intranasal delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 44 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical, Inc. (“Par”) in March 2009. Our business model is now centered on the development of strategic R&D partnerships with international pharmaceutical companies as well as the pre-clinical and early stage clinical development of our own pipeline of RNAi-based therapeutics. Over the near and mid-term, we will focus on: (1) expanding our delivery technologies; (2) maintaining and expanding our IP estate; (3) continuing our cost containment efforts; and (4) raising sufficient capital necessary to support and execute our business model. There can be no assurance that our efforts will produce acceptable results. This business model or any other future changes to the business may not prove successful in the short or long term due to a variety of factors, including competition, success of our research efforts or our ability to establish pharmaceutical partnerships, and may have a material impact on our financial results including a decline in our stock price.

We are developing novel technologies and therapeutics based on the Nobel Prize-winning discovery of RNAi. The discovery of RNAi, in 1988, has led not only to its widespread use in the research of biological mechanisms and target validation but also to its application in down regulating the expression of certain disease-causing proteins found in multiple diseases such as inflammation, cancer, and metabolic dysfunction. RNAi-based therapeutics work through a naturally occurring process within cells that has the effect of reducing levels of messenger RNA (mRNA) required for the production of proteins. RNAi enables the targeting of disease at a genetic level and thus is highly specific to particular disease-causing proteins. At this time, several RNAi-based therapeutics are being evaluated in human clinical trials.

We have created a drug discovery platform, which combines novel and proprietary siRNA constructs with novel and proprietary siRNA delivery technologies, to develop RNAi-based therapeutics for the treatment of human diseases. In 2008, we demonstrated pre-clinical efficacy using both systemic and local routes of administration in rodent models of cancer and metabolic dysfunction. At present, we have focused our resources on liver cancer (hepatocellular carcinoma — HCC) as our sole therapeutic indication. We intend to build on our pre-clinical successes in 2008 as we move our HCC program toward early clinical studies. In addition, we will continue to increase the breadth and capabilities of our drug discovery platform including advancing additional proprietary delivery technologies. Our business model anticipates that the advancement of a therapeutic pipeline, either through partnerships or on our own, will provide proof of concept for our drug discovery platform as well as value for shareholders.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of March 31, 2009, we owned or controlled 4 issued or allowed U.S. patents and 48 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

As of December 31, 2008, we had an accumulated deficit of $254.1 million, and we expect additional losses in the future as we continue our research and development activities. Our collaboration efforts are expected to generate license fees, non refundable upfront payments, R&D funding, milestone payments, patent- and product-based royalties and profit sharing. Because of our collaborations and other agreements, we recognized revenue of approximately $18.1 million in 2007 and $2.6 million in 2008. In 2007, this revenue related primarily to recognition of license and research fees related to P&G, recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners. In 2008, this revenue was primarily from product sales, recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners. We have received an opinion from our independent registered public accounting firm indicating the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Revenue Recognition

Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) and the guidance set forth in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next 12 months is classified as current.

Substantially all of our revenues are generated from research and development collaborations and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and development collaborations may include upfront non-refundable payments, development milestone payments, R&D Funding, patent-based or product sale royalties, and product sales. In addition, we may receive revenues from licensing arrangements and, to a lesser extent, from government grants. For each separate unit of accounting, we have determined that the delivered item has value to the customer on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and development collaborations is recorded when earned based on the specific terms of the contracts. Upfront nonrefundable payments, where we are providing continuing services related to a research and development effort, are deferred and recognized as revenue over the collaboration period. Upfront non-refundable payments, where we are not providing any continuing services as in the case of a license to our IP, are recognized when delivery of the license has occurred. The ability to estimate the total research and development effort and costs can vary significantly for each contract due to the inherent complexities and uncertainties of drug research and development. The estimated period of time over which we recognize certain revenues is based upon structured detailed project plans completed by our project managers, who meet with scientists and collaborative counterparts on a regular basis and schedule the key project activities and resources including headcount, facilities and equipment and budgets. These periods generally end on projected milestone dates typically associated with the clinical stage of drug development, i.e. filing of an IND, initiation of a Phase 1 human clinical trial or filing of an NDA. As drug candidates and drug compounds move through the research and development process, it is necessary to revise these estimates to consider changes to the project plan, portions of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated development period.

We typically do not disclose the specific project planning details of a research and development collaboration for competitive reasons and due to confidentiality clauses in our contracts. Therefore, the extension of or decrease in a particular project time-line will affect our estimates of revenue recognition. As an illustrative example only, a one-year increase in a three-year estimated research and development collaboration to four years, occurring at the end of year one, for a $10.0 million non-refundable upfront payment would reduce the annual revenue recognized from approximately $3.3 million in the first year to approximately $2.2 million in each of the remaining three years. Other factors we consider that could impact the estimated time period include FDA actions, clinical trial delays due to difficulties in patient enrollment, delays in the availability of supplies, personnel or facility constraints or changes in direction from our collaborative partners. It is difficult to predict future changes in these elements.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities or specific regulatory actions such as the filing of an IND. We believe a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when they become due and collection is reasonably assured. When a milestone payment does not represent the culmination of a distinct earnings process, revenue is recognized when the earnings process is deemed to be complete or in a manner similar to that of an upfront non-refundable payment where we are providing continuing services.

Revenue from R&D funding is generally received for services performed under research and development collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract R&D costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract R&D for the years ended December 31, 2007 and 2008 were not material.

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

Research and Development Costs

All R&D costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external R&D and include direct and research-related overhead expenses. We have recognized clinical trial expenses, which have been included in R&D expenses, based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe this method best approximates the efforts we have expended on a clinical trial with the expenses recorded. We have adjusted our rate of clinical expense recognition if actual results differ from our estimates.

The ability to estimate total development effort and costs can vary significantly for each compound due to the inherent complexities and uncertainties of drug development.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123, (revised 2004) “Share Based Payment (“SFAS 123R”), and Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

For example, during 2008, approximately 6.3 million options were granted at a weighted average exercise price of $2.32 and weighted average fair value of $0.80 as determined by the Black-Scholes option pricing model. The shares underlying these options represent a total fair market value of approximately $2.1 million based upon the December 31, 2008 fair market value of $0.34. The following table illustrates the effect of changing significant variables on the estimated fair value using the Black-Scholes option pricing model of our options granted during 2008. In each analysis, the remaining variables are held constant:

	- One Year	Current Estimate of Expected Term	+ One Year
Effect of a one year change in estimated expected term:
Variable changed
Estimated option life	6.1 years	7.1 years	8.1 years
Variables held constant
Exercise price	$2.32	$2.32	$2.32
Expected dividend yield	0%	0%	0%
Risk free rate	3.5%	3.5%	3.5%
Expected stock volatility	71%	71%	71%
Estimated fair value	$0.72	$0.80	$0.84

	- 10%	Current Estimate of Volatility	+ 10%
Effect of a 10% change in estimated volatility:
Variable changed
Expected stock volatility	61%	71%	81%
Variables held constant
Exercise price	$2.32	$2.32	$2.32
Expected dividend yield	0%	0%	0%
Risk free rate	3.5%	3.5%	3.5%
Estimated option life	7.1 years	7.1 years	7.1 years
Estimated fair value	$0.67	$0.80	$0.88

Our reported net loss was $59.2 million for the year ended December 31, 2008. If the expected term for the options granted during the year ended December 31, 2008 increased by one year (all other variables held constant), the impact on our reported net loss would be an increase in net loss of approximately $0.2 million. If the expected term for the options granted during the year ended December 31, 2008 decreased by one year (all other variables held constant), the impact on our reported net loss would be a decrease in net loss of approximately $0.2 million.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years, based on the fair value of such stock-based awards on the grant date. We anticipate the expected term and estimated volatility will remain within the ranges listed above in the near term, however, unanticipated business or other conditions may change, which could result in differing future results.

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

Accrued Restructuring Charges

We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we have ceased to use as of September 30, 2008. We have recorded an accrued restructuring liability, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We used a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets and deteriorating conditions in the local real estate markets. Payment of rent related to this facility is reflected as a reduction in the amount of the accrued restructuring liability. We will recognize accretion expense due to the passage of time as an additional restructuring charge. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to BioMed Realty (“BioMed”), the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to BioMed, and granted BioMed certain piggyback registration rights with respect to the Shares until the Shares may be sold publicly without restriction under the Securities Act. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010. We incorporated our assumptions regarding remaining lease payments and other costs, as well as our ability to sublease our facility, into our accrued restructuring liability in 2008.

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. In connection with warrants issued in April 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements is expected to result in an initial estimated fair value liability of approximately $0.9 million, which will be recorded as an increase in liabilities and increase in stockholders’ deficit on January 1, 2009 and adjusted quarterly thereafter during the period the warrants remain outstanding.

Consolidated Results of Operations

Comparison of Annual Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Years Ended December 31,		Change		Years Ended December 31,		Change
	2007	2008	$	%	2006	2007	$	%
Revenue
License and research fees	$17,349	$1,360	$(15,989)	(92)%	$27,265	$17,349	$(9,916)	(36)%
Government grants	433	277	(156)	(36)%	488	433	(55)	(11)%
Product revenue	355	972	617	174%	737	355	(382)	(52)%

Total revenue	18,137	2,609	(15,528)	(86)%	28,490	18,137	(10,353)	(36)%
Operating expenses
Cost of product revenue	100	2,906	2,806		355	100	(255)	(72)%
Research and development	52,254	36,771	(15,483)	(30)%	43,244	52,254	9,010	21%
Sales and marketing	2,392	1,590	(802)	(34)%	1,927	2,392	465	24%
General and administrative	17,922	12,027	(5,895)	(33)%	12,281	17,922	5,641	46%
Restructuring	—	8,257	8,257		—	—	—

Total operating expenses	72,668	61,551	(11,117)	(15)%	57,807	72,668	14,861	26%
Interest income	3,308	519	(2,789)	(84)%	2,789	3,308	519	19%
Interest and other expense	(1,149)	(797)	352	(31)%	(640)	(1,149)	(509)	80%

Loss before cumulative effect of change in accounting principle	(52,372)	(59,220)	(6,848)	13%	(27,168)	(52,372)	(25,204)	93%
Cumulative effect of change in accounting principle	—	—	—		291	—	(291)	(100)%

Net loss	$(52,372)	$(59,220)	$(6,848)	13%	$(26,877)	$(52,372)	$(25,495)	95%

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenue.    Our agreement with P&G was terminated in November 2007, and in January 2008 Novo Nordisk completed their feasibility study agreement with us and decided not to further advance the work. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Years Ended December 31,
	2007	2008
P&G	62%	0%
QOL	15%	56%
Novo Nordisk	18%	0%
Undisclosed partner — undisclosed compounds	0%	21%
Undisclosed partner — Factor IX	0%	11%

Total	95%	88%

License and research fees revenue.    Revenue from license and research fees decreased in 2008 compared to 2007.

In 2007, license and research fee revenue was primarily composed of the recognition of research and development fees related to our collaboration with P&G, including approximately $5.5 million in previously deferred license fees as a result of the termination of our collaboration with P&G, as well as recognition of revenue from other collaboration agreements. In addition, in June 2007, we received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal® nasal spray. The $2.0 million was recognized in full as revenue in 2007.

In 2008, license and research fee revenue was primarily related to product sales and recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL and revenue from other collaboration or feasibility partners.

Government grants revenue.    The NIH awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.4 million and $0.3 million for the years ended December 31, 2007 and 2008, respectively.

Product Revenue and cost of product revenue.    During 2007 and 2008, product revenue consisted primarily of contract manufacturing revenue from Nascobal® brand products. Product revenue increased to $1.0 million for the year ended December 31, 2008 compared to $0.4 million in the year ended December 31, 2007 due to increased product demand.

Cost of product revenue consists of raw materials, labor and overhead expenses. At December 31, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal API and materials, and $2.6 million of calcitonin-salmon API and materials for our nasal calcitonin-salmon product. Another pharmaceutical company, Apotex, filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. Novartis filed a patent infringement suit against Apotex with respect to Apotex’s ANDA. In May 2008, a federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This, among other things, created uncertainty over our ability to launch our nasal calcitonin-salmon product and caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. In December 2008, the FDA granted tentative approval of our ANDA for our generic calcitonin-salmon nasal spray. We anticipate that full FDA approval will follow the completion of Apotex’s 180-day exclusivity period, or June 2009. Since we could not launch the product in 2008, we did not write-up the value of the inventory as of December 31, 2008.

On April 1, 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par acquired our manufacturing facilities in Hauppauge, New York as well as our ANDA for our generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we received upfront cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par will assume our current supply and manufacturing obligations with QOL Medical, LLC (“QOL”) for Nascobal® spray, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees.

We produced six production lots of Nascobal nasal spray under the supply agreement with QOL in 2008, compared to five production lots of Nascobal nasal spray in 2007, two of which were shipped in early 2008. In addition, we produced one production lot of scopolamine in 2007.

Research and Development.    R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, and other costs. We expense all R&D costs as incurred. R&D expense for the year ended December 31, 2008 decreased as compared to the 2007 period, due to the following:

•	Personnel-related expenses decreased by approximately 45% to $11.2 million in 2008 compared to $20.5 million in 2007 due to a decrease in headcount as a result of our restructuring.

•

Stock-based compensation included in R&D expense increased to $6.2 million in 2008 from $3.0 million in 2007 primarily related to acceleration of vesting of stock options and restricted stock upon termination of our Chief Scientific Officer in accordance with his employment agreement.

•

Facilities and equipment costs decreased by approximately 20% to $7.8 million in 2008 from $9.8 million in 2007 due to a decrease in rent and related expenses allocated on a headcount basis and a decrease in depreciation of equipment and related maintenance and calibration costs. Depreciation expense included in R&D in 2008 was $3.0 million compared to $3.3 million in 2007.

•

In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and a Phase 1 clinical trial for our carbetocin nasal spray for patients with autism spectrum disorders (“ASDs”), causing a related increase in R&D expenses. As a result, costs of clinical trials, consulting, outside services and laboratory supplies decreased by approximately 48% to $9.2 million in 2008 compared to $17.6 million in 2007.

R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Years Ended December 31,
	2007	2008
Inflammation	17%	34%
ApoB and metabolic	0%	4%
Oncology	0%	1%
Virology/Influenza	6%	3%

RNAi Subtotal	23%	42%

PTH(1-34)	11%	7%
PYY(3-36)	23%	36%
Insulin	11%	5%
Carbetocin	8%	0%
Calcitonin	3%	1%
Other R&D projects(1)	21%	9%

Total	100%	100%

(1)	Other R&D projects include our tight junction projects, excipient projects, feasibility projects and other projects.

We expect our R&D expenses to decrease in 2009 due to the restructuring of our business from a clinical stage intranasal delivery company to a pre-clinical RNAi drug discovery company. Our current strategy is focused on entering into collaborations with third parties to participate in the development and, ultimately the commercialization of our RNAi technology. In the event that the collaboration partner has control over the development process for a product, the estimated completion date would largely be under control of such partner.

Sales and marketing.    Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The 34% decrease in sales and marketing expense in 2008 compared to 2007 resulted primarily from headcount reduction in connection with our restructuring and our cost containment efforts. We expect sales and marketing costs, which primarily represents business development staff and activities, to decrease in 2009 due to continued cost containment efforts and the restructuring of our business from a clinical stage intranasal delivery company to a pre-clinical RNAi drug discovery company.

General and administrative.    General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 33% decrease in general and administrative expenses in 2008 compared to 2007 resulted primarily from the following:

•

Costs of legal and accounting fees, corporate insurance and other administrative costs decreased by 32% to approximately $6.2 million in 2008 compared to $9.1 million in 2007. Included in the $9.1 million in 2007 were $4.9 million in legal expenses, compared to $3.4 million in the current year and $1.3 million in consulting fees, compared to $0.3 million in the current year.

•	Stock-based compensation expense included in general and administrative expense decreased to approximately $2.0 million in 2008 from approximately $2.8 million in 2007.

•	Personnel-related expenses decreased by 38% to $2.9 million in 2008 compared to $4.7 million in 2007 due primarily to decreased headcount related to administrative activities.

We expect general and administrative expenses to decrease in 2009 due to continued cost containment efforts.

Interest Income.    The following table sets forth information on interest income, average funds invested and average interest rate earned:

	Years Ended December 31,
	2007	2008
	(Dollars in thousands)
Interest income	$3,308	$519
Average funds available for investment	64,300	19,200
Average interest rate	5.1%	2.7%

The 84% decrease in interest income in 2008 compared to 2007 was primarily due to lower average balances available for investment as well as lower market interest rates earned on our invested funds.

Interest and Other Expense.    We incurred interest expense on our capital leases. The following table sets forth information on interest expense, average borrowings and average interest rate paid:

	Years Ended December 31,
	2007	2008
	(Dollars in thousands)
Interest and other expense	$1,149	$797
Average borrowings under capital leases	11,500	8,000
Average interest rate	10.0%	10.0%

The 31% decrease in interest expense in 2008 compared to 2007 was due to a decrease in the average borrowings. During 2008 and 2007, borrowing rates ranged from 9.1% to 10.6% and 8.3% to 10.6%, respectively. We expect interest expense to decline in 2009 as a result of the lower loan balances and conversion of capital leases into the Loan Agreement with GECC.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenue.    During the year ended December 31, 2006, P&G accounted for approximately 77% of total revenue and Merck accounted for approximately 13% of total revenue. Our agreement with Merck was terminated in March 2006. During the year ended December 31, 2007, P&G accounted for approximately 62% of total revenue, Novo Nordisk accounted for approximately 18% of total revenue and QOL accounted for approximately 15% of total revenue. Our agreement with P&G was terminated in November 2007 and in January 2008 Novo Nordisk completed their feasibility study agreement with us and decided not to further advance the work.

License and research fees.    Revenue from license and research fees increased in 2007 compared to 2006. In 2007, license and research fee revenue was primarily composed of the recognition of research and development fees related to our collaboration with P&G, including approximately $5.5 million in previously deferred license fees as a result of the termination of our collaboration with P&G, as well as recognition of revenue from other collaboration agreements. In addition, in June 2007 we received a $2.0 million milestone payment from QOL in connection with the issuance of a U.S. patent for our Nascobal nasal spray. The $2.0 million was recognized in full as revenue in 2007.

Under our collaborative arrangement with P&G, we received an initial cash payment of $10.0 million in February 2006, which had been recorded as deferred revenue and was being amortized into revenue over the estimated development period. A $7.0 million milestone payment received from P&G in the second quarter of 2006 was recognized in full as revenue in 2006. In addition, license and research fee revenue recognized in 2006 also included approximately $3.7 million in previously deferred license fees as a result of the termination of our collaboration with Merck and recognition of fees received from other collaboration partners over the estimated remaining development periods.

Government grants revenue.    In 2006, the NIH awarded us two grants to prevent and treat influenza. The first award was made in August 2006 for $0.4 million. The second award was made in September 2006 for $1.9 million over a five-year period. Revenue recognized under these grants during 2006 totaled $0.5 million and during 2007 totaled $0.4 million.

Product revenue and cost of product revenue.    Cost of product revenue decreased to $0.1 million in 2007 compared to $0.4 million in 2006 due primarily to decreased orders and, accordingly, shipments of Nascobal products. In 2007, we produced five production lots of Nascobal nasal spray, two of which had not been shipped at year end, and one production lot of scopolamine, compared to eight production lots of Nascobal nasal products in 2006.

Research and Development.    R&D expense for the year ended December 31, 2007 continued to increase as compared to the 2006 period, due to the following:

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

•

In 2007, we initiated additional Phase 2 clinical trials to evaluate our PYY(3-36) nasal spray in obese patients, PTH(1-34) nasal spray for the treatment of osteoporosis, our rapid-acting insulin nasal spray in patients with type 2 diabetes and a Phase 1 clinical trial for our carbetocin nasal spray for patients with ASDs, causing a related increase in R&D expenses. Costs of clinical trials, consulting, outside services and laboratory supplies increased by approximately 57% to $17.6 million in 2007 compared to $11.2 million in 2006 due primarily to our increased efforts related to PYY, insulin, carbetocin and RNAi.

The increases in R&D expenses discussed above were partially offset by the decrease related to purchased in-process R&D (IPR&D). In February 2006, we acquired RNAi IP and other RNAi technologies from Galenea, including patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for RNAi. In connection with this transaction, in 2006, we recorded a charge of approximately $4.1 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and there was no alternative future use. We did not incur any purchased IPR&D during 2007.

Sales and Marketing.    The 24% increase in sales and marketing expense in 2007 compared to 2006 resulted primarily due to a market study performed in the fourth quarter of 2007 in support of our corporate activities. As a percent of revenue, sales and marketing expense increased from 7% in 2006 to 13% in 2007 primarily due to lower license and research fee revenue in 2007.

General and Administrative.    The 46% increase in general and administrative expenses in 2007 compared to 2006 resulted primarily from the following:

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

Interest Income.    The 19% increase in interest income in 2007 compared to 2006 was primarily due to higher average balances available for investment as well as higher market interest rates earned on our invested funds.

Interest and Other Expense.    The increase in interest expense in 2007 compared to 2006 was due to an increase in the average borrowings as well as slightly higher average interest rates. During both 2006 and 2007, borrowing rates ranged from 8.3% to 10.6%.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, we had an accumulated deficit of approximately $254.1 million, negative cash flows and expect to incur additional losses in the future as we continue our R&D activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require capital. At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of $7.6 million and approximately $3.4 million in cash and cash equivalents, including $2.3 million in restricted cash. Our operating expenses, primarily R&D, will consume a material amount of our cash resources.

Discussion of cash flows

We used cash of approximately $40.5 million in our operating activities in 2008, compared to $46.5 million in 2007. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by non-cash restructuring charges, depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $12.1 million in 2008, compared to $4.7 million in 2007. Changes in cash from investing activities are due primarily to changes in restricted cash, maturities of short-term investments net of purchases and purchases of property and equipment. In 2008 and 2007, we pledged some of our cash as collateral for letters of credit and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities provided cash of approximately $1.8 million in 2008 compared to approximately $41.0 million in 2007. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of equipment financing facilities and proceeds from exercises of stock options and warrants. We raised net proceeds of approximately $7.3 million in 2008 and $40.9 million in 2007 through public and private placements of shares of common stock and warrants to purchase shares of common stock.

Recent Financing Activities

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

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share. Additional warrants to purchase up to 1,377,084 shares of common stock at a price of $2.17 per share were exercisable during the 90-day period beginning October 25, 2008 and subsequently expired in January 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction.

NASDAQ Deficiency Notice

On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until March 18, 2009, to regain compliance. The letter further advised that such compliance can be achieved if, at any time before March 18, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. NASDAQ has suspended enforcement of the minimum bid price requirement for all issuers until July 20, 2009, and, accordingly, our date to regain compliance with the minimum bid price requirement has been extended to December 21, 2009. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

Separately, on November 18, 2008, we received a staff deficiency letter from NASDAQ notifying us that, based on our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we do not comply with the minimum stockholders’ equity requirement of $10 million for continued listing on The NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(3). On December 3, 2008, we submitted to NASDAQ a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements, and on December 22, 2008, we received notice from NASDAQ granting us an extension until March 3, 2009 to regain compliance.

We did not regain compliance on or prior to March 3, 2009 and, accordingly, on March 4, 2009, we received written notification (the “Staff Determination”) from NASDAQ stating that our common stock would be subject to delisting from The NASDAQ Global Market because of the deficiency. On March 5, 2009, we requested a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination, which will stay any action with respect to the Staff Determination until NASDAQ renders a decision subsequent to the hearing. At the hearing, currently scheduled for April 23, 3009, we intend to present a plan to regain compliance. There can be no assurance that the Panel will grant our request for continued listing.

Debt restructuring and reduction of other liabilities

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which we borrowed funds from GECC to partially finance the purchase of certain equipment leased to us by GECC. We borrowed approximately $5.5 million from GECC evidenced by a promissory note issued to GECC. No additional advances are available under the Loan Agreement. The outstanding principal balance bears interest in arrears from the date of the Loan Agreement until the loan is fully repaid at a fixed rate of 12.29% per year. The loan was paid down to $1.8 million in March 2009 at which time the remaining loan balance was re-amortized to be paid off in 12 equal monthly payments of approximately $160,000 each. There are acceleration clauses which include additional payments to the principal based on the proceeds of certain transactions, which could result in the loan being repaid prior to April 2010. In addition, the Loan requires a fee of 3% of the original balance to be paid at the time the Loan is paid in full, subject to certain early payoff reductions. Substantially all of our assets now owned, including our intellectual property, secure our obligations under the Loan Agreement. The Loan Agreement contains customary representations, warranties, covenants, agreements and indemnities. Under the Loan Agreement, we are subject to certain affirmative covenants, and certain negative covenants, including among others that we may not incur additional indebtedness, dispose of any property, enter into certain change of control events, declare or pay dividends or prepay other indebtedness, make investments or acquisitions, enter into transactions with affiliates, or amend existing material agreements, in each case subject to certain customary exceptions. We are not precluded, however, from entering into strategic licensing or partnership transactions by the Loan Agreement as evident by the Roche, Novartis and Par transactions all completed after January 2009.

Beginning in January 2009, we engaged in negotiations to reduce certain current and future obligations, including professional service fees due to our vendors incurred in the normal course of our business, rent on our 3450 Monte Villa Parkway facility (“3450 Monte Villa”) in Bothell, Washington, which we had ceased to use in 2008, and severance obligations due to former employees of our company. In February and March 2009, we issued to eight of our vendors an aggregate of 1,364,285 shares of our common stock to settle amounts due to these vendors of approximately $0.6 million in total.

In March 2009, we negotiated amendments to our agreements regarding severance obligations to both the former President and to the former Chief Scientific Officer of the Company to reduce our overall cash obligations through September 2009. In particular, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay to him a reduced sum of $0.9 million and to issue to him 731,275 unregistered shares of our common stock, in full satisfaction of $1.7 million in severance obligations. These obligations were included in accrued payroll and employee benefits at December 31, 2008. We anticipate making the cash payment to the former executive in June 2009. We have also agreed to file a registration statement with the Securities and Exchange Commission to register the shares to be issued to the former executive on or prior to September 30, 2009.

Corporate restructuring

We have recently completed a nine-month effort to restructure our business from a clinical stage intranasal delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 44 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical, Inc. (“Par”) in March 2009. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. In addition, we also incurred approximately $0.3 million related to our decision in 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We continue to work to identify a partner or partners to further develop and commercialize our remaining legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all. In March 2009, we engaged a consulting firm with expertise in international markets to assist in the sale or licensing of these remaining programs.

We have streamlined operations and reduced expenses which has included reductions in our workforce. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. We have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. By the end of the second quarter of 2009, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

In addition, restructuring places significant strains on our employees, operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Effects from a restructuring program could have a material adverse affect on our ability to execute on our business plan.

Summary

We believe that our current resources are sufficient to fund our planned operations into the third quarter of 2009. We based our estimate on our ability to perform planned R&D activities, the receipt of planned funding and proceeds from assets held for sale. Our recent decline in market valuation and volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MDRNA, Inc.

We have audited the accompanying consolidated balance sheets of MDRNA, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDRNA, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/    KPMG LLP

Seattle, WA

April 8, 2009

MDRNA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,704	$1,084
Restricted cash	2,155	2,268
Short-term investments	11,714	—
Accounts receivable	324	32
Inventories	1,084	98
Prepaid expenses and other current assets	1,698	935
Assets held for sale	—	541

Total current assets	44,679	4,958
Inventories, non-current	1,605	—
Property and equipment, net	15,004	7,844
Other assets	328	335

Total assets	$61,616	$13,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,216	$2,039
Accrued payroll and employee benefits	2,227	2,410
Accrued expenses	1,331	1,472
Accrued restructuring — current portion	151	2,091
Capital lease obligations — current portion	4,968	4,112
Deferred revenue — current portion	675	400

Total current liabilities	13,568	12,524
Accrued restructuring, net of current portion	—	609
Capital lease obligations, net of current portion	5,757	1,017
Deferred revenue, net of current portion	718	318
Deferred rent and other liabilities	2,353	1,928

Total liabilities	22,396	16,396

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 26,753,430 shares issued and outstanding as of December 31, 2007 and 31,244,018 shares issued and outstanding as of December 31, 2008	234,065	250,826
Accumulated deficit	(194,865)	(254,085)
Accumulated other comprehensive income	20	—

Total stockholders’ equity (deficit)	39,220	(3,259)

Total liabilities and stockholders’ equity (deficit)	$61,616	$13,137

See notes to consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2008
	(In thousands, except per share data)
Revenue:
License and research fees	$17,349	$1,360
Government grants	433	277
Product revenue	355	972

Total revenue	18,137	2,609

Operating expenses:
Cost of product revenue	100	2,906
Research and development	52,254	36,771
Sales and marketing	2,392	1,590
General and administrative	17,922	12,027
Restructuring	—	8,257

Total operating expenses	72,668	61,551

Loss from operations	(54,531)	(58,942)

Other income (expense):
Interest income	3,308	519
Interest and other expense	(1,149)	(797)

Total other income (expense)	2,159	(278)

Net loss	$(52,372)	$(59,220)

Net loss per common share — basic and diluted	$(2.10)	$(2.01)

Shares used in computing net loss per share — basic and diluted	24,995	29,529

See notes to consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE LOSS

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2006	22,117,124	$185,849	$(142,493)	$(20)	$43,336
Proceeds from the issuance of common shares, net	3,250,000	40,923	—	—	40,923
Proceeds from the exercise of options and warrants	1,114,288	1,046	—	—	1,046
Compensation related to restricted stock	272,018	3,520	—	—	3,520
Compensation related to stock options and employee stock purchase plan	—	2,727	—	—	2,727
Net loss	—	—	(52,372)	—	(52,372)
Unrealized gain on securities available for sale	—	—	—	40	40

Comprehensive loss	—	—	—	—	(52,332)
Balance December 31, 2007	26,753,430	234,065	(194,865)	20	39,220
Proceeds from the issuance of common shares, net	4,664,868	7,349	—	—	7,349
Compensation related to restricted stock	(174,280)	2,910	—	—	2,910
Compensation related to stock options and employee stock purchase plan	—	6,502	—	—	6,502
Net loss	—	—	(59,220)	—	(59,220)
Unrealized loss on securities available for sale	—	—	—	(20)	(20)

Comprehensive loss	—	—	—	—	(59,240)
Balance December 31, 2008	31,244,018	$250,826	$(254,085)	$—	$(3,259)

See notes to consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2008
	(In thousands)
Operating activities:
Net loss	$(52,372)	$(59,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	2,727	6,108
Non-cash compensation related to restricted stock	3,520	2,437
Depreciation and amortization	4,392	4,114
Loss on disposition of property and equipment	56	23
Write-down of inventory and prepaid supplies	—	2,681
Non-cash restructuring charges	—	4,410
Changes in assets and liabilities:
Accounts receivable	2,474	292
Inventories	29	12
Prepaid expenses and other assets	(147)	654
Accounts payable	(221)	(2,177)
Deferred revenue	(7,273)	(675)
Accrued expenses and deferred rent and other liabilities	352	867

Net cash used in operating activities	(46,463)	(40,474)

Investing activities:
Change in restricted cash	—	(113)
Purchases of investments	(33,773)	(1,024)
Sales and maturities of investments	42,456	12,718
Proceeds from sales of property and equipment	—	643
Purchases of property and equipment	(4,008)	(123)

Net cash provided by investing activities	4,675	12,101

Financing activities:
Proceeds from sales of common shares and warrants, net	40,923	7,349
Borrowings under capital lease obligations	3,802	—
Payments on capital lease obligations	(4,760)	(5,596)
Proceeds from exercise of stock options and warrants	1,046	—

Net cash provided by financing activities	41,011	1,753

Net decrease in cash and cash equivalents	(777)	(26,620)
Cash and cash equivalents — beginning of year	28,481	27,704

Cash and cash equivalents — end of year	$27,704	$1,084

Supplemental disclosure:
Cash paid for interest	$1,145	$857

See notes to consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2008

Note 1 — Business, Going Concern and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team, of approximately 30 scientists, brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

We have recently completed a major restructuring of our business. Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and eventually to have the opportunity to commercialize a drug therapy. With respect to collaborations and strategic partnerships, we are currently focused on our Meroduplex and UsiRNA constructs, as well as our DiLA2 and peptide delivery technologies. Typically, we would expect to collaborate with partners who can take a drug candidate through to commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative arrangements in such a manner to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2008, we had an accumulated deficit of approximately $254.1 million, negative cash flows and expect to incur losses in the future as we continue our research and development (“R&D”) activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require capital. At December 31, 2008, we had a working capital deficit

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(current assets less current liabilities) of $7.6 million and approximately $3.4 million in cash and cash equivalents, including $2.3 million in restricted cash. While we continue to implement cost containment efforts, our operating expenses, primarily R&D, will consume a material amount of our cash resources.

We believe that our current resources are sufficient to fund our planned operations into the third quarter of 2009. We based our estimate on our ability to perform planned R&D activities, the receipt of planned funding and proceeds from assets held for sale. Our decline in market valuation and volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We plan to continue to work with large pharmaceutical companies to conclude research and development collaboration agreements or investments, and to pursue public and private sources of equity financing to raise operating cash. However, there can be no assurance that we will be successful in such endeavors.

Summary of Significant Accounting Policies

Principles of Consolidation — The financial statements include the accounts of MDRNA, Inc. and our wholly-owned subsidiaries, Atossa HealthCare, Inc. (“Atossa”), Nastech Holdings I, LLC, Nastech Holdings II, LLC and MDRNA Research, Inc. (formerly MDRNA, Inc.). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, research and development costs, stock-based compensation, inventory reserves, impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

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

Restricted Cash — Amounts pledged as collateral for facility lease deposits are classified as restricted cash. Changes in restricted cash have been presented as investing activities in the consolidated statements of cash flows, unless borrowed funds are pledged, then such changes are presented as financing activities in the consolidated statements of cash flows.

Short-term Investments — Investments in marketable securities consist of debt instruments of U.S. government agencies and high quality corporate issuers (Standard & Poor’s double “AA” rating and higher), have been categorized as available-for-sale and are stated at fair value. Unrealized holding gains and losses on

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

Inventories — Inventories, substantially all of which are raw materials, are stated at the lower of cost or market (first-in, first-out basis). For a further discussion of our inventories, see Note 2: Inventories.

Property and Equipment — Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are stated at cost and amortized using the straight-line method over the lesser of the estimated useful life or the remaining lease term. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Accrued Restructuring — We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we ceased to use in 2008. Under SFAS 146, an accrued liability for remaining lease termination costs is initially measured at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates. We review these estimates quarterly and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 4 — Asset Restructuring and Assets Held for Sale.

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

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of our financial assets subject to fair value measurements are level 1. At December 31, 2008, we have no financial liabilities subject to fair value measurement.

Concentration of Credit Risk and Significant Customers — We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we do not maintain collaborative arrangements. Our agreement with P&G was terminated in November 2007 and in January 2008 Novo Nordisk completed their feasibility study agreement with us and decided not to further advance the work. In addition, as of the second quarter of 2008, our two feasibility studies with undisclosed partners were completed. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Years Ended December 31,
	2007	2008
P&G	62%	0%
QOL Medical, LLC (“QOL”)	15%	56%
Novo Nordisk	18%	0%
Undisclosed partner — undisclosed compounds	0%	21%
Undisclosed partner — Factor IX	0%	11%

Total	95%	88%

We determine the amount and necessity of recording an allowance for doubtful accounts on an individual account basis based on, among other things, historical experience, creditworthiness of significant customers based upon ongoing credit evaluations and recent economic trends that might impact the level of future credit losses. At December 31, 2007 and 2008, the allowance for doubtful accounts was zero.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition — Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) and the guidance set forth in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be realized within the next 12 months is classified as current.

Substantially all of our revenues are generated from research and development collaborations and licensing arrangements with partners that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, using the framework outlined in EITF 00-21, whether (a) an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our research and development collaborations may include upfront non-refundable payments, development milestone payments, R&D Funding, patent-based or product sale royalties, and product sales. In addition, we may receive revenues from licensing arrangements and, to a lesser extent, from government grants. For each separate unit of accounting, we have determined that the delivered item has value to the customer on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have an objective fair value for a delivered item. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Revenue from research and development collaborations is recorded when earned based on the specific terms of the contracts. Upfront nonrefundable payments, where we are providing continuing services related to a research and development effort, are deferred and recognized as revenue over the collaboration period. Upfront non-refundable payments, where we are not providing any continuing services as in the case of a license to our IP, are recognized when delivery of the license has occurred. The ability to estimate the total research and development effort and costs can vary significantly for each contract due to the inherent complexities and uncertainties of drug research and development. The estimated period of time over which we recognize certain revenues is based upon structured detailed project plans completed by our project managers, who meet with scientists and collaborative counterparts on a regular basis and schedule the key project activities and resources including headcount, facilities and equipment and budgets. These periods generally end on projected milestone dates typically associated with the clinical stage of drug development, i.e. filing of an IND, initiation of a Phase 1 human clinical trial or filing of an NDA. As drug candidates and drug compounds move through the research and development process, it is necessary to revise these estimates to consider changes to the project plan, portions of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated development period.

We typically do not disclose the specific project planning details of a research and development collaboration for competitive reasons and due to confidentiality clauses in our contracts. Therefore, the extension of or decrease in a particular project time-line will affect our estimates of revenue recognition. As an illustrative example only, a one-year increase in a three-year estimated research and development collaboration to four years, occurring at the end of year one, for a $10.0 million non-refundable upfront payment would reduce the annual revenue recognized from approximately $3.3 million in the first year to approximately $2.2 million in each of the remaining three years. Other factors we consider that could impact the estimated time period include FDA actions, clinical trial delays due to difficulties in patient enrollment, delays in the availability of supplies,

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personnel or facility constraints or changes in direction from our collaborative partners. It is difficult to predict future changes in these elements.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities or specific regulatory actions such as the filing of an IND. We believe a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when they become due and collection is reasonably assured. When a milestone payment does not represent the culmination of a distinct earnings process, revenue is recognized when the earnings process is deemed to be complete or in a manner similar to that of an upfront non-refundable payment where we are providing continuing services.

Revenue from R&D funding is generally received for services performed under research and development collaboration agreements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract R&D costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Reimbursements received for direct out-of-pocket expenses related to contract R&D for the years ended December 31, 2007 and 2008 were not material.

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

Research and Development Costs — All research and development (“R&D”) costs are charged to operations as incurred. Our R&D expenses consist of costs incurred for internal and external R&D. These costs include direct and research-related overhead expenses. We recognize clinical trial expenses, which are included in research and development expenses, based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses recorded. We adjust our rate of clinical expense recognition if actual results differ from our estimates. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue and research and development expenses of changes in our estimates and the timing thereof, is recognized prospectively over the remaining estimated product development period. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation — We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123, (revised 2004) “Share Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107, “Share Based Payment”) (“SAB 107”), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. SAB 107 provided for a simplified method for estimating expected term for “plain-vanilla” options. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, SAB No. 110, “Year-End Help for Expensing Employee Stock Options” (“SAB 110”) was released, which extended the use of the simplified method if a company met certain criteria. We have concluded that we meet the criteria to continue to use the simplified method as we have had significant structural changes in our business such that our historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. We have elected to follow the guidance of SAB 107 and SAB 110 and have continued to use the simplified method in determining expected term for all of our stock option awards to employees and directors, with the exception of stock options granted in June 2008 to our Chief Scientific Officer. We used a 10-year expected term as these options contractually allow an exercise period up to the full 10-year term of the options. Options vesting over multiple years vest proportionately on each annual anniversary date.

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

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2007	2008
Stock options outstanding under our various stock option plans	2,412,318	6,189,331
Unvested restricted stock	610,092	106,763
Warrants	144,430	6,196,875

Total	3,166,840	12,492,969

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

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to BioMed Realty (“BioMed”), the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010.

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

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net loss and net unrealized gains or losses on available-for-sale securities and is presented in the accompanying consolidated statement of stockholders’ equity (deficit).

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Such reclassifications had no effect on stockholders’ equity, net loss, or net decrease in cash and cash equivalents.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on future business combinations.

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

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. In connection with warrants issued in April 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements is expected to result in an initial estimated fair value liability of approximately $0.9 million, which will be recorded as an increase in liabilities and increase in stockholders’ deficit on January 1, 2009 and adjusted quarterly thereafter during the period the warrants remain outstanding.

Note 2 — Inventories

At December 31, 2008, the original cost basis of our inventory was approximately $2.7 million, composed of $0.1 million of Nascobal® active pharmaceutical ingredient (“API”) and materials, and $2.6 million of calcitonin-salmon API and materials for our generic nasal calcitonin-salmon product for which we filed an abbreviated new drug application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) in December 2004. Another pharmaceutical company, Apotex, filed a generic application for its nasal calcitonin-salmon product with a filing date that has priority over our ANDA for our generic nasal calcitonin-salmon product. Novartis filed a patent infringement suit against Apotex with respect to Apotex’s ANDA. In May 2008, a federal district court dismissed the lawsuit between Novartis and Apotex, due to the parties reaching a settlement in their long-standing litigation. The terms of this settlement were not made public. This, among other things, created uncertainty over our ability to launch our nasal calcitonin-salmon product and caused us to reassess the value of our inventory. In the second quarter of 2008, we recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory because we considered the carrying amount of this inventory to likely not be recoverable. In December 2008, the FDA granted tentative approval of our ANDA for our generic calcitonin-salmon nasal spray. We anticipate that full FDA approval will follow the completion of Apotex’s 180-day exclusivity period, or June 2009. Since we could not launch the product in 2008, we did not write-up the value of the inventory as of December 31, 2008.

On April 1, 2009, we announced that we had entered into an Asset Purchase Agreement with Par Pharmaceutical Companies, Inc. (“Par”) under which Par will acquire our manufacturing facilities in Hauppauge,

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New York as well as our Abbreviated New Drug Application (ANDA) for generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we will receive upfront cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par Pharmaceutical will assume all of our current supply and manufacturing obligations with QOL for Nascobal® products, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees. For additional discussion of the status of our collaboration with Par, see Note 10: Intellectual Property and Contractual Agreements — Par Pharmaceutical.

Note 3 — Property and Equipment

Property and equipment at December 31, 2007 and 2008 are comprised of the following (in thousands):

	2007	2008
Furniture and fixtures	$1,804	$997
Machinery and equipment	12,371	6,623
Computer equipment and software	5,191	3,824
Leasehold improvements	7,726	4,810

	27,092	16,254
Less accumulated depreciation and amortization	12,088	8,410

Net property and equipment	$15,004	$7,844

Assets under capital leases, primarily equipment, totaled approximately $17.4 million and $13.2 million at December 31, 2007 and 2008, respectively, and accumulated amortization of assets under capital leases totaled approximately $5.4 million and $6.3 million at December 31, 2007 and 2008, respectively.

Note 4 — Accrued Restructuring and Assets Held For Sale

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, we have reduced our workforce from approximately 235 employees in late 2007 to approximately 49 full-time employees at December 31, 2008. We have also closed certain of our facilities and have taken other steps to reduce our cash expenditures. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy (see Note 2). In addition, we also incurred approximately $0.3 million related to our decision in 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

Our workforce reduction included three executives from our intranasal programs and, in accordance with the terms of their employment agreements, the vesting of their outstanding unvested options and restricted stock was accelerated. The related non-cash stock-based compensation expense of approximately $0.9 million was included in restructuring expense in 2008.

During 2008, we closed our facility at 3450 Monte Villa and recorded a restructuring liability of approximately $2.4 million, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for this facility, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment,

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, our evaluation of the likelihood of subleasing our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. The previously recorded related deferred rent liability of approximately $1.0 million was reclassified to the accrued restructuring liability in 2008. During the year ended December 31, 2008, we recorded approximately $37,000 in accretion expense. We expect to incur approximately $0.2 million in accretion expense through the expiration of this lease in January 2016.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. In 2008, leasehold improvements having a net book value of approximately $1.5 million and fixed assets having a net book value of approximately $0.4 million were considered impaired by management as they related to our facility which we had ceased to use. A related charge was included in restructuring expense in 2008. During 2008, we had sales of property and equipment totaling $0.7 million in net realizable value, less costs to sell, and the net loss on sale of approximately $63,000 was included in restructuring expense. At December 31, 2008, property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale.

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

The components of restructuring are summarized as follows (in thousands):

Year ended December 31, 2008
Employee severance and termination benefits (including stock compensation charges)	$3,986
Property and equipment impairment	1,962
Facility related charges	2,015
Other restructuring charges	294

Total restructuring	$8,257

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in accrued restructuring for the year ended December 31, 2008 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Other	Total
Balance, December 31, 2007	$151	$—	$—	$151
Additional accruals	3,119	2,946	294	6,359
Payments	(2,921)	(632)	(294)	(3,847)
Accretion	—	37	—	37

Balance, December 31, 2008	$349	$2,351	$—	$2,700

Note 5 — Employee Benefit Plan

We have a 401(k) plan for employees meeting eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Our contributions to the plans are discretionary as determined by our board of directors. Effective January 1, 2004, we implemented a matching program to match employee contributions of up to 6% of compensation at 25 cents for each dollar contributed by the employee. Employer contributions were $0.2 million and $0.1 million in the years ended December 31, 2007 and 2008, respectively.

Note 6 — Letter of Credit

At December 31, 2007 and 2008, we had a letter of credit with our bank, pursuant to which a standby letter of credit in the amount of approximately $2.2 million had been issued to the landlords of our Bothell, Washington facilities.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa Parkway, Bothell, WA, which among other things, released to the landlord our cash deposit of approximately $0.3 million and restricted cash under the letter of credit in the amount of approximately $1.0 million. The landlord may draw upon the cash deposit or the letter of credit at any time and is expected to do so in 2009.

Note 7 — Stockholders’ Equity

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 90,000 shares as Series A Junior Participating Preferred, of which no shares are outstanding. See Stockholder Rights Plan in this Note 7 below.

In January 2009, we entered into a Loan and Security Agreement (“Loan Agreement”) with GECC, pursuant to which we borrowed approximately $5.5 million from GECC to partially finance the purchase of certain equipment. The Loan Agreement, which is described further in Note 9: Commitments and Contingencies, contains certain customary representations, warranties, covenants, agreements and indemnities. We are subject to certain negative covenants, among others, including that we may not declare or pay dividends, subject to certain customary exceptions.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Issuances — In January 2007, we completed a public offering of 3,250,000 shares of our common stock at a public offering price of $13.00 per share under our $125.0 million shelf registration statement. The offering resulted in gross proceeds of approximately $42.2 million, prior to the deduction of fees and commissions of approximately $1.3 million.

In January 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. As of December 31, 2008, we had approximately $110.4 million remaining on our effective shelf registration statements.

In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share. Additional warrants to purchase up to 1,377,084 shares of common stock at a price of $2.17 per share were exercisable for a 90-day period beginning October 25, 2008 and subsequently expired in January 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction.

In February and March 2009, we issued to eight of our vendors an aggregate of 1,364,285 shares of our common stock having an estimated market value of approximately $0.4 million on the issue dates to settle amounts due to these vendors of approximately $0.6 million in total.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa Parkway which will reduce our future cash expenditures related to this lease. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to the landlord pursuant to the Stock Purchase Agreement, which among other things provides the holder of the Shares with certain piggyback registration rights with respect to the Shares, which rights continue until such time as the Shares may be sold publicly without restriction under the Securities Act. The value of the shares issued was approximately $0.4 million on the date of issuance. In March 2009, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay the former executive a reduced sum of $0.9 million and to issue the former executive 731,275 unregistered shares of our common stock having an estimated market value of approximately $0.2 million as of the agreement date, in full satisfaction of $1.7 million in severance obligations which was included in accrued employee compensation and employee benefits at December 31, 2008.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for 1/1000th of a share of Series A preferred stock. The preferred share purchase rights expire on March 17, 2010, unless we extend the expiration date or in certain limited circumstances, we redeem or exchange such rights prior to such date. Initially, 10,000 Series A Junior Participating Preferred shares were authorized. In January 2007 this was increased to 50,000 shares, and in June 2008 this was further increased to 90,000 shares, so that a sufficient number of Series A Junior Participating Preferred shares would be available to the holders of shares of common stock for issuance in satisfaction of such rights, given increases in the number of shares of common stock outstanding.

Stock Incentive Plans — In June 2008, our 2008 Stock Incentive Plan was approved by our stockholders under which an aggregate of 4,500,000 shares of common stock are available for grant. In addition, in June 2008, we granted 1,099,963 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant. We also maintain a 2000 Nonqualified Stock Option Plan, a 2002 Stock Option Plan and a 2004 Stock Incentive Plan. Under our stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide us services. The options to be granted are designated as either incentive stock options or non-incentive stock options by our board of directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2004 and 2008 plans, we are authorized to grant awards of restricted stock, stock appreciation rights and performance shares, in addition to stock options. As of December 31, 2008, no stock appreciation rights or performance shares have been granted. Options granted under the plans generally have terms of ten years from the date of grant, and generally vest over three to five years. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of December 31, 2008 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

At December 31, 2008, options to purchase up to 6,189,331 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 106,763 shares of our common stock were outstanding under our 2004 Plan and 2,487,172 shares were reserved for future grants or awards under our various stock incentive plans.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2007	2008
Research and development	$2,993	$6,203
Sales and marketing	413	390
General and administrative	2,841	1,952
Restructuring	—	867

Total	$6,247	$9,412

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

Stock Options — Option activity under the plans was as follows:

	Years Ended December 31,
	2007		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,412,412	$13.18	2,412,318	$13.26
Granted	228,773	11.40	6,271,944	$2.32
Exercised	(134,167)	9.59	—	—
Expired	(90,867)	11.76	(468,444)	9.52
Forfeited	(3,833)	13.26	(1,326,487)	2.88
Canceled	—	—	(700,000)	16.19

Outstanding at end of period	2,412,318	$13.26	6,189,331	$4.35

Exercisable at end of period	1,849,957	$13.23	3,349,831	$6.26

The following table summarizes additional information on our stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercisable Price
$0.48 - $ 1.27	1,934,650	7.5	$1.21	837,484	$1.19
$2.14 - $ 2.27	1,445,673	9.3	2.21	420,000	2.19
$3.19 - $ 3.27	1,136,661	9.4	3.22	420,000	3.19
$4.19 - $ 5.19	440,000	9.4	4.69	440,000	4.69
$8.83 - $15.43	1,232,347	3.2	12.70	1,232,347	12.70

Totals	6,189,331	7.6	$4.35	3,349,831	$6.26

Exercisable at Dec. 31, 2008	3,349,831	6.2

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2007	2008
Expected dividend yield	0%	0%
Risk free interest rate	4.5%	3.5%
Expected stock volatility	63%	71%
Expected option life	5.8 years	7.1 years
Weighted average fair value granted	$6.97	$0.80

As of December 31, 2008, we had approximately $1.4 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.2 years.

At December 31, 2008, both the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable were nil, since all of the options outstanding as of that date had an exercise price greater than the closing market price of $0.34. The intrinsic value of stock options is based on the closing market price of our common stock and is calculated by aggregating the difference between the closing market price and the exercise price of the options. The total intrinsic value of options exercised during 2007 was approximately $0.6 million determined as of the date of exercise. No options were exercised during 2008. The total fair value of options that vested during 2007 and 2008 was approximately $2.9 million and $6.0 million, respectively.

In June 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to two years and to accelerate the vesting of approximately 21,320

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares which would have vested for the retiring directors over the remaining one or two years. Additional compensation expense recognized as a result of these modifications was not material.

Our workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of their outstanding unvested options and restricted stock awards was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense of $0.9 million was included in restructuring expense in 2008.

In October 2008, we announced the termination of employment of our Chief Scientific Officer, effective November 30, 2008. In connection with the termination, as of November 30, 2008, 42,000 remaining unvested restricted shares became fully vested and unvested options to purchase 1,700,000 shares of common stock at a weighted average exercise price of approximately $2.84 per share that had been previously granted pursuant to his employment agreement became fully vested and exercisable. Additional unvested options to purchase 2,831 shares of common stock at an exercise price of $13.16 per share also became fully vested and exercisable in accordance with the terms of his employment agreement. The former executive also surrendered, without consideration, for cancellation, options to purchase 600,000 shares of common stock at an exercise price of $14.72 per share and options to purchase 100,000 shares of common stock at an exercise price of $25.00 per share. In connection with the termination, we recognized approximately $2.5 million in non-cash stock compensation, which was recorded in research and development expense during the fourth quarter of 2008.

During 2007 and 2008, we recorded stock-based compensation expense related to stock options of approximately $2.7 million and $6.4 million, respectively.

Non-Employee Option Grants — In June 2008 we granted stock options to four non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, is re-measured using the fair value of our common stock and the non-cash compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense includes fair value re-measurements until the stock options are fully vested. The Scientific Advisory Board was terminated effective December 31, 2008 at which time one-third of the options were vested immediately and the remaining two-thirds were cancelled. During the year ended December 31, 2008, we recognized expense of approximately $0.1 million relating to options granted to non-employee members of our Scientific Advisory Board.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Plan, we have issued shares of restricted stock to certain employees and members of our board of directors. As of December 31, 2008 no restricted stock awards have been granted under our 2008 Plan. Non-cash compensation expense is being recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. Additional information on restricted shares is as follows:

	Years Ended December 31,
	2007	2008
Unvested restricted shares outstanding, beginning of period	544,480	610,092
Restricted shares issued	366,705	66,429
Restricted shares forfeited	(88,698)	(240,271)
Restricted shares vested	(212,395)	(329,487)

Unvested restricted shares outstanding, end of period	610,092	106,763

Weighted average grant date fair value per share	$12.89	$8.79

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $2.1 million at December 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.5 years.

In 2007 and 2008, we recorded stock-based compensation expense related to the amortization of restricted stock grants of approximately $3.5 million and $2.9 million. The fair value of restricted stock vested in 2007 and 2008 was approximately $2.9 million and $4.2 million.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock were reserved for issuance under our ESPP. Under the terms of our ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. An aggregate of 74,591 shares were issued under the ESPP during 2008. The amounts expensed related to our ESPP in the years ended December 31, 2007 and 2008 were $41,000 and $107,000, based on employee contributions and on the following weighted average variables:

	Year Ended December 31,
	2007	2008
Expected dividend yield	0%	0%
Risk free interest rate	4.8%	3.2%
Expected volatility	52.7%	90.9%
Expected term	0.5 years	0.5 years
Fair value	$4.18	$2.62

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. At December 31, 2007, there were warrants outstanding for the purchase of 144,430 shares of our common stock with an exercise price of $11.09, which expired in September 2008. In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock are exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. These 1,377,084 warrants expired on January 25, 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants were evaluated under the guidance set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We considered the provisions of EITF 00-19 with respect to the warrants and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and are appropriately classified as equity. The following summarizes warrant activity during the year ended December 31, 2008 (in thousands).

Warrants outstanding, December 31, 2007	144
Warrants issued	6,197
Warrants exercised	—
Warrants expired	(144)

Warrants outstanding, December 31, 2008	6,197

Weighted average exercise price, December 31, 2008	$2.33

Note 8 — Income Taxes

Our net deferred tax assets as of December 31, 2007 and 2008 are as follows (in thousands):

	Years Ended December 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$63,320	$79,184
Tax credit carryforwards	7,649	8,876
Depreciation & amortization	3,523	4,507
Accrued liabilities	1,053	2,329
Other	2,019	4,385

Total deferred tax assets	77,564	99,281
Valuation allowance	(77,564)	(99,281)

Net deferred taxes	$—	$—

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased $19.5 million and $21.7 million during 2007 and 2008, respectively. As a result of the valuation allowance, there were no tax benefits or expenses recorded in the accompanying consolidated statements of operations for the years ended December 31, 2007 or 2008.

At December 31, 2008, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $219.0 million and $49.6 million, respectively, and had available tax credits of approximately $8.9 million, which are available to offset future taxable income. A portion of these carryforwards will expire in 2009 and will continue to expire through 2027 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to an annual limitation due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code. An additional change of control as defined by such provisions may have resulted from our registered direct offering dated April 25, 2008, and, if so, the limitation on the usage of our net operating losses and tax credit carryforwards in the future would be

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant. These limitations have been considered in determining the deferred tax asset associated with net operating loss carryforwards.

During 2007, employee stock options were exercised that resulted in income tax deductions in the amount of approximately $0.6 million. There were no employee stock options exercised during 2008. The cumulative total of such deductions at December 31, 2008 is approximately $12.2 million. During 2007 and 2008, we reported income tax deductions of approximately $2.6 million and $0.4 million related to restricted stock. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to such stock options and restricted stock will be credited to additional paid-in capital in the period the related tax deductions are realized.

The difference between the expected benefit computed using the statutory tax rate and the recorded benefit of zero is primarily due to the change in the valuation allowance.

Note 9 — Commitments and Contingencies

Leases — We lease space for our manufacturing, research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016. In connection with the terms of our lease of our Bothell, Washington facilities, we provide our landlords with stand-by letters of credit that total approximately $2.2 million.

Until March 2009, we had facilities for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. On April 1, 2009 we announced that we had entered into an Asset Purchase Agreement with Par under which Par will assume operating costs and leases associated with the facilities.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to BioMed Realty (“BioMed”), the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to BioMed, and granted BioMed certain piggyback registration rights with respect to the Shares until the Shares may be sold publicly without restriction under the Securities Act. The value of the shares issued was approximately $0.4 million on the date of issuance. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010.

Rent expense approximated $3.5 million in 2007 and $2.5 million in 2008. An additional $0.5 million in rental payments were recorded to the restructuring liability during 2008.

We have entered into a capital lease agreement with General Electric Capital Corporation (“GECC”), which allowed us to finance certain property and equipment purchases over three-or four-year terms depending on the type of equipment. Under this agreement, we purchase assets approved by GECC, at which date GECC assumes ownership of the assets and we are reimbursed. The equipment was then leased to us. Interest rates on capital lease borrowings averaged approximately 10.0% during 2007 and 2008. Assets leased are pledged as collateral for capital lease borrowings. The lease agreement was cancelled in January 2009 pursuant to the Loan Agreement further described below.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future annual minimum lease payments under facility operating leases and capital leases as of December 31, 2008 (in thousands):

	3450 Monte Villa	Occupied Facilities	Capital Leases	Total
2009	$1,782	$1,329	$4,297	$7,408
2010	1,826	1,338	1,141	4,305
2011	1,872	1,325	111	3,308
2012	1,919	1,384	—	3,303
2013	1,967	1,442	—	3,409
Thereafter	4,258	3,353	—	7,611
Less amount representing interest	—	—	(420)	(420)

Total	$13,624	$10,171	$5,129	$28,924

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which we borrowed funds from GECC to partially finance the purchase of certain equipment leased to us by GECC. We borrowed approximately $5.5 million from GECC evidenced by a promissory note issued to GECC. No additional advances are available under the Loan Agreement. The outstanding principal balance bears interest in arrears from the date of the Loan Agreement until the loan is fully repaid at a fixed rate of 12.29% per year. The loan was paid down to $1.8 million in March 2009 at which time the remaining loan balance was re-amortized to be paid off in 12 equal monthly payments of approximately $160,000 each. There are acceleration clauses which include additional payments to the principal based on the proceeds of certain transactions which could result in the loan being repaid prior to April 2010. In addition, the Loan requires a fee of 3% of the original balance to be paid at the time the Loan is paid in full, subject to certain early payoff reductions. Substantially all of our assets now owned, including our intellectual property, secure our obligations under the Loan Agreement. The Loan Agreement contains customary representations, warranties, covenants, agreements and indemnities. Under the Loan Agreement, we are subject to certain affirmative covenants, and certain negative covenants, including among others that we may not incur additional indebtedness, dispose of any property, enter into certain change of control events, declare or pay dividends or prepay other indebtedness, make investments or acquisitions, enter into transactions with affiliates, or amend existing material agreements, in each case subject to certain customary exceptions. We are not precluded, however, from entering into strategic licensing or partnership transactions by the Loan Agreement as evident by the Roche, Novartis and Par transactions all completed after January 2009.

NASDAQ Deficiency Notice — On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until March 18, 2009, to regain compliance. The letter further advised that such compliance can be achieved if, at any time before March 18, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. NASDAQ has suspended enforcement of the minimum bid price requirement for all issuers until July 20, 2009, and, accordingly, our date to regain compliance with the minimum bid price requirement has been extended to December 21, 2009. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

Separately, on November 18, 2008, we received a staff deficiency letter from NASDAQ notifying us that, based on our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we do not comply with the minimum stockholders’ equity requirement of $10 million for

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued listing on The NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(3). On December 3, 2008, we submitted to NASDAQ a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements, and on December 22, 2008, we received notice from NASDAQ granting us an extension until March 3, 2009 to regain compliance.

We did not regain compliance on or prior to March 3, 2009 and, accordingly, on March 4, 2009, we received written notification (the “Staff Determination”) from NASDAQ stating that our common stock would be subject to delisting from The NASDAQ Global Market as a result of the deficiency. On March 5, 2009, we requested a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination, which will stay any action with respect to the Staff Determination until NASDAQ renders a decision subsequent to the hearing. At the hearing, currently scheduled for April 23, 3009, we intend to present a plan to regain compliance. There can be no assurance that the Panel will grant our request for continued listing.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Intellectual Property and Contractual Agreements

RNAi-related

Roche — In February 2009, we entered into an agreement with Hoffman-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of a one-time non-refundable licensing fee.

Novartis — In March 2009, we entered into an agreement Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive license to our DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform.

University of Michigan — In May 2008, we entered into an exclusive license agreement to IP from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance gene expression knockdown. Together with the DiLA2 Platform of novel delivery liposomes, these delivery peptides may improve the therapeutic potential of our drug candidates. We sublicensed this IP to Novartis on a nonexclusive basis in March 2009.

University of Helsinki — In June 2008, we entered into a collaboration with Dr. Pirjo Laakkonen and the Biomedicum Helsinki to screen our patented phage display library, the Trp Cage library. The goal of the work is to discover and evaluate peptides for their potential to target particular tissues or organs for a given disease. We expect to use the peptides to improve and increase the delivery options for siRNA, including nanoparticle technology and the combination of novel peptides with our DiLA2 Platform.

Ribotask ApS.    In October 2008, we announced that we had acquired the intellectual property related to Unlocked Non-nucleotide Analogs from Ribotask ApS, a privately held Danish company specializing in the

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to siRNAs in a novel and proprietary manner. This includes protection from enzymatic destruction and reduction, or elimination, of a cytokine response, two primary limitations for therapeutic application of siRNA; yet the appropriate substitution of UNA preserves high efficacy. These attributes have the potential for effective protein down regulation with lower total doses of siRNA while improving the safety profile.

Galenea — In February 2006, in connection with our RNAi therapeutics program targeting influenza and other respiratory diseases, we acquired RNAi IP and other RNAi technologies from Galenea Corporation (“Galenea”). The IP acquired from Galenea includes patent applications licensed from the Massachusetts Institute of Technology that have early priority dates in the antiviral RNAi field focused on viral respiratory infections, including influenza, rhinovirus, and other respiratory diseases. We also acquired Galenea’s research and IP relating to pulmonary drug delivery technologies for siRNA. Additionally, we assumed Galenea’s awarded and pending grant applications from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (“NIH”), and the Department of Defense to support the development of RNAi-based antiviral drugs. Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon certain regulatory filings and approvals, and the sale of products.

Government Grants — In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.4 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2008.

City of Hope — In November 2006, we entered into a license with the Beckman Research Institute/City of Hope for exclusive and non-exclusive licenses to the Dicer-substrate RNAi IP developed there. In the first quarter of 2009, we terminated our license agreement with the City of Hope for technology and intellectual property related to Dicer substrates to focus on the development of UsiRNA and meroduplex constructs.

Intranasal related

Procter & Gamble (“P&G”) — In January 2006, we entered into a Product Development and License Agreement with P&G to develop and commercialize our PTH(1-34) nasal spray for the treatment of osteoporosis and in December 2006, we entered into the First Amendment to the License Agreement. Under our agreements with P&G we received an initial $10.0 million cash payment, which was recorded as deferred revenue and was being amortized into revenue over the estimated development period, a $7.0 million milestone payment received and recognized in full as revenue in 2006, and $4.3 million in research and development reimbursements was recognized as revenue in 2007. Our agreements with P&G were terminated in November 2007, at which time we reacquired all rights and data associated with the PTH(1-34) program. The unamortized balance of P&G’s $10.0 million initial payment, approximately $5.5 million, was recognized as revenue in 2007.

Amylin Pharmaceuticals, Inc. — On February 3, 2009, we announced that we had received a milestone payment, in the amount of $1.0 million, from Amylin Pharmaceuticals, Inc. (“Amylin”) under our 2006 Development and License Agreement, as amended, for the development of intranasal exenatide (the “License Agreement”). The License Agreement was amended in January 2009 to provide for an accelerated $1.0 million milestone payment, reduce the aggregate amount of milestone and royalty payments that could be due to us under the License Agreement from $89 million to $80 million, and establish a flat royalty rate for sales of products under the License Agreement. We will no longer be responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Par Pharmaceutical — In October 2004, we entered into a license and supply agreement with Par for the exclusive U.S. distribution and marketing rights to a generic calcitonin-salmon nasal spray for the treatment of osteoporosis, which has received tentative FDA approval. Under the terms of the agreement, we agreed to manufacture and supply finished calcitonin-salmon nasal spray product to Par, while Par agreed to distribute the product in the U.S. The financial terms of the agreement included milestone payments, product transfer payments for manufactured product and a profit sharing following commercialization. In December 2008, the FDA granted tentative approval of our ANDA for our generic calcitonin-salmon nasal spray. We anticipate that full FDA approval will follow the completion of Apotex’s 180-day exclusivity period, or June 2009.

On April 1, 2009 we announced that we entered into an Asset Purchase Agreement with Par pursuant to which, among other things, Par will acquire certain assets pertaining to Nascobal and Calcitonin, including tooling and equipment, inventories and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our two facility leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and will receive profit sharing for five years on commercial sales of calcitonin. In connection with this agreement, our License and Supply Agreement with Par, and our Supply Agreement with QOL, have been terminated.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. On November 5, 2008, we gave notice to terminate our agreement with Thiakis. We recorded $1.2 million in research and development expense in the fourth quarter of 2008 related to the estimated obligations under this license agreement at December 31, 2008.

Other

QOL Medical LLC — In October 2005, we entered into a supply agreement with QOL (the “QOL Agreement”) under which, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. Under the terms of the QOL Agreement we received a $2.0 million upfront fee which is being recognized ratably over the five-year life of the QOL Agreement. QOL purchased Nascobal® brand products from Questcor Pharmaceuticals (“Questcor”) in October 2005 and also assumed Questcor’s obligation to pay us $2.0 million on the issuance by the U.S. Patent and Trademark Office of a patent for Nascobal® nasal spray. This payment became due and was received and recognized as revenue in the second quarter of 2007. We recognized product revenue relating to the supply agreement of approximately $0.3 million and $1.0 million in the years ended December 31, 2007 and 2008, respectively.

In connection with the Asset Purchase Agreement with Par Pharmaceutical announced on April 1, 2009, the QOL Agreement was terminated. We anticipate recognizing the remaining $0.6 million in deferred revenue related to the Supply Agreement in the first quarter of 2009.

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

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Subsequent Events through April 1, 2009

As further described in Note 9, in January 2009 we entered into a Loan and Security Agreement, which in summary, refinanced equipment that was previously recorded as a capital lease to be recorded as notes payable in the amount of approximately $5.5 million. Pursuant to terms of accelerated payment provisions of the Loan, in March 2009, we repaid $2.5 million in connection with funds received from Novartis for a new license agreement as described elsewhere, and we repaid $0.4 million in connection with funds received from Par related to the Asset Purchase Agreement as described elsewhere.

As further described in Note 10, in January 2009, we amended our license agreement with Amylin pursuant to which, among other things, we received a $1.0 million accelerated milestone payment and reduced the aggregate amount of future milestone payments under the license agreement.

As further described in Note 7, in February and March 2009, we issued 1,364,285 shares of our common stock to certain vendors in consideration for amounts due of approximately $0.6 million.

As further described in Note 10, in February 2009, we entered into a license agreement with Roche, pursuant to which, among other things, we granted to Roche a worldwide, non-exclusive license to a portion of our technology platform for the development of RNAi-based therapeutics in consideration of the payment by Roche of a one-time, $5 million non-refundable licensing fee.

As further described in Note 7, in March 2009, we entered into an amendment to our lease agreement for our closed and unoccupied Bothell facility, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the agreement, we issued to the landlord 1.5 million shares of our common stock and we released to the landlord our cash deposit and restricted cash totaling approximately $1.3 million. The landlord may draw upon the cash deposit or the letter of credit at any time and is expected to do so in 2009.

As further described in Note 7, in March 2009, we entered into an amendment of our agreement regarding severance obligations for a former executive, pursuant to which, among other things, we agreed to issue 731,275 shares of our common stock in March 2009 and agreed to pay the former executive approximately $0.9 million in June 2009 in full satisfaction of $1.7 million of severance obligations, which was recorded as a current liability at December 31, 2008.

As further described in Note 10, in March 2009, we entered into an agreement with Novartis, pursuant to which, among other things, we granted to Novartis a worldwide, non-exclusive license to our liposomal technology for siRNA delivery in consideration of the payment of a one-time, non-refundable fee of $7.25 million.

As further described in Note 10, on April 1, 2009, we announced that we had entered into an Asset Purchase Agreement with Par under which Par will acquire our manufacturing facilities in Hauppauge, New York as well as our ANDA for generic calcitonin-salmon nasal spray. Under the terms of the Asset Purchase Agreement, we received $0.8 million in cash and will receive profit sharing for five years on commercial sales of calcitonin. In addition, Par will assume all of our current supply and manufacturing obligations with QOL for Nascobal® nasal spray, as well as all operating costs and leases associated with the facilities, including employment of our Hauppauge employees.

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

(b) Internal Control over Financial Reporting.    There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

ITEM 9B.    Other Information.

None.

PART  III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on May 20, 2009.

ITEM 11.    Executive Compensation.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on May 20, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on May 20, 2009.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on May 20, 2009.

ITEM 14.    Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on May 20, 2009.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 8, 2009.

MDRNA, INC.

By:	/s/ J. Michael French
J. Michael French
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 8, 2009.

Signature	Title

/s/ J. MICHAEL FRENCH	Director, President and Chief Executive Officer (Principal Executive Officer)
J. Michael French

/s/ BRUCE R. YORK	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bruce R. York

/s/ DR. ALEXANDER D. CROSS	Director
Dr. Alexander D. Cross

/s/ DANIEL L. PETERS	Director
Daniel L. Peters

Director
John V. Pollock

/S/ JAMES ROTHMAN, PH.D.	Director
James Rothman, Ph.D.

/S/ GREGORY SESSLER	Director
Gregory Sessler

/s/ BRUCE R. THAW	Director
Bruce R. Thaw

/s/ STEVEN C. QUAY, M.D., PH.D.	Director
Steven C. Quay, M.D., Ph.D.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated August 8, 2000, among the Registrant, Atossa Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, and Atossa HealthCare, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 8, 2000, and incorporated herein by reference).
2.2	Asset Purchase Agreement, dated September 30, 2002, between the Registrant and Schwarz Pharma, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 30, 2002, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Registrant dated September 19, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 19, 2007, and incorporated herein by reference).
3.4	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).
3.5	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
4.1	Rights Agreement, dated February 22, 2000, between the Registrant and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).
4.2	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Registrant and American Stock Transfer and Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).
10.1	Lease Agreement, dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).
10.2	First Amendment dated June 17, 2003, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.3	Second Amendment, dated February 4, 2004, to Lease Agreement dated April 23, 2002, with Phase 3 Science Center LLC, Ahwatukee Hills Investors LLC and J. Alexander’s LLC (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).
10.4	Third Amendment, dated as of March 5, 2009, to Lease Agreement dated April 23, 2002, with BMR-3450 Monte Villa Parkway LLC (as successor-in-interest to Phase 3 Science Center LLC) (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2009, and incorporated herein by reference).
10.5	Stock Purchase Agreement, dated as of March 5, 2009, between the Registrant and BioMed Realty, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.6	Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of March 1, 2006 (filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K/A dated March 1, 2006 and filed on July 26, 2006, and incorporated herein by reference).(1)
10.7	First Amendment to Lease Agreement with Ditty Properties Limited Partnership for facilities at 3830 Monte Villa Parkway, Bothell, WA, effective as of July 17, 2006 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).
10.8	Amended and Restated Employment Agreement dated June 10, 2008 by and between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**
10.9	Amendment, Acknowledgement and Release, effective as of March 20, 2009, between the Registrant and Steven C. Quay, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 16, 2009, and incorporated herein by reference).**
10.10	Employment Agreement effective as of March 7, 2008 by and between the Registrant and Bruce R. York (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008, and incorporated herein by reference).**
10.11	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**
10.12	Employment Agreement effective as of January 2, 2009 by and between the Registrant and Barry Polisky (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2008 and incorporated herein by reference).**
10.13	The Registrant’s 1990 Stock Option Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8, File No. 333-28785, and incorporated herein by reference).**
10.14	The Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).**
10.15	Amendment No. 1 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**
10.16	Amendment No. 2 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).**
10.17	The Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).**
10.18	Amendment No. 1 to the Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**
10.19	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).**
10.20	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).**
10.21	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).**

Exhibit No.	Description
10.22	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**
10.23	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).**
10.24	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).**
10.25	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).**
10.26	Form of Purchase Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K dated September 4, 2003, and incorporated herein by reference).
10.27	Development and License Agreement by and between the Registrant and Amylin Pharmaceuticals, Inc. dated June 23, 2006 (filed as Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).(1)
10.28	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**
10.29	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**
10.30	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.**
10.31	The Registrant’s 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).**
10.32	Placement Agency Agreement, dated March 7, 2008, between the Registrant and Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).
10.33	Securities Purchase Agreement, dated as of April 25, 2008, between the Registrant and the purchasers identified on the signature page thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).
10.34	Form of Warrant (filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 25, 2008, and incorporated herein by reference).
23.1	Consent of KPMG LLP, independent registered public accounting firm.(2)
31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.

**	Indicates management contract or compensatory plan or arrangement.