Form 10-Q
period 2009-03-31
MDRNA, Inc.
filed 2009-05-15
CIK 737207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 7, 2009	Common stock — $0.006 par value	34,834,159

MDRNA, INC. AND SUBSIDIARIES

Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	March 31, 2009
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$5,532
Restricted cash	2,268	2,155
Accounts receivable	32	13
Inventories	98	—
Prepaid expenses and other current assets	935	677
Assets held for sale	541	464

Total current assets	4,958	8,841
Property and equipment, net	7,844	6,526
Other assets	335	3

Total assets	$13,137	$15,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,039	$1,149
Accrued payroll and employee benefits	2,410	1,401
Accrued expenses	1,472	1,208
Accrued restructuring — current portion	2,091	1,284
Note payable	—	1,823
Capital lease obligations — current portion	4,112	—
Deferred revenue — current portion	400	183

Total current liabilities	12,524	7,048
Accrued restructuring, net of current portion	609	632
Capital lease obligations, net of current portion	1,017	—
Deferred revenue, net of current portion	318	—
Fair value liability for price adjustable warrants	—	1,913
Deferred rent and other liabilities	1,928	1,663

Total liabilities	16,396	11,256

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 authorized:
31,244,018 shares issued and outstanding as of December 31, 2008 and 34,831,459 issued and outstanding as of March 31, 2009	250,826	251,804
Accumulated deficit	(254,085)	(247,690)

Total stockholders’ equity (deficit)	(3,259)	4,114

Total liabilities and stockholders’ equity (deficit)	$13,137	$15,370

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(In thousands, except per share data)
Revenue
License and research fees	$682	$14,068
Product revenue	488	70
Government grants	93	13

Total revenue	1,263	14,151

Operating expenses:
Cost of product revenue	164	—
Research and development	10,926	4,116
Sales and marketing	573	143
General and administrative	4,229	1,964
Restructuring	1,917	133

Total operating expenses	17,809	6,356

Income (loss) from operations	(16,546)	7,795

Other income (expense):
Interest income	293	2
Interest expense	(265)	(143)
Change in fair value liability for price adjustable warrants	—	(1,027)
Gain on settlement of liabilities, net	—	654

Total other income (expense)	28	(514)

Net income (loss)	$(16,518)	$7,281

Net income (loss) per common share:
Basic and diluted	$(0.63)	$0.23

Shares used in computing net income (loss) per share — basic and diluted	26,211	32,243

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2009

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2008	31,244,018	$250,826	$(254,085)	$(3,259)
Cumulative effect of change in accounting principle	—	—	(886)	(886)

Balance January 1, 2009	31,244,018	250,826	(254,971)	(4,145)
Shares issued in connection with settlement of liabilities	3,596,010	982	—	982
Compensation related to restricted stock, net of forfeitures	(8,569)	(53)	—	(53)
Compensation related to stock options and employee stock purchase plan, net of forfeitures	—	49	—	49
Net income	—	—	7,281	7,281

Balance March 31, 2009	34,831,459	$251,804	$(247,690)	$4,114

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Operating activities:
Net income (loss)	$(16,518)	$7,281
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	605	49
Non-cash compensation related to restricted stock	809	(53)
Depreciation and amortization	1,149	723
Gain (loss) on disposition of property and equipment	4	(104)
Net gain on settlement of liabilities	—	(654)
Non-cash change in fair value of price adjustable warrants	—	1,027
Changes in assets and liabilities:
Accounts receivable	(29)	19
Inventories	85	6
Prepaid expenses and other assets	(475)	260
Accounts payable	(1,421)	(324)
Deferred revenue	(238)	(535)
Accrued expenses and deferred rent and other liabilities	(133)	(448)
Accrued restructuring	—	(66)

Net cash provided by (used in) operating activities	(16,162)	7,181

Investing activities:
Change in restricted cash	—	113
Purchases of property and equipment	(37)	—
Proceeds from sales of property and equipment	—	878
Purchases of investments	(1,016)	—
Sales and maturities of investments	6,498	—

Net cash provided by investing activities	5,445	991

Financing activities:
Payments on note payable	—	(3,724)
Payments on capital lease obligations	(1,260)	—

Net cash used in financing activities	(1,260)	(3,724)

Net increase (decrease) in cash and cash equivalents	(11,977)	4,448
Cash and cash equivalents — beginning of period	27,704	1,084

Cash and cash equivalents — end of period	$15,727	$5,532

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$—	$5,547

Issuance of common stock to settle liabilities	—	982

Supplemental disclosure:
Cash paid for interest	$265	$70

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008 (Unaudited)

Note 1 — Business, Going Concern and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 30 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

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

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. As of March 31, 2009, we had an accumulated deficit of approximately $247.7 million and expect to incur additional losses in the future as we continue our research and development (“R&D”) activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans. The further development of our RNAi programs will require additional funding. At March 31, 2009, we had working capital (current assets less current liabilities) of $1.8 million and approximately $7.7 million in cash and cash equivalents, including approximately $2.2 million in restricted cash. While we continue to implement cost containment efforts, our operating expenses, primarily R&D, will consume of the majority of our cash resources.

We believe that our current resources are sufficient to fund our planned operations into the third quarter of 2009. We based our estimate on our ability to perform planned R&D activities and proceeds from assets held for sale. The volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We plan to continue to work with large pharmaceutical companies to conclude research and development collaboration agreements or investments, and to pursue public and private sources of equity financing to raise operating cash. However, there can be no assurance that we will be successful in such endeavors.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include revenue recognition, R&D costs, stock-based compensation, valuation of our warrants, inventory reserves, impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Impairment of Long-Lived Asset and, Assets Held for Sale — Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date. Assets held for sale are measured as the lower of carrying amount or fair value less cost to sell.

Accrued Restructuring — We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we ceased to use in 2008. Under SFAS 146, an accrued liability for remaining lease termination costs is initially measured at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of our ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and actual results may differ from our estimates. We review these estimates quarterly and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 3 — Accrued Restructuring and Assets Held for Sale.

Fair Value of Financial Instruments — We consider the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities. The carrying value of the note payable approximates fair value as the interest rate represents a current market rate.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value the liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

	Balance at March 31, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$1,913	—	—	$1,913

Total financial liabilities	$1,913	—	—	$1,913

The following table is a roll forward for the three months ended March 31, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$886
Change in fair value included in net income	1,027

Ending balance at March 31, 2009	$1,913

Net Income (Loss) Per Common Share — Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2009
Stock options outstanding under our various stock option plans	2,958	6,084
Unvested restricted stock	493	79
Warrants	145	4,820

Total	3,596	10,983

Note 2 — Concentration of Credit Risk and Significant Customers

We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2008	2009
Novartis	—	52%
Roche	—	35%
Amylin	3%	7%
QOL Medical, LLC	49%	6%
Undisclosed partner – undisclosed compounds	30%	—
Undisclosed partner – Factor IX	11%	—
Government grants	7%

Total	100%	100%

Note 3 — Accrued Restructuring and Assets Held For Sale

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, we have reduced our workforce from approximately 235 employees in late 2007 to approximately 44 full-time employees at March 31, 2009. We have also closed certain of our facilities and have taken other steps to reduce our cash expenditures. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. During 2008, we closed our facility at 3450 Monte Villa Parkway, Bothell, Washington and recorded a restructuring liability, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for this facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of the likelihood of subleasing our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. During the three months ended March 31, 2009, we recorded approximately $68,000 in accretion expense. We expect to incur approximately $0.2 million in accretion expense through the expiration of this lease in January 2016. As of March 31, 2009, the cash deposit had been released and offset against the restructuring liability, and the restricted cash had not been transferred to the landlord and was included in restricted cash and the restructuring liability. Subsequent to March 31, 2009, approximately $0.5 million of restricted cash was transferred to the landlord.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. At December 31, 2008 and at March 31, 2009, property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. In addition to the interest rate used, the assumptions as to estimated sublease rental income, the period of time to execute subleases and the costs and concessions necessary to enter into subleases significantly impact the accrual and actual results may differ from our estimates.

The components of restructuring are summarized as follows (in thousands):

	Three Months ended March 31,
	2008	2009
Employee severance and termination benefits (including stock compensation charges)	$1,623	$—
Facility related charges	—	133
Other restructuring charges	294	—

Total restructuring	$1,917	$133

The following table reflects the activity in accrued restructuring for the three months ended March 31, 2009 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Total
Balance, December 31, 2008	$349	$2,351	$2,700
Additional accruals	—	65	65
Payments	(167)	(750)	(917)
Accretion	—	68	68

Balance, March 31, 2009	$182	$1,734	$1,916

Note 4 — Note Payable and Capital Lease Obligations

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) GECC pursuant to which GECC converted the balance due under the capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of $5.5 million total. No additional advances are available under the Loan Agreement. The outstanding principal balance bears interest in arrears from the date of the Loan Agreement until the loan is fully repaid at a fixed rate of 12.29% per year. The loan was paid down to $1.8 million in March 2009 at which date the remaining loan balance was re-amortized to be paid off in 12 equal monthly payments of approximately $160,000. There are acceleration clauses which include additional payments to the principal based on the proceeds of certain transactions which could result in the loan being repaid prior to April 2010. In addition, the Loan requires a fee of 3% of the original balance to be paid at the time the Loan is paid in full, subject to certain early payoff reductions. Substantially all of our assets now owned, including our intellectual property, secure our obligations under the Loan Agreement. The Loan Agreement contains customary representations, warranties, covenants, agreements and indemnities. Under the Loan Agreement, we are subject to certain affirmative covenants, and certain negative covenants, including among others that we may not incur additional indebtedness, dispose of any property, enter into certain change of control events, declare or pay dividends or prepay other indebtedness, make investments or acquisitions, enter into transactions with affiliates, or amend existing material agreements, in each case subject to certain customary exceptions. We are not precluded, however, from entering into strategic licensing or partnership transactions by the Loan Agreement as evidenced by the Roche, Novartis and Par transactions all completed after January 2009. As a result of the capital lease termination and issuance of the note payable, the Company recorded a lease termination fee of approximately $0.2 million during the three months ended March 31, 2009. This loss is presented as a component of gain on settlement of liabilities, net.

Note 5 — Stockholders’ Equity

Common Stock Issuances — In January 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. As of March 31, 2009, we had approximately $110.4 million remaining on our effective shelf registration statements.

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

In February and March 2009, we issued to eight of our vendors an aggregate of 1,364,285 shares of our common stock having an estimated market value of approximately $0.4 million on the issue dates to settle amounts due to these vendors of approximately $0.6 million in total and as a result we recorded a gain on settlement of liabilities of approximately $0.2 million during the three months ended March 31, 2009.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa Parkway which reduced our future cash expenditures related to this lease. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to the landlord pursuant to the Stock Purchase Agreement, which among other things provides the holder of the Shares with certain piggyback registration rights with respect to the Shares, which rights continue until such time as the Shares may be sold publicly without restriction under the Securities Act. The estimated market value of the shares issued was approximately $0.4 million on the date of issuance and was recorded as an increase in common stock and additional paid-in capital and as a decrease to the previously recorded restructuring liability.

In March 2009, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay the former executive a reduced sum of $0.9 million on June 30, 2009, and to issue the former executive 731,275 unregistered shares of our common stock having an estimated market value of approximately $0.2 million as of the agreement date, in full satisfaction of $1.7 million in severance obligations which was included in accrued employee compensation and employee benefits at December 31, 2008. As a result, we recorded a gain on settlement of liabilities of approximately $0.6 million during the three months ended March 31, 2009. We have also agreed to use our best efforts to file a registration statement with the SEC to register the shares to be issued to the former executive on or prior to September 30, 2009. There is no requirement to transfer consideration if the registration statement is not filed by September 30, 2009.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock were exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. These 1,377,084 warrants expired on January 25, 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position at its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. Effective January 1, 2009, we adopted EITF 07-5. In connection with warrants issued in April 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $0.9 million, based on a per share price of $0.34 at December 31, 2008, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At March 31, 2009 the weighted average assumptions used in our Black Scholes calculation were: expected life equal to 6.5 years, volatility equal to 102%, risk-free rate of 2.3% and dividend rate of 0%. During the three months ended March 31, 2009, the fair value increased approximately $1.0 million, based on a per share price of $0.60 per share at March 31, 2009, which decreased net income.

The following summarizes warrant activity during the three months ended March 31, 2009 (in thousands).

Warrants outstanding, December 31, 2008	6,197
Warrants issued	—
Warrants exercised	—
Warrants expired	(1,377)

Warrants outstanding, March 31, 2009	4,820

Weighted average exercise price, March 31, 2009	$2.38

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

Note 6 — Stock Incentive Plans

At March 31, 2009, options to purchase up to 6,084,231 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 79,060 shares of our common stock were outstanding under our 2004 Plan and 2,600,841 shares were available for future grants or awards under our various stock incentive plans.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of March 31, 2009 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following table summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended March 31,
	2008	2009
Stock-based compensation:
Research and development	$758	$(79)
Sales and marketing	130	7
General and administrative	526	68

Total	$1,414	$(4)

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years, based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 1,099,963 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant. In March 2009, our former Chief Scientific Officer agreed to surrender, without consideration, for cancellation, options to purchase 800,000 shares of common stock at an exercise price of $12.94 per share.

Option activity was as follows during the three-month period ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2008	6,189	$4.35
Options granted	810	0.76
Options exercised	—	—
Options expired	(10)	9.89
Options forfeited	(105)	1.48
Options cancelled	(800)	12.94

Outstanding at March 31, 2009	6,084	$2.78	8.2 years	$167

Exercisable at March 31, 2009	2,814	$3.95	7.0 years	$—

The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2008	2009
Expected dividend yield	0%	0%
Risk free interest rate	2.5%	3.8%
Expected stock volatility	68%	95%
Expected option life	5.6 years	5.5 years
Weighted average fair value of options granted	$1.30	$0.22

As of March 31, 2009, we had approximately $1.1 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.1 years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2009 is based on the $0.60 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.60 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.60. No options were exercised during the three-month periods ended March 31, 2008 or March 31, 2009. We recorded stock-based compensation expense related to the amortization of stock options of approximately $0.6 million and $41,000 in the three-month periods ended March 31, 2008 and March 31, 2009, respectively. The total fair value of options that vested during the months ended March 31, 2008 and March 31, 2009 was approximately $0.4 million and $0.3 million, respectively.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 66,429 shares of common stock with a per share weighted average fair value of $2.28 in the three-month period ending March 31, 2008. There were no restricted stock awards granted during the three-month period ending March 31, 2009. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2009	107
Restricted shares granted	—
Restricted shares forfeited	(9)
Restricted shares vested	(19)

Unvested restricted shares outstanding, March 31, 2009	79

Weighted average grant date fair value per share	$9.29

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $1.6 million at March 31, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.2 years.

We recorded stock-based compensation expense related to the amortization of restricted stock grants of approximately $0.8 million and a benefit of $53,000 in the three months ended March 31, 2008 and March 31, 2009, respectively. The benefit in the current year period was due to forfeitures. The fair value of restricted stock vested during the three-month periods ended March 31, 2008 and 2009 was approximately $763,000 and $100,000.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, of which 74,591 have been issued as of March 31, 2009. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $40,000 and $8,000 in the three months ended March 31, 2008 and March 31, 2009, respectively.

Note 7 — Contractual Agreements

RNAi-related

Roche — In February 2009, we entered into an agreement with Hoffman-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of a one-time non-refundable licensing fee of $5 million, which was recognized as license fee revenue during the three months ended March 31, 2009.

Novartis — In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive license to our DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue during the three months ended March 31, 2009. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform.

Ribotask ApS. — In October 2008, we announced that we had acquired the intellectual property related to Unlocked Non-nucleotide Analogs from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to UsiRNAs in a novel and proprietary manner. This includes protection from enzymatic destruction and reduction, or elimination, of a cytokine response, two primary limitations for therapeutic application of siRNA; yet the appropriate substitution of UNA preserves high efficacy. These attributes have the potential for effective protein down regulation with lower total doses of siRNA while improving the safety profile.

Government Grants — In September 2006, the NIH awarded us a $1.9 million grant over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $93,000 and $13,000 for the three-month periods ended March 31, 2008 and March 31, 2009, respectively.

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

Intranasal related

Amylin Pharmaceuticals, Inc. — In January 2009 we received a milestone payment, in the amount of $1.0 million, which was recognized as license fee revenue, from Amylin Pharmaceuticals, Inc. (“Amylin”) under our 2006 Development and License Agreement, as amended, for the development of intranasal exenatide (the “License Agreement”). The License Agreement was amended in January 2009 to provide for the accelerated $1.0 million milestone payment, and to reduce the aggregate amount of milestone and royalty payments that could be due to us from $89 million to $80 million. We are no longer responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture.

Par Pharmaceutical — In March 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, Par acquired certain assets pertaining to calcitonin, including tooling and equipment, inventories and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two facility leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and will receive profit sharing for five years on commercial sales of calcitonin. We anticipate full FDA approval and launch of calcitonin in mid 2009. In connection with this agreement, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated on 31 March 2009. We recognized a gain of approximately $0.1 million on the asset sale to Par which is included in research and development expense in the quarter ended March 31, 2009. In addition, in the three-month period ended March 31, 2009 we recognized $0.7 million in deferred revenue related to the QOL Agreement.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in the fourth quarter of 2008 related to the estimated obligations under this license agreement at December 31, 2008. This agreement will terminate on May 6, 2009. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay a settlement amount of $1.1 million spread into quarterly payments commencing April 2009 and ending April 2010. The difference between this settlement amount and the amount originally estimated was recorded as reduction of R&D expense in the three months ended March 31, 2009. As of March 31, 2009, $0.9 million of this obligation is classified as current and the remaining $0.2 million is classified as non-current.

Note 8 — Income Taxes

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the estimated change in valuation allowance more likely to result due to taxable losses anticipated for the applicable fiscal year.

Note 9 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016. In connection with the terms of our lease of our Bothell, Washington facilities, we provide our landlords with stand-by letters of credit that total approximately $2.2 million.

Until March 2009, we had facilities for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In March 2009 we entered into an Asset Purchase Agreement with Par under which Par assumed operating costs and leases associated with the facilities.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to the sole member of the landlord, and granted certain piggyback registration rights with respect to the Shares until the Shares may be sold publicly without restriction under the Securities Act. Because of this amendment, we have no further rent obligations under the 3450 Monte Villa lease until July 2010.

We had a capital lease agreement with General Electric Capital Corporation (“GECC”), which allowed us to finance certain property and equipment purchases over three- or four-year terms depending on the type of equipment. Under this agreement, we purchased assets approved by GECC, at which date GECC assumed ownership of the assets and we were reimbursed. The equipment was then leased to us. Interest rates on capital lease borrowings averaged approximately 10% during 2008. Assets leased were pledged as collateral for capital lease borrowings. The lease agreement was cancelled in January 2009 pursuant to the Loan Agreement further described in Note 4 – Note Payable and Capital Lease Obligations.

NASDAQ Deficiency Notice — On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until March 18, 2009, to regain compliance. NASDAQ has suspended enforcement of the minimum bid price requirement for all issuers until July 20, 2009, and, accordingly, our date to regain compliance with the minimum bid price requirement has been extended to December 21, 2009. Compliance with the minimum bid price requirement can be achieved if, at any time before December 21, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. As one option available to management to address this deficiency, we included in the Proxy Statement for our 2009 Annual Meeting of Stockholders a proposal to approve the ability of management to enact a reverse split of our common stock in a ratio between one-for-two and one-for-ten, should such a split be determined by our Board of Directors to be in the best interest of our company. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

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

We did not regain compliance on or prior to March 3, 2009 and, accordingly, on March 4, 2009, we received written notification (the “Staff Determination”) from NASDAQ stating that our common stock would be subject to delisting from The NASDAQ Global Market as a result of the deficiency. On March 5, 2009, we requested a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination, which will stay any action with respect to the Staff Determination until NASDAQ renders a decision subsequent to the hearing. At the hearing, which took place on April 23, 3009, we presented a plan to regain compliance. We are awaiting receipt of the Panel’s decision. If the Panel approves our plan to regain compliance, the company will have until September 6, 2009 to regain compliance. There can be no assurance that the Panel will grant our request for continued listing and if they do, there can be no assurance that we will regain compliance by September 2009.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 30 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, lipid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

We have recently completed a nine-month effort to restructure our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 40 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical Companies, Inc. (“Par”) in March 2009. Our business model is now centered on the development of strategic R&D partnerships with international pharmaceutical companies as well as the pre-clinical and early stage clinical development of our own pipeline of RNAi-based therapeutics. Over the near- and mid-term, we will focus on: (1) expanding our delivery technologies; (2) maintaining and expanding our IP estate; (3) continuing our cost containment efforts; and (4) raising sufficient capital necessary to support and execute our business model. There can be no assurance that our efforts will produce acceptable results. This business model or any other future changes to the business may not prove successful in the short or long term due to a variety of factors, including competition, success of our research efforts or our ability to establish pharmaceutical partnerships, and may have a material impact on our financial results including a decline in our stock price.

We are developing novel technologies and therapeutics based on the Nobel Prize-winning discovery of RNAi. The discovery of RNAi, in 1988, has led not only to its widespread use in the research of biological mechanisms and target validation but also to its application in down-regulating the expression of certain disease-causing proteins found in multiple diseases such as inflammation, cancer, and metabolic dysfunction. RNAi-based therapeutics work through a naturally occurring process within cells that has the effect of reducing levels of messenger RNA (mRNA) required for the production of proteins. RNAi enables the targeting of disease at a genetic level and thus is highly specific to particular disease-causing proteins. At this time, several RNAi-based therapeutics are being evaluated in human clinical trials.

We have created a drug discovery platform that combines novel and proprietary siRNA constructs with novel and proprietary siRNA delivery technologies, to develop RNAi-based therapeutics for the treatment of human diseases. In 2008, we demonstrated pre-clinical efficacy using both local and systemic routes of administration in rodent models of cancer and metabolic dysfunction. At present, we are focusing our resources on liver cancer (hepatocellular carcinoma — HCC) as our sole therapeutic indication. We intend to build on our pre-clinical successes in 2008 as we move our HCC program toward early clinical studies. In addition, we will continue to increase the breadth and capabilities of our drug discovery platform including advancing additional proprietary delivery technologies. Our business model anticipates that the advancement of a therapeutic pipeline, either through partnerships or on our own, will provide proof of concept for our drug discovery platform as well as value for shareholders.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of May 6, 2009, we owned or controlled 4 issued or allowed U.S. patents and 48 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

Our collaboration efforts are expected to generate license fees, non-refundable upfront payments, R&D funding, milestone payments, patent- and product-based royalties and profit sharing. Because of our collaborations and other agreements, we recognized revenue of approximately $1.3 million and $14.2 million in the quarters ended March 31, 2008 and 2009, respectively. In 2008, our revenue related primarily to our intranasal programs including the supply agreement with QOL for Nascobal® and agreements with feasibility partners. In 2009, our revenue was primarily from revenue from licensing our RNAi platforms including agreements with Novartis and Roche.

Cash Position, Going Concern and Recent Financings

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, we had an accumulated deficit of approximately $247.7 million and expect to incur additional losses in the future as we continue our R&D activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require capital. At March 31, 2009, we had working capital (current assets less current liabilities) of $1.8 million and approximately $7.7 million in cash and cash equivalents, including $2.2 million in restricted cash. Our operating expenses, primarily R&D, will consume the majority of our cash resources. We have received an opinion from our independent registered public accounting firm indicating the substantial doubt about our ability to continue as a going concern due primarily to our cash position at December 31, 2008.

Discussion of cash flows

We generated cash of approximately $7.2 million in our operating activities in the quarter ended March 31, 2009, compared to using cash of $16.2 million in the quarter ended March 31, 2008. Cash generated from operating activities relates primarily to amounts received under our license agreements offset by funding operating expenses. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by non-cash restructuring charges, depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $1.0 million in the quarter ended March 31, 2009, compared to $5.4 million in the quarter ended March 31, 2008. Changes in cash from investing activities are due primarily to changes in restricted cash, maturities of short-term investments net of purchases and sales and purchases of property and equipment. In 2009 and 2008, we pledged some of our cash as collateral for letters of credit and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities in the quarter ended March 31, 2009 consisted of paying down our note payable with GECC by approximately $3.7 million. There are acceleration clauses in the Loan Agreement with GECC that require additional principal payments based on the proceeds of certain transactions. The $3.7 million in principal payments included $2.9 million of additional principal payments due to the acceleration clauses. In the quarter ended March 31, 2008, our financing activities consisted of regular monthly lease payments under our former capital lease obligations with GECC which amounted to approximately $1.3 million in total for the quarter.

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

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share. Additional warrants to purchase up to 1,377,084 shares of common stock at a price of $2.17 per share were exercisable during the 90-day period beginning October 25, 2008 and subsequently expired in January 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions. These provisions are commonly known as “down-round” provisions. The warrants were originally evaluated under the guidance set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We originally considered the provisions of EITF 00-19 with respect to the warrants and had concluded that the warrants may be physically or net-share settled at the investor’s option and did not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and were appropriately classified as equity. On January 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). According to the provisions of EITF 07-5, warrants with down-round provisions are no longer classified as equity. The adoption of EITF 07-5 resulted in a cumulative effect from accounting change of $0.9 million and a non-current liability for the fair value of the warrants as of January 1, 2009, which reflected the net cumulative impact of initial application, determined based upon the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the warrants. The warrants are revalued quarterly thereafter during the periods that the warrants remain outstanding. For the quarter ended March 31, 2009, we recorded additional expense related to revaluation of the fair value of the price adjustable warrants of $1.0 million.

NASDAQ Deficiency Notice

On September 19, 2008, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 4450(a)(5), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until March 18, 2009, to regain compliance. NASDAQ has suspended enforcement of the minimum bid price requirement for all issuers until July 20, 2009, and, accordingly, our date to regain compliance with the minimum bid price requirement has been extended to December 21, 2009. Compliance with the minimum bid price requirement can be achieved if, at any time before December 21, 2009, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. As one option available to management to address this deficiency, we included in the Proxy Statement for our 2009 Annual Meeting of Stockholders a proposal to approve the ability of management to enact a reverse split of our common stock in a ratio between one-for-two and one-for-ten, should such a split be determined by our Board of Directors to be in the best interest of our company. There can be no assurance that we will be able to regain compliance with the continued listing requirement of NASDAQ Marketplace Rule 4450(a)(5).

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

We did not regain compliance on or prior to March 3, 2009 and, accordingly, on March 4, 2009, we received written notification (the “Staff Determination”) from NASDAQ stating that our common stock would be subject to delisting from The NASDAQ Global Market as a result of the deficiency. On March 5, 2009, we requested a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination, which will stay any action with respect to the Staff Determination until NASDAQ renders a decision subsequent to the hearing. At the hearing, which took place on April 23, 3009, we presented a plan to regain compliance. We are awaiting receipt of the Panel’s decision. If the Panel approves our plan to regain compliance, the company will have until September 6, 2009 to regain compliance. There can be no assurance that the Panel will grant our request for continued listing and if they do, there can be no assurance that we will regain compliance by September 2009.

Debt restructuring and reduction of other liabilities

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which we borrowed funds from GECC to partially finance the purchase of certain equipment leased to us by GECC. We borrowed approximately $5.5 million from GECC evidenced by a promissory note issued to GECC. No additional advances are available under the Loan Agreement. The outstanding principal balance bears interest in arrears from the date of the Loan Agreement until the loan is fully repaid at a fixed rate of 12.29% per year. The loan was paid down to approximately $1.8 million as of March 31, 2009, at which time the remaining loan balance was re-amortized to be paid off in 12 equal monthly payments of approximately $160,000 each. There are acceleration clauses which include additional payments to the principal based on the proceeds of certain transactions, which could result in the loan being repaid prior to April 2010. In addition, the Loan requires a fee of 3% of the original balance to be paid at the time the Loan is paid in full, subject to certain early payoff reductions. Substantially all of our assets now owned, including our intellectual property, secure our obligations under the Loan Agreement. The Loan Agreement contains customary representations, warranties, covenants, agreements and indemnities. Under the Loan Agreement, we are subject to certain affirmative covenants, and certain negative covenants, including among others that we may not incur additional indebtedness, dispose of any property, enter into certain change of control events, declare or pay dividends or prepay other indebtedness, make investments or acquisitions, enter into transactions with affiliates, or amend existing material agreements, in each case subject to certain customary exceptions. We are not precluded, however, from entering into strategic licensing or partnership transactions by the Loan Agreement as evidenced by the Roche, Novartis and Par transactions all completed after January 2009.

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

In March 2009, we negotiated amendments to our agreements regarding severance obligations to both our former President and to our former Chief Scientific Officer to reduce our overall cash obligations through September 2009. In particular, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay to him a reduced sum of $0.9 million and to issue to him 731,275 unregistered shares of our common stock, in full satisfaction of $1.7 million in severance obligations. These obligations were included in accrued payroll and employee benefits at December 31, 2008. We anticipate making the cash payment to the former executive in June 2009. We have also agreed to use our best efforts to file a registration statement with the SEC to register the shares to be issued to the former executive on or prior to September 30, 2009. There is no requirement to transfer consideration if the registration statement is not filed by September 30, 2009.

Corporate restructuring

We have recently completed a nine-month effort to restructure our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 40 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par in March 2009. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. We continue to work to identify a partner or partners to further develop and commercialize our remaining legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all. In March 2009, we engaged a consulting firm with expertise in international markets to assist in the sale or licensing of these remaining programs.

We have streamlined operations and reduced expenses, which has included reductions in our workforce. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. We have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. By the end of the second quarter of 2009, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

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

	Three Months Ended March 31,		Change
	2008	2009	$	%
Revenue
License and research fees	$682	$14,068	$13,386	1963%
Product revenue	488	70	(418)	(86)%
Government grants	93	13	(80)	(86)%

Total revenue	1,263	14,151	12,888	1020%

Operating expenses
Cost of product revenue	164	—	(164)	(100)%
Research and development	10,926	4,116	(6,810)	(62)%
Sales and marketing	573	143	(430)	(75)%
General and administrative	4,229	1,964	(2,265)	(54)%
Restructuring	1,917	133	(1,784)	(93)%

Total operating expenses	17,809	6,356	(11,453)	(64)%
Interest income	293	2	(291)	(99)%
Interest and other expense	(265)	(143)	122	(46)%
Change in fair value liability for price adjustable warrants	—	(1,027)	(1,027)
Gain on settlement of liabilities, net	—	654	654

Net income (loss)	(16,518)	7,281	23,799

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2009

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2008	2009
Novartis	—	52%
Roche	—	35%
Amylin	—	7%
QOL Medical, LLC	49%	6%
Undisclosed partner – undisclosed compounds	30%	—
Undisclosed partner – Factor IX	11%	—

Total	90%	100%

License and research fees revenue. Revenue from license and research fees increased in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

In the quarter ended March 31, 2008, license and research fee revenue was primarily related to recognition of deferred revenue related to the $2.0 million payment received in 2005 from QOL Medical LLC and revenue from other collaboration or feasibility partners. In the quarter ended March 31, 2009, license and research fee revenue was primarily from licensing our RNAi platforms including agreements with Novartis and Roche as well as a $1.0 million milestone payment received from Amylin in February 2009. In addition, in connection with the Asset Purchase Agreement with Par, our Supply Agreement with QOL was terminated, and we recognized $0.7 million in deferred revenue related to the QOL agreement in the quarter ended March 31, 2009.

Product Revenue. During the quarter ended March 31, 2008 and 2009, product revenue consisted of sales of Nascobal® brand products. Product revenue was $0.1 million in the quarter ended March 31, 2009 and related to a cancellation fee paid by QOL for cancellation of a planned production lot. Product revenue was $0.5 million in the three months ended March 31, 2008 for four production lots. As a result of the Asset Purchase Agreement with Par, our Supply Agreement with QOL was terminated.

Government grants revenue. The National Institutes of Health awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million for the quarter ended March 31, 2008 and $13,000 for the quarter ended March 31, 2009.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. Cost of product revenue was zero in the quarter ended March 31, 2009 compared to $164,000 in the quarter ended March 31, 2008. We did not produce any production lots of Nascobal® nasal spray in the first quarter 2009 compared to four production lots in the first quarter 2008.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs, FDA filing fees and other costs. We expense all R&D costs as incurred. R&D expense for the quarter ended March 31, 2009 decreased as compared to the 2008 period, due to the following:

•

Personnel-related expenses decreased by 61% to $1.4 million in the quarter ended March 31, 2009 compared to $3.6 million in the quarter ended March 31, 2008 due to a decrease in headcount as a result of our restructuring.

•

Costs of clinical trials, lab supplies, consulting, and outside testing and services decreased by 96% to $0.2 million in the quarter ended March 31, 2009 compared to $4.1 million in the quarter ended March 31, 2008. In the quarter ended March 31, 2008 we incurred significant costs related to a Phase 2 clinical trial to evaluate our PYY(3-36) nasal spray in obese patients. The costs for the 2009 period were significantly lower than 2008 as we restructured our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

•

Facilities and equipment costs decreased by 45% to $1.2 million in the quarter ended March 31, 2009 compared to $2.2 million in the quarter ended March 31, 2008 due to a decrease in rent and related expenses allocated on a headcount basis and a decrease in depreciation of equipment and related maintenance and calibration costs. Depreciation expense included in R&D in the quarter ended March 31, 2009 was $0.6 million, compared with $0.9 million in the quarter ended March 31, 2008.

•

Stock-based compensation included in R&D expense was a benefit of $0.1 million for the three months ended March 31, 2009 compared to expense of $0.8 million in the quarter ended March 31, 2008. The decrease was due to lower headcount and to recognize the accounting impact of forfeitures of restricted stock awards in the current year period.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended March 31,
	2008	2009
RNAi Projects	31%	95%
Legacy Intranasal Projects	69%	5%

Total	100%	100%

We expect our R&D expenses to decrease in 2009 due to the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Our current strategy is focused on entering into collaborations with third parties to participate in the development and, ultimately the commercialization of our RNAi technology.

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The 75% decrease in sales and marketing expense in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 resulted primarily from headcount reduction in connection with our restructuring and our cost containment efforts. We expect sales and marketing costs, which primarily include business development staff and activities, to continue to decrease in 2009 compared to 2008 due to continued cost containment efforts and the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 54% decrease in general and administrative expenses in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 resulted primarily from the following:

•

Personnel-related expenses decreased by 56% to $0.5 million in the quarter ended March 31, 2009 compared to $1.1 million in the quarter ended March 31, 2008 due primarily to decreased headcount related to administrative activities.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 52% to approximately $1.1 million in the quarter ended March 31, 2009 compared to approximately $2.4 million in the quarter ended March 31, 2008, due primarily to cost containment efforts and the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

•

Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.5 million in the quarter ended March 31, 2008 to $0.1 million in the quarter ended March 31, 2009.

We expect general and administrative expenses to decrease in 2009 due to continued cost containment efforts.

Restructuring. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. In addition, we also incurred approximately $0.3 million related to our decision in the first quarter of 2008 to place our Phase 2 PTH(1-34) clinical trial on hold until further funding has been obtained. We continue to work to identify a partner or partners to further develop and commercialize our legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

During 2008, we closed our facility at 3450 Monte Villa and recorded a restructuring liability, representing remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for this facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of the likelihood of subleasing our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. During the three months ended March 31, 2009, we recorded approximately $68,000 in accretion expense. We expect to incur approximately $0.2 million in accretion expense through the expiration of this lease in January 2016.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. In 2008, leasehold improvements having a net book value of approximately $1.5 million and fixed assets whose net book value exceeded the net realizable value by approximately $0.4 million in aggregate were considered impaired by management as they related to our facility which we had ceased to use. A related charge was included in restructuring expense in 2008. During 2008, we had sales of property and equipment totaling $0.7 million in net realizable value, less costs to sell, and the net loss on sale of approximately $63,000 was included in restructuring expense. At December 31, 2008 and at March 31, 2009, property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale.

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

The components of restructuring are summarized as follows (in thousands):

	Three Months ended March 31,
	2008	2009
Employee severance and termination benefits (including stock compensation charges)	$1,623	$—
Facility related charges	—	133
Other restructuring charges	294	—

Total restructuring	$1,917	$133

The following table reflects the activity in accrued restructuring for the three months ended March 31, 2009 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Total
Balance, December 31, 2008	$349	$2,351	$2,700
Additional accruals	—	65	65
Payments	(167)	(750)	(917)
Accretion	—	68	68

Balance, March 31, 2009	$182	$1,734	$1,916

Interest Income. The 99% decrease in interest income in the quarter ended March 31, 2009 compared to the same period in 2008 was primarily due to lower average balances available for investment.

Interest Expense. We incurred interest expense on our capital leases and in 2009 on our note payable. The 46% decrease in interest expense in 2009 compared to 2008 was due to a decrease in the average borrowings. During the quarter ended March 31, 2008, borrowing rates on the capital leases ranged from 9.1% to 10.6%. The interest rate on our note payable which we entered into in January 2009 is 12.29%. We expect interest expense to continue to decline in 2009 as a result of the lower loan balances in 2009 compared to the capital lease balances in 2008.

Change in fair value liability for price adjustable warrants. For the quarter ended March 31, 2009, we recorded expense related to revaluation of the fair value of the fair value liability for price adjustable warrants of $1.0 million based on the March 31, 2009 closing price of our stock of $0.60 per common share.

Gain on settlement of liabilities, net. In the three months ended March 31, 2009 we recorded a net gain on settlement of liabilities of approximately $0.7 million. This included a $0.7 million gain relating to the amendment of our agreement regarding severance obligations with our former Chief Scientific Officer. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at $0.4 million to eight of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement with GECC and subsequent refinance of the amounts due under our Loan and Security Agreement with GECC.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2009, we issued to two of our vendors an aggregate of 230,000 shares of our common stock to settle outstanding amounts due to such vendors in the amount of $106,359 in total. The shares were offered and sold in reliance on the exemption from registration afforded by Section  4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 15, 2009.

MDRNA, INC.

By:	/s/ J. Michael French
J. Michael French
Chief Executive Officer, President and Director

By:	/s/ Bruce R. York
Bruce R. York Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan and Security Agreement, dated as of January 23, 2009, among General Electric Capital Corporation, Atossa Healthcare, Inc., MDRNA Research, Inc., Nastech Holdings I, LLC, Nastech Holdings II, LLC and the Registrant. (2)

10.2	Non-Exclusive Patent License Agreement, effective as of February 12, 2009, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd. and the Registrant. (1)(2)

10.3	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant. (1)(2)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Filed Herewith.