Form 10-Q
period 2009-06-30
MDRNA, Inc.
filed 2009-07-30
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

Commission File Number 000-13789

MDRNA, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 908-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
July 28, 2009	Common stock — $0.006 par value	40,752,025

MDRNA, INC. AND SUBSIDIARIES

Items 1, 1A and 3 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	June 30, 2009
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$7,926
Restricted cash	2,268	1,451
Accounts receivable	32	60
Inventories	98	—
Prepaid expenses and other current assets	935	454
Assets held for sale	541	—

Total current assets	4,958	9,891
Property and equipment, net	7,844	5,841
Other assets	335	3

Total assets	$13,137	$15,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,039	$1,239
Accrued payroll and employee benefits	2,410	468
Accrued expenses	1,472	1,594
Accrued restructuring — current portion	2,091	199
Capital lease obligations — current portion	4,112	—
Deferred revenue — current portion	400	—

Total current liabilities	12,524	3,500
Accrued restructuring, net of current portion	609	656
Capital lease obligations, net of current portion	1,017	—
Deferred revenue, net of current portion	318	—
Fair value liability for price adjustable warrants	—	10,820
Deferred rent and other liabilities	1,928	1,712

Total liabilities	16,396	16,688

Commitments and contingencies
Stockholders’ deficit):
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 authorized:
31,244,018 shares issued and outstanding as of December 31, 2008 and 40,752,025 issued and outstanding as of June 30, 2009	250,826	254,269
Accumulated deficit	(254,085)	(255,222)

Total stockholders’ deficit	(3,259)	(953)

Total liabilities and stockholders’ deficit	$13,137	$15,735

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands, except per share data)
Revenue
License and research fees	$431	$306	$1,113	$14,374
Product revenue	241	—	729	70
Government grants	82	3	175	16

Total revenue	754	309	2,017	14,460

Operating expenses:
Cost of product revenue, including inventory write-down of $2,579 in the three and six month periods ended June 30, 2008	2,665	—	2,829	—
Research and development	8,493	4,340	19,419	8,456
Sales and marketing	445	70	1,018	213
General and administrative	3,380	2,181	7,609	4,145
Restructuring	—	178	1,917	311

Total operating expenses	14,983	6,769	32,792	13,125

Income (loss) from operations	(14,229)	(6,460)	(30,775)	1,335

Other income (expense):
Interest income	135	1	428	3
Interest and other expense	(237)	(168)	(502)	(311)
Change in fair value liability for price adjustable warrants	—	(905)	—	(1,932)
Gain on settlement of liabilities, net	—	—	—	654

Total other expense	(102)	(1,072)	(74)	(1,586)

Net loss	$(14,331)	$(7,532)	$(30,849)	$(251)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.48)	$(0.21)	$(1.10)	$(0.01)

Shares used in computing net loss per share — basic and diluted	29,722	35,962	27,966	34,113

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2009

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2008	31,244,018	$250,826	$(254,085)	$(3,259)
Cumulative effect of change in accounting principle	—	—	(886)	(886)

Balance January 1, 2009	31,244,018	250,826	(254,971)	(4,145)
Proceeds from the issuance of common shares, net	5,250,000	1,221	—	1,221
Shares issued in connection with settlement of liabilities	3,596,010	982	—	982
Shares issued in connection with amendment of license agreement	606,061	1,000	—	1,000
Proceeds from the exercise of options, warrants and employee stock purchase plan purchases	68,500	152	—	152
Reclassification of fair value of warrants exercised on June 9, 2009	—	109	—	109
Compensation related to restricted stock, net of forfeitures	(12,564)	(469)	—	(469)
Compensation related to stock options and employee stock purchase plan, net of forfeitures	—	448	—	448
Net loss	—	—	(251)	(251)

Balance June 30, 2009	40,752,025	$254,269	$(255,222)	$(953)

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2009
	(In thousands)
Operating activities:
Net loss	$(30,849)	$(251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	1,366	448
Non-cash compensation related to restricted stock	1,392	(469)
Depreciation and amortization	2,365	1,333
Accretion of restructuring liability	—	122
Loss on disposition of property and equipment	30	68
Write-down of inventory and prepaid supplies	2,681	—
Net gain on settlement of liabilities	—	(654)
Non-cash change in fair value of price adjustable warrants	—	1,932
Changes in assets and liabilities:
Accounts receivable	(61)	(28)
Inventories	11	6
Prepaid expenses and other assets	394	580
Accounts payable	(1,897)	(234)
Deferred revenue	(475)	(718)
Accrued expenses and deferred rent and other liabilities	(1,585)	54
Accrued restructuring	—	(1,249)

Net cash provided by (used in) operating activities	(26,628)	940

Investing activities:
Change in restricted cash	—	817
Purchases of property and equipment	(63)	(8)
Proceeds from sales of property and equipment	—	1,156
Purchases of investments	(1,024)	—
Sales and maturities of investments	11,799	—

Net cash provided by investing activities	10,712	1,965

Financing activities:
Payments on note payable	—	(5,547)
Payments on capital lease obligations	(2,513)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan purchases	85	152
Proceeds from the issuance of common shares and warrants, net	7,254	9,332

Net cash provided by financing activities	4,826	3,937

Net increase (decrease) in cash and cash equivalents	(11,090)	6,842
Cash and cash equivalents — beginning of period	27,704	1,084

Cash and cash equivalents — end of period	$16,614	$7,926

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$—	$5,128

Issuance of common stock to settle liabilities	—	1,982

Supplemental disclosure:
Cash paid for interest	$502	$311

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2009 and 2008 (Unaudited)

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. As of June 30, 2009, we had an accumulated deficit of approximately $255.2 million and expect to incur additional losses in the future as we continue our research and development (“R&D”) activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans. The further development of our RNAi programs will require additional funding. At June 30, 2009, we had working capital (current assets less current liabilities) of $6.4 million and approximately $9.4 million in cash and cash equivalents, including approximately $1.5 million in restricted cash. While we continue to implement cost containment efforts, our operating expenses, primarily R&D, will consume the majority of our cash resources.

On June 12, 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 shares of common stock along with warrants to purchase up to 5,250,000 shares of common stock at a negotiated purchase price of $2.00 per share, which warrants are exercisable during the five-year period beginning December 13, 2009 at a price of $2.38 per share. We believe that our current resources are sufficient to fund our planned operations to approximately year-end 2009. We based our estimate on our ability to perform planned R&D activities and our recent financing activity. The volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We plan to continue to work with large pharmaceutical companies to conclude research and development collaboration agreements or investments, and to pursue public and private sources of equity financing to raise operating cash. However, there can be no assurance that we will be successful in such endeavors.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or for any future period.

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

Impairment of Long-Lived Assets and Assets Held for Sale — Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date. Assets held for sale are measured as the lower of carrying amount or fair value less cost to sell.

Accrued Restructuring — We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as it relates to our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), which we ceased to use in 2008. Under SFAS 146, an accrued liability for remaining lease termination costs is initially measured at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a credit-adjusted risk-free interest rate of 15%, and we based our estimated future payments on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of the ability to sublease our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates. In addition to the interest rate used, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates. We review these estimates quarterly and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 3 — Accrued Restructuring and Assets Held for Sale.

Fair Value of Financial Instruments — We consider the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply to measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We currently measure and report at fair value the liability for price adjustable warrants. The following table summarizes our financial liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Balance at June 30, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$10,820	—	—	$10,820

Total financial liabilities at fair value	$10,820	—	—	$10,820

The following table is a roll forward for the three and six months ended June 30, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$886
Change in fair value included in statement of operations	1,027

Balance, March 31, 2009	$1,913
Fair value of warrants exercised on June 12, 2009	(109)
Fair value of warrants issued on June 12, 2009	8,111
Change in fair value included in statement of operations	905

Ending balance at June 30, 2009	$10,820

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The number of shares that have been excluded in per share computations for the three and six month periods ended are as follows (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Stock options outstanding under our various stock option plans	8,432	7,828
Unvested restricted stock	360	57
Warrants	6,341	10,020

Total	15,133	17,905

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Novartis	—	60%	—	52%
Roche	—	—	—	34%
Amylin	—	—	—	7%
QOL Medical, LLC	47%	—	49%	6%
Par Pharmaceuticals	—	39%	—	1%
Government grant	11%	1%	9%	—
Undisclosed partner – undisclosed compounds	24%	—	28%	—
Undisclosed partner – Factor IX	18%	—	14%	—

Total	100%	100%	100%	100%

Note 3 — Accrued Restructuring and Assets Held For Sale

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, we have reduced our workforce from approximately 235 employees in late 2007 to approximately 40 full-time employees at June 30, 2009. We have also exited certain of our facilities and have taken other steps to reduce our cash expenditures. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. During 2008, we exited our facility at 3450 Monte Villa Parkway, Bothell, Washington and recorded a restructuring liability, representing remaining lease payments due under the lease and other costs and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for this facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of approximately $0.3 million and restricted cash under a letter of credit for approximately $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa lease for the period from January 2009 until July 2010. We use a credit-adjusted risk-free interest rate of 15%, and we based our sublease expectations on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of the likelihood of subleasing our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. During the three and six months ended June 30, 2009, we recorded approximately $54,000 and $122,000 in accretion expense. We expect to incur approximately $0.2 million in accretion expense through the expiration of this lease in January 2016. As of June 30, 2009, the cash deposit had been released and offset against the restructuring liability, and $0.7 million of the restricted cash has been released to the landlord. Subsequent to June 30, 2009, approximately $0.2 million of restricted cash was released to the landlord.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. At December 31, 2008 property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale. All of these assets were sold as of June 30, 2009 and an additional loss on sale of assets of approximately $0.1 million was included in restructuring expense in the second quarter of 2009.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. In addition to the interest rate used, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates.

The components of restructuring are summarized as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,		Cumulative to June 30, 2009
	2008	2009	2008	2009
Employee severance and termination benefits (including stock compensation charges)	$—	$—	$1,623	$—	$3,986
Property and equipment impairment	—	137	—	137	2,099
Facility related charges	—	41	—	174	2,189
Other restructuring charges	—	—	294	—	294

Total restructuring	$—	$178	$1,917	$311	$8,568

The following table reflects the activity in accrued restructuring for the six months ended June 30, 2009 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Total
Balance, December 31, 2008	$349	$2,351	$2,700
Additional accruals	—	52	52
Payments	(349)	(1,670)	(2,019)
Accretion	—	122	122

Balance, June 30, 2009	$—	$855	$855

Note 4 — Note Payable and Capital Lease Obligations

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which GECC converted the balance due under the capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of $5.5 million at a fixed interest rate of 12.29% per year. The loan was paid off in full in June 2009 including the loan fee of 2% of the original loan balance, or approximately $0.1 million. As a result of the capital lease termination and issuance of the note payable, we recorded a lease termination fee of approximately $0.2 million during the first quarter of 2009, which has been presented as a component of gain on settlement of liabilities, net. The balance of the note payable at June 30, 2009 is zero.

Note 5 — Stockholders’ Equity

Common Stock Issuances — In January 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. We accessed our universal shelf registration statement in connection with our April 2008 and June 2009 registered direct offerings of common stock and warrants described below. As of June 30, 2009, we had approximately $8.6 million remaining on our universal shelf registration statement. As of June 30, 2009, we also had approximately $82.8 million remaining on the registration statement that we filed with the SEC on October 19, 2006, and that was subsequently declared effective by the SEC on November 29, 2006, pursuant to which we were originally eligible to issue up to $125.0 million of our common stock. We previously accessed this latter registration statement in connection with our January 2007 offering of common stock.

In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share. Additional warrants to purchase up to 1,377,084 shares of common stock at a price of $2.17 per share were exercisable for a 90-day period beginning October 25, 2008 and subsequently expired in January 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which were exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. On June 9, 2009, 50,000 of the placement agent warrants were exercised resulting in cash proceeds of approximately $119,000.

In February and March 2009, we issued to eight of our vendors an aggregate of 1,364,285 shares of our common stock having an estimated market value of approximately $0.4 million on the issue dates to settle amounts due to these vendors of approximately $0.6 million in total and as a result we recorded a gain on settlement of liabilities of approximately $0.2 million during the first quarter of 2009.

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

In March 2009, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay the former executive a reduced sum of $0.9 million on June 30, 2009, and to issue the former executive 731,275 unregistered shares of our common stock having an estimated market value of approximately $0.2 million as of the agreement date, in full satisfaction of $1.7 million in severance obligations which was included in accrued employee compensation and employee benefits at December 31, 2008. As a result, we recorded a gain on settlement of liabilities of approximately $0.6 million during the first quarter of 2009. We have also agreed to use our best efforts to file a registration statement with the SEC to register the shares to be issued to the former executive on or prior to September 30, 2009. There is no requirement to transfer consideration if the registration statement is not filed by September 30, 2009.

On June 12, 2009, we raised net proceeds of approximately $9.3 million in a registered direct offering of 5,250,000 shares of common stock along with warrants to purchase up to 5,250,000 shares of common stock at a negotiated purchase price of $2.00 per share. The warrants are exercisable during the five-year period beginning December 13, 2009 at a price of $2.38 per share.

On June 18, 2009, we issued 606,061 shares of our common stock to Ribotask ApS as consideration for an amendment of our Patent Assignment and License Agreement dated May 21, 2008, as amended October 9, 2008. The estimated market value of the common stock of approximately $1.0 million was recorded as research and development expense during the second quarter of 2009.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share, and warrants to purchase up to 1,377,084 shares of common stock were exercisable during the 90-day period beginning October 25, 2008 at a price of $2.17 per share. These 1,377,084 warrants expired on January 25, 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. On June 9, 2009, 50,000 of the placement agent warrants were exercised resulting in cash proceeds of approximately $119,000 and the issuance of 50,000 shares of our common stock.

The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. These provisions are commonly known as “down-round” provisions. The warrants were originally evaluated under the guidance set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We originally considered the provisions of EITF 00-19 with respect to the warrants and had concluded that the warrants may be physically or net-share settled at the investor’s option and did not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and were appropriately classified as equity.

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

In connection with warrants issued in April 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $0.9 million, based on a per share price of $0.34 at December 31, 2008, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The warrants issued in June 2009 also contained “down-round” provisions and were valued at $8.1 million as of June 12, 2009, which was recorded as fair value liability of price adjustable warrants, based on a per share price of $1.91 as of June 12, 2009. The June 2009 financing, at $2.00 per share of common stock along with warrants, was specifically excluded by the April 2008 investors from triggering any potential anti-dilution provisions of the April 2008 financing that could have resulted from the June 2009 financing.

The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At June 30, 2009 the weighted average assumptions used in our Black Scholes calculation as of June 30, 2009 were as follows: contractual life equal to 5.8 years, volatility equal to 111%, risk-free rate of 2.9% and dividend rate of 0%. During the three and six months ended June 30, 2009, the fair value increased approximately $0.9 and $1.9 million, respectively, which increased net loss.

The following summarizes warrant activity during the six months ended June 30, 2009 (in thousands).

Warrants outstanding, December 31, 2008	6,197
Warrants issued	5,250
Warrants exercised	(50)
Warrants expired	(1,377)

Warrants outstanding, June 30, 2009	10,020

Weighted average exercise price, June 30, 2009	$2.38

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

Note 6 — Stock Incentive Plans

At June 30, 2009, options to purchase up to 7,827,731 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 57,465 shares of our common stock were outstanding under our 2004 Plan and 846,336 shares were available for future grants or awards under our various stock incentive plans.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of June 30, 2009 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following table summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2009	2008	2009
Stock-based compensation:
Research and development	$695	$(200)	$1,453	$(279)
Sales and marketing	106	(20)	236	(13)
General and administrative	543	203	1,069	271

Total stock-based compensation	$1,344	$(17)	$2,758	$(21)

The net benefit in the 2009 periods is due to a change in estimation of forfeitures.

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

Option activity was as follows during the six-month period ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2008	6,189	$4.35
Options granted	2,764	1.26
Options exercised	(15)	2.14
Options expired	(115)	11.67
Options forfeited	(195)	1.61
Options cancelled	(800)	12.94

Outstanding at June 30, 2009	7,828	$2.34	8.4 years	$927

Exercisable at June 30, 2009	3,699	$2.99	7.3 years	$315

The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.6%	2.6%	3.5%	2.3%
Expected stock volatility	71%	106%	71%	103%
Expected option life	5.8 years	5.9 years	5.8 years	5.8 years
Fair value of options granted	$0.66	$1.21	$0.73	$0.91

As of June 30, 2009, we had approximately $2.7 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.9 years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2009 is based on the $1.38 closing market price of our common stock on that date, and is calculated by aggregating the difference between $1.38 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $1.38. No options were exercised during the three and six-month periods ended June 30, 2008. In the three and six-month periods ended June 30, 2009, 15,000 options were exercised. We recorded stock-based compensation expense related to stock options of approximately $0.7 million and $1.3 million in the three and six-month periods ended June 30, 2008 and $0.4 million and $0.4 million in the three and six-month periods ended June 30, 2009, respectively. The total fair value of options that vested during the three and six-month periods ended June 30, 2008 was approximately $0.5 million and $0.8 million, respectively. The total fair value of options that vested during the three and six-month periods ended June 30, 2009 was approximately $1.0 million and approximately $1.3 million, respectively.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was not material. On May 20, 2009, in connection with our annual shareholders meeting, three members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time two of the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was approximately $117,000. The third retiring director’s options were governed by his employment contract at his employment termination date of November 30, 2008

Non-Employee Option Grants — In June 2008 and in May 2009 we granted stock options to non-employee members of our Scientific Advisory Board. For stock options granted as consideration for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of SFAS 123(R), Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three and six-month periods ended June 30, 2008, we recognized expense of approximately $38,000 relating to options granted to non-employee members of our Scientific Advisory Board. During the three and six-month periods ended June 30, 2009, we recognized expense of approximately $17,000 relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 66,429 shares of common stock with a per share weighted average fair value of $2.28 in the six-month period ending June 30, 2008. There were no restricted stock awards granted during the six-month period ending June 30, 2009. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2009	107
Restricted shares granted	—
Restricted shares forfeited	(12)
Restricted shares vested	(38)

Unvested restricted shares outstanding, June 30, 2009	57

Weighted average grant date fair value per share	$8.11

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $0.2 million at June 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.1 years.

We recorded stock-based compensation expense related to restricted stock grants of approximately $0.6 million and $1.4 million in the three and six months ended June 30, 2008. In the three months ended June 30, 2009 we recorded a benefit of $0.4 million and in the six months ended June 30, 2009 we recorded a benefit of $0.5 million due to forfeitures. The fair value of restricted stock vested during the three and six-month periods ended June 30, 2008 was approximately $0.8 million and $1.6 million and the fair value of restricted stock vested during the three and six-month periods ended June 30, 2009 was approximately $0.2 million and approximately $0.3 million.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 21,320 restricted shares which would have vested for the retiring directors over the next one or two years. Additional compensation expense recognized as a result of the modification was not material. On May 20, 2009, in connection with our annual shareholders meeting, three members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 10,000 restricted shares which would have vested for two of the retiring directors over the next one or two years. The third retiring director held no unvested shares. The benefit to compensation expense recognized as a result of the modifications was not material.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, of which 78,091 have been issued as of June 30, 2009. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $33,000 and $72,000 in the three and six months ended June 30, 2008 and $14,000 and $22,000 in the three and six months ended June 30, 2009, respectively.

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

Novartis — In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive license to our DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue during the three months ended March 31, 2009. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform. This exclusive period expired in the second quarter of 2009 and all remaining deferred revenue under this separate agreement of approximately $0.2 million was recognized as license fee revenue.

Ribotask ApS. — In October 2008, we announced that we had acquired the intellectual property related to Unlocked Non-nucleotide Analogs from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. We believe that the technology will permit us to stabilize and provide drug-like properties to UsiRNAs in a novel and proprietary manner. This includes protection from enzymatic destruction and reduction, or elimination, of a cytokine response, two primary limitations for therapeutic application of siRNA; yet the appropriate substitution of UNA preserves high efficacy. These attributes have the potential for effective protein down regulation with lower total doses of siRNA while improving the safety profile. On June 18, 2009, we issued 606,061 shares of our common stock to Ribotask ApS and agreed to certain payments in consideration of an amendment to eliminate all downstream financial consideration to Ribotask resulting from collaborations established between us and potential pharmaceutical and biotechnology partners. The estimated market value of the common stock of $1.0 million was recorded as research and development expense in the three months ended June 30, 2009.

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

Par Pharmaceutical — In March 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, Par acquired certain assets pertaining to calcitonin, including tooling and equipment, inventories and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two building leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and will receive profit sharing for five years on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. In connection with this agreement, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated on 31 March 2009. We recognized a gain of approximately $0.1 million on the asset sale to Par which is included in research and development expense in the first quarter of 2009. In addition, in the first quarter of 2009 we recognized $0.7 million in deferred revenue related to the QOL Agreement.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in the fourth quarter of 2008 related to the estimated obligations under this license agreement at December 31, 2008. This agreement terminated on May 6, 2009. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay $1.1 million, payable in quarterly amounts commencing April 2009 and ending April 2010. The difference between $1.1 million and the amount originally estimated was recorded as reduction of expense in the first quarter of 2009.

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

Note 9 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016. In connection with the terms of our lease of our Bothell, Washington facilities, we provide our landlords with stand-by letters of credit that total approximately $1.5 million.

Until March 2009, we had facilities for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In March 2009 we entered into an Asset Purchase Agreement with Par under which Par assumed full responsibility for all future operating costs and leases associated with the facilities.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa Parkway, which reduces our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. In connection with the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to the sole member of the landlord, and granted certain piggyback registration rights with respect to the Shares until the Shares may be sold publicly without restriction under the Securities Act. Because of this amendment, we have no further rent obligations under the 3450 Monte Villa Parkway lease until July 2010.

We had a capital lease agreement with General Electric Capital Corporation (“GECC”), which allowed us to finance certain property and equipment purchases over three- or four-year terms depending on the type of equipment. Under this agreement, we purchased assets approved by GECC, at which date GECC assumed ownership of the assets and we were reimbursed. The equipment was then leased to us. Interest rates on capital lease borrowings averaged approximately 10% during 2008. Assets leased were pledged as collateral for capital lease borrowings. The lease agreement was cancelled in January 2009 pursuant to the Loan Agreement further described in Note 4 — Note Payable and Capital Lease Obligations.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Subsequent Events through July 30, 2009

There were no significant events that have occurred from June 30, 2009 through July 30, 2009.

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

We have recently completed a year-long effort to restructure our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 40 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical Companies, Inc. (“Par”) in March 2009. Our business model is now centered on the development of strategic R&D partnerships with international pharmaceutical companies as well as the pre-clinical and early stage clinical development of our own pipeline of RNAi-based therapeutics. Over the near- and mid-term, we will focus on: (1) expanding our delivery technologies; (2) maintaining and expanding our IP estate; (3) continuing our cost containment efforts; and (4) raising sufficient capital necessary to support and execute our business model. There can be no assurance that our efforts will produce acceptable results. This business model or any other future changes to the business may not prove successful in the short or long term due to a variety of factors, including competition, success of our research efforts or our ability to establish pharmaceutical partnerships, and may have a material impact on our financial results including a decline in our stock price.

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

We have created a drug discovery platform that combines novel and proprietary siRNA constructs with novel and proprietary siRNA delivery technologies, to develop RNAi-based therapeutics for the treatment of human diseases. In 2008, we demonstrated pre-clinical efficacy using both local and systemic routes of administration in rodent models of cancer and metabolic dysfunction. At present, we are focusing our resources on liver (hepatocellular carcinoma — HCC) and bladder cancer. We intend to build on our pre-clinical successes in 2008 as we move these programs toward early clinical studies. In addition, we will continue to increase the breadth and capabilities of our drug discovery platform including advancing additional proprietary delivery technologies. Our business model anticipates that the advancement of a therapeutic pipeline, either through partnerships or on our own, will provide proof of concept for our drug discovery platform as well as value for shareholders.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of July 22, 2009, we owned or controlled 4 issued U.S. patents and 40 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

Our collaboration efforts are expected to generate license fees, non-refundable upfront payments, R&D funding, milestone payments, patent- and product-based royalties and profit sharing. Because of our collaborations and other agreements, we recognized revenue of approximately $0.8 million and $2.0 million in the three and six months ended June 30, 2008 and $0.3 million and $14.5 in the three and six months ended June 30 2009, respectively. In 2008, our revenue related primarily to our intranasal programs including the supply agreement with QOL for Nascobal® and agreements with feasibility partners. In 2009, our revenue was primarily from revenue from licensing our RNAi platforms including agreements with Novartis and Roche.

Cash Position, Going Concern and Recent Financings

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of approximately $255.2 million and expect to incur additional losses in the future as we continue our R&D activities. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and, to a lesser extent, equipment financing facilities. The further development of our RNAi programs will require capital. At June 30, 2009, we had working capital (current assets less current liabilities) of $6.4 million and approximately $9.4 million in cash and cash equivalents, including $1.5 million in restricted cash. Our operating expenses, primarily R&D, will consume the majority of our cash resources. We have received an opinion from our independent registered public accounting firm indicating the substantial doubt about our ability to continue as a going concern due primarily to our cash position at December 31, 2008.

Discussion of cash flows

We generated cash of approximately $0.9 million in our operating activities in the first half of 2009, compared to using cash of $26.6 million in the first half of 2008. Cash generated from operating activities relates primarily to amounts received under our license agreements offset by funding operating expenses. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by non-cash restructuring charges, depreciation and amortization and non-cash compensation related to restricted stock, stock options and our employee stock purchase plan. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $2.0 million in the first half of 2009, compared to $10.7 million in the first half of 2008. Changes in cash from investing activities are due primarily to changes in restricted cash, maturities of short-term investments net of purchases and sales and purchases of property and equipment. In 2009 and 2008, we pledged some of our cash as collateral for letters of credit and we report changes in our restricted cash as investing activities in the consolidated statements of cash flows.

Our financing activities in the first half of 2009 consisted of net proceeds from the sale of common stock and warrants of $9.3 million, offset by fully paying off our note payable with GECC in the amount of approximately $5.5 million. In the first half of 2008, our financing activities consisted of regular monthly lease payments under our former capital lease obligations with GECC which amounted to approximately $2.5 million in total for the first half of 2008, offset by net proceeds from the sale of common stock and warrants of $7.3 million.

Recent Financing Activities

In January 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. We accessed our universal shelf registration statement in connection with our April 2008 and June 2009 registered direct offerings of common stock and warrants described below. As of June 30, 2009, we had approximately $8.6 million remaining on our universal shelf registration statement. As of June 30, 2009, we also had approximately $82.8 million remaining on the registration statement that we filed with the SEC on October 19, 2006, and that was subsequently declared effective by the SEC on November 29, 2006, pursuant to which we were originally eligible to issue up to $125.0 million of our common stock. We previously accessed this latter registration statement in connection with our January 2007 offering of common stock.

On June 12, 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 shares of common stock along with warrants to purchase up to 5,250,000 shares of common stock at a negotiated purchase price of $2.00 per share, which warrants are exercisable during the five-year period beginning December 12, 2009 at a price of $2.38 per share. The warrants contain “down-round” provisions and as such, are subject to the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The warrants were valued at June 12, 2009 at $8.1 million which was recorded as fair value liability for price adjustable warrants, based on a per share price of $1.91 as of June 12, 2009. The warrants will be revalued quarterly during the periods that the warrants remain outstanding.

On April 25, 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock along with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per share. Warrants to purchase up to 4,590,277 shares of common stock are exercisable during the seven-year period beginning October 25, 2008 at a price of $2.376 per share. Additional warrants to purchase up to 1,377,084 shares of common stock at a price of $2.17 per share were exercisable during the 90-day period beginning October 25, 2008 and subsequently expired in January 2009. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable during the five-year period beginning October 25, 2008 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. On June 9, 2009, 50,000 of the warrants issued to the placement agent were exercised resulting in $119,000 cash proceeds. The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. These provisions are commonly known as “down-round” provisions. The warrants were originally evaluated under the guidance set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We originally considered the provisions of EITF 00-19 with respect to the warrants and had concluded that the warrants may be physically or net-share settled at the investor’s option and did not contain any net-cash settlement provisions or any provisions deemed under EITF 00-19 to be equivalent to net-cash settlement provisions and were appropriately classified as equity. According to the provisions of EITF 07-5, warrants with down-round provisions are no longer classified as equity. The adoption of EITF 07-5 resulted in a cumulative effect from accounting change of $0.9 million and a non-current liability for the fair value of the warrants as of January 1, 2009, which reflected the net cumulative impact of initial application, determined based upon the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the warrants. The warrants are revalued quarterly thereafter during the periods that the warrants remain outstanding.

For the three and six months ended June 30, 2009, we recorded expense related to valuation of the fair value of the price adjustable warrants of $0.9 million and $1.9 million, respectively.

Debt restructuring and reduction of other liabilities

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which GECC converted the balance due under the capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of $5.5 million at a fixed interest rate of 12.29% per year. The loan was paid off in full in June 2009 including the loan fee of 2% of the original loan balance, or approximately $0.1 million. As a result of the capital lease termination and issuance of the note payable, we recorded a lease termination fee of approximately $0.2 million during the first quarter of 2009, which was presented as a component of gain on settlement of liabilities, net.

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

In March 2009, we negotiated amendments to our agreements regarding severance obligations to both our former President and to our former Chief Scientific Officer to reduce our overall cash obligations through September 2009. In particular, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay to him a reduced sum of $0.9 million and to issue to him 731,275 unregistered shares of our common stock, in full satisfaction of $1.7 million in severance obligations. These obligations were included in accrued payroll and employee benefits at December 31, 2008. We made the cash payment to the former executive in June 2009. We have also agreed to use our best efforts to file a registration statement with the SEC to register the shares to be issued to the former executive on or prior to September 30, 2009. There is no requirement to transfer consideration if the registration statement is not filed by September 30, 2009.

Corporate restructuring

We have recently completed a major restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 40 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par in March 2009. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. We continue to work to identify a partner or partners to further develop and commercialize our remaining legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all. In March 2009, we engaged a consulting firm with expertise in international markets to assist in the sale or licensing of these remaining programs.

We have streamlined operations and reduced expenses, which has included reductions in our workforce. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. We have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. In the second half of 2009, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

Summary

We believe that our current resources are sufficient to fund our planned operations to approximately year-end 2009. We based our estimate on our ability to perform planned R&D activities and the receipt of planned funding. Volatility in our stock price, as well as global market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

Percentage comparisons have been omitted within the following table where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Revenue
License and research fees	$431	$306	$(125)	(29)%	$1,113	$14,374	$13,261	1,191%
Product revenue	241	—	(241)		729	70	(659)	(90)%
Government grants	82	3	(79)	(96)%	175	16	(159)	(91)%

Total revenue	754	309	(445)	(59)%	2,017	14,460	12,443	617%

Operating expenses
Cost of product revenue	2,665	—	(2,665)		2,829	—	(2,829)
Research and development	8,493	4,340	(4,153)	(49)%	19,419	8,456	(10,963)	(56)%
Sales and marketing	445	70	(375)	(84)%	1,018	213	(805)	(79)%
General and administrative	3,380	2,181	(1,199)	(35)%	7,609	4,145	(3,464)	(46)%
Restructuring	—	178	178		1,917	311	(1,606)	(84)%

Total operating expenses	14,983	6,769	(8,214)	(55)%	32,792	13,125	(19,667)	(60)%
Interest income	135	1	(134)	(99)%	428	3	(425)	(99)%
Interest and other expense	(237)	(168)	69	(29)%	(502)	(311)	191	(38)%
Change in fair value liability for price adjustable warrants	—	(905)	(905)		—	(1,932)	(1,932)
Gain on settlement of liabilities, net	—	—	—		—	654	654

Net loss	$(14,331)	$(7,532)	$(6,799)	(47)%	$(30,849)	$(251)	$30,598	(99)%

Comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2009

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Novartis	—	60%	—	52%
Roche	—	—	—	34%
Amylin	—	—	—	7%
QOL Medical, LLC	47%	—	49%	6%
Par Pharmaceuticals	—	39%	—	1%
Government grant	11%	1%	9%	—
Undisclosed partner – undisclosed compounds	24%	—	28%	—
Undisclosed partner – Factor IX	18%	—	14%	—

Total	100%	100%	100%	100%

License and research fees revenue. Revenue from license and research fees increased by $13.3 million to $14.4 million in the six months ended June 30, 2009 compared to the same period in 2008. For the three month period ended June 30, 2009, revenue decreased by $0.1 million compared to the same period in 2008.

In the six months ended June 30, 2009, license and research fee revenue was primarily from licensing our RNAi platforms including agreements with Novartis and Roche as well as a $1.0 million milestone payment received from Amylin, recognition of $0.7 million in deferred revenue recognized upon termination of the QOL agreement and revenue recognized under the asset purchase agreement with Par. In the three months ended June 30, 2009, license and research fee revenue included revenue from Novartis and Par. Revenue recognized in the three and six month periods ended June 30, 2008 consisted primarily of revenue from our intranasal partners including QOL Medical and other collaboration or feasibility partners.

Government grants revenue. The National Institutes of Health awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2008 and $3,000 and $16,000 for the three and six months ended June 30, 2009. We are terminating our government grant in the third quarter of 2009 and we expect government grant revenue to be minimal for the rest of 2009.

Product Revenue. During the three and six months ended June 30, 2008, product revenue was $0.2 million and $0.7 million, respectively, which consisted of sales of Nascobal® brand products. As a result of the Asset Purchase Agreement with Par, our Supply Agreement with QOL was terminated as of March 31, 2009. We recognized $0.1 million in the first quarter of 2009 related to a cancellation fee paid by QOL for cancellation of a planned production lot. We expect no product revenue for the rest of 2009.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. We did not produce any production lots of Nascobal® nasal spray in 2009. We recorded a non-cash impairment charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008. We expect no cost of product revenue for the rest of 2009.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials, consulting and other outside services, laboratory supplies, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2009 decreased $4.2 million and $11.0 million as compared to the 2008 periods, due to the following:

•

Personnel-related expenses decreased by 57% and 60% to $1.1 million and $2.5 million in the three and six months ended June 30, 2009 compared to $2.6 million and $6.2 million in the three and six months ended June 30, 2008 due to a decrease in headcount as a result of our restructuring.

•

Costs of clinical trials, lab supplies, consulting, and outside testing and services decreased by 81% and 90% to $0.5 million and $0.7 million in the three and six months ended June 30, 2009 compared to $2.7 million and $6.7 million in the three and six months ended June 30, 2008. We discontinued our PTH(1-34) clinical trial in the first quarter of 2008, and completed a Phase 2 clinical trial for PYY(3-36) in July 2008. The costs for the 2009 period were significantly lower than 2008 as we restructured our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

•

Facilities and equipment costs decreased by 63% and 55% to $0.9 million and $2.0 million in the three and six months ended June 30, 2009 compared to $2.4 million and $4.6 million in the three and six months ended June 30, 2008 due to a decrease in rent and related expenses and a decrease in depreciation of equipment and related maintenance and calibration costs. Depreciation expense included in R&D in the three and six months ended June 30, 2009 was $0.4 million and $0.9 million, compared with $0.9 million and $1.7 million in the three and six months ended June 30, 2008.

•

Stock-based compensation included in R&D expense decreased from approximately $.7 million and $1.5 million in the three and six months ended June 30, 2008 to a benefit of $0.2 million and a benefit of $0.3 million in the three and six months ended June 30, 2009. The decrease was due to lower headcount and to recognize the accounting impact of forfeitures of restricted stock awards in the current year periods.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
RNAi Projects	44%	94%	36%	95%
Legacy Intranasal Projects	56%	6%	64%	5%

Total	100%	100%	100%	100%

We expect our R&D expenses to decrease in 2009 due to the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Our current strategy is focused on entering into collaborations with third parties to participate in the development of, and ultimately the commercialization of, our RNAi technology.

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The 84% and 79% decrease in sales and marketing expense in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 resulted primarily from headcount reductions in connection with our restructuring and our cost containment efforts. We expect sales and marketing costs, which primarily include business development staff and activities, to continue to decrease in 2009 compared to 2008 due to continued cost containment efforts and the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. The 35% and 46% decrease in general and administrative expenses in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 resulted primarily from the following:

•

Personnel-related expenses decreased by 10% and 39% to $0.6 million and $1.1 million in the three and six months ended June 30, 2009 compared to $0.7 million and $1.7 million in the three and six months ended June 30, 2008 due primarily to decreased headcount related to administrative activities.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 46% and 49% to approximately $1.0 million and $2.2 million in the three and six months ended June 30, 2009 compared to approximately $1.9 million and $4.3 million in the three and six months ended June 30, 2008, due primarily to cost containment efforts and the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

•

Non-cash stock-based compensation included in general and administrative expense decreased from approximately $0.5 million and $1.1 million in the three and six months ended June 30, 2008 to $0.2 million and $0.3 million in the three and six months ended June 30, 2009.

We expect general and administrative expenses to decrease in 2009 compared to 2008 due to continued cost containment efforts.

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

During 2008, we exited our facility at 3450 Monte Villa Parkway and recorded a restructuring liability, representing estimated future payments and other costs, and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for this facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord, to be used by them to cover rent payments or as incentives to attract new tenants. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we will have no further rent obligations under the 3450 Monte Villa Parkway lease for the period from January 2009 until July 2010. We use a credit-adjusted risk-free interest rate of 15%, and we based estimated future payments on current rental rates available in the Bothell real estate market, cash incentives available from the landlord to attract new tenants, our evaluation of the likelihood of subleasing our facility in light of tightening credit markets, deteriorating conditions in the Bothell real estate market and increased vacancy rates in the competing downtown real estate markets. During the three and six months ended June 30, 2009, we recorded approximately $54,000 and $122,000 in accretion expense. We expect to incur approximately $0.2 million in accretion expense through the expiration of this lease in January 2016.

Given the triggering event as a result of the employee terminations and facility consolidation, we have evaluated our long-lived assets for possible impairment under the guidance in SFAS 144. In 2008, leasehold improvements having a net book value of approximately $1.5 million and fixed assets whose net book value exceeded the net realizable value by approximately $0.4 million in aggregate were considered impaired by management as they related to our facility which we had ceased to use. A related charge was included in restructuring expense in 2008. At December 31, 2008, property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale. All of these assets were sold as of June 30, 2009.

Interest Income. The 99% decrease in interest income in the both the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to lower average balances available for investment.

Interest Expense. We incurred interest expense on our capital leases and in 2009 on our note payable. The 29% and 38% decrease in interest expense in the three and six months ended June 30, 2009 compared to the same periods in 2008 was due to a decrease in the average borrowings. At June 30, 2009 we have no interest-bearing debt outstanding.

Change in fair value liability for price adjustable warrants. For the three and six months ended June 30, 2009, we recorded expense related to valuation of the price adjustable warrants of $0.9 million and $1.9 million based on the June 30, 2009 closing price of our stock of $1.38 per common share.

Gain on settlement of liabilities, net. We recorded a net gain on settlement of liabilities of approximately $0.7 million in the first quarter of 2009. This included a $0.7 million gain relating to the amendment of our agreement regarding severance obligations with our former Chief Scientific Officer. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at $0.4 million to eight of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement with GECC and subsequent refinance of the amounts due under our Loan and Security Agreement with GECC.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. — CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting .

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2009, we issued 606,061 shares of our common stock to Ribotask ApS as consideration for an amendment of our Patent Assignment and License Agreement dated May 21, 2008, as amended October 9, 2008. The shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Wednesday, May 20, 2009:

1)	The election of the following five (5) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
J. Michael French	28,037,709	1,175,531
Daniel Peters	27,982,103	1,213,137
James E. Rothman, Ph.D.	28,000,598	1,212,642
Gregory Sessler	27,968,049	1,245,197
Bruce R. Thaw	27,761,649	1,451,591

2)	Ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2009:

Votes FOR	Votes AGAINST	Votes ABSTAINED
28,971,267	204,715	37,256

3)	The approval of the amendment to our amended and restated certificate of incorporation to effect a reverse split, at a time in the future, and in such ratio between a one-for-two and one-for-ten reverse stock split, to be determined by the Board of Directors, in conjunction with advice from our investment bankers, to be in the best interest of MDRNA, Inc.:

Votes FOR	Votes AGAINST	Votes ABSTAINED
23,744,638	5,398,555	70,044

ITEM 5 — OTHER INFORMATION

On July 27, 2009, we and BMR-3450 Monte Villa Parkway LLC (“BMR”), the successor-in-interest to Phase 3 Science Center LLC, entered into a fourth amendment (the “Fourth Amendment”) of that certain Lease dated as of April 23, 2002, as amended by that certain First Amendment to Lease dated as of July 1, 2003, that certain Second Amendment to Lease dated as of January 29, 2004, and that certain Third Amendment to Lease dated as of March 5, 2009 (as amended, the “Lease”), whereby we lease certain premises from BMR at 3450 Monte Villa Parkway in Bothell, Washington (the “Premises”). Pursuant to the Fourth Amendment, the rentable area of the Premises shall be reduced by approximately 19,108 square feet to approximately 31,892 square feet. As previously disclosed, as a result of the Third Amendment to the Lease, we have no obligation to pay rent on the Premises until July 1, 2010, upon which date, and with accrual commencing as of such date, our obligation to pay rent and operating expenses shall resume in accordance with the terms of the Lease.

The foregoing summary is qualified in its entirety by reference to the text of the Fourth Amendment, a copy of which is attached to this Quarterly Report as Exhibit 10.3 and incorporated herein by reference.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on July 30, 2009.

MDRNA, INC.

By:	/s/ J. Michael French
J. Michael French
Chief Executive Officer and President

By:	/s/ Peter S. Garcia
Peter S. Garcia Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of April 25, 2008, between the Registrant and the purchasers identified therein. (1)

10.2	Form of Amended and Restated Common Stock Purchase Warrant issued to the investors in the April 2008 financing. (1)

10.3	Fourth Amendment, dated as of July 27, 2009, to Lease Agreement dated April 23, 2002, with BMR-3450 Monte Villa Parkway LLC (as successor-in-interest to Phase 3 Science Center LLC). (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed Herewith.