Form 10-Q
period 2009-09-30
MDRNA, Inc.
filed 2009-11-12
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 2, 2009	Common stock — $0.006 par value	40,807,325

MDRNA, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$3,431
Restricted cash	2,268	1,157
Accounts receivable	32	49
Inventories	98	—
Prepaid expenses and other current assets	935	220
Assets held for sale	541	—

Total current assets	4,958	4,857
Property and equipment, net	7,844	5,116
Other assets	335	3

Total assets	$13,137	$9,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,039	$1,141
Accrued payroll and employee benefits	2,410	678
Accrued expenses	1,472	1,672
Accrued restructuring — current portion	2,091	156
Capital lease obligations — current portion	4,112	—
Deferred revenue — current portion	400	—

Total current liabilities	12,524	3,647
Accrued restructuring, net of current portion	609	524
Capital lease obligations, net of current portion	1,017	—
Deferred revenue, net of current portion	318	—
Fair value liability for price adjustable warrants	—	10,980
Deferred rent and other liabilities	1,928	1,462

Total liabilities	16,396	16,613

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 100,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 authorized: 31,244,018 shares issued and outstanding as of December 31, 2008 and 40,807,325 issued and outstanding as of September 30, 2009	250,826	255,595
Accumulated deficit	(254,085)	(262,232)

Total stockholders’ deficit	(3,259)	(6,637)

Total liabilities and stockholders’ deficit	$13,137	$9,976

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands, except per share data)
Revenue
License and other revenue	$100	$61	$1,213	$14,435
Product revenue	243	—	972	70
Government grants	62	3	237	19

Total revenue	405	64	2,422	14,524

Operating expenses:
Cost of product revenue, including inventory write-down of $2,579 in 2008	77	—	2,906	—
Research and development	7,603	3,319	27,022	11,775
Sales and marketing	422	156	1,440	369
General and administrative	2,080	3,322	9,689	7,467
Restructuring	6,167	118	8,084	429

Total operating expenses	16,349	6,915	49,141	20,040

Loss from operations	(15,944)	(6,851)	(46,719)	(5,516)

Other income (expense):
Interest income	69	1	497	4
Interest and other expense	(195)	—	(697)	(311)
Change in fair value liability for price adjustable warrants	—	(160)	—	(2,092)
Gain on settlement of liabilities, net	—	—	—	654

Total other expense	(126)	(159)	(200)	(1,745)

Net loss	$(16,070)	$(7,010)	$(46,919)	$(7,261)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.52)	$(0.17)	$(1.62)	$(0.20)

Weighted average shares used in computing net loss per share — basic and diluted	31,003	40,710	28,986	36,336

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2008	31,244,018	$250,826	$(254,085)	$(3,259)
Cumulative effect of change in accounting principle	—	—	(886)	(886)

Balance January 1, 2009	31,244,018	250,826	(254,971)	(4,145)
Proceeds from the issuance of common shares, net	5,250,000	1,221	—	1,221
Shares issued in connection with settlement of liabilities	3,596,010	982	—	982
Shares issued in connection with amendment of license agreement	606,061	1,000	—	1,000
Proceeds from the exercise of options, warrants and employee stock purchase plan purchases	124,858	181	—	181
Reclassification of fair value of warrants exercised	—	109	—	109
Compensation related to restricted stock, net of forfeitures	(13,622)	(384)	—	(384)
Compensation related to stock options and employee stock purchase plan, net of forfeitures	—	1,660	—	1,660
Net loss	—	—	(7,261)	(7,261)

Balance September 30, 2009	40,807,325	$255,595	$(262,232)	$(6,637)

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
Operating activities:
Net loss	$(46,919)	$(7,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation related to stock options and employee stock purchase plan	3,134	1,660
Non-cash compensation (benefit) related to restricted stock	1,702	(384)
Depreciation and amortization	3,373	1,889
Accretion of restructuring liability	—	148
Loss on disposition of property and equipment	30	317
Write-down of inventory and prepaid supplies	2,681	—
Non-cash restructuring charges	5,448	93
Net gain on settlement of liabilities	—	(654)
Change in fair value of price adjustable warrants	—	2,092
Changes in assets and liabilities:
Accounts receivable	324	(17)
Inventories	12	6
Prepaid expenses and other assets	1,142	814
Accounts payable	(2,905)	(332)
Deferred revenue	(575)	(718)
Accrued expenses and deferred rent and other liabilities	(1,851)	92
Accrued restructuring	—	(1,543)

Net used in operating activities	(34,404)	(3,798)

Investing activities:
Change in restricted cash	—	1,111
Purchases of property and equipment	(112)	(91)
Proceeds from sales of property and equipment	614	1,159
Purchases of investments	(1,024)	—
Sales and maturities of investments	12,718	—

Net cash provided by investing activities	12,196	2,179

Financing activities:
Payments on note payable	—	(5,547)
Payments on capital lease obligations	(4,116)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan purchases	85	181
Proceeds from the issuance of common shares and warrants, net	7,254	9,332

Net cash provided by financing activities	3,223	3,966

Net increase (decrease) in cash and cash equivalents	(18,985)	2,347
Cash and cash equivalents — beginning of period	27,704	1,084

Cash and cash equivalents — end of period	$8,719	$3,431

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$—	$5,128

Issuance of common stock to settle liabilities	$—	$1,982

Supplemental disclosure:
Cash paid for interest	$697	$311

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

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

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and eventually to have the opportunity to commercialize a drug therapy. Our pipeline is focused on liver and bladder cancer. With respect to collaborations and strategic partnerships, we are currently focused on our UsiRNA constructs, as well as our DiLA2 and peptide delivery technologies. Typically, we would expect to collaborate with partners who can take a drug candidate through to commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative arrangements in such a manner to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, we had an accumulated deficit of approximately $262.2 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. In the prior year quarter ended September 30, 2008 we suspended all further clinical development of our intranasal programs and incurred a restructuring charge to exit a facility which was used primarily for our intranasal activities. As of September 30, 2008, our accumulated deficit, which was primarily related to clinical development of our intranasal programs, was approximately $241.8 million. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

In June 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 units at a price of $2.00 per unit, each unit comprised of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable during the five-year period beginning December 13, 2009 at a price of $2.38 per share.

At September 30, 2009, we had working capital (current assets less current liabilities) of $1.2 million and approximately $4.6 million in cash and cash equivalents, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations to the end of 2009.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors. The volatility in our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional capital when required, we could modify, delay or

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for periods presented. The results of operations for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Accrued Restructuring — We ceased using our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), in 2008. We recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a credit-adjusted risk-free interest rate of 15%, and we based our estimated future payments on current rental rates available in the Bothell real estate market, and our evaluation of the ability to sublease the facility. Accrued restructuring, and in particular those charges associated with exiting a facility, are based upon management’s estimates of future payments. These estimates significantly impact the accrual and actual results may differ from our estimates. We review these estimates at least quarterly and when there are changes in facts or circumstances, and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 3 — Accrued Restructuring and Assets Held for Sale.

Fair Value of Financial Instruments — We consider the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

Effective January 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), for financial assets and liabilities. This guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We currently measure and report at fair value the liability for price adjustable warrants using the Black-Scholes-Merton valuation model. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Balance at September 30, 2009	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$10,980	—	—	$10,980

Total financial liabilities at fair value	$10,980	—	—	$10,980

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands):

Balance at December 31, 2008	$—
Cumulative effect of change in accounting	886

Balance at January 1, 2009	886
Fair value of warrants exercised	(109)
Fair value of warrants issued	8,111
Change in fair value included in statement of operations	2,092

Balance at September 30, 2009	$10,980

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. Common stock equivalents excluded in per share computations as of September 30 are as follows (in thousands):

	2008	2009
Stock options outstanding under our various stock option plans	7,952	8,327
Unvested restricted stock	155	39
Warrants	6,197	10,020

Total	14,304	18,386

Recent Accounting Pronouncements — In April 2009, accounting guidance was issued, which requires disclosures about the fair value of financial instruments for interim reporting periods, and which is effective for reporting periods ending after June 15, 2009. We have incorporated required disclosures in these financial statements.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

In May 2009, accounting guidance was issued that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and which is effective for reporting periods ending after June 15, 2009. We have incorporated required disclosures in these financial statements.

In October 2009, accounting guidance was issued, which establishes standards for accounting for certain revenue arrangements that include software elements and multiple-deliverable revenue arrangements, which is effective prospectively for revenue arrangements into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance will be effective for our fiscal year beginning January 1, 2011. We are in the process of determining the effects, if any, the adoption of the guidance will have on our financial statements.

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Novartis	—	—	—	52%
Roche	—	—	—	34%
Amylin	—	—	1%	7%
QOL Medical, LLC	85%	—	55%	6%
Par Pharmaceuticals	—	95%	—	1%
Government grant	15%	5%	10%	—
Undisclosed partner – undisclosed compounds	—	—	23%	—
Undisclosed partner – Factor IX	—	—	11%	—

Total	100%	100%	100%	100%

Note 3 — Accrued Restructuring and Assets Held For Sale

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, we have reduced our workforce from approximately 235 employees in late 2007 to approximately 45 full-time employees at September 30, 2009. We have also exited certain of our facilities and have taken other steps to reduce our cash expenditures. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy.

During 2008, we exited our facility at 3450 Monte Villa Parkway, Bothell, Washington and recorded a restructuring liability, representing estimated future payments due under the lease and other costs and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for the exited facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of approximately $0.3 million and restricted cash under a letter of credit for approximately $1.0 million to the landlord. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. As a result of this amendment, we have no further rent obligations under the 3450 Monte Villa lease until July 2010.

In the third quarter of 2009 the landlord leased approximately 37% of the exited facility to a new tenant. In order to facilitate the new tenancy, we entered into an additional amendment to our lease agreement which terminated the lease with respect to this portion of the premises and decreased our future lease obligations. During the three and nine months ended September 30, 2009, we recorded approximately $118,000 and $241,000 in accretion and restructuring charges with respect to our estimate of this liability. We expect to incur approximately $0.3 million in accretion expense through the expiration of this lease in January 2016.

As a result of our restructuring, we evaluated our long-lived assets for possible impairment. At December 31, 2008 property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, were held for sale, were sold in 2009 and an additional loss on sale of assets of approximately $0.1 million was included in restructuring expense in the second quarter of 2009.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. In addition to the interest rate used, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates.

The components of restructuring are summarized as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative to September 30, 2009
	2008	2009	2008	2009
Employee severance and termination benefits (including stock compensation charges)	$2,363	$—	$3,986	$—	$3,986
Property and equipment impairment	1,592	—	1,592	137	2,099
Facility related charges	2,212	118	2,212	292	2,307
Other restructuring charges	—	—	294	—	294

Total restructuring	$6,167	$118	$8,084	$429	$8,686

The following table reflects the activity in accrued restructuring for the nine months ended September 30, 2009 (in thousands):

	Employee Severance and Termination Benefits	Facility Related Charges	Total
Balance, December 31, 2008	$349	$2,351	$2,700
Additional accruals	—	144	144
Payments	(349)	(1,963)	(2,312)
Accretion	—	148	148

Balance, September 30, 2009	$—	$680	$680

Note 4 — Note Payable and Capital Lease Obligations

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which GECC converted the balance due under capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of $5.5 million at a fixed interest rate of 12.3% per year. As a result of the capital lease termination and issuance of the note payable, we recorded a lease termination fee of approximately $0.2 million during the first quarter of 2009, which was presented as a component of gain on settlement of liabilities, net. The loan was paid off in full in June 2009.

Note 5 — Stockholders’ Equity

Common Stock Issuances — In January 2008, we filed a universal shelf registration statement with the SEC pursuant to which we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities and units comprised of any of the foregoing securities. The universal shelf registration statement was declared effective by the SEC on February 4, 2008. We accessed our universal shelf registration statement in connection with our April 2008 and June 2009 registered direct offerings of common stock and warrants described below. As of September 30, 2009, we had approximately $8.6 million remaining on our universal shelf registration statement. As of September 30, 2009, we also had approximately $82.8 million remaining on the registration statement that we filed with the SEC on October 19, 2006, and that was subsequently declared effective by the SEC on November 29, 2006, pursuant to which we were originally eligible to issue up to $125.0 million of our common stock. We previously accessed this latter registration statement in connection with our January 2007 offering of common stock.

In April 2008, we raised net proceeds of approximately $7.3 million in a registered direct offering of 4,590,277 shares of common stock together with warrants to purchase up to 5,967,361 shares of common stock at a negotiated purchase price of $1.728 per unit. Warrants to purchase up to 4,590,277 shares of common stock are exercisable until October 2015 at a price of $2.376 per share. In addition, warrants to purchase up to 229,514 shares of common stock are exercisable until October 2013 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. On June 9, 2009, 50,000 of the placement agent warrants were exercised resulting in cash proceeds of approximately $119,000.

In 2009, we issued to several of our vendors an aggregate of 1,364,285 shares of our common stock having an estimated market value of approximately $0.4 million on the issue dates to settle amounts due to these vendors of approximately $0.6 million in total and as a result we recorded a gain on settlement of liabilities of approximately $0.2 million during the first quarter of 2009.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa which reduced our future cash expenditures related to this lease. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock (the “Shares”) to the landlord pursuant to the Stock Purchase Agreement. The estimated market value of the shares issued was approximately $0.4 million on the date of issuance and was recorded as an increase in common stock and additional paid-in capital and as a decrease to the previously recorded restructuring liability.

In March 2009, we entered into an amendment of our agreement regarding severance obligations with a former executive, pursuant to which we paid the former executive a reduced sum of $0.9 million on June 30, 2009, and issued the former executive 731,275 unregistered shares of our common stock having an estimated market value of approximately $0.2 million as of the agreement date, in full satisfaction of $1.7 million in severance obligations which was included in accrued employee compensation and employee benefits at December 31, 2008. As a result, we recorded a gain on settlement of liabilities of approximately $0.7 million during the first quarter of 2009. We also agreed to use our best efforts to file a registration statement with the SEC to register the shares to be issued to the former executive on or prior to September 30, 2009. However, since such shares were eligible to be sold publicly on September 30, 2009 without registration under the Securities Act of 1933, as amended, we were under no obligation to file, and thus did not file, such registration statement.

In June 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 units at a price of $2.00 per unit, each unit comprised of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable during the five-year period beginning December 13, 2009 at a price of $2.38 per share.

In June 2009, we issued 606,061 shares of our common stock to Ribotask ApS as consideration for an amendment of our Patent Assignment and License Agreement dated May 21, 2008, as amended. The estimated market value of the common stock of approximately $1.0 million was recorded as research and development expense during the second quarter of 2009.

Warrants — In connection with offerings of our common stock, we have issued warrants to purchase shares of our common stock. Warrants to purchase up to 4,590,277 shares of common stock are exercisable until October 2015 at a price of $2.376 per share. In addition, warrants to purchase up to 229,514 shares of common stock, which are exercisable until October 2013 at a price of $2.376 per share, were issued to the placement agent in connection with the transaction. In June 2009, 50,000 of the placement agent warrants were exercised resulting in cash proceeds of approximately $119,000 and the issuance of 50,000 shares of our common stock.

The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. When the warrants were issued in 2008, we concluded that the warrants did not contain any net-cash settlement provisions or any provisions deemed to be equivalent to net-cash settlement provisions and were appropriately classified as equity. Subsequently, the Emerging Issues Task Force of the Financial Accounting Standards Board issued new accounting guidance which is effective for fiscal years beginning after December 15, 2008. The new guidance affects accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price. Warrants with such price protection provisions will be recorded as a liability measured at fair value rather than included in equity. In accordance with the new guidance, the cumulative effect of the change in accounting principle was recognized as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the guidance and the amounts recognized in the statement of financial position at initial application.

In connection with warrants issued in April 2008, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $0.9 million, based on a per share price of $0.34 at December 31, 2008, which increased accumulated deficit and recorded a fair value liability for price adjustable warrants. The warrants issued in June 2009 also contained price protection provisions and were valued at $8.1 million as of June 12, 2009, which was recorded as fair value liability of price adjustable warrants, based on a per share price of $1.91 as of June 12, 2009. The June 2009 financing, at $2.00 per share of common stock together with warrants, was specifically excluded by the April 2008 investors from triggering any potential anti-dilution provisions of the April 2008 financing that could have resulted from the June 2009 financing.

The fair value liability is revalued at each balance sheet date utilizing the Black-Scholes-Merton valuation model with the increase or decrease in fair value being reported in the statement of operations as other income (expense). At September 30, 2009 the weighted average assumptions used in our calculation were as follows: contractual life equal to 5.6 years, volatility equal to 114%, risk-free rate of 2.4% and dividend rate of 0%. During the three and nine months ended September 30, 2009, the fair value increased approximately $0.2 and $2.1 million, respectively, which increased net loss.

The following summarizes warrant activity during the nine months ended September 30, 2009 (in thousands).

Warrants outstanding, December 31, 2008	6,197
Warrants issued	5,250
Warrants exercised	(50)
Warrants expired	(1,377)

Warrants outstanding, September 30, 2009	10,020

Weighted average exercise price, September 30, 2009	$2.38

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

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

Note 6 — Stock Incentive Plans

At September 30, 2009, options to purchase up to 8,327,231 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 39,479 shares of our common stock were outstanding under our 2004 Stock Incentive Plan and 347,894 shares were available for future grants or awards under our various stock incentive plans.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of September 30, 2009 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2009	2008	2009
Stock-based compensation:
Research and development	$1,529	$294	$2,982	$14
Sales and marketing	129	12	365	(1)
General and administrative	420	991	1,489	1,263

Total stock-based compensation	$2,078	$1,297	$4,836	$1,276

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to five years, based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 1,099,963 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant. In March 2009, a former executive surrendered for cancellation, options to purchase 800,000 shares of common stock at an exercise price of $12.94 per share.

Option activity was as follows during the nine-month period ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding December 31, 2008	6,189	$4.35
Options granted	3,288	1.39
Options exercised	(15)	2.14
Options expired	(115)	11.67
Options forfeited	(220)	1.54
Options cancelled	(800)	12.94

Outstanding at September 30, 2009	8,327	$2.33	7.7 years	$969

Exercisable at September 30, 2009	3,864	$2.96	6.7 years	$353

The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.1%	2.6%	3.5%	2.3%
Expected stock volatility	75%	117%	71%	105%
Expected option life	6.0 years	6.0 years	7.1 years	5.8 years
Fair value of options granted	$0.40	$1.17	$0.80	$0.95

As of September 30, 2009, we had approximately $2.6 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.7 years.

The intrinsic value of stock options outstanding and exercisable at September 30, 2009 is based on the $1.40 closing market price of our common stock on that date, and is calculated by aggregating the difference between $1.40 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $1.40. We recorded stock-based compensation expense related to stock options of approximately $2.1 million and $3.4 million in the three and nine-month periods ended September 30, 2008 and approximately $1.2 million and $1.6 million in the three and nine-month periods ended September 30, 2009, respectively. The total fair value of options that vested during the three and nine-month periods ended September 30, 2008 was approximately $2.1 million and $3.0 million, respectively. The total fair value of options that vested during the three and nine-month periods ended September 30, 2009 was approximately $0.6 million and $1.9 million, respectively.

        In June 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was not material. In May 2009, in connection with our annual shareholders meeting, three members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time two of the retiring directors have to exercise their vested options from 90 days to two years. Additional compensation expense recognized as a result of the modification was approximately $117,000. The third retiring director’s options were governed by his employment contract at his employment termination date. Our August 2008 workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of their outstanding unvested options was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense of $0.4 million was included in restructuring expense in the three- and nine-month periods ended September 30, 2008. In the third quarter of 2009, we terminated two employees who received accelerated vesting of their stock options and additional time to exercise their options, which resulted in recognition of additional compensation expense in the amount of $0.8 million in the three- and nine-month periods ended September 30, 2009.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

Non-Employee Option Grants — In June 2008 and in May 2009 we granted stock options to non-employee members of our Scientific Advisory Board. Non-employee option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes-Merton option pricing model, will be re-measured using the fair value of our common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. During the three and nine-month periods ended September 30, 2008, we recognized expense of approximately $14,000 and $52,000, respectively, relating to options granted to non-employee members of our Scientific Advisory Board. During the three and nine-month periods ended September 30, 2009, we recognized expense of approximately $33,000 and $50,000, respectively, relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to four years of the restricted shares based on the fair value of such restricted stock on the grant date. We granted restricted stock awards representing 66,429 shares of common stock with a per share weighted average fair value of $2.28 in the nine-month period ending September 30, 2008. There were no restricted stock awards granted during the nine-month period ending September 30, 2009. Additional information on restricted shares is as follows (in thousands, except per share amount):

Unvested restricted shares outstanding, January 1, 2009	107
Restricted shares granted	—
Restricted shares forfeited	(14)
Restricted shares vested	(54)

Unvested restricted shares outstanding, September 30, 2009	39

Weighted average grant date fair value per share	$6.58

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $0.1 million at September 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.0 years.

We recorded stock-based compensation expense related to restricted stock grants of approximately $0.8 million and $2.2 million in the three and nine months ended September 30, 2008. In the three months ended September 30, 2009 we recorded expense of $0.1 million and in the nine months ended September 30, 2009 we recorded a benefit of $0.4 million due to forfeitures. The fair value of restricted stock vested during the three and nine-month periods ended September 30, 2008 was approximately $1.9 million and $3.5 million and the fair value of restricted stock vested during the three and nine-month periods ended September 30, 2009 was approximately $0.2 million and $0.5 million.

On June 10, 2008, in connection with our annual shareholders meeting, five members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 21,320 restricted shares which would have vested for the retiring directors over the next one or two years. Additional compensation expense recognized as a result of the modification was not material. On May 20, 2009, in connection with our annual shareholders meeting, three members of our board of directors retired. Our board of directors approved a resolution to accelerate the vesting of approximately 10,000 restricted shares which would have vested for two of the retiring directors over the next one or two years. The third retiring director held no unvested shares. The benefit to compensation expense recognized as a result of the modifications was not material. Our August 2008 workforce reduction included three executives from our intranasal programs. In accordance with the terms of their employment agreements, the vesting of all of their outstanding unvested restricted stock awards was accelerated as of September 30, 2008. The related non-cash stock-based compensation expense in the amount of $0.5 million was included in restructuring expense in the three- and nine-month periods ended September 30, 2008.

Employee Stock Purchase Plan — In June 2007, our shareholders approved the adoption of our 2007 Employee Stock Purchase Plan (“ESPP”). A total of 300,000 shares of common stock have been reserved for issuance under our ESPP, of which 165,551 have been issued as of September 30, 2009. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $26,000 and $99,000 in the three and nine months ended September 30, 2008 and approximately $14,000 and $36,000 in the three and nine months ended September 30, 2009, respectively.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

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

Ribotask ApS. — In October 2008, we announced that we had acquired the intellectual property related to Unlocked Nucleobase Analogs (“UNA”) from Ribotask ApS, a privately held Danish company specializing in the development and synthesis of novel RNA chemistries. This technology will permit us to stabilize and provide drug-like properties to UsiRNAs in a novel and proprietary manner. This includes protection from enzymatic destruction and reduction, or elimination, of a cytokine response, two primary limitations for therapeutic application of siRNA; yet the appropriate substitution of UNA preserves high efficacy. These attributes have the potential for effective protein down regulation with lower total doses of siRNA while improving the safety profile. In June 2009, we issued 606,061 shares of our common stock to Ribotask ApS and agreed to certain payments in consideration of an amendment to eliminate all downstream financial consideration to Ribotask resulting from collaborations established between us and potential pharmaceutical and biotechnology partners. The estimated market value of the common stock of $1.0 million was recorded as research and development expense in the three months ended June 30, 2009.

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

Par Pharmaceutical — In March 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin, including tooling and equipment, inventories and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two building leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and are entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. We recognized a gain of approximately $0.1 million on the asset sale to Par which is included in research and development expense in the first quarter of 2009. In addition, in the first quarter of 2009 we recognized $0.7 million in deferred revenue related to the QOL Agreement. In the three and nine months ended September 30, 2009 we recognized $0.1 million in revenue relating to earn-out payments based on commercial sales of calcitonin.

Thiakis Limited (“Thiakis”) — In September 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in the fourth quarter of 2008 related to the estimated obligations under this license agreement at December 31, 2008. This agreement terminated on May 6, 2009. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay $1.1 million, payable in quarterly amounts commencing April 2009 and ending April 2010. The difference between $1.1 million and the amount originally estimated was recorded as reduction of expense in the first quarter of 2009. The balance remaining at September 30, 2009 was $0.7 million.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

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

Note 9 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016. In connection with the terms of our lease of our Bothell, Washington facility at 3830 Monte Villa Parkway, we have provided our landlord with a stand-by letter of credit in the amount of approximately $1.2 million at September 30, 2009.

Until March 2009, we had facilities for manufacturing, warehousing and research and development activities in Hauppauge, New York under operating leases expiring in June 2010. In March 2009 we entered into an Asset Purchase Agreement with Par under which Par assumed full responsibility for all future operating costs and leases associated with the Hauppauge facilities.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of $0.3 million and restricted cash under a letter of credit for $1.0 million to the landlord and issued 1.5 million shares of our common stock to the sole member of the landlord. Because of this amendment, we have no further rent obligations under the 3450 Monte Villa Parkway lease until July 2010. In the third quarter of 2009 the landlord leased approximately 37% of the exited facility to a new tenant. In order to facilitate the new tenancy, we entered into an additional amendment to our lease agreement which terminated the lease with respect to this portion of the premises.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Subsequent Events through November 12, 2009

On November 6, 2009, we received a Staff Deficiency Letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the 10 consecutive trading days ending on November 5, 2009, the aggregate market value of our common stock was below the $50,000,000 minimum market value required for continued listing on the Nasdaq Global Market, as specified by Marketplace Rule 5450(b)(2). In accordance with Marketplace Rule 5810(c)(3)(C), we have 90 calendar days, or until February 4, 2010 to regain compliance with the minimum market value requirement. To regain compliance, the closing market value of our common stock must equal or exceed $50,000,000 for a minimum of 10 consecutive business days or for such longer period that Nasdaq may, in its discretion, require. If we do not regain compliance with the minimum market value requirement by February 4, 2010, Nasdaq will provide us written notification that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s determination to a Nasdaq Listings Qualifications Panel. The Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

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

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies. Our business model is centered on the development of strategic R&D partnerships with international pharmaceutical companies as well as the pre-clinical and early stage clinical development of our own pipeline of RNAi-based therapeutics. Over the near- and mid-term, we will focus on: (1) expanding our siRNA and delivery technologies; (2) maintaining and expanding our IP estate; and (3) raising sufficient capital necessary to support and execute our business model. There can be no assurance that our efforts will produce acceptable results. This business model or any other future changes to the business may not prove successful in the short or long term due to a variety of factors, including competition, success of our research efforts or our ability to establish pharmaceutical partnerships, and may have a material impact on our financial results including a decline in our stock price.

We have substantially completed the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 45 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par Pharmaceutical Companies, Inc. (“Par”) in March 2009.

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

We have created a drug discovery platform that combines novel and proprietary siRNA constructs with novel and proprietary siRNA delivery technologies, to develop RNAi-based therapeutics for the treatment of human diseases. Since 2008, we have demonstrated pre-clinical efficacy using both local and systemic routes of administration in rodent models of cancer and metabolic dysfunction. At present, we are focusing our resources on liver (hepatocellular carcinoma — HCC) and bladder cancer. We intend to build on our pre-clinical successes as we move these programs toward early clinical studies. In addition, we will continue to increase the breadth and capabilities of our drug discovery platform including advancing additional proprietary delivery technologies. Our business model anticipates that the advancement of a therapeutic pipeline, either through partnerships or on our own, will provide proof of concept for our drug discovery platform as well as value for shareholders. We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of November 2, 2009, we owned or controlled 5 issued or allowed U.S. patents, 44 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

Our collaboration efforts are expected to generate license fees, non-refundable upfront payments, R&D funding, milestone payments, patent- and product-based royalties and profit sharing. Because of our collaborations and other agreements, we recognized revenue of approximately $0.4 million and $2.4 million in the three and nine months ended September 30, 2008 and $0.1 million and $14.5 million in the three and nine months ended September 30 2009, respectively. In 2008, our revenue related primarily to our intranasal programs including the supply agreement with QOL for Nascobal® and agreements with feasibility partners. In 2009, our revenue was primarily from revenue from licensing our RNAi platforms including agreements with Novartis and Roche.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and negative cash flows from operations, and have an accumulated deficit (approximately $262.2 million at September 30, 2009) and expect to incur losses in the future as we continue our research and development (“R&D”) activities. The Report of Independent Registered Public Accounting Firm included in our Annual Report as of December 31, 2008 stated that these conditions raise substantial doubt about our ability to continue as a going concern. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

In June 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 units at a price of $2.00 per unit, each unit comprised of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable during the five-year period beginning December 13, 2009 at a price of $2.38 per share.

At September 30, 2009, we had working capital (current assets less current liabilities) of $1.2 million and approximately $4.6 million in cash and cash equivalents, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations to the end of 2009.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors. The volatility in our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash flows

Operating activities used cash of approximately $3.8 million in the first nine months of 2009, compared to using cash of approximately $34.4 million in the first nine months of 2008. Cash provided by operating activities relates primarily to amounts received under license and other agreements. Cash used in operating activities relates primarily to funding operating expenses and changes in deferred revenue, accounts and other receivables, accounts payable and accrued expenses and other liabilities, partially offset by non-cash restructuring charges, depreciation and amortization and non-cash compensation related to restricted stock and stock options. We expect operating activities to use cash for the foreseeable future as we continue our R&D activities.

Investing activities provided cash of approximately $2.2 million in the first nine months of 2009 resulting from proceeds from sales of property and equipment and a change in restricted cash compared to $12.2 million in the first nine months of 2008, which resulted primarily from maturities of short-term investments net of purchases.

Financing activities provided cash of approximately $4.0 million in the first nine months of 2009, consisting primarily of net proceeds from the sale of common stock and warrants of $9.3 million, offset by paying off our note payable of approximately $5.5 million. In the first nine months of 2008, our financing activities provided approximately $3.2 million in cash, consisting primarily of net proceeds from the sale of common stock and warrants of $7.3 million, offset by regular monthly lease payments under our former capital lease obligations of approximately $4.1 million.

Recent Financing Activities

On June 12, 2009, we raised net proceeds of approximately $9.3 million in a private placement of 5,250,000 shares of common stock together with warrants to purchase up to 5,250,000 shares of common stock at a per unit price of $2.00, which warrants are exercisable during the five-year period beginning December 12, 2009 at a price of $2.38 per share. We issued the common stock and warrants using the universal shelf registration statement that was declared effective by the SEC on February 4, 2008. As of September 30, 2009, we had approximately $8.6 million remaining on our universal shelf registration statement and approximately $82.8 million remaining on the common stock registration statement that was declared effective by the SEC on November 29, 2006.

Debt restructuring and reduction of other liabilities

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which GECC converted the balance due under capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of approximately $5.5 million at a fixed interest rate of 12.3% per year. As a result of the capital lease termination and issuance of the note payable, we recorded a lease termination fee of approximately $0.2 million during the first quarter of 2009, which was presented as a component of gain on settlement of liabilities, net. The loan was paid off in full in June 2009.

During the three months ended March 31, 2009, we entered into agreements with certain vendors to reduce certain current and future obligations, including professional service fees due to our vendors incurred in the normal course of our business, rent on a facility we ceased using in 2008, and severance obligations due to certain of our former employees, and as a result issued an aggregate of 1,364,285 shares of our common stock to settle amounts due of approximately $0.6 million in total.

Additionally, in March 2009, we negotiated amendments to our agreements regarding severance obligations to both our former President and to our former Chief Scientific Officer to reduce our overall cash obligations through September 2009. In particular, we entered into an amendment of our agreement regarding severance obligations with our former Chief Scientific Officer, pursuant to which we agreed to pay to him a reduced sum of $0.9 million and to issue to him 731,275 unregistered shares of our common stock, in full satisfaction of $1.7 million in severance obligations. These obligations were included in accrued payroll and employee benefits at December 31, 2008. We made the cash payment to the former executive in June 2009.

Corporate restructuring

We have recently completed a major restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Since July 2008, we have accomplished the following: (1) reduced our workforce from approximately 75 employees in July 2008 to approximately 45 employees as of the date of this filing; (2) suspended all further clinical development of our intranasal programs in August 2008; (3) renegotiated and significantly reduced our long-term legacy liabilities; and (4) sold our intranasal contract manufacturing operations, in New York, to Par in March 2009. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. We continue to work to identify a partner or partners to further develop and commercialize our remaining legacy intranasal programs through either a sale or licensing transaction; however, there can be no assurance that we will be able to identify suitable partners for our intranasal programs or a sale or licensing transaction on terms acceptable to us or at all.

We have streamlined operations and reduced expenses, which has included reductions in our workforce. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. We have in the past and may in the future find it advisable to restructure operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for facilities consolidation or for assets disposed of or removed from operations as a direct result of a reduction of workforce. In the remainder of 2009, we anticipate that our costs and operating expenses will track to a level that is consistent with our expected revenue and allow us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We are likely to continue to experience losses and negative cash flows in the near term, even if revenue related to collaborative partnerships grows.

Summary

We believe that our current resources are sufficient to fund our planned operations to the end of 2009. We based our estimate on our ability to perform planned R&D activities and the receipt of planned funding. Volatility in our stock price, as well as general market conditions, could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

Percentage comparisons have been omitted where they are not considered meaningful. All amounts, except amounts expressed as a percentage, are presented in thousands.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Revenue
License and other revenue	$100	$61	$(39)	(39)%	$1,213	$14,435	$13,222	1,090%
Product revenue	243	—	(243)	(100)%	972	70	(902)	(93)%
Government grants	62	3	(59)	(95)%	237	19	(218)	(92)%

Total revenue	405	64	(341)	(84)%	2,422	14,524	12,102	500%

Operating expenses
Cost of product revenue	77	—	(77)	(100)%	2,906	—	(2,906)	(100)%
Research and development	7,603	3,319	(4,284)	(56)%	27,022	11,775	(15,247)	(56)%
Sales and marketing	422	156	(266)	(63)%	1,440	369	(1,071)	(74)%
General and administrative	2,080	3,322	1,242	60%	9,689	7,467	(2,222)	(23)%
Restructuring	6,167	118	(6,049)	(98)%	8,084	429	(7,655)	(95)%

Total operating expenses	16,349	6,915	(9,434)	(58)%	49,141	20,040	(29,101)	(59)%

Operating loss	(15,944)	(6,851)	9,093	(57)%	(46,719)	(5,516)	41,203	(88)%

Interest income	69	1	(68)	(99)%	497	4	(493)	(99)%
Interest and other expense	(195)	—	195	(100)%	(697)	(311)	386	(55)%
Change in fair value liability for price adjustable warrants	—	(160)	(160)		—	(2,092)	(2,092)
Gain on settlement of liabilities, net	—	—	—		—	654	654

Net loss	$(16,070)	$(7,010)	$9,060	(56)%	$(46,919)	$(7,261)	$39,658	(85)%

Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2009

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Novartis	—	—	—	52%
Roche	—	—	—	34%
Amylin	—	—	1%	7%
QOL Medical, LLC	85%	—	55%	6%
Par Pharmaceuticals	—	95%	—	1%
Government grant	15%	5%	10%	—
Undisclosed partner – undisclosed compounds	—	—	23%	—
Undisclosed partner – Factor IX	—	—	11%	—

Total	100%	100%	100%	100%

License and other revenue. License and other revenue increased by $13.2 million to $14.4 million in the nine months ended September 30, 2009 compared to $1.2 million the same period in 2008. For the three-month periods ended September 30, 2008 and September 30, 2009, license and other revenue was $0.1 million. In the nine months ended September 30, 2009, license and other revenue was primarily from licensing our RNAi platforms including agreements with Novartis and Roche as well as a $1.0 million milestone payment received from Amylin, recognition of $0.7 million in deferred revenue recognized upon termination of the QOL agreement and revenue recognized under the asset purchase agreement with Par. License and other revenue recognized in the three- and nine-month periods ended September 30, 2008 consisted primarily of revenue from our intranasal partners including QOL Medical and other collaboration or feasibility partners.

Product Revenue. During the three and nine months ended September 30, 2008, product revenue was $0.2 million and $0.9 million, respectively, which consisted of sales of Nascobal® brand products. We recognized $0.1 million in the first quarter of 2009 related to a cancellation fee paid by QOL for cancellation of a planned production lot. As a result of the Asset Purchase Agreement with Par, our Supply Agreement for Nascobal® brand products with QOL was terminated and we no longer receive product revenue from Nascobal®. We expect no product revenue for the rest of 2009.

Government grants revenue. The National Institutes of Health awarded us a grant in September 2006 for $1.9 million over a five year period to prevent and treat influenza. Revenue recognized under this grant totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2008 and $3,000 and $19,000 for the three and nine months ended September 30, 2009. We terminated our government grant in the third quarter of 2009.

Cost of product revenue. Cost of product revenue consists of raw materials, labor and overhead expenses. We did not produce any production lots of Nascobal® nasal spray in 2009. We recorded a non-cash charge of approximately $2.6 million to cost of goods sold related to the write-down of inventory in the second quarter of 2008.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of pre-clinical studies and clinical trials, consulting and other outside services, laboratory supplies, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2009 decreased $4.3 million and $15.2 million as compared to the 2008 periods, due to the following:

•

Personnel-related expenses decreased by 43% and 56% to $1.2 million and $3.6 million in the three and nine months ended September 30, 2009 compared to $2.0 million and $8.2 million in the three and nine months ended September 30, 2008, due primarily to a decrease in headcount as a result of our restructuring.

•

Costs of clinical trials, lab supplies, consulting, and outside testing and services decreased by 65% and 85% to $0.6 million and $1.3 million in the three and nine months ended September 30, 2009 compared to $1.8 million and $8.6 million in the three and nine months ended September 30, 2008. The costs for the 2009 period were significantly lower than 2008 as we restructured our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Patent license fees increased by $3.1 million in the nine months ended September 30, 2009 due to our acquisition of intellectual property from Ribotask ApS and fees paid in connection with the termination of our license agreement with the City of Hope.

•

Facilities and equipment costs decreased by 52% and 54% to $1.0 million and $3.0 million in the three and nine months ended September 30, 2009 compared to $2.0 million and $6.6 million in the three and nine months ended September 30, 2008 due to a decrease in rent and related expenses and a decrease in depreciation of equipment and related maintenance and calibration costs. Depreciation expense included in R&D in the three and nine months ended September 30, 2009 was $0.5 million and $1.3 million, compared with $0.7 million and $2.4 million in the three and nine months ended September 30, 2008.

•

Stock-based compensation included in R&D expense decreased from approximately $1.5 million and $3.0 million in the three and nine months ended September 30, 2008 to $0.3 million and $14,000 in the three and nine months ended September 30, 2009. The decrease was due to lower headcount and to recognize the accounting impact of forfeitures of restricted stock awards in the current year.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
RNAi Projects	52%	100%	39%	96%
Legacy Intranasal Projects	48%	—	61%	4%

Total	100%	100%	100%	100%

We expect our R&D expenses to decrease in 2009 compared to 2008 due to the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company. Our current strategy is focused on entering into collaborations with third parties to participate in the development of, and ultimately the commercialization of, our RNAi technology.

Sales and marketing. Sales and marketing expense consists primarily of salaries and other personnel-related expenses, consulting, trade shows and advertising. The 63% and 74% decrease in sales and marketing expense in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 resulted primarily from headcount reductions in connection with our restructuring and our cost containment efforts. We expect sales and marketing costs, which primarily include business development staff and activities, to increase from the level of spending in the third quarter of 2009.

General and administrative. General and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Compared to the prior year periods, general and administrative expenses increased 60% in the three months ended September 30, 2009 and decreased 23% in the nine months ended September 30, 2009 primarily due to the following:

•

Personnel-related expenses increased by 82% to $0.9 million in the three months ended September 30, 2009 compared to $0.5 million in the three months ended September 30, 2008 due primarily to employee severance costs and recruiting and relocation costs. In the nine months ended September 30, 2009 personnel-related expenses decreased 11% to $2.0 million compared to $2.2 million in the nine months ended September 30, 2008 due primarily to decreased headcount related to administrative activities.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 52% and decreased by 33% to approximately $1.2 million and $3.4 million in the three and nine months ended September 30, 2009 compared to approximately $0.8 million and $5.1 million in the three and nine months ended September 30, 2008. The increase in the three-month period was primarily due to patent-related legal fees and consulting and the decrease in the nine-month period was due primarily to cost containment efforts and the restructuring of our business from a clinical stage intranasal drug delivery company to a pre-clinical RNAi drug discovery company.

•

Non-cash stock-based compensation included in general and administrative expense increased from approximately $0.4 million in the three months ended September 30, 2008 to $1.0 million in the three months ended September 30, 2009 primarily due to expense recognized as a result of employee terminations. In the nine months ended September 30, 2009 non-cash stock-based compensation decreased from $1.5 million to $1.3 million due to forfeitures recorded in the current year period offset in part by expense recognized as a result of employee terminations.

We expect general and administrative expenses to decrease in 2009 compared to 2008 due to continued cost containment efforts.

Restructuring. We have recorded restructuring charges related to employee termination costs, our facility consolidation and impairment of assets in accordance with our long-lived assets policy. During 2008, we exited our facility at 3450 Monte Villa Parkway, Bothell, Washington and recorded a restructuring liability, representing estimated future payments due under the lease and other costs and discounted using a credit-adjusted risk-free interest rate. In March 2009, we entered into an amendment of our lease for the exited facility, which reduced our lease obligations by approximately $1.9 million until July 2010. Under the terms of the amendment, we released both a cash deposit of approximately $0.3 million and restricted cash under a letter of credit for approximately $1.0 million to the landlord. As inducement to enter into the amendment, we issued 1.5 million shares of our common stock to the sole member of the landlord. As a result of this amendment, we have no further rent obligations under the 3450 Monte Villa lease until July 2010.

In the third quarter of 2009 the landlord leased approximately 37% of the exited facility to a new tenant. In order to facilitate the new tenancy, we entered into an additional amendment to our lease agreement which terminated the lease with respect to a portion of the premises and decreased our future lease obligations. During the three and nine months ended September 30, 2009, we recorded approximately $118,000 and $241,000 in accretion and restructuring charges with respect to our estimate of this liability. We expect to incur approximately $0.3 million in accretion expense through the expiration of this lease in January 2016.

In 2008, leasehold improvements having a net book value of approximately $1.5 million and fixed assets whose net book value exceeded the net realizable value by approximately $0.4 million in aggregate were considered impaired by management as they related to our facility which we had ceased to use. A related charge was included in restructuring expense in 2008. At December 31, 2008, property and equipment having a net realizable value of approximately $0.5 million, net of estimated costs to sell, was held for sale. All of these assets were sold in 2009.

Interest Income. The decrease in interest income in 2009 compared to 2008 was primarily due to lower average balances available for investment.

Interest Expense. We incurred interest expense on our capital leases and in 2009 on our note payable, which we paid off in June 2009. There was no interest expense in the three months ended September 30, 2009. In the nine months ended September 30, 2009 interest expense decreased by $0.4 million to $0.3 million compared to the same period in 2008 due to a decrease in average borrowings. At September 30, 2009, we have no interest-bearing debt.

Change in fair value liability for price adjustable warrants. For the three and nine months ended September 30, 2009, we recorded expense related to the increase in valuation of the price adjustable warrants of approximately $0.2 million and $2.1 million based on the September 30, 2009 closing price of our stock of $1.40 per common share.

Gain on settlement of liabilities, net. We recorded a net gain on settlement of liabilities of approximately $0.7 million in the first quarter of 2009. This included a $0.7 million gain relating to the amendment of our agreement regarding severance obligations with a former executive. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at $0.4 million to certain of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement and subsequent refinance of amounts due.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. — CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of Bothell, State of Washington, on November 12, 2009.

MDRNA, INC.

By:	/s/ J. MICHAEL FRENCH
J. Michael French
Chief Executive Officer and President

By:	/s/ PETER S. GARCIA
Peter S. Garcia Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.