Form 10-K/A
period 2009-12-31
MDRNA, Inc.
filed 2010-04-30
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-13789

MDRNA, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway, Bothell, Washington 98021

(Address of principal executive offices) (Zip Code)

(425) 908-3600

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.006 par value	The Nasdaq Stock Market LLC

Securities Registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55.9 million as of June 30, 2009 based upon the closing price of $1.38 per share on the Nasdaq Global Market reported on June 30, 2009.

The number of shares of the registrant’s common stock outstanding as of April 26, 2010: 48,886,483 shares.

Explanatory Note

MDRNA, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2009, which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2010 (the “Form 10-K”), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The Company will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2009. As such, the Company is amending and restating Part III of its Form 10-K. In addition, the cover page and the list of exhibits referred to in Item 15 of Part IV of the Form 10-K have been updated and amended. In connection with the filing of this Form 10-K/A, the Company is including currently dated certifications. Except as described above, no other amendments are being made to the Company’s Form 10-K. With the exception of certain information on the cover page, in Part III and on the list of exhibits referred to in Item 15 of Part IV, this Form 10-K/A does not reflect events occurring after the filing of the Company’s Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

The Amended and Restated Bylaws of the Company (the “Bylaws”) provide that the Board of Directors shall consist of not less than five (5) members and not more than eleven (11) members, as fixed by the Board of Directors. The number of the Board of Directors is currently fixed at six (6). The members of the Board of Directors are as follows:

Name	Age	Position	Director Since
J. Michael French	50	Chief Executive Officer, President and Director	September 2008
James M. Karis	61	Director	August 2009
Daniel Peters	58	Director	June 2008
James E. Rothman	59	Director	June 2008
Gregory Sessler	57	Director	June 2008
Bruce R. Thaw	57	Chairman of the Board of Directors	June 1991

The biographies of each director below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

J. Michael French. Mr. French has served as our Chief Executive Officer (“CEO”) since June 23, 2008, as our President since October 1, 2008, and as a member of our Board of Directors since September 11, 2008. Prior to joining us, Mr. French served as President of Rosetta Genomics, Inc. from May 2007 to August 2007. Mr. French also served as Senior Vice President of Corporate Development for Sirna Therapeutics, Inc. (“Sirna”) from July 2005 to January 2007, when Sirna was acquired by Merck and Co., Inc. (“Merck”), and he served in various executive positions, including Chief Business Officer, Senior Vice President of Business Development and Vice President of Strategic Alliances, of Entelos, Inc., a pre-IPO biotechnology company, from 2000 to 2005. Mr. French holds a B.S. in aerospace engineering from the U.S. Military Academy at West Point and a M.S. in physiology and biophysics from Georgetown University.

James M. Karis. Mr. Karis has served on our Board of Directors since August 2009, and he currently serves on the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Mr. Karis has spent 30 years in the pharmaceutical, healthcare services and medical device industries and brings extensive corporate strategy, operations, M&A an financing experience to our company. Previously, Mr. Karis served as President, Chief Executive Officer and a Director of Entelos from January 2000 until May 2009. Prior to Entelos, he held senior positions in the contract research industry, serving as Chief Operating Officer and President of PAREXEL International Corporation, and earlier, as Chief Operating Officer of Pharmaco International. He was the Vice President of International Operations for Baxter International and a founder of KMR Group, a leading pharmaceutical R&D benchmarking consulting firm. Mr. Karis serves on the Board of BayBio, an advocacy group for Northern California’s life science community. He has a B.S. in management and economics from Purdue University and a Masters in applied economics from The American University.

Daniel Peters. Mr. Peters has served on our Board of Directors since June 2008 and currently serves on the Audit and Compensation Committees and serves as Chair of the Nominating and Corporate Governance Committee.

Mr. Peters has served as the President, Chief Executive Officer and member of the board of directors of Molecular Insight Pharmaceuticals, Inc. since June 2009. Prior to his current role, Mr. Peters was President and CEO of Medical Diagnostics at GE Healthcare and a corporate officer at GE. Prior to his role at GE, Mr. Peters served as Chief Operating Officer at Amersham Health. Previously, Mr. Peters served as the President of Nycomed Amersham Imaging Inc., where he was responsible for managing the company’s diagnostic pharmaceutical operations in North, South and Central America. Mr. Peters had been President of Nycomed Imaging Inc. in the Americas from 1994 to 1997 and President of the U.S. Pharmaceutical business of Sterling Winthrop from 1993 to 1994. Mr. Peters is currently on the board of Phadia AB in Uppsala Sweden, serving as Chairman. Previously, Mr. Peters served as a Trustee and founding member of the Health Care Institute of New Jersey from 1996 to 2006, a board member of the Pharmaceutical Research and Manufacturers of America from 1995 to 2005, and a board member of the National Pharmaceutical Council from 1990 to 1993. Mr. Peters also served on the board of Diatide Inc. from 1994 to 1997. Mr. Peters holds a bachelors degree from Western Illinois University.

James E. Rothman, Ph.D. Dr. Rothman has served on our Board of Directors since June 2008, and as the Scientific Advisor to the Board since May 2009. He also served as a member of our Scientific Advisory Board from April 2008 until December 2008. Dr. Rothman is one of the world’s most distinguished biochemists and cell biologists and is currently the Wallace Professor and Chairman of the Department of Cell Biology at The Yale University School of Medicine. From 2004 until 2007, Dr. Rothman served as Chief Science Advisor of GE Healthcare. He is renowned for discovering the molecular machinery responsible for the transfer of materials among compartments within cells. Prior to joining Yale University in 2008, Dr. Rothman held Professorships at Stanford University from 1978 to 1988; Princeton University from 1988 to 1991; Memorial Sloan-Kettering Cancer Center from 1991 to 2004; and Columbia University from 2004 to 2008. Dr. Rothman’s pioneering research in cell biology has been recognized by election to the U.S. National Academy of Sciences in 1993. He has also received numerous international awards, including the Lasker Award in 2002. He is currently a senior advisor to GE and Eli Lilly.

Gregory Sessler. Mr. Sessler has served on our Board of Directors since June 2008 and currently serves as Chair of the Audit Committee and as a member of the Compensation Committee and of the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Sessler has served as the Chief Operating Officer since December 2008, and as the Executive Vice President and Chief Financial Officer (“CFO”) since 2002, of Spiration, Inc., and is also currently a director and chairman of the audit committee of VLST, Corp. Prior to joining Spiration, Mr. Sessler served as Senior Vice President and CFO of Rosetta Inpharmatics, a leader in informational genomics, from March 2000 until its acquisition by Merck & Co., Inc. in July 2001 for $540 million. Mr. Sessler is a member of the AICPA and FEI, and he previously served on the board of directors of Corixa Corporation. He also serves on the Executive Committee and is a past chairman of the board of directors of the Washington Biotechnology and Biomedical Association. Mr. Sessler holds a bachelors degree, magna cum laude, from Syracuse University and an M.B.A. from the Stanford Graduate School of Business.

Bruce R. Thaw. Mr. Thaw has been a member of our Board of Directors since June 1991 and currently serves as Chairman of the Board, Chairman of the Compensation Committee, and as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Since January 2000, Mr. Thaw has served as the President and CEO of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products to the medical, scientific, entertainment and industrial markets. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. From 1984 to 2001, Mr. Thaw served as our general counsel. From 1990 until April 2007, Mr. Thaw served as a member of the board of directors of SafeNet, Inc., a company that designs, manufactures and markets information security systems, products and services that protect and secure digital identities, communications, intellectual property and applications over wide area networks and virtual private networks. Mr. Thaw holds a B.B.A. degree in Banking and Finance from Hofstra University and a J.D. degree from the Hofstra University School of Law.

Executive Officers of the Company

Biographical information concerning the executive officers of the Company, other than the CEO, is set forth below.

Peter S. Garcia. Mr. Garcia has served as our Chief Financial Officer since July 2009, and as our Secretary since August 2009. Mr. Garcia served as Chief Financial Officer of both public and private life science and high technology companies for the 13 years prior to joining our company. From 2004 to 2008, Mr. Garcia served as Chief

Financial Officer of Nanosys Inc., a privately held nanotechnology company based in Palo Alto, California, where he was responsible for finance, facilities, information technology, and investor and government relations. From 2001 to 2004, Mr. Garcia served as Senior Vice President and Chief Financial Officer of Nuvelo Inc., a publicly held biopharmaceutical company. During his tenure at Nuvelo, Mr. Garcia helped Nuvelo raise over $150 million, helped Nuvelo acquire development stage products, and led Nuvelo’s merger and acquisition strategy. Mr. Garcia has also served as Chief Financial Officer at Novacept, IntraBiotics, and Dendreon; and held senior financial roles at Amgen. Mr. Garcia, age 48, has an M.B.A. from the Anderson School at the University of California Los Angeles and a B.A. in Economics and Sociology from Stanford University.

Barry Polisky, Ph.D. Dr. Polisky has served as our Chief Scientific Officer since January 2, 2009. Previously, he served as a consultant to Merck from February 2008 to August 2008, and served as Research Vice President of Merck from January 2007 to January 2008. Dr. Polisky also served as Chief Scientific Officer and Senior Vice President of Sirna from March 2005 to January 2007, when Sirna was acquired by Merck, and served Sirna as Senior Vice President of Research from December 2003 to February 2005 and as Vice President of Research from June 2002 to December 2003. Prior to joining Sirna, Dr. Polisky served as Vice-President of Research at ThermoBiostar, Inc. from 1999 to 2002, where he developed a non-instrumented SNP diagnostic platform. Dr. Polisky, age 64, received his Ph.D. in molecular biology from the University of Colorado and conducted post-doctoral work in the Department of Biochemistry and Biophysics, University of California, San Francisco.

Director’s Qualifications

In selecting a particular candidate to serve on the Board of Directors we consider the needs of our company based on particular attributes that we believe would be advantageous for our Board members to have and would qualify such candidate to serve on our Board given our business profile and the environment in which we operate. The table below sets forth such attributes and identifies which attributes each director possesses.

Attributes	Mr. French	Mr. Karis	Mr. Peters	Dr. Rothman	Mr. Sessler	Mr. Thaw
Financial Experience		X			X	X
Public Board Experience		X	X		X	X
Industry Experience	X	X	X	X	X
Scientific Experience				X
Commercial Experience	X	X	X		X	X
Corporate Governance Experience		X			X	X
Capital Markets Experience		X	X		X
Legal Experience						X
Management Experience	X	X	X	X	X	X

Certain Relationships and Related Transactions

Contractual Arrangements. Pursuant to the terms and conditions of Mr. French’s employment agreement, we agreed, for the term of Mr. French’s employment with us, to nominate Mr. French for successive terms as a member of the Board of Directors. We are obligated to use all best efforts to cause Mr. French to be elected to the Board of Directors at the Annual Meeting.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Audit Committee

The Audit Committee, which currently consists of Gregory Sessler, Chairman, James M. Karis, Daniel Peters and Bruce R. Thaw, held seven meetings during 2009. All incumbent directors who served as members of the Audit Committee attended at least 75% of the meetings during the periods served as committee members in 2009. Among other functions, the Audit Committee authorizes and approves the engagement of the independent registered public accounting firm, reviews the results and scope of the audit and other services provided by the independent registered public accounting firm, reviews our financial statements, reviews and evaluates our internal control functions, approves or establishes pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviews and approves any proposed related party transactions.

The Board of Directors has determined that each of Gregory Sessler, James M. Karis, Daniel Peters and Bruce R. Thaw is an independent director within the meaning of the NASDAQ independence standards and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that each member of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC Rules and satisfies the NASDAQ standards of financial literacy and financial or accounting expertise or experience.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman of the Board (“Chairman”) and Chief Executive Officer (“CEO”) positions should be separate or combined, we have determined that it is in the best interests of our company and its shareholders to separate those roles. Mr. Thaw, our Chairman, is an independent director who has served in that role since June 2008, and as a member of our Board of Directors since June 1991. Prior to becoming Chairman, Mr. Thaw served as our Lead Independent Director from December 2007 to June 2008. During the time that Mr. Thaw has served as our Chairman, Mr. French has served as CEO. We believe it is the CEO’s responsibility to run the day-to-day operations of our company, and the Chairman’s responsibility to manage the Board of Directors. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have an experienced, independent Chairman whose sole job is leading the Board. Also, given the numerous responsibilities of the CEO of a biotechnology company, such as ours, we believe it is beneficial to have a CEO whose sole job is to manage the company. By having Mr. Thaw serve as Chairman, and Mr. French serve as CEO, we believe that each will be able to focus his entire energy on managing the Board or running our company, as appropriate. Additionally, we believe the separation of offices is beneficial because a separate Chairman can provide the CEO with guidance and feedback on his performance, and he provides a more effective channel for the Board to express its views on management. The Board of Directors continually evaluates our leadership structure and could in the future decide to combine the Chairman and CEO positions if it believes that doing so would serve the best interests of our company.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with NASDAQ. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2009, the Reporting Persons met all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers, and the members of our Board of Directors. The Code of Business Conduct and Ethics is available on our website at www.mdrnainc.com. You can access the Code of Business Conduct and Ethics on our website by first clicking “About MDRNA” and then “Corporate Governance.” Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information regarding compensation earned during 2009 and 2008 by our CEO, our CFO and our other most highly compensated executive officers (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Grants ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
J. Michael French, President, CEO and Director(3)	2009 2008	340,000 176,286	— —	— —	298,848 855,162	— —	— —	102,000 —	740,848 1,031,448
Peter S. Garcia, CFO and Secretary(4)	2009	140,961	—	—	416,280	—	—	45,000	602,241
Barry Polisky, Ph.D., Chief Scientific Officer (5)	2009	375,000	—	—	228,024	—	—	25,000	628,024
Bruce R. York Former CFO and Secretary (6)	2009 2008	188,461 224,156	— —	— 31,882	588,704 276,731	— —	— —	272,239 3,735	1,049,404 536,504

(1)	The amounts listed in the Stock Awards and Option Grants columns reflect the dollar amount of the aggregate grant date fair value, in accordance with FASB ASC Topic 718 (formerly SFAS 123(R)). The assumptions used to calculate the stock option awards value may be found in Note 6 to the Consolidated Financial Statements, which is in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)	The amounts listed in the All Other Compensation column are relocation allowances in the amount of $102,000 to Mr. French and $45,000 to Mr. Garcia, and a $25,000 signing bonus for Dr. Polisky. Such amounts also include a $250,000 severance payment made to Mr. York, plus a payment of $22,083 for accrued unused vacation, each of which was paid out on October 30, 2009 and 401(k) matching contributions made by us to Mr. York’s 401(k) plan account in the amounts of $156 and $3,735 in 2009 and 2008, respectively.
(3)	Mr. French joined our company as CEO on June 23, 2008, became a Director on September 11, 2008 and became President on October 1, 2008. The amount listed under All Other Compensation represents a relocation allowance in the amount of $102,000 approved by the Compensation Committee.
(4)	Mr. Garcia joined our company as CFO effective July 13, 2009. The amount listed under All Other Compensation represents a relocation allowance in the amount of $45,000 approved by the Compensation Committee.
(5)	Dr. Polisky joined our company as Chief Scientific Officer on January 2, 2009. The amount listed under All Other Compensation represents a signing bonus in the amount of $25,000.
(6)	Mr. York left our company effective October 1, 2009. The 2009 amount in the All Other Compensation column includes $250,000 in cash severance and $22,083 in accrued unused vacation that was paid out on October 30, 2009. The All Other compensation column also includes 401(k) matching contributions in the amounts of $156 and $3,735 in 2009 and 2008, respectively. The 2009 amount in the Option Grants column includes $439,280, which is the incremental fair value of a modification made to Mr. York’s outstanding equity awards to extend the amount of time to exercise options from 90 days to two years.

Employment Agreements

J. Michael French

On June 10, 2008, we entered into an employment agreement (the “French Agreement”) with J. Michael French pursuant to which he will serve as our Chief Executive Officer for a term beginning on June 23, 2008 and ending on June 9, 2011. Mr. French was subsequently elected President effective October 1, 2008, and became a Director after election by the Board on September 11, 2008. A copy of the French Agreement was filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008.

Pursuant to the French Agreement, Mr. French is entitled to annual base compensation of $340,000, with any increase in base compensation to be set by the Board from time to time as determined by the Board or the Compensation Committee thereof, with the target for each year being the 50th percentile of the Radford survey. He is also eligible to receive annual performance-based incentive cash compensation, with the targeted amount of such incentive cash compensation being 40% of his annual base compensation for the year, but with the actual amount to be determined by the Board or the Compensation Committee. Mr. French also received a relocation allowance in the amount of $102,000.

Under the French Agreement, we granted options to Mr. French to purchase up to 1,260,000 shares of Common Stock. The options have a term of 10 years beginning on June 23, 2008, and will vest according to the following schedule:

•	420,000 options became exercisable on June 23, 2009 at an exercise price equal to $1.27 per share, which was the closing price of the Common Stock on the NASDAQ Global Market on June 23, 2008;

•

105,000 options vested or will vest, as applicable, on each of September 10, 2009, December 10, 2009, March 10, 2010 and June 10, 2010 (for an aggregate of 420,000 options during such period) at an exercise price equal to $2.27 per share; and

•

105,000 options will vest on each of September 10, 2010, December 10, 2010, March 10, 2011 and June 9, 2011 (for an aggregate of 420,000 options during such period) at an exercise price equal to $3.27 per share.

If Mr. French’s employment is terminated without cause or he chooses to terminate his employment for good reason, all of Mr. French’s options that are outstanding on the date of termination shall be fully vested and exercisable upon such termination and shall remain exercisable for the remainder of their terms. In addition, he will receive (i) base salary, (ii) incentive cash compensation determined on a pro-rated basis as to the year in which the termination occurs, (iii) pay for accrued but unused paid time off, and (iv) reimbursement for expenses through the date of termination, plus an amount equal to 12 months of his specified base salary at the rate in effect on the date of termination.

If Mr. French’s employment is terminated for cause or he chooses to terminate his employment other than for good reason, vesting of the options shall cease on the date of termination and any then unvested options shall terminate, however the then-vested options shall remain vested and exercisable for the remainder of their respective terms. He will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

If Mr. French’s employment is terminated due to death or disability, Mr. French or his estate, as applicable, is entitled to receive (i) salary, reimbursement of expenses, and pay for accrued but unused paid time off; (ii) incentive cash compensation determined on a pro-rated basis as to the year in which the termination occurs; and (iii) a lump sum equal to base salary at the rate in effect on the date of termination for the lesser of (a) twelve (12) months and (b) the remaining term of the French Agreement at the time of such termination. In addition, vesting of all of Mr. French’s options that are outstanding on the date of termination shall cease, and any then vested options shall remain exercisable as specified in the applicable grant agreements.

If Mr. French’s employment is terminated by us (other than for cause) or by Mr. French (for good reason), and in either case other than because of death or disability, during the one-year period following a change in control of our company, then Mr. French will be entitled to receive as severance: (i) salary, expense reimbursement and pay for unused paid time off through the date of termination; (ii) a lump-sum amount equal to the greater of (x) twelve (12) months of base salary, and (y) the balance of his base salary to the end of the term of the French Agreement, in each case at the rate in effect on the date of termination; (iii) the amount of his incentive cash compensation for the fiscal year in which the date of termination occurs (determined on a pro-rated basis); and (iv) an additional lump-sum payment equal to fifty percent (50%) of his base salary for such year. In addition, all of Mr. French’s outstanding stock options shall be fully vested and exercisable upon a change of control and shall remain exercisable as specified in the option grant agreements.

Pursuant to the French Agreement, a change in control generally means (i) the acquisition by any person or group of 40% or more of our voting securities, (ii) our reorganization, merger or consolidation, or sale of all or substantially all of our assets, following which our stockholders prior to the consummation of such transaction hold 60% or less of the voting securities of the surviving or acquiring entity, as applicable, (iii) a turnover of the majority of the Board as currently constituted, provided that under most circumstances any individual approved by a majority of the incumbent Board shall be considered as a member of the incumbent Board of Directors for this purpose, or (iv) a complete liquidation or dissolution of us.

The French Agreement also provides that we will, in connection with each election of our directors during the term of the French Agreement, nominate, recommend and use our best efforts to cause the election to the Board of Directors of Mr. French.

In general, Mr. French has agreed not to compete with us for six months following the end of the employment term or to solicit our partners, clients or employees for one year following the end of the employment term. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

Peter S. Garcia

In connection with his appointment as Chief Financial Officer, we entered into an employment agreement (the “Garcia Agreement”) with Mr. Garcia pursuant to which he will serve as our Chief Financial Officer for a three year term beginning on July 13, 2009 (the “Effective Date”). Mr. Garcia was subsequently elected Secretary effective August 11, 2009. A copy of the Garcia Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 13, 2009.

Pursuant to the Garcia Agreement, Mr. Garcia is entitled to annual base compensation of $300,000, with any increase in base compensation to be set by the Board of Directors and/or the Chief Executive Officer from time to time as determined by the Board of Directors and/or the Chief Executive Officer. Mr. Garcia is also eligible to receive annual incentive cash compensation, with a target of 30% of his annual base compensation for the year, with the actual amount to be determined by the Board of Directors and/or the Chief Executive Officer.

Moreover, we agreed to pay Mr. Garcia a total of $90,000 in connection with his relocation to the Seattle, Washington metropolitan area, which amount was paid in two payments of $45,000 each through our regular payroll practices on September 15, 2009 and January 29, 2010. We also reimbursed Mr. Garcia for his reasonable travel expenses from his home residence in Palo Alto, California to our headquarters in Bothell, Washington until September 2, 2009. Under the Garcia Agreement, we granted to Mr. Garcia options to purchase up to 360,000 shares of the Common Stock. The options have a term of 10 years beginning on July 13, 2009, and vest according to the following schedule:

•	120,000 options will vest and become exercisable on July 13, 2010 at an exercise price of $1.39 per share;

•

30,000 options will vest and become exercisable on each of October 13, 2010, January 13, 2011, April 13, 2011 and July 13, 2011 (for an aggregate 120,000 options during such period) at an exercise price of $2.39 per share; and

•

30,000 options will vest and become exercisable on each of October 13, 2011, January 13, 2012, April 13, 2012 and July 12, 2012 (for an aggregate 120,000 options during such period) at an exercise price of $3.39 per share.

If we terminate Mr. Garcia’s employment without cause, or Mr. Garcia terminates his employment for good reason, then (i) Mr. Garcia shall be entitled to receive base salary, incentive cash compensation if performance targets established have been met (determined on a pro-rated basis as to the year in which the termination occurs), pay for accrued but unused paid time off, and reimbursement for expenses through the termination date, (ii) a lump sum equal to twelve (12) months of Mr. Garcia’s specified base salary at the rate in effect on the termination date, and (iii) all common stock purchase options granted to Mr. Garcia shall be fully vested and exercisable upon such termination and shall remain exercisable in accordance with the grant agreements, and all shares of restricted stock granted to Mr. Garcia shall become immediately and fully vested.

If we terminate Mr. Garcia’s employment for cause or Mr. Garcia terminates his employment other than for good reason, then (i) Mr. Garcia shall be entitled to receive salary, pay for accrued but unused paid time off, and reimbursement of expenses through the termination date, (ii) the vesting of any outstanding options or shares of restricted stock shall cease on the termination date and (iii) any then un-vested outstanding options shall terminate (with the then-vested outstanding options vested and exercisable as specified in the option grant agreements).

If Mr. Garcia’s employment is terminated due to death or disability, Mr. Garcia (or his estate or legal representative as the case may be) shall be entitled to receive (i) salary, reimbursement of expenses and pay for any unused paid time off accrued through the termination date, (ii) a pro-rated amount of incentive cash compensation for the fiscal year in which the termination date occurs and (iii) a lump sum equal to base salary at the rate in effect on the termination date for the lesser of (x) twelve (12) months and (y) the remaining portion of the initial employment term on the termination date. In addition, vesting of any outstanding options and shares of restricted stock shall cease on the termination date, and any then un-vested outstanding options shall terminate (with the then-vested outstanding options vested and exercisable as specified in the option grant agreements).

In general, Mr. Garcia has agreed: (i) not to compete with our company during the employment term and for twelve (12) months thereafter, (ii) not to solicit any of our partners, consultants, certified research organizations, principal vendors, licensees or employees for twelve (12) months following the end of the employment term, and (iii) not to solicit or accept business from, or perform or supervise the performance of any services related to such business from, certain of our clients, former clients and prospective clients during the employment term and for twelve (12) months thereafter. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

If Mr. Garcia’s employment is terminated either by us or by Mr. Garcia (other than because of Mr. Garcia’s death or disability) following the occurrence of a change of control of our company (as defined in the Garcia Agreement) and the date of such termination is prior to July 13, 2012 and within one (1) year following the occurrence of such change of control, then Mr. Garcia shall be entitled to receive from our company, in lieu of the severance payment otherwise payable pursuant to the Garcia Agreement, salary, expense reimbursement and pay for unused paid time off through the termination date. In addition, Mr. Garcia shall be entitled to receive a lump sum amount equal to twelve (12) months of his specified base salary under the Garcia Agreement, and the amount of his incentive cash compensation for the fiscal year in which the termination occurs (determined on a pro-rata basis), plus an additional lump-sum amount equal to 30% of his base salary for such year. Furthermore, notwithstanding the vesting and/or exercisability provisions otherwise applicable to outstanding options and the vesting and restriction provisions applicable to outstanding restricted shares, all such stock options shall be fully vested and exercisable, and all such restricted shares shall be fully vested, upon a change of control and, in the case of options, shall remain exercisable as specified in the option grant agreements, and subject to our right to direct the sale of shares in connection with a change of control.

Barry Polisky, Ph.D.

On October 27, 2008, we entered into an employment agreement (the “Polisky Agreement”) with Dr. Polisky, pursuant to which Dr. Polisky serves as our Chief Scientific Officer for a term beginning on January 2, 2009 (the “Effective Date”) and ending on January 3, 2012. A copy of the Polisky Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2008.

Pursuant to the Polisky Agreement, Dr. Polisky is entitled to annual base compensation of $375,000, with any increase in base compensation to be set by the Board of Directors from time to time as determined by the Board. Dr. Polisky received a one-time signing bonus of $25,000 payable within 30 days of the Effective Date. In addition, Dr. Polisky is eligible to receive annual incentive cash compensation of up to 40 percent of his annual base compensation for the year, with the actual amount to be determined by the Board of Directors or the Compensation Committee.

Under the Polisky Agreement, Dr. Polisky was granted options to purchase up to 360,000 shares of common stock. Dr. Polisky’s options have a term of 10 years beginning on the Effective Date, and vest according to the following schedule:

•	120,000 options vested and became exercisable on January 4, 2010 at an exercise price of $0.35 per share;

•

30,000 options vested and became exercisable, or will vest and become exercisable, as applicable, on each of April 2, 2010, July 2, 2010, October 2, 2010 and January 3, 2011 (for an aggregate 120,000 options during such period) at an exercise price equal to $1.35 per share; and

•

30,000 options will vest and become exercisable on each of April 2, 2011, July 2, 2011, October 2, 2011 and January 3, 2012 (for an aggregate 120,000 options during such period) at an exercise price equal to $2.35 per share.

If Dr. Polisky’s employment is terminated without cause, or upon the expiration of any employment period we fail to offer to renew or extend the employment period (other than if Dr. Polisky shall then have reached our mandatory retirement age), or Dr. Polisky chooses to terminate his employment for good reason, (i) all options granted to Dr. Polisky pursuant to the Polisky Agreement shall be fully vested and exercisable upon such termination and shall remain exercisable in accordance with the grant agreements and (ii) Dr. Polisky will receive an amount equal to 12 months of his specified base salary at the rate in effect on the date of termination.

If Dr. Polisky’s employment is terminated for cause or Dr. Polisky chooses to terminate his employment other than for good reason, vesting of the options shall cease on the date of termination and any then unvested options shall terminate, however the then-vested options shall remain vested and exercisable in accordance with the grant agreements. Regardless of the nature of his separation from our company, Dr. Polisky will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

In general, Dr. Polisky has agreed not to compete with our company for six months following the end of the employment term or to solicit our partners, vendors or employees for one year following the end of the employment term, unless such employment is terminated by us without cause or by Dr. Polisky for good reason. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

Bruce R. York

On March 7, 2008, we entered into an employment agreement (the “York Agreement”) with Bruce R. York in connection with Mr. York being named our Secretary and Chief Financial Officer, for a term of three years ending on March 7, 2011. A copy of the York Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2008. Mr. York’s employment with our company was terminated effective October 1, 2009.

Pursuant to the York Agreement, Mr. York was entitled to annual base compensation of $250,000, and he was eligible for increases in his base salary as determined by our Board of Directors. Effective for our fiscal year that began on January 1, 2008, and for each calendar year thereafter during the term of the York Agreement, Mr. York’s targeted incentive cash compensation was 40% of his annual base compensation for the year, with the actual amount determined by the Board and our Chief Executive Officer.

Under the York Agreement, in the event that, prior to March 7, 2011, we terminate Mr. York’s employment without cause or if Mr. York terminates his employment as the result of a substantial diminution in his authority or role as Chief Financial Officer, our failure to pay any amounts of base salary and/or incentive cash compensation, our failure to honor promptly any of our other material obligations under the York Agreement, or a material demotion in Mr. York’s title or status, then Mr. York will be entitled to receive as severance a lump sum payment equal to twelve (12) months of his specified base salary at the rate in effect on the date of termination. Upon such event, Mr. York’s options and shares of restricted stock shall become fully vested and such options shall become fully exercisable and shall remain exercisable as specified in the applicable grant agreements.

We amended the York Agreement on July 13, 2009 in connection with Mr. York’s resignation as our Chief Financial Officer and his appointment as our Vice President – Finance and Chief Accounting Officer to provide that, in the event that Mr. York’s employment is terminated on or prior to December 31, 2009 for any reason other than for cause, any and all unvested common stock purchase options held by Mr. York shall immediately vest in full upon the effective date of such termination, and shall remain exercisable for a period of two years thereafter, and any and all unvested shares of restricted common stock held by Mr. York shall immediately vest in full upon the effective date of such termination.

Outstanding Equity Awards

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2009:

		Option Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Michael French	(1)	420,000	—	—	$1.27	6/23/18	—	—	—	—
	(2)	210,000	210,000	—	$2.27	6/23/18	—	—	—	—
	(3)	—	420,000	—	$3.27	6/23/18	—	—	—	—
	(4)	—	80,000	—	$1.52	5/20/19	—	—	—	—
	(5)	—	160,000	—	$1.52	5/20/19	—	—	—	—
Peter S. Garcia	(6)	—	120,000	—	$1.39	7/13/19	—	—	—	—
	(7)	—	120,000	—	$2.39	7/13/19	—	—	—	—
	(8)	—	120,000	—	$3.39	7/13/19	—	—	—	—
Barry Polisky, Ph.D.	(9)	—	120,000	—	$0.35	1/2/19	—	—	—	—
	(10)	—	120,000	—	$1.35	1/2/19	—	—	—	—
	(11)	—	120,000	—	$2.35	1/2/19	—	—	—	—
	(12)	—	40,000	—	$1.52	5/20/19	—	—	—	—
	(13)	—	80,000	—	$1.52	5/20/19	—	—	—	—
Bruce R. York	(14)	29,000	—	—	$2.22	10/1/11	—	—	—	—
	(14)	120,000	—	—	$1.19	10/1/11	—	—	—	—
	(14)	120,000	—	—	$2.19	10/1/11	—	—	—	—
	(14)	120,000	—	—	$3.19	10/1/11	—	—	—	—
	(14)	120,000	—	—	$1.52	10/1/11	—	—	—	—

(1)	The options became exercisable on June 23, 2009.

(2)	The options vest in four even quarterly increments on September 10, 2009, December 10, 2009, March 10, 2010 and June 10, 2010.
(3)	The options vest in four even quarterly increments on September 10, 2010, December 10, 2010, March 10, 2011 and June 10, 2011.
(4)	The options vest on May 20, 2010.
(5)	The options vest in eight even quarterly increments on August 20, 2010, November 20, 2010, February 20, 2010, May 20, 2011, August 20, 2011, November 20, 2011, February 20, 2012 and May 20, 2012.
(6)	The options vest on July 13, 2010.
(7)	The options vest in four even quarterly increments on October 13, 2010, January 13, 2011, April 13, 2011 and July 13, 2011.
(8)	The options vest in four even quarterly increments on October 13, 2011, January 13, 2012, April 13, 2012 and July 12, 2012.
(9)	The options vested on January 4, 2010.
(10)	The options vest in four even quarterly increments on April 2, 2010, July 2, 2010, October 2, 2010 and January 3, 2011.
(11)	The options vest in four even quarterly increments on April 2, 2011, July 2, 2011, October 2, 2011 and January 3, 2012.
(12)	The options vest on May 20, 2010.
(13)	The options vest in eight even quarterly increments on August 20, 2010, November 20, 2010, February 20, 2011, August 20, 2011, November 20, 2011, February 20, 2012 and May 20, 2012.
(14)	All of the options vested effective October 1, 2009.

Option repricings

We have not engaged in any option repricings or other modifications, other than as noted related to vesting upon terminations as described in this document, to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2009.

Payments upon Termination or Change-in-Control

The discussion below sets forth the potential termination or change-in-control payments that would be due to certain of our executive officers upon the occurrence of certain specified events. All information described below is presented as if a triggering event occurred on December 31, 2009.

Potential payments upon termination or change in control arrangements

See “Employment Agreements” above for a description of the severance and change in control arrangements for our Named Executive Officers. Each of our Named Executive Officers will be eligible to receive severance payments only if each officer signs a general release of claims. The Compensation Committee, as plan administrator of our Stock Option Plans, has the authority to provide for accelerated vesting of options or restricted stock held by our Named Executive Officers and any other person in connection with certain changes in control of our company.

In those employment agreements with our Named Executive Officers containing a change in control provision, subject to certain exceptions, a change in control is generally defined as (i) the acquisition by any person or group of 40% or more of our voting securities, (ii) our reorganization, merger or consolidation, or sale of all or substantially all of our assets, following which our stockholders prior to the consummation of such transaction hold 60% or less of the voting securities of the surviving or acquiring entity, as applicable, (iii) a turnover of the majority of the Board as currently constituted, provided that under most circumstances any individual approved by a majority of the incumbent Board shall be considered as a member of the incumbent Board of Directors for this purpose, or (iv) a complete liquidation or dissolution of our company.

Estimated payments and benefits upon termination

The amount of compensation and benefits payable to each Named Executive Officer who remained an employee of our company on December 31, 2009 under various termination events and circumstances has been estimated in the table below. The amounts shown assume that such termination was effective as of December 31, 2009, our last business day of 2009, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executive officers upon their termination. Amounts under equity awards are determined based on the closing price of our Common Stock on December 31, 2009, which was $0.81 per share. The actual amounts to be paid out can only be determined at the time of such executive officer’s separation from our company.

Unless otherwise provided by our plan administrator in grant agreements or in employment contracts with our Named Executive Officers, upon termination of a participant’s employment or service, participants generally will forfeit any outstanding awards, except that a participant will have (i) 90 days (but in no event after the original expiration date of the award) following termination of employment or service to exercise any then-vested options and (ii) the earlier of one year or the original expiration of the grant if termination of employment or service is as a result of the participant’s disability or death. In the event of the death or disability of a Named Executive Officer, the Named Executive Officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. The terms “cause”, “good reason”, “change of control” and “disability” have the meanings given to such terms in the employment agreements with our Named Executive Officers.

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

	Involuntary Not For Cause Termination or For Good Reason	Voluntary or For Cause	Death or Disability	Termination following Change-in-Control
Mr. French
Lump-sum payment	$340,000	$—	$340,000	$489,041
Accrued Vacation	32,692	32,692	32,692	32,692
Bonus	136,000	136,000	136,000	306,000
Stock Options	—	—	—	—
Cobra reimbursement	21,590	—	21,590	—

Total	$530,282	$168,692	$530,282	$827,733

Mr. Garcia
Lump-sum payment	$300,000	$—	$300,000	$760,274
Accrued Vacation	12,226	12,226	12,226	12,226
Bonus	42,288	—	42,288	180,000
Stock Options	—	—	—	—
Cobra reimbursement	21,590	—	—	—

Total	$376,104	$12,226	$354,514	$952,500

Dr. Polisky
Lump-sum payment	$375,000	$—	$375,000	$750,000
Accrued Vacation	21,635	21,635	21,635	21,635
Bonus	150,000	150,000	150,000	337,500
Stock Options	55,200	—	—	55,200
Cobra reimbursement	21,590	—	—	—

Total	$623,425	$171,635	$546,635	$1,164,335

Lump Sum Payment: The lump sum payments represent contractual payments due to the named executives in accordance with their employment contracts based upon their base salaries in effect as of December 31, 2009:

•

The amounts of $340,000 and $489,041 for Mr. French represent either one year’s pay at the rate in effect on December 31, 2009 or, in the case of a termination following a change-in-control, the amount due through June 9, 2011, the end of his employment contract.

•

The amount of $300,000 for Mr. Garcia represents one year’s pay at the rate in effect on December 31, 2009, or, in the case of a termination following a change-in-control, the amount due through July 13, 2012, the end of the term specified in his employment contract.

•

The amounts of $375,000 and $750,000 for Dr. Polisky represent either one year’s pay at the rate in effect on December 31, 2009 or, in the case of a termination following a change-in-control, the amount due through January 3, 2012, the end of his employment contract.

Accrued Vacation: Accrued vacation amounts represent the unpaid days of personal time off accrued for each named executive officer as of December 31, 2009.

Bonus: All bonus amounts are based upon employment contracts, and are calculated using base salaries in effect as of December 31, 2009. For terminations not involving a change-in-control, bonus amounts are 40% of base salary for each of Mr. French and Dr. Polisky, and 30% of base salary for Mr. Garcia. For terminations following a change-in-control, bonus amounts are (i) one year at 40% and one year at 50% for each of Mr. French and Dr. Polisky, and two years at 30% for Mr. Garcia.

Stock Options: Stock option amounts are valued at $0.81, the closing price on December 31, 2009, less the applicable option exercise price, multiplied by the number of outstanding unvested options assumed to vest on such date. As of December 31, 2009, outstanding options to purchase up to 120,000 shares of common stock were in-the-money, all of which were held by Dr. Polisky.

Cobra Reimbursement: Cobra reimbursements represent twelve months of continued company contributions for employer-paid medical insurance.

Payments to Terminated Named Executive Officers

In connection with Mr. York’s separation from our company effective October 1, 2009, and pursuant to the terms of the York Agreement, as amended, we paid to Mr. York severance in the amount of $250,000, all of Mr. York’s unvested options and restricted stock vested effective October 1, 2009, and Mr. York was eligible for COBRA (for which we contributed the employer cost portion for six months).

COMPENSATION OF DIRECTORS

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Current Directors
James M. Karis	$25,500	—	$43,967	—	—	—	$69,467
Daniel Peters	34,000	—	55,918	—	—	—	89,918
James E. Rothman	34,000	—	55,918	—	—	—	89,918
Gregory Sessler	38,250	—	62,907	—	—	—	101,157
Bruce R. Thaw	55,250	—	90,867	—	—	—	146,117

Subtotal	$187,000	—	$309,577	—	—	—	$496,577

Former Directors(2)	—	—	—	—	—	—	—
Alexander D. Cross	—	—	—	—	—	—	—
John V. Pollock	—	—	—	—	—	—	—
Steven C. Quay, M.D., Ph.D.	—	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—	—

Total	$187,000	—	$309,577	—	—	—	$496,577

(1)	Reflects the dollar amount of the aggregate grant date fair value of the option awards granted to the directors in 2009, in accordance with FASB ASC Topic 718 (formerly SFAS 123 (R)). The assumptions used to calculate the stock option awards value may be found in Note 6 to the Consolidated Financial Statements, Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(2)	Dr. Cross, Mr. Pollock and Dr. Quay served as directors of our company until our 2009 Annual Meeting, which was held on May 20, 2009.

J. Michael French, current director, President and CEO, has not been included in the Director Compensation Tables because he is a Named Executive Officer and does not receive any additional compensation for services provided as a director.

Supplemental Director Award and Option Data Including 2009 Grants and

Outstanding Awards at Year-End

Name	2009 Restricted Stock Awards (# shares)	Fair Value of 2009 Restricted Stock Awards ($)	2009 Stock Option Grants (# shares)	Fair Value of Options Granted in 2009 ($)(1)	Aggregate Number of Unvested Restricted Stock Awards Outstanding at December 31, 2009 (# shares)	Aggregate Number of Stock Options Outstanding at December 31, 2009 (# shares)
Current Directors
James M. Karis	—	—	34,500	$43,967	—	34,500
Daniel Peters	—	—	46,000	55,918	—	91,000
James E. Rothman	—	—	46,000	55,918	—	195,371	(2)
Gregory Sessler	—	—	51,750	62,907	—	111,750
Bruce R. Thaw	—	—	74,750	90,867	1,666	190,750
Former Directors
Alexander D. Cross	—	—	—	—	—	83,000
John V. Pollock	—	—	—	—	—	107,500
Steven C. Quay, M.D., Ph.D.	—	—	—	—	—	1,704,247

(1)	All of the options granted to our non-executive directors during 2009 were granted on May 20, 2009, the date of our annual meeting of stockholders, when the fair market value was $1.52 per share with the exception of James Karis whose options were granted on August 11, 2009 when the fair market value was $1.53 per share. The weighted average grant date fair value for 2009 option awards was $1.22 per share, calculated using Black Scholes-Merton methodology under FASB ASC Topic 718 (formerly SFAS 123(R)). No grants of restricted stock awards were made to directors during 2009.
(2)	Includes vested options to purchase 104,371 shares of common stock granted to Dr. Rothman in connection with his service on our Scientific Advisory Board.

On May 20, 2009, the Board of Directors approved the recommendations and ratified the determinations of the Nominating and Corporate Governance Committee and authorized us to reduce all aspects of the cash compensation currently paid to non-employee members of the Board by 15%, and to replace the amount of such cash reductions with corresponding increases to the equity grants to such directors. As a result of these changes, the annual cash retainer for non-employee members of the Board was reduced from $30,000 to $25,500, the annual cash retainer for the Chairman of the Audit Committee was reduced from $15,000 to $12,750, the annual cash retainer for each of the Chairman of the Compensation Committee, the Chairman of the Nominating and Corporate Governance Committee and the Scientific Advisor to the Board was reduced from $10,000 to $8,500, and the annual cash retainer for the Chairman of the Board was reduced from $25,000 to $21,250.

Correspondingly, the annual equity grant to non-employee members of the Board was increased from 30,000 options to 34,500 options, the equity grant to the Chairman of the Audit Committee was increased from 15,000 options to 17,250 options, the equity grant to the chairman of the Compensation Committee, the Chairman of the Nominating and Corporate Governance Committee and the Scientific Advisor to the Board was increased from 10,000 options to 11,500 options, and the equity grant to the Chairman of the Board was increased from 25,000 options to 28,750 options.

The Nominating and Corporate Governance Committee recommended, and the Board approved, these changes in director compensation after reviewing the compensation practices of other companies of comparable size in our peer group, and after considering general economic conditions.

Directors’ Stock Compensation Plans. We maintain four compensation plans under which equity compensation awards may be made to directors: the Amended and Restated MDRNA, Inc. 2000 Nonqualified Stock Option Plan (the “2000 Plan”), the MDRNA, Inc. 2002 Stock Option Plan (the “2002 Plan”), the MDRNA, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the MDRNA, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). References to the “Director Option Plans” herein refer to the 2000 Plan, the 2002 Plan, the 2004 Plan and the 2008 Plan, collectively. It is our current practice that, upon becoming a member of the Board of Directors, each non-employee director may receive a discretionary award of options to purchase Common Stock and/or restricted shares of Common Stock as is determined at such time by the Compensation Committee of the Board of Directors. The discretionary stock option grants under the Director Option Plans are made at an exercise price per share of no less than the “fair market value” (as defined under the Director Option Plans) of a share of Common Stock on the date the option is granted, and both discretionary stock option and restricted stock grants are generally subject to a vesting period determined by the Compensation Committee in accordance with the applicable Director Option Plan. The Compensation Committee may make additional discretionary grants to eligible directors, consistent with the terms of the Director Option Plans. The Board of Directors may amend, suspend or terminate the Director Option Plans at any time, except that prior approval of our stockholders must be obtained pursuant to applicable NASDAQ rules for any amendments that would constitute a material revision to any of the Director Option Plans, and certain changes require the consent of the affected grantees. In 2009, 253,000 options were granted to the non-employee members of the Board of Directors pursuant to the Director Option Plans. The stock options were granted on May 20, 2009 when the fair market value of the common stock was $1.52 per share, with the exception of the grant to James M. Karis, which was granted on August 11, 2009 when the fair market value of the common stock was $1.53 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2010, by: (i) each director and nominee for director of our company; (ii) each of our executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

As of March 31, 2010, we were not aware of any beneficial owners with greater than 5% of our outstanding shares of common stock.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them. Unless otherwise indicated, the business address of each person in the table below is c/o MDRNA, Inc., 3830 Monte Villa Parkway, Bothell, Washington 98021. No shares identified below are subject to a pledge.

Name	Age	Number of Shares(1)		Percent of Shares Outstanding (%)(1)
J. Michael French, Director, President and CEO	50	828,501	(2)	1.7%
James M. Karis, Director	61	—	(3)	*
Daniel Peters, Director	58	91,000	(4)	*
James E. Rothman, Director	59	195,371	(5)	*
Gregory Sessler, Director	57	111,750	(6)	*
Bruce R. Thaw, Chairman of the Board	57	354,791	(7)	*
Peter S. Garcia, CFO and Secretary	48	—	(8)	*
Barry Polisky, CSO	64	190,001	(9)	*
Bruce R. York, Former CFO	55	544,232	(10)	1.1%
All directors and executive officers as a group (9 persons)		2,315,646	(11)	4.5%

*	Beneficial ownership of less than 1.0% is omitted.
(1)	Except as otherwise noted below, includes all outstanding shares of common stock, shares of common stock underlying vested options, and all outstanding restricted shares of common stock (both vested and unvested), that are owned beneficially by the individual listed with sole voting and/or investment power. All references to “vested” options shall include all such options that are exercisable as of March 31, 2010, as well as those options that will become exercisable within 60 days of March 31, 2010.
(2)	Includes vested options to purchase 815,001 shares of common stock.
(3)	None of Mr. Karis’ 34,500 options to purchase common stock are vested as of, or vest within 60 days of, March 31, 2010.
(4)	Includes vested options to purchase 91,000 shares of common stock.

(5)	Includes vested options to purchase 91,000 shares of common stock and vested options to purchase 104,371 shares of common stock granted to Dr. Rothman in connection with his service on our Scientific Advisory Board.
(6)	Includes vested options to purchase 111,750 shares of common stock.
(7)	Includes vested options to purchase 260,750 shares of common stock and 1,666 unvested restricted shares of common stock.
(8)	None of Mr. Garcia’s 360,000 options to purchase common stock vested as of, or will vest with 60 days of, March 31, 2010.
(9)	Includes vested options to purchase 190,001 shares of common stock.
(10)	Includes vested options to purchase 509,000 shares of common stock.
(11)	Includes vested options to purchase 2,172,873 shares of common stock and 1,666 unvested restricted shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides aggregate information as of December 31, 2009 about Common Stock that may be issued upon the exercise of options under all of our equity compensation plans, including the 2000 Plan, the 2002 Plan, the 2004 Plan, the 2008 Plan and the 2007 Employee Stock Purchase Plan (the “ESPP”), along with options granted outside of our equity compensation plans.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a )
Equity compensation plans approved by security holders	6,958,431	(1)	$2.12	239,845
Equity compensation plans not approved by security holders	1,471,800	(2)	$3.20	5,433

Total	8,430,231		$2.31	245,278

(1)	Consists of 1,217,193 shares of Common Stock underlying awards made pursuant to the 2002 Plan, 1,463,217 shares of Common Stock underlying awards made pursuant to the 2004 Plan and 4,278,021 shares of Common Stock underlying awards made pursuant to the 2008 Plan. The Board of Directors has delegated authority to the Compensation Committee to serve as administrator of the 2002 Plan, the 2004 Plan, the 2008 Plan and the ESPP.
(2)	Consists of 371,837 shares of Common Stock underlying awards made pursuant to the 2000 Plan and 1,099,963 shares of Common Stock underlying options awarded to J. Michael French, CEO and President, as an inducement to enter into his employment contract with us in June 2008. Under the 2000 Plan, we are authorized to grant non-qualified stock options to purchase a maximum of 1,000,000 shares of Common Stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) to our employees, officers, directors and consultants. The Board of Directors has delegated authority to the Compensation Committee to serve as administrator of the 2000 Plan. The Compensation Committee has discretion as to the persons to be granted options, the number of shares subject to the options and the vesting schedules of the options. The 2000 Plan also provides that options shall be exercisable during a period of no more than ten years from the date of grant, and that the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock on the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Approval for Related Party Transactions

Our Code of Business Conduct and Ethics requires that all employees, including officers and directors, disclose to the CFO the nature of any company business that is conducted with any related party of such employee, officer or director. If the transaction involves an officer or director, the CFO must bring the transaction to the attention of the Audit Committee, which must review and approve the transaction in writing in advance.

Independence of the Board of Directors

The Board of Directors has adopted NASDAQ’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the Board of Directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board of Directors has determined that a majority of the current members of the Board of Directors, namely James M. Karis, Daniel Peters, Gregory Sessler and Bruce R. Thaw, are independent directors within the meaning of such NASDAQ independence standards in terms of independence from management, such members constituting four (4) of the six (6) current members of the Board of Directors. In making these independence determinations, the Board of Directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP served as our independent registered public accounting firm for the years ended December 31, 2009 and December 31, 2008. Total fees billed to us by KPMG LLP for the years ended December 31, 2009 and 2008 were $310,338 and $329,850, respectively, and were comprised of the following:

Audit Fees. The aggregate fees billed for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the audit of our internal controls over financial reporting, (iii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iv) consents and comfort letters issued in connection with equity offerings and (v) services provided in connection with statutory and regulatory filings or engagements were $285,208 for the year ended December 31, 2009 and $309,655 for the year ended December 31, 2008.

Audit-Related Fees. We incurred $25,130 in audit-related fees in 2009 for the audit of our 401(k) plan for the year ended December 31, 2008. We incurred $20,195 in audit-related fees in 2008 for the audit of our 401(k) plan for the year ended December 31, 2007.

Tax Fees. We did not incur any fees for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2009 and December 31, 2008.

All Other Fees. We did not incur any such other fees for the years ended December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee has the sole authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm is engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved by the Audit Committee prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee has been granted the authority to pre-approve such services, provided that the estimated cost of such services on each such occasion does not exceed $15,000, and the Chairman of the Audit Committee reports for ratification such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Document

31.1+	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2010.

MDRNA, INC.

By:	/s/ J. MICHAEL FRENCH
Name:	J. Michael French
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL FRENCH J. Michael French	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/s/ PETER S. GARCIA Peter S. Garcia	Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2010

/s/ JAMES M. KARIS	Director	April 30, 2010
James M. Karis

/s/ DANIEL L. PETERS	Director	April 30, 2010
Daniel L. Peters

/s/ JAMES ROTHMAN, PH.D.	Director	April 30, 2010
James Rothman, Ph.D.

/s/ GREGORY SESSLER	Director	April 30, 2010
Gregory Sessler

/s/ BRUCE R. THAW	Director	April 30, 2010
Bruce R. Thaw

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith
++	Furnished herewith.