Form 10-Q
period 2010-03-31
MDRNA, Inc.
filed 2010-05-17
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 11, 2010	Common stock — $0.006 par value	48,886,483

MDRNA, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2009	March 31, 2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$748	$2,630
Restricted cash	998	1,156
Accounts receivable	211	127
Prepaid expenses and other current assets	700	426

Total current assets	2,657	4,339
Property and equipment, net	4,569	4,258
Other assets	3	—

Total assets	$7,229	$8,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,114	$2,139
Accrued payroll and employee benefits	913	702
Other accrued liabilities	1,361	1,754
Deferred revenue	—	126
Accrued restructuring — current portion	425	588
Notes payable, net of discount	317	—

Total current liabilities	5,130	5,309
Accrued restructuring, net of current portion	281	144
Deferred rent and other liabilities	1,461	1,453
Fair value liability for price adjustable warrants	7,243	11,214

Total liabilities	14,115	18,120

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 40,806,941 shares issued and outstanding as of December 31, 2009 and 48,881,483 shares issued and outstanding as of March 31, 2010	256,131	262,984
Accumulated deficit	(263,017)	(272,507)

Total stockholders’ deficit	(6,886)	(9,523)

Total liabilities and stockholders’ deficit	$7,229	$8,597

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(In thousands, except per share data)
License and other revenue	$14,151	$184

Operating expenses:
Research and development	4,116	3,599
Selling, general and administrative	2,107	2,559
Restructuring	133	26

Total operating expenses	6,356	6,184

Income (loss) from operations	7,795	(6,000)

Other income (expense):
Interest income	2	—
Interest and other expense	(143)	(780)
Change in fair value liability for price adjustable warrants	(1,027)	(2,710)
Gain on settlement of liabilities, net	654	—

Total other income (expense)	(514)	(3,490)

Net income (loss)	$7,281	$(9,490)

Net income (loss) per common share:
Basic and diluted	$0.23	$(0.20)

Shares used in computing net income (loss) per share — basic and diluted	32,243	47,328

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2010

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2009	40,806,941	$256,131	$(263,017)	$(6,886)
Proceeds from the issuance of common shares, net	5,385,557	804	—	804
Proceeds from the exercise of warrants	2,515,000	2,565	—	2,565
Reclassification of fair value liability for price adjustable warrants exercised	—	2,878	—	2,878
Proceeds from the exercise of options and employee stock purchase plan purchases	123,985	68	—	68
Shares issued in connection with settlement of liabilities	50,000	55	—	55
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	—	483	—	483
Net loss	—	—	(9,490)	(9,490)

Balance March 31, 2010	48,881,483	$262,984	$(272,507)	$(9,523)

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Operating activities:
Net income (loss)	$7,281	$(9,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash compensation (benefit) related to restricted stock, stock options and employee stock purchase plan	(4)	483
Depreciation and amortization	723	437
Non-cash amortization of discount on notes payable and debt issuance costs	—	770
Accretion of restructuring liability	68	26
Gain on disposition of property and equipment	(104)	—
Net gain on settlement of liabilities	(654)	—
Non-cash change in fair value of price adjustable warrants	1,027	2,710
Changes in assets and liabilities:
Accounts receivable	19	84
Inventories	6	—
Prepaid expenses and other assets	260	190
Accounts payable	(324)	80
Deferred revenue	(535)	126
Accrued expenses and deferred rent and other liabilities	(448)	174
Accrued restructuring	(134)	—

Net cash provided by (used in) operating activities	7,181	(4,410)

Investing activities:
Change in restricted cash	113	(158)
Purchases of property and equipment	—	(126)
Proceeds from sales of property and equipment	878	—

Net cash provided by (used in) investing activities	991	(284)

Financing activities:
Proceeds from sales of common shares and warrants, net	—	4,943
Proceeds from exercise of stock options, warrants and employee stock purchase plan purchases	—	2,633
Payments on note payable	(3,724)	(1,000)

Net cash provided by (used in) financing activities	(3,724)	6,576

Net increase in cash	4,448	1,882
Cash — beginning of year	1,084	748

Cash — end of period	$5,532	$2,630

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$5,547	$—

Issuance of common stock to settle liabilities	$982	$55

Supplemental disclosure:
Cash paid for interest	$70	$10

See notes to condensed consolidated financial statements

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2010 and 2009 (Unaudited)

Note 1 — Business, Going Concern and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 30 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, amino acid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused on bladder and liver cancer. With respect to collaborations and strategic partnerships, we are currently focused on our UsiRNA constructs, as well as our DiLA2 and peptide delivery technologies. Collaborations are expected to range from feasibility studies to the development of therapeutic candidates. We expect to collaborate with partners who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

On March 31, 2010, we entered into an Agreement and Plan of Merger (the “Cequent Merger Agreement”) with Cequent Pharmaceuticals, a privately-held Delaware corporation, which is developing novel products to deliver RNAi-based therapeutics. The combined company will have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition, the acquisition expands our oncology pipeline with a product for Familial Adenomatous Polyposis (FAP) — a genetic disorder that is a precursor to colon cancer — that will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). Consummation of the merger is subject to the satisfaction or waiver of customary closing conditions, including obtaining the requisite approval of our stockholders. Approval of the merger by Cequent’s stockholders was obtained on April 2, 2010. As a result of the proposed merger, Cequent will become our wholly-owned subsidiary.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had an accumulated deficit of approximately $272.5 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. In 2008, we suspended all research and clinical development of our intranasal programs and, as of September 30, 2008, incurred a restructuring charge to exit a facility which was used primarily for our intranasal activities. As of September 30, 2008, our accumulated deficit, which was primarily related to clinical development of our intranasal programs, was approximately $241.8 million. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $1.0 million and approximately $3.8 million in cash, including approximately $1.2 million in restricted cash. On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

things, Cequent shall extend to us one or more loans in the aggregate principal amount of up to $3.0 million to fund our operations prior to the proposed merger. We believe that our current resources, including the loans from Cequent pursuant to the Loan Agreement, will be sufficient to fund our planned operations into the third quarter of 2010.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2009 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, research and development costs, stock-based compensation, valuation of our warrants, impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Restricted Cash — Amounts pledged as collateral underlying letters of credit for facility lease deposits are classified as restricted cash. Changes in restricted cash have been presented as investing activities in the consolidated statements of cash flows.

Accrued Restructuring — We ceased using our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”) in 2008. We recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We based our estimated future payments on current rental rates available in the Bothell real estate market, and our evaluation of the ability to sublease the facility. Accrued restructuring, and in particular those charges associated with exiting a facility, are based upon management’s estimates of future payments. These estimates significantly impact the accrual and actual results may differ from our estimates. We review these estimates at least quarterly and when there are changes in facts or circumstances, and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 3 — Accrued Restructuring.

Fair Value of Financial Instruments — We consider the fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities. The carrying value of notes payable approximated fair value as interest rates represented current market rates.

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

For the three months ended March 31, 2010 and 2009 (Unaudited)

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

All of our financial assets subject to fair value measurement are valued determined by Level 1 inputs. We currently measure and report at fair value the liability for price adjustable warrants using the Black-Scholes-Merton valuation model, a Level 3 input. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Balance at March 31, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$11,214	—	—	$11,214

Total financial liabilities at fair value	$11,214	—	—	$11,214

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands):

Balance at December 31, 2009	$7,243
Reclassification of fair value of warrants exercised	(2,878)
Fair value of warrants issued	4,139
Change in fair value included in statement of operations	2,710

Balance at March 31, 2010	$11,214

Net Income (Loss) Per Common Share — Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded from the net income (loss) per share computations:

	Three months ended March 31, 2009	Three months ended March 31, 2010
Stock options outstanding	6,084,231	8,334,731
Unvested restricted stock	79,060	16,921
Warrants	4,819,791	12,533,472

Total	10,983,082	20,885,124

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Previously, we presented sales and marketing expenses separately from general and administrative expenses. These expenses were combined into selling, general and administrative expenses in 2010. In addition, product revenue and government grant revenue, which were previously presented separately, were combined with license and other revenue in 2010. The reclassifications had no effect on stockholders’ deficit, net loss, or net decrease in cash.

Recent Accounting Pronouncements — In April 2010, the Financial Accounting Standards Board issued guidance on applying the Milestone Method of Revenue Recognition to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the guidance, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This guidance will be applicable to us and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this accounting guidance will have a material effect on our consolidated financial statements.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2009	2010
Par Pharmaceuticals	—	49%
Undisclosed Partner #1	—	20%
Undisclosed Partner #2	—	16%
Novartis	52%	—
Roche	35%	—
Amylin	7%	—
QOL Medical, LLC	6%	—
Other	—	15%

Total	100%	100%

Note 3 — Accrued Restructuring

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, we have reduced our workforce and have taken other steps to reduce our cash expenditures. During 2008, we exited our facility at 3450 Monte Villa and recorded a restructuring liability, representing estimated future payments due under the lease and other costs and discounted using a credit-adjusted risk-free interest rate of 15%. In 2009, we entered into an amendment of our lease for the exited facility, which reduced our lease obligations by approximately $1.9 million, and we issued 1,500,000 shares of our common stock to the landlord. In addition, in 2009, the landlord leased approximately 37% of the exited facility, and in connection therewith, we entered into an amendment to our lease agreement which, among other things, terminated the lease with respect to this portion of the premises.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. In addition to the interest rate used, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates. As of March 31, 2010, the balance of our accrued restructuring liability is approximately $0.7 million. In the three months ended March 31, 2009 and 2010 we recorded restructuring charges representing accretion of the accrued restructuring liability and other facility-related costs in the amounts of $133,000 and $26,000, respectively, and we expect to incur approximately $0.3 million in accretion expense through the expiration of this lease in 2016.

Note 4 — Notes Payable

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) pursuant to which GECC converted the balance due under capital lease obligations, along with a lease termination fee and amounts payable for property taxes, to a promissory note in the amount of approximately $5.5 million at an interest rate of 12.3% per year. As a result of the capital lease termination and issuance of the note payable, we recorded a lease termination fee of approximately $0.2 million in the three months ended March 31, 2009, which was presented as a component of gain on settlement of liabilities, net. The loan was paid in full in June 2009 and the Loan Agreement terminated.

In December 2009 we entered into a Note and Warrant Purchase Agreement (the “Note Agreement”), pursuant to which we received $1 million cash and issued 12% secured promissory notes due February 1, 2010 in the aggregate principal amount of $1.0 million ( the “Notes”) and warrants to purchase up to 1,075,269 shares of our common stock. The warrants have an exercise price of $1.00 per share, which is subject to downward price adjustment, and are exercisable for five years. The Note Agreement contained certain customary representations, warranties and covenants, including that we would not declare or pay dividends. The Notes were collateralized by substantially all of our assets. In January 2010, we received net proceeds of approximately $4.9 million in a registered direct offering of 5,385,557 shares of common stock and 3,500,612 warrants. In January 2010, we paid the principal amount of the notes and accrued interest in full, the Note Agreement terminated, and the collateral was released.

In connection with the Note Agreement, we recorded debt issuance costs of approximately $0.1 million which were amortized as interest and other expense over the term of the notes. In addition, we recorded a discount on notes payable of approximately $0.9

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

million which represents the fair value of the warrants issued in connection with the notes payable, as determined utilizing the Black-Scholes-Merton valuation model with assumptions of expected life of five years, volatility rate of 117%, risk-free interest rate of 2.5% and dividend rate of nil. The discount on notes payable was reported net of related notes payable and amortized as interest expense over the term of the notes. The estimated fair value of the warrants was recorded as an increase in fair value liability for price adjustable warrants, which is revalued each balance sheet date. The following table reflects the activity in Notes payable and related discount for the three months ended March 31, 2010 (in thousands):

	Notes Payable	Discount	Notes Payable, net of Discount
Balance at December 31, 2009	$1,000	$(683)	$317
Amortization of discount to interest expense	—	683	683
Payments	(1,000)	—	(1,000)

Balance at March 31, 2010	$—	$—	$—

On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent shall extend to us one or more loans in the aggregate principal amount of up to $3.0 million to fund our operations prior to the proposed merger. On April 30, 2010, Cequent loaned us $1.0 million under the Loan Agreement. The loans are evidenced by a secured promissory note, issued by us to Cequent, which bears interest absent an event of default, at a rate of ten percent per annum. We shall repay the principal and interest of the loans in three equal consecutive monthly installments, commencing on August 15, 2010 and continuing on the 15th day of each month thereafter through and including October 15, 2010. Notwithstanding the foregoing, if the proposed merger is consummated prior to August 15, 2010, then, on the closing date of the merger, we shall not owe to any third party any obligations with respect to the loans, including, without limitation, the then outstanding principal balance of the loans and any interest then accrued but unpaid thereon. We may prepay the loan in whole or in part without premium or penalty.

We agreed in the Loan Agreement to issue to Cequent on or about the date of each loan a warrant to purchase shares of common stock, with each such warrant to be exercisable for a number of shares of common stock equal to sixty-five percent (65%) of the principal amount of the loan being made on such date divided by $1.1496. The loan warrants are only exercisable, for a five year term, if the merger is not consummated, other than by reason of Cequent’s material breach of the Cequent Merger Agreement, and we engage in a transaction that is similar to the proposed merger, prior to the one year anniversary of the termination of the Cequent Merger Agreement. Our obligations and the rights of Cequent under each loan warrant will be effective upon the issuance of such loan warrants and will survive payment of the loans and our other obligations to Cequent under the Loan Agreement and the documents related thereto, and the termination of the Loan Agreement. In April 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 565,414 shares of common stock at $1.1496 per share. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of this warrant was not a dilutive issuance.

Note 5 — Stockholders’ Equity

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

For the three months ended March 31, 2010 and 2009 (Unaudited)

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

In January 2010, we received net proceeds of approximately $4.9 million from an offering of units comprised of 5,385,577 shares of common stock together with warrants to purchase up to 3,500,612 shares of our common stock at a purchase price of $1.02125 per unit.

Warrants — In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock. In April 2008, we issued warrants to purchase 4,590,277 shares exercisable for seven years with an exercise price of $2.376 per share, warrants to purchase 1,377,084 shares exercisable for a 90 day period with an exercise price of $2.17 per share (which expired in January 2009) and warrants to purchase 229,514 shares exercisable for five years with an exercise price of $2.376 per share. In June 2009, we issued 5,250,000 warrants exercisable for the five-year period beginning in December 2009 with an exercise price of $2.38 per share. In December 2009, we issued warrants to purchase 1,075,269 shares exercisable for five years with an exercise price of $1.02 per share. In January 2010, we issued warrants to purchase 3,500,612 shares of common stock exercisable for five years with an exercise price of $1.00 per share.

The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. The April 2008 warrants also require a corresponding adjustment of the number of shares of common stock that may be acquired such that the total consideration payable remains unchanged upon full exercise regardless of a downward adjustment in the exercise price. In connection with our June 2009 offering, we agreed to seek shareholder approval, at our next annual shareholders’ meeting, to amend the April 2008 warrant agreements to allow the warrants to be repriced below the $2.17 price floor upon dilutive issuances subsequent to such shareholder approval. The June 2009 offering was specifically excluded by the April 2008 warrant holders from triggering any potential anti-dilution provisions of the April 2008 warrants.

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

In January 2010, we issued warrants to purchase 3,500,612 shares of common stock at $1.00 per share. The warrants are exercisable until January 19, 2015 and the warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, limited to a price floor of $0.94 per share. We also agreed to seek shareholder approval, at our next annual shareholders’ meeting, to remove the price floor of $0.94 per share. In addition, as a result of the January 2010 issuance of the warrants at $1.00 per share, 3,825,269 warrants previously outstanding that were issued in June 2009 and December 2009 were repriced to $1.00 per share.

In the three months ended March 31, 2010, warrants to purchase 2,515,000 shares were exercised, pursuant to which we received cash proceeds of approximately $2.6 million and issued 2,515,000 shares of our common stock.

The following summarizes warrant activity during the three months ended March 31, 2010.

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2009	11,547,860	$1.54
Warrants issued	3,500,612	1.00
Warrants exercised	(2,515,000)	1.02

Warrants outstanding, March 31, 2010	12,533,472	$1.49

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

In April 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 565,414 shares of common stock at $1.1496 per share. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of this warrant was not a dilutive issuance. The loan warrants are only exercisable, for a five year term, if the merger is not consummated, other than by reason of Cequent’s material breach of the Cequent Merger Agreement, and we engage in a transaction that is similar to the proposed merger prior to the one year anniversary of the termination of the Cequent Merger Agreement.

Note 6 — Stock Incentive Plans

At March 31, 2010, options to purchase up to 8,334,731 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 16,921 shares of our common stock were outstanding under our 2004 Plan and 265,778 shares were available for future grants or awards under our various stock incentive plans.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of March 31, 2010 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following table summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended March 31,
	2009	2010
Stock-based compensation:
Research and development	$(79)	$184
Selling, general and administrative	75	299

Total	$(4)	$483

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods, based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key employees).

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 1,099,963 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant.

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2009	8,430,231	$2.31
Options granted	4,500	0.95
Options exercised	(75,000)	0.29
Options expired	(25,000)	2.14
Options forfeited or cancelled	—	—

Outstanding at March 31, 2010	8,334,731	$2.33	7.2 years	$390

Exercisable at March 31, 2010	4,978,944	$2.63	6.1 years	$354

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

The per-share fair value of stock-options granted was approximately $0.22 and $0.80 in the three months ended March 31, 2009 and 2010, respectively, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2009	2010
Expected dividend yield	0%	0%
Risk free interest rate	3.8%	3.0%
Expected stock volatility	95%	111%
Expected option life	5.5 years	6.0 years

As of March 31, 2010, we had approximately $1.9 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.5 years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2010 is based on the $1.10 closing market price of our common stock on that date, and is calculated by aggregating the difference between $1.10 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $1.10. No options were exercised during the three-month period ended March 31, 2009 and 75,000 options were exercised in the three month period ended March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $0.1 million. Stock-based compensation expense is recorded net of forfeitures based on historical experience. We recorded stock-based compensation expense related to the amortization of stock options of approximately $41,000 and $0.4 million in the three-month periods ended March 31, 2009 and March 31, 2010, respectively. The total fair value of options that vested during the months ended March 31, 2009 and March 31, 2010 was approximately $0.3 million and $0.2 million, respectively.

Non-Employee Option Grants — In the second quarter of 2009 we granted stock options to non-employee members of our Scientific Advisory Board. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. We recognized expense of approximately $42,000 in the three months ended March 31, 2010, relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such restricted stock on the grant date. There were no restricted stock awards granted during the three-month periods ending March 31, 2009 or 2010. Additional information on restricted shares is as follows:

Unvested restricted shares outstanding, December 31, 2009	22,019
Restricted shares granted	—
Restricted shares forfeited	—
Restricted shares vested	(5,098)

Unvested restricted shares outstanding, March 31, 2010	16,921

Weighted average grant date fair value per share	$9.64

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $45,000 at March 31, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 0.4 years.

Stock-based compensation recorded related to the amortization of restricted stock grants was a benefit of approximately $53,000 in the three months ended March 31, 2009, and expense of approximately $43,000 in the three months ended March 31, 2010. The benefit in the 2009 period was due to forfeitures. The fair value of restricted stock vested during the three-month periods ended March 31, 2009 and 2010 was approximately $100,000 and $27,000.

Employee Stock Purchase Plan — A total of 300,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 183,434 have been issued as of March 31, 2010. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $8,000 and $17,000 in the three months ended March 31, 2009 and March 31, 2010, respectively.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

Note 7 — Contractual Agreements

Roche — In February 2009, we entered into an agreement with Hoffman-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of a one-time non-refundable licensing fee of $5 million, which was recognized as license fee revenue in the three months ended March 31, 2009.

Novartis — In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive license to our DiLA2 -based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue in the three months ended March 31, 2009. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform. This exclusive period expired in 2009. Approximately $0.1 million was recognized as license fee revenue in the three months ended March 31, 2009 under this separate agreement.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the US covering a targeting peptide for preferential delivery to lung tissues that was identified by MDRNA using the Trp Cage Library. The patent issued in April 2010. We believe Trp Cage will identify additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use.

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

Valeant Pharmaceuticals. In March 2010, we acquired intellectual property related to conformationally restricted nucleotides (CRN) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee due in equal portions in April and July 2010. Under the agreement, Valeant is entitled to receive additional milestone fees, earn-outs and other payments based upon future progress of the development of a therapeutic product and future commercial sales.

Intranasal related

Amylin Pharmaceuticals, Inc. — In February 2009 we received a milestone payment, in the amount of $1.0 million, which was recognized as license fee revenue, from Amylin Pharmaceuticals, Inc. (“Amylin”) under our 2006 Development and License Agreement, as amended, for the development of intranasal exenatide (the “License Agreement”). The License Agreement was amended in 2009 to provide for the accelerated $1.0 million milestone payment, and to adjust the aggregate amount of milestone and royalty payments that could be due to us from $89 million to $80 million. We are no longer responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture.

MDRNA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

Par Pharmaceutical — In 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin, including our ANDA for generic calcitonin-salmon nasal spray, inventories, tooling and equipment, and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two building leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and are entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. In the three months ended March 31, 2009, we recognized a gain of approximately $0.1 million on the asset sale to Par which is included as an offset to research and development expense. In the three months ended March 31, 2010 we recognized approximately $0.1 million in revenue relating to earn-out payments based on commercial sales of calcitonin.

Thiakis Limited (“Thiakis”) — In 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in 2008 related to the estimated obligations under this license agreement at December 31, 2008. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay $1.1 million, payable in quarterly amounts commencing April 2009 and ending April 2010. The difference between $1.1 million and the amount originally estimated was recorded as reduction of expense in 2009. In February 2010, we amended the payment schedule for the final two payments totaling $450,000 such that $50,000 was paid in February 2010, $200,000 was paid in April 2010 and a final payment in the amount of $210,000 is due to be paid on or before May 31, 2010. The final payment includes $10,000 representing interest.

Other

QOL Medical LLC — In October 2005, we entered into a supply agreement with QOL (the “QOL Agreement”) under which, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. Under the terms of the QOL Agreement we received a $2.0 million upfront fee, which was being recognized ratably over the five-year life of the QOL Agreement. In connection with the Asset Purchase Agreement with Par Pharmaceutical which we entered into in March 2009, the QOL Agreement was terminated. We recognized approximately $0.7 million in deferred revenue related to the Supply Agreement in the three months ended March 31, 2009 and approximately $0.1 million in revenue related to a cancellation fee for cancellation of a planned production batch.

Note 8 — Income Taxes

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the change in valuation allowance.

Note 9 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016. In connection with the terms of our lease of our Bothell, Washington facility at 3830 Monte Villa Parkway, we have provided our landlord with a stand-by letter of credit.

In March 2009, we entered into an amendment of our lease for 3450 Monte Villa, pursuant to which we have no lease payment obligations until July 2010, which reduced our lease obligations by approximately $1.9 million until July 2010. Under terms of the amendment, we released both a cash deposit of approximately $0.3 million and restricted cash under a letter of credit of approximately $1.0 million to the landlord and issued 1,500,000 shares of our common stock to the landlord. In addition, in July 2009 the landlord leased approximately 37% of the exited facility, and in connection therewith, we entered into an amendment to our lease agreement which, among other things, terminated the lease with respect to this portion of the premises.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Subsequent Events

As further described in Note 4, on April 30, 2010, Cequent loaned us $1.0 million under the Loan Agreement and in connection therewith, we issued a warrant to purchase 565,414 shares of common stock at $1.1496 per share.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors; and (vi) the failure of the stockholders of MDRNA to approve the proposed merger with Cequent, the failure of either party to meet any of the other conditions to closing the merger, contractual restrictions on the conduct of our business included in the merger agreement, and any impact on our relationships with third parties as a result of the announcement of the proposed merger. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 30 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, amino acid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming a single integrated drug discovery platform. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platform. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused on bladder and liver cancer. With respect to collaborations and strategic partnerships, we are currently focused on our UsiRNA constructs, as well as our DiLA2 and peptide delivery technologies. Collaborations are expected to range from feasibility studies to the development of therapeutic candidates. We expect to collaborate with partners who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

On March 31, 2010, we entered an Agreement and Plan of Merger (the “Cequent Merger Agreement”) with Cequent Pharmaceuticals, a privately-held Delaware corporation, which is developing novel products to deliver RNAi-based therapeutics. The combined company will have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition, the acquisition expands our oncology pipeline with a product for Familial Adenomatous Polyposis (FAP) — a genetic disorder that is a precursor to colon cancer — that will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). Consummation of the merger is subject to the satisfaction or waiver of customary closing conditions, including obtaining the requisite approval of our stockholders. The approval of Cequent’s stockholders was obtained on April 2, 2010. As a result of the proposed merger, Cequent will become our wholly-owned subsidiary.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of May 4, 2010, we owned or controlled 17 issued or allowed patent, 41 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery into an industry-leading RNAi drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies. Because of our collaborations and other agreements, we recognized revenue of approximately $14.2 million and $0.2 million in the quarters ended March 31, 2009 and 2010, respectively.

Cash Position, Going Concern and Recent Financings

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and negative cash flows from operations, and have an accumulated deficit (approximately $272.5 million at March 31, 2010) and expect to incur losses in the future as we continue our research and development (“R&D”) activities. The Report of Independent Registered Public Accounting Firm included in our Annual Report as of December 31, 2009 stated that these conditions raise substantial doubt about our ability to continue as a going concern. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

At March 31, 2010 we had a working capital deficit (current assets less current liabilities) of $1.0 million and approximately $3.8 million in cash, including approximately $1.2 million in restricted cash. On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent shall extend to us one or more loans in the aggregate principal amount of up to $3.0 million to fund our operations prior to the proposed merger. On April 30, 2010, Cequent loaned us $1.0 million under the Loan Agreement. We believe that our current resources, including the loans from Cequent, will be sufficient to fund our planned operations into the third quarter of 2010.

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

Cash flows

Our operating activities used cash of approximately $4.4 million in the quarter ended March 31, 2010, compared to generating cash of approximately $7.2 million in the quarter ended March 31, 2009. In the quarter ended March 31, 2010, cash used in operating activities related primarily to funding our net loss, partially offset by changes in the liability for fair value of price adjustable warrants, stock-based compensation, depreciation and amortization as well as changes in deferred revenue, accounts payable and accrued liabilities. In the quarter ended March 31, 2009, cash generated from operating activities related primarily to amounts received under our license agreements offset by funding operating expenses and changes in the liability for fair value of price adjustable warrants. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities used cash of approximately $0.3 million in the quarter ended March 31, 2010, compared to providing cash of approximately $1.0 million in the quarter ended March 31, 2009. Changes in cash from investing activities result from changes in restricted cash, and sales and purchases of property and equipment. In 2010 cash used in investing activities was primarily the result of changes in restricted cash, and purchases of property and equipment. In 2009 cash provided by investing activities was primarily the result of sales of property and equipment.

Our financing activities provided cash of approximately $6.6 million in the quarter ended March 31, 2010 compared to using cash of approximately $3.7 million in the quarter ended March 31, 2009. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of equipment financing facilities and notes payable and proceeds from exercises of stock options and warrants. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds were used to pay off notes payable in January 2010. We also received proceeds of approximately $2.6 million from the exercise of warrants during the first quarter of 2010. In the quarter ended March 31, 2009, our financing activities consisted of paying down our note payable with GECC by approximately $3.7 million.

Recent Financing Activities

On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent shall extend to us one or more loans in the aggregate principal amount of up to $3.0 million to fund our operations prior to the proposed merger. On April 30, 2010, Cequent loaned us $1.0 million under the Loan Agreement. The loans are evidenced by a secured promissory note, issued by us to Cequent, which bears interest absent an event of default, at a rate of ten percent per annum. We shall repay the principal and interest of the loans in three equal consecutive monthly installments, commencing on August 15, 2010 and continuing on the 15th day of each month thereafter through and including October 15, 2010. Notwithstanding the foregoing, if the proposed merger is consummated prior to August 15, 2010, then, on the closing date of the merger, we shall not owe to any third party any obligations with respect to the loans, including, without limitation, the then outstanding principal balance of the loans and any interest then accrued but unpaid thereon.

We agreed in the Loan Agreement to issue to Cequent on or about the date of each loan a warrant to purchase shares of common stock, with each such warrant to be exercisable for a number of shares of common stock equal to sixty-five percent (65%) of the principal amount of the loan being made on such date divided by $1.1496. The loan warrants are only exercisable, for a five year term, if the proposed merger is not consummated, other than by reason of Cequent’s material breach of the Cequent Merger Agreement, and we engage in a transaction that is similar to the proposed merger prior to the one year anniversary of the termination of the Cequent Merger Agreement. Our obligations and the rights of Cequent under each loan warrant will be effective upon the issuance of such loan warrants and will survive payment of the loans and our other obligations to Cequent under the Loan Agreement and the documents related thereto, and the termination of the Loan Agreement. In April 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 565,414 shares of common stock at $1.1496 per share. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of this warrant was not a dilutive issuance.

Summary

We believe that our current resources are sufficient to fund our planned operations into the third quarter of 2010. We based our estimate on the receipt of planned funding and our ability to perform planned R&D activities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interests of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended March 31,		Change
	2009	2010	$	%
License and other revenue	$14,151	$184	$(13,967)	(99)%

Operating expenses
Research and development	4,116	3,599	(517)	(13)%
Selling, general and administrative	2,107	2,559	452	21%
Restructuring	133	26	(107)	(80)%

Total operating expenses	6,356	6,184	(172)	(3)%
Interest income	2	—	(2)	(100)%
Interest and other expense	(143)	(780)	(637)	445%
Change in fair value liability for price adjustable warrants	(1,027)	(2,710)	(1,683)	164%
Gain on settlement of liabilities, net	654	—	(654)	(100)%

Net income (loss)	7,281	(9,490)	(16,771)	(230)%

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2010

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2009	2010
Par Pharmaceuticals	—	49%
Undisclosed Partner #1	—	20%
Undisclosed Partner #2	—	16%
Novartis	52%	—
Roche	35%	—
Amylin	7%	—
QOL Medical, LLC	6%	—
Other	—	15%

Total	100%	100%

License and other revenue. License and other revenue decreased in the quarter ended March 31, 2010 to approximately $0.2 million compared to approximately $14.2 million in the prior year quarter. In the quarter ended March 31, 2009 license and other revenue was primarily from licensing our RNAi platforms including revenue of approximately $7.3 million from Novartis and $5.0 million from Roche as well as a $1.0 million milestone payment received from Amylin, recognition of approximately $0.7 million in deferred revenue under the QOL agreement and revenue recognized under the asset purchase agreement with Par. In the quarter ended March 31, 2010 we recognized revenue of approximately $0.1 million as earn-out payments for commercial sales of calcitonin and we recognized approximately $0.1 million in services revenue under other agreements.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the quarter ended March 31, 2010 decreased compared to the 2009 period, due to the following:

•

Personnel-related expenses increased by 6% to approximately $1.5 million in the quarter ended March 31, 2010 compared to approximately $1.4 million in the quarter ended March 31, 2009 due to an increase in accrued expenses for incentive compensation and recruiting expenses.

•

Costs of pre-clinical studies, lab supplies, consulting, and outside testing and services increased by 182% to approximately $0.5 million in the quarter ended March 31, 2010 compared to approximately $0.2 million in the quarter ended March 31, 2009 as we advanced our programs for RNAi therapeutics.

•

Patent license fees were approximately $0.5 million in the quarter ended March 31, 2010 compared $1.5 million in the prior year period. The 2009 period included approximately $0.9 million in license fees paid in connection with a license agreement that we terminated.

•

Facilities and equipment costs decreased by 19% to approximately $0.9 million in the quarter ended March 31, 2010 compared to approximately $1.1 million in the quarter ended March 31, 2009 due to a decrease in rent and related expenses as a result of facilities consolidation and a decrease in depreciation of equipment and related maintenance and calibration costs as a result of the sale or retirement of excess equipment. Depreciation expense included in R&D in the quarter ended March 31, 2010 was approximately $0.4 million, compared with approximately $0.6 million in the quarter ended March 31, 2009.

•

Stock-based compensation included in R&D expense was approximately $0.2 million in the quarter ended March 31, 2010 compared to a benefit of approximately $0.1 million in the quarter ended March 31, 2009. The benefit in the prior year period was due to the accounting impact of forfeitures of stock options and restricted stock awards.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended March 31,
	2009	2010
RNAi Projects	95%	100%
Legacy Intranasal Projects	5%	—%

Total	100%	100%

We expect our R&D expenses to increase in 2010 as we advance our programs for RNAi therapeutics. Our current strategy is focused on entering into collaborations with third parties to participate in the development and, ultimately the commercialization of our RNAi technology.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs increased in the quarter ended March 31, 2010 compared to the prior year quarter due to the following:

•

Personnel-related expenses increased by 19% to approximately $0.6 million in the quarter ended March 31, 2010 compared to approximately $0.5 million in the quarter ended March 31, 2009 due to an increase in accrued expenses for incentive compensation.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 30% to approximately $0.9 million in the quarter ended March 31, 2010 compared to approximately $1.2 million in the quarter ended March 31, 2009, due primarily to cost containment efforts.

•

Included in selling, general and administrative expense in the quarter ended March 31, 2010 is approximately $0.6 million in transaction costs incurred in connection with the proposed merger with Cequent. Transaction costs are expensed as incurred and no merger-related transaction costs were incurred in the same period in 2009.

•

Facilities and equipment costs decreased by 38% to approximately $0.2 million in the quarter ended March 31, 2010 compared to approximately $0.3 million in the quarter ended March 31, 2009 due to a decrease in rent and related expenses as a result of facilities consolidation.

•

Stock-based compensation included in selling, general and administrative expense was approximately $0.3 million in the quarter ended March 31, 2010 compared to $0.1 million in the quarter ended March 31, 2009. The increase from the prior year period was due primarily to the accounting impact in 2009 of forfeitures of stock options and restricted stock awards.

We expect general and administrative expenses to increase in 2010 due to additional transaction expenses expected to be incurred in connection with the proposed merger with Cequent.

Restructuring. Restructuring expense decreased to approximately $26,000 in the quarter ended March 31, 2010 compared to $133,000 in the same period of 2009 due to lower accretion expense as a result of a decrease in the accrued restructuring liability over the prior year period and due to a decrease in other facility-related charges.

Interest income. The decrease in interest income in the quarter ended March 31, 2010 compared to the same period in 2009 was primarily due to lower average interest rates earned on our cash and restricted cash.

Interest and other expense. We incurred interest expense on our notes payable and, in 2009, on our capital lease obligations. Interest and other expense was approximately $0.8 million in the quarter ended March 31, 2010 compared to $0.1 million in the same period of 2009. Although the average borrowings were lower in 2010, the 2010 expense amount increased over the prior year period due to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with the 2009 notes payable, which were recorded as debt discount. We expect interest and other expense to continue to increase in 2010 as a result the Loan Agreement with Cequent.

Change in fair value liability for price adjustable warrants. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable warrants. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants was a net expense of approximately $2.7 million in the quarter ended March 31, 2010, compared to a net expense of approximately $1.0 million in the same period of 2009. The increase in expense for the quarter ended March 31, 2010 compared to the 2009 period is due primarily to an increase in the number of warrants outstanding for the 2010 period.

Gain on settlement of liabilities, net. In the three months ended March 31, 2009 we recorded a net gain on settlement of liabilities of approximately $0.7 million. This included a gain of approximately $0.7 million relating to the amendment of our agreement regarding severance obligations with our former Chief Scientific Officer. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at approximately $0.4 million to eight of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement with GECC and subsequent refinance of the amounts due under our Loan and Security Agreement with GECC. We did not record any gains or losses on settlement of liabilities in 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2010, we issued to one of our vendors an aggregate of 50,000 shares of our common stock to settle outstanding amounts due to such vendors in the amount of $55,000 in total. The shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 17, 2010.

MDRNA, INC.

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