Form 10-Q
period 2010-06-30
Marina Biotech, Inc.
filed 2010-08-12
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

Commission File Number 000-13789

MARINA BIOTECH, INC.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
August 12, 2010	Common stock — $0.006 par value	23,527,492

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2009	June 30, 2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$748	$1,074
Restricted cash	998	1,157
Accounts receivable	211	110
Prepaid expenses and other current assets	700	364

Total current assets	2,657	2,705
Property and equipment, net	4,569	3,899
Other assets	3	9

Total assets	$7,229	$6,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,114	$2,679
Accrued payroll and employee benefits	913	1,039
Other accrued liabilities	1,361	1,519
Deferred revenue	—	67
Accrued restructuring — current portion	425	992
Notes payable, net of discount	317	2,005

Total current liabilities	5,130	8,301
Accrued restructuring, net of current portion	281	—
Deferred rent and other liabilities	1,461	1,430
Fair value liability for price adjustable warrants	7,243	10,078

Total liabilities	14,115	19,809

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 10,201,735 shares issued and outstanding as of December 31, 2009 and 12,225,370 shares issued and outstanding as of June 30, 2010	256,131	263,412
Accumulated deficit	(263,017)	(276,608)

Total stockholders’ deficit	(6,886)	(13,196)

Total liabilities and stockholders’ deficit	$7,229	$6,613

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands, except per share data)
License and other revenue	$309	$193	$14,460	$377
Operating expenses:
Research and development	4,340	3,837	8,456	7,436
Selling, general and administrative	2,251	2,248	4,358	4,807
Restructuring	178	260	311	286

Total operating expenses	6,769	6,345	13,125	12,529

Income (loss) from operations	(6,460)	(6,152)	1,335	(12,152)

Other income (expense):
Interest income	1	—	3	—
Interest and other expense	(168)	(544)	(311)	(1,324)
Change in fair value liability for price adjustable warrants	(905)	2,595	(1,932)	(115)
Gain on settlement of liabilities, net	—	—	654	—

Total other income (expense)	(1,072)	2,051	(1,586)	(1,439)

Net loss	$(7,532)	$(4,101)	$(251)	$(13,591)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.84)	$(0.34)	$(0.03)	$(1.13)

Shares used in computing net loss per share — basic and diluted	8,991	12,219	8,528	12,027

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2010

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
	(In thousands, except share data)
Balance December 31, 2009	10,201,735	$256,131	$(263,017)	$(6,886)
Proceeds from the issuance of common shares, net	1,346,389	804	—	804
Proceeds from the exercise of warrants	628,750	2,565	—	2,565
Reclassification of fair value liability for price adjustable warrants exercised	—	2,878	—	2,878
Proceeds from the exercise of options and employee stock purchase plan purchases	35,996	74	—	74
Shares issued in connection with settlement of liabilities	12,500	55	—	55
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	—	905	—	905
Net loss	—	—	(13,591)	(13,591)

Balance June 30, 2010	12,225,370	$263,412	$(276,608)	$(13,196)

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2010
	(In thousands)
Operating activities:
Net loss	$(251)	$(13,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation (benefit) related to restricted stock, stock options and employee stock purchase plan	(21)	905
Depreciation and amortization	1,333	828
Non-cash amortization of discount on notes payable and debt issuance costs	—	1,277
Non-cash restructuring charge	—	232
Accretion of restructuring liability	122	54
Loss on disposition of property and equipment	68	—
Net gain on settlement of liabilities	(654)	—
Non-cash change in fair value of price adjustable warrants	1,932	115
Changes in assets and liabilities:
Accounts receivable	(28)	101
Prepaid expenses and other assets	586	200
Accounts payable	(234)	620
Deferred revenue	(718)	67
Accrued expenses and deferred rent and other liabilities	54	253
Accrued restructuring	(1,249)	—

Net cash provided by (used in) operating activities	940	(8,939)

Investing activities:
Change in restricted cash	817	(159)
Purchases of property and equipment	(8)	(158)
Proceeds from sales of property and equipment	1,156	—

Net cash provided by (used in) investing activities	1,965	(317)

Financing activities:
Proceeds from sales of common shares and warrants, net	9,332	4,943
Proceeds from exercise of stock options, warrants and employee stock purchase plan purchases	152	2,639
Borrowings on notes payable	—	3,000
Payments on notes payable	(5,547)	(1,000)

Net cash provided by financing activities	3,937	9,582

Net increase in cash	6,842	326
Cash — beginning of year	1,084	748

Cash — end of period	$7,926	$1,074

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$5,128	$—

Issuance of common stock to settle liabilities	$1,982	$55

Supplemental disclosure:
Cash paid for interest	$311	$10

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

Note 1 — Recent Developments, Business, Going Concern and Summary of Significant Accounting Policies

Recent Developments

On July 21, 2010, we consummated the acquisition of Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company that was engaged in the development of novel products to deliver RNAi-based therapeutics. We completed the transaction pursuant to terms and conditions of an Agreement and Plan of Merger, dated as of March 31, 2010, by and among our company, Cequent, Calais Acquisition Corp. and a representative of the stockholders of Cequent (the “Merger Agreement”) by the issuance of approximately 9.9 million shares of our common stock in exchange for all outstanding equity securities of Cequent. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010. As a result of the merger, Cequent is now our wholly owned subsidiary. As approved by vote of our stockholders, our company name changed to Marina Biotech, Inc. We are still in the process of obtaining information about facts and circumstances that existed as of the acquisition date, including updated appraisal information for assets acquired, most significantly identifiable intangible assets, and preparing supporting documentation and computations with respect to acquisition accounting for the merger, such as stock-based awards assumed in the merger, identifying information regarding income taxes, and other assets and liabilities. As a result, the initial accounting for the business combination is incomplete. Additional information with respect to the business combination will be reported in our future financial statements that include the period of the acquisition.

Additionally, after the close of trading on July 21, 2010, we effected a one-for-four reverse stock split of our outstanding common stock. The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

Business

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 40 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, microbiology, amino acid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs, short hairpin RNAs (shRNAs) and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications. We have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming multiple drug discovery platforms. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that may emerge from that platform, we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platforms. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused in oncology and specifically in Familial Adenomatous Polyposis (a genetic disorder that is a precursor to colon cancer), bladder cancer and liver cancer. The Familial Adenomatous Polyposis compound will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). With respect to collaborations and strategic partnerships, we are currently focused on our tauRNAi platform (proprietary UsiRNA constructs and DiLA2 delivery technology) as well as peptide delivery technologies. Collaborations are expected to range from feasibility studies to the development of therapeutic candidates. We expect to collaborate with partners who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery to create multiple industry-leading RNAi drug discovery platforms, which are protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies and an IND filed with the FDA.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, we had an accumulated deficit of approximately $276.6 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. In 2008, we suspended all research and clinical development of our intranasal programs and, as of September 30, 2008, incurred a restructuring charge to exit a facility which was used primarily for our intranasal activities. As of September 30, 2008, our accumulated deficit, which was primarily related to clinical development of our intranasal programs, was approximately $241.8 million. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans. In connection with the Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us loans in the aggregate principal amount of $3.0 million to fund our operations prior to the merger.

At June 30, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $5.6 million and approximately $2.2 million in cash, including approximately $1.2 million in restricted cash. On July 21, 2010, Cequent raised approximately $5.0 million through the sale of shares of its preferred stock, which shares were converted into shares of our common stock upon consummation of the acquisition. We believe that our current resources, including the approximately $5.0 million raised by Cequent prior to the merger, which funds are now available to us, will be sufficient to fund our planned operations into the fourth quarter of 2010.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors. On August 2, 2010, we filed a universal shelf registration statement with the SEC. When the universal shelf registration statement is declared effective by the SEC, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional cash when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2009 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, research and development costs, stock-based compensation, valuation of warrants, impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Restricted Cash — Amounts pledged as collateral underlying letters of credit for facility lease deposits are classified as restricted cash. Changes in restricted cash have been presented as investing activities in the consolidated statements of cash flows.

Accrued Restructuring — We ceased using one of our two leased facilities in Bothell, Washington (“the exited facility”) in 2008. We recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We based our estimated future payments on current rental rates available in the Bothell real estate market, and our evaluation of the ability to sublease the facility. Accrued restructuring, and in particular those charges associated with exiting a facility, are based upon management’s estimates of future payments. These estimates significantly impact the accrual and actual results may differ from our estimates. We review these estimates at least quarterly and when there are changes in facts or circumstances, and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 3 — Accrued Restructuring.

Fair Value of Financial Instruments — We consider the fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities. The carrying value of notes payable approximated fair value as interest rates represented current market rates.

We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

All of our financial assets subject to fair value measurement are valued determined by Level 1 inputs. We currently measure and report at fair value the liability for price adjustable warrants using the Black-Scholes-Merton valuation model, as adjusted for down-round protection, a Level 3 input. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Balance at June 30, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$10,078	—	—	$10,078

Total financial liabilities at fair value	$10,078	—	—	$10,078

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2009	$7,243	$6.16	$3.24	116%	5.3	2.8%
Reclassification upon exercise of warrants	(2,878)	$4.08	$5.56	110%	4.9	2.6%
Fair value of warrants issued	5,598	$4.20	$5.11	118%	5.0	2.4%
Change in fair value included in statement of operations	115	—	—	—	—	—

Balance at June 30, 2010	$10,078	$5.79	$3.60	122%	4.8	1.7%

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded from net loss per share computations for periods ended June 30:

	2009	2010
Stock options outstanding	1,956,932	2,035,252
Unvested restricted stock	14,366	2,865
Warrants	2,504,947	3,557,447

Total	4,476,245	5,595,564

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform with current year presentations. Previously, we presented sales and marketing expenses separately from general and administrative expenses. These expenses were combined into selling, general and administrative expenses in 2010. In addition, product revenue and government grant revenue, which were previously presented separately, were combined with license and other revenue in 2010. The reclassifications had no effect on stockholders’ deficit, net loss, or net change in cash.

Note 2 — Concentration of Credit Risk and Significant Customers

We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Par Pharmaceuticals	39%	57%	1%	53%
Undisclosed Partner #1	—	—	—	10%
Undisclosed Partner #2	—	—	—	8%
Pfizer	—	13%	—	6%
Novartis	60%	—	52%	—
Roche	—	—	34%	—
Amylin	—	—	7%	—
QOL Medical, LLC	—	—	6%	—
Other	1%	30%	—	23%

Total	100%	100%	100%	100%

Note 3 — Accrued Restructuring

Since late 2007, we have restructured our operations to focus on our RNAi programs. As part of the restructuring, in 2007 and 2008 we reduced workforce by eliminating positions related to our former intranasal delivery business and took other steps to reduce our cash expenditures. In addition, during 2008, we exited one of our facilities and recorded a restructuring liability, representing estimated future payments due under the lease and other costs and discounted using a credit-adjusted risk-free interest rate of 15%. In 2009, we entered into an amendment of our lease for the exited facility, which reduced our lease obligations by approximately $1.9 million, and we issued 375,000 shares of our common stock to the landlord. In addition, in 2009, the landlord leased approximately 37% of the exited facility, and in connection therewith, we entered into an amendment to our lease agreement which, among other things, terminated the lease with respect to this portion of the premises.

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. We currently measure and report at fair value the accrued restructuring liability using Level 3 inputs, which are inputs for which little or no market data exists, are developed using estimates and assumptions developed by us, and reflect those that a market participant would use. In addition to the interest rate used, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates. As of June 30, 2010, the balance of our accrued restructuring liability is approximately $1.0 million. In the three and six months ended June 30, 2010 we recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs in the amounts of $0.3 million and $0.3 million, respectively. In the three and six months ended June 30, 2009 we recorded restructuring charges representing accretion of the accrued restructuring liability and other facility-related costs in the amounts of $54,000 and $122,000, respectively. We expect to incur approximately $0.1 million in additional accretion expense through the expiration of this lease in 2016.

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

In December 2009 we entered into a Note and Warrant Purchase Agreement (the “Note Agreement”), pursuant to which we received $1 million cash and issued 12% secured promissory notes due February 1, 2010 in the aggregate principal amount of $1.0 million ( the “Notes”) and warrants to purchase up to 268,819 shares of our common stock. The warrants have an exercise price of $4.00 per share, which is subject to downward price adjustment, and are exercisable for five years. The Note Agreement contained certain customary representations, warranties and covenants, including that we would not declare or pay dividends. The Notes were collateralized by substantially all of our assets. In January 2010, we received net proceeds of approximately $4.9 million in a registered direct offering of 1,346,389 shares of common stock and 875,155 warrants. In January 2010, we paid the principal amount of the notes and accrued interest in full, the Note Agreement terminated, and the collateral was released.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

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

Concurrent with the execution of the Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us loans in the aggregate principal amount of $3.0 million to fund our operations prior to the merger. In each of April, May and June 2010, Cequent loaned us $1.0 million under the Loan Agreement. The loans were evidenced by a secured promissory note, issued by us to Cequent, which bears interest , at a rate of ten percent per annum. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the then outstanding principal balance of the loans and all interest then accrued but unpaid thereon was forgiven in full.

Pursuant to the Loan Agreement we issued to Cequent a warrant to purchase shares of common stock, with each such warrant to be exercisable for a number of shares of common stock equal to sixty-five percent (65%) of the principal amount of the loan being made on such date divided by $4.598. In each of April, May and June 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 141,354 shares of common stock at $4.598 per share, for a total of 424,062 shares. The loan warrants are exercisable, for a five year term, only if the merger is not consummated. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of these warrants was not a dilutive issuance. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the warrants terminated.

The following table presents the activity in Notes payable and related discount for the six months ended June 30, 2010 (in thousands):

	Notes Payable	Discount	Notes Payable, net
Balance at December 31, 2009	$1,000	$(683)	$317
Payments	(1,000)	—	(1,000)
Issuance of notes payable and warrants	3,000	(1,459)	1,541
Amortization of discount to interest expense	—	1,147	1,147

Balance at June 30, 2010	$3,000	$(995)	$2,005

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

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for one one-thousandth of a share of Series A preferred stock. In March 2010 we amended the Stockholder Rights Agreement to extend the expiration date of the preferred share purchase rights from March 17, 2010 to March 17, 2013, and this amendment was approved by our shareholders on July 21, 2010. Initially, 10,000 Series A Junior Participating Preferred shares were authorized, which has been increased to 90,000 shares.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

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

In January 2010, we received net proceeds of approximately $4.9 million from an offering of units comprised of 1,346,389 shares of common stock together with warrants to purchase up to 875,155 shares of our common stock at a purchase price of $4.085 per unit.

On July 21, 2010, in connection with our acquisition of Cequent Pharmaceuticals, we issued an aggregate of 9,882,853 shares of Common Stock to the stockholders of Cequent in exchange for all of the shares of Cequent common and preferred stock that were issued and outstanding immediately prior to the Merger. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010.

On August 2, 2010, we filed a universal shelf registration statement with the SEC. When the universal shelf registration statement is declared effective by the SEC, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities.

Warrants — In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock. In April 2008, we issued warrants to purchase 1,147,571 shares exercisable for seven years with an exercise price of $9.504 per share, warrants to purchase 344,271 shares exercisable for a 90 day period with an exercise price of $8.68 per share (which expired in January 2009) and warrants to purchase 57,379 shares exercisable for five years with an exercise price of $9.504 per share. In June 2009, we issued 1,312,500 warrants exercisable for the five-year period beginning in December 2009 with an exercise price of $9.52 per share. In December 2009, we issued warrants to purchase 268,819 shares exercisable for five years with an exercise price of $4.08 per share. In January 2010, we issued warrants to purchase 875,155 shares of common stock exercisable for five years with an exercise price of $4.00 per share.

The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. The April 2008 warrants also require a corresponding adjustment of the number of shares of common stock that may be acquired such that the total consideration payable remains unchanged upon full exercise regardless of a downward adjustment in the exercise price. The June 2009 offering was specifically excluded by the April 2008 warrant holders from triggering any potential anti-dilution provisions of the April 2008 warrants. In addition, in connection with our June 2009 offering, we agreed to seek shareholder approval, to amend the April 2008 warrant agreements to allow the warrants to be repriced below the $8.68 price floor upon dilutive issuances subsequent to such shareholder approval. At the July 21, 2010 annual shareholders’ meeting, a proposal to amend the April 2008 warrants to remove the $8.68 floor was not approved by shareholders and therefore effective that date the April 2008 warrants are no longer subject to further price adjustments and there can be no further adjustment to the number of warrant shares.

In December 2009, in connection with the issuance of notes payable, we issued warrants to purchase 268,819 shares of common stock. The issuance of these warrants was a dilutive issuance and in accordance with the terms of the warrant agreements, the April 2008 warrants were repriced to $8.68 per share and warrants to purchase an additional 113,211 shares at $8.68 per share were issued, and the June 2009 warrants were repriced to $4.08 per share. The June 2009 warrants are subject to additional repricings upon future dilutive issuances. The December 2009 warrants are subject to additional repricings upon future dilutive issuances until December 31, 2010.

In January 2010, we issued warrants to purchase 875,155 shares of common stock at $4.00 per share. The warrants are exercisable until January 19, 2015 and the warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, limited to a price floor of $3.76 per share. We agreed to seek shareholder approval to remove the price floor of $3.76 per share. At the July 21, 2010 annual shareholders’ meeting, a proposal to amend the January 2010 warrants to remove the $3.76 floor was not approved by shareholders. As a result of the January 2010 issuance of the warrants at $4.00 per share, 956,310 warrants previously outstanding that were issued in June 2009 and December 2009 were repriced to $4.00 per share.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

In each of April, May and June 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 141,354 shares of common stock at $4.5984 per share, for a total of 424,062 shares. On July 21, 2010 the merger was consummated and the warrants issued to Cequent terminated.

In the six months ended June 30, 2010, warrants to purchase 628,750 shares were exercised, pursuant to which we received cash proceeds of approximately $2.6 million and issued 628,750 shares of our common stock.

The following summarizes warrant activity during the six months ended June 30, 2010:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2009	2,886,980	$6.16
Warrants issued	875,155	4.00
Warrants issued to Cequent	424,062	4.60
Warrants exercised	(628,750)	4.08

Warrants outstanding, June 30, 2010	3,557,447	$5.79

Note 6 — Stock Incentive Plans

At June 30, 2010, options to purchase up to 2,035,252 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 2,865 shares of our common stock were outstanding under our 2004 Plan and 110,063 shares were available for future grants or awards under our various stock incentive plans. At our July 21, 2010 annual shareholders’ meeting, our shareholders approved the addition of one million shares to our 2008 stock incentive plan.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of June 30, 2010 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following table summarizes stock-based compensation expense (benefit) (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2010	2009	2010
Stock-based compensation:
Research and development	$(200)	$161	$(279)	$345
Selling, general and administrative	183	261	258	560

Total stock-based compensation	$(17)	$422	$(21)	$905

Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting periods, based on the fair value on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key employees).

Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plans to certain employees, at prices at or above the fair market value on the date of grant. In addition, in June 2008, we granted 274,990 options to our Chief Executive Officer, outside of our stock-based incentive plans as an employment inducement grant.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2009	2,107,502	$9.25
Options granted	1,875	4.33
Options exercised	(23,750)	1.16
Options expired	(50,375)	43.76
Options forfeited or cancelled	—	—

Outstanding at June 30, 2010	2,035,252	$8.48	6.9 years	$262

Exercisable at June 30, 2010	1,451,813	$8.64	6.2 years	$253

The per-share fair value of stock options granted was approximately $4.84 and $3.64 in the three and six months ended June 30, 2009, respectively, and $4.34. and $3.66 in the three and six months ended June 30, 2010, respectively, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.6%	2.8%	2.3%	2.9%
Expected stock volatility	106%	113%	103%	112%
Expected option life	5.9 years	6.0 years	5.8 years	6.0 years

As of June 30, 2010, we had approximately $1.5 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.5 years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2010 is based on the $3.60 closing market price of our common stock on that date, and is calculated by aggregating the difference between $3.60 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $3.60. In the three-and six month periods ended June 30, 2009, 3,750 options were exercised and in the three and six month periods ended June 30, 2010, 5,000 and 23,750 options were exercised. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was approximately $10,000. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $16,000 and $71,000, respectively. Stock-based compensation expense is recorded net of forfeitures based on historical experience. We recorded stock-based compensation expense related to the amortization of stock options of approximately $0.4 million and $0.4 million in the three and six months ended June 30, 2009, respectively. We recorded stock-based compensation expense related to the amortization of stock options of approximately $0.4 million and $0.8 million in the three and six months ended June 30, 2010, respectively. The total fair value of options that vested during the three and six months ended June 30, 2009 was approximately $1.0 million and $1.3 million, respectively. The total fair value of options that vested during the three and six months ended June 30, 2010 was approximately $1.0 million and $1.2 million, respectively.

Non-Employee Option Grants — In the second quarter of 2009 we granted stock options to non-employee members of our Scientific Advisory Board. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. We recognized expense of approximately $20,000 and $62,000, respectively, in the three and six months ended June 30, 2010, relating to options granted to non-employee members of our Scientific Advisory Board.

Restricted Stock Awards — Pursuant to restricted stock awards granted under our 2004 Stock Incentive Plan, we have issued shares of restricted stock to certain employees and members of our Board. Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such restricted stock on the grant date. There were no restricted stock awards granted during 2009 or 2010. Additional information on restricted shares is as follows:

Unvested restricted shares outstanding, December 31, 2009	5,504
Restricted shares vested	(2,639)

Unvested restricted shares outstanding, June 30, 2010	2,865

Weighted average grant date fair value per share	$34.51

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $10,000 at June 30, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 0.2 years.

Stock-based compensation recorded related to the amortization of restricted stock grants was a benefit of approximately $416,000 and $469,000 in the three and six months ended June 30, 2009, respectively, and expense of approximately $39,000 and $82,000 in the three and six months ended June 30, 2010, respectively. The benefits in the 2009 periods were due to forfeitures. The fair value of restricted stock vested during the three and six month periods ended June 30, 2009 was approximately $0.2 million and $0.3 million and the fair value of restricted stock vested during the three and six month periods ended June 30, 2010 was approximately $0.1 million and $0.1 million, respectively.

Employee Stock Purchase Plan — As of June 30, 2010, a total of 75,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 45,843 have been issued to date. At our July 21, 2010 annual shareholders’ meeting, our shareholders approved the addition of 75,000 shares to the plan. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $14,000 and $22,000 in the three and six months ended June 30, 2009, respectively, and approximately $21,000 and $38,000 in the three and six months ended June 30, 2010, respectively.

Note 7 — Contractual Agreements

Roche — In February 2009, we entered into an agreement with F. Hoffmann-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, irrevocable, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of the payment of a one-time, non-refundable licensing fee of $5.0 million. No additional royalties are payable to us under the agreement. The agreement will expire on a country-by-country basis upon the expiration date of the last to expire of the licensed patents in such country. Either party may terminate the agreement for material breach by the other party (subject to a 30-day cure period), or upon certain events involving the bankruptcy or insolvency of the other party. We believe this agreement represents strong third-party validation of the siRNA construct aspect of our RNAi drug discovery platform.

Novartis — In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up license, with the right to grant sublicenses, to our DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue in the six months ended June 30, 2009. Novartis may terminate this agreement immediately upon written notice to us. We believe this agreement represents strong third-party validation of the siRNA delivery aspect of our RNAi drug discovery platform. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform. This exclusive period expired in 2009. Approximately $0.3 million was recognized as license fee revenue in the six months ended June 30, 2009 under this separate agreement.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for Novosom’s SMARTICLES® liposomal-based delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UsiRNA therapeutics. We issued an aggregate of 1,419,487 shares of our common stock to Novosom as consideration for the acquired assets. The shares had an aggregate value equal to approximately $5,000,000, with each share being valued at $3.5224, which is the volume weighted average price of our common stock for the ten (10) trading days ending July 16, 2010 (as adjusted for the 1-for-4 reverse stock split effected on July 21, 2010).

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

We agreed to prepare and file with the SEC, on the earlier of (i) five (5) business days following the effective date (such date, the “Initial Effectiveness Date”) of the initial registration statement on Form S-3 (the “Initial Registration Statement”) that we file pursuant to that certain Registration Rights Agreement, dated as of July 21, 2010, by and among our company and the stockholders of Cequent signatory thereto, and (ii) December 27, 2010, a registration statement on Form S-3 covering the resale of all of the shares issued to Novosom . We agreed to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC no later than sixty (60) days following the Initial Effectiveness Date (which period shall be extended to ninety (90) days if the SEC reviews the Registration Statement), and to cause a total of 31,250 of the shares issued to Novosom to be included in the Initial Registration Statement.

University of Michigan — In May 2008, we entered into an exclusive license agreement to IP from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance mRNA knockdown. Together with the DiLA2 technology, these delivery peptides may improve the therapeutic potential of our drug candidates. In connection with the agreement, we paid a license issue fee of $120,000, which was paid in full in three equal installments. An additional fee of $25,000 is payable annually and creditable against royalty payments.

Subject to the meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make product development milestone payments of up to $425,000 in the aggregate for each product developed under a licensed patent under this agreement. As of June 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The royalty payment required to be made by us to the University of Michigan under this agreement is a percentage of net sales in the low single digits.

This agreement will terminate on the expiration date of the last to expire patent licensed under the agreement, which expiration date is in 2019. Under the agreement, we agreed to use diligent and commercially reasonable efforts to exploit the patent rights and bring licensed products to market. If we fail to meet certain research and development milestones, the University of Michigan may terminate the agreement subject to a thirty day cure period. In addition, the University of Michigan may terminate this license upon written notice if the first commercial sale of a product does not occur on or before May 2017. We may terminate this agreement at any time upon ninety days written notice. We sublicensed the IP under this agreement to Novartis on a nonexclusive basis in March 2009, at which time we paid an additional one–time fee of $362,500 to the University of Michigan, which eliminated the obligation to pay the University of Michigan any future royalties or milestones with respect to the Novartis sublicense. This fee was included in research and development expense.

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the US covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe Trp Cage will identify additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. In 2010 we extended the term of the agreement and it will now terminate in June 2012. Either party may terminate the agreement for material breach by the other party, subject to a 30-day cure period.

Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of June 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

Ribotask ApS. In June 2009, we announced the revision of the agreement established in October 2008, at which time we had acquired the intellectual property related to Unlocked Nucleobase Analogs (UNA) from Ribotask ApS, a privately held Danish company. The amended agreement eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology. Our UsiRNA construct has been verified in multiple cell and in vivo models to be highly potent and efficacious for RNAi. Substitution of UNA within siRNA, creating the UsiRNA construct, has been shown to provide greater target specificity. We believe this proprietary construct provides unique advantages for RNAi-based therapeutics and is an essential part of our business strategy and ultimate success.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

In June 2010, we expanded our previous agreement with RiboTask for exclusive rights to the development of UsiRNA-based therapeutics to now include the development of UNA-based diagnostics. In connection with this amendment, we agreed to pay Ribotask $750,000 in three equal payments in each of October 2010, January 2011 and April 2011. There are no milestone or royalty payments due under the agreement.

Under the October 2008 agreement we made payments to Ribotask totaling $500,000. We sublicensed the IP under this agreement to Roche on a nonexclusive basis in February 2009, at which time we paid an additional $250,000 to Ribotask, which eliminated the obligation to pay Ribotask any future royalties or milestones with respect to the Roche sublicense. In connection with the June 2009 amendment, we issued 151,515 shares of our common stock valued at approximately $1.0 million to Ribotask ApS and agreed to pay $1.0 million in four installments of $250,000 each due at various intervals through July 2010.

In connection with our agreements, as amended, we granted Ribotask a royalty-bearing, world-wide exclusive license to use the assigned patents to develop and sell products intended solely for use as reagents or for testing. The royalty rates to be paid to us by Ribotask are in the low single digits and to date we have not recognized any revenue under this agreement, as amended.

With the newly acquired exclusive rights to UNA technology combined with the previously acquired exclusive rights to Conformationally Restricted Nucleotide (CRN) technology for both therapeutics and diagnostics, we have established one of the few intellectual property portfolios supporting a nucleic acid-based personalized medicine platform with the ability to pursue proprietary nucleic acid-based therapeutics and diagnostics.

University of British Columbia. In November 2009, we expanded and extended a previous agreement established in 2008 with University of British Columbia/Vancouver Prostate Centre (VPC) in the area of bladder cancer. The VPC is a National Centre for Excellence for translational research and this agreement provides us access to cutting-edge bladder cancer models and evaluation techniques and interactions with world-renowned researchers and clinicians. Data derived from studies conducted under this agreement have already demonstrated the potency of UsiRNAs and DiLA2-based delivery for inhibition of target mRNA and reduction in tumor growth. The focus of the expanded agreement will be the evaluation of additional critical targets in bladder cancer and the therapeutic impact on tumor biology and growth. The research agreement requires that we make payments for work completed under an agreed work plan. Through June 30, 2010, we have recognized approximately $0.2 million as research and development expense under this agreement. The agreement may be terminated by either party with ninety days written notice. Unless earlier terminated, the contract period terminates October 31, 2010.

Valeant Pharmaceuticals. In March 2010, we acquired intellectual property related to conformationally restricted nucleotides (CRN) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million due in equal portions in April and July 2010, which were included in research and development expense in the six months ended June 30, 2010 and as of August 12, 2010 have been paid in full. Subject to meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of June 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs in the low single digits based upon future commercial sales and earn-outs in the low double digits based upon future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million dollars prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any Valid Claim in such country. We may terminate the agreement upon 30 days notice, or upon 10 days notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

Intranasal related

Amylin Pharmaceuticals, Inc. — In January 2009 we amended our 2006 License Agreement with Amylin Pharmaceuticals, Inc. for the development of intranasal exenatide. The License Agreement, as amended, provides for an accelerated $1.0 million milestone payment to us in January 2009, a reduction in the aggregate amount of milestone

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

payments that could be due to us from $89 million to $80 million, and a reduction in the royalty rate payable upon commercial sales of a product to the low single digits. Additionally, as a result of the amendment, we are no longer responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture. Either party may terminate the agreement for breach of any material provision of the agreement upon sixty days notice of the breach and subject to a sixty day cure period. Amylin may also terminate the agreement upon ninety days written notice.

Par Pharmaceutical — In 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin, including our ANDA for generic calcitonin-salmon nasal spray, inventories, tooling and equipment, and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two building leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and are entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. We recognized a gain of approximately $0.1 million on the asset sale to Par which is included as an offset to research and development expense in the six months ended June 30, 2009. In addition, in the six months ended June 30, 2009 we recognized approximately $0.1 million in revenue for services provided under the Asset Purchase Agreement. In the three and six months ended June 30, 2010 we recognized approximately $0.1 million and $0.2 million, respectively, in revenue relating to earn-out payments based on commercial sales of calcitonin.

Thiakis Limited (“Thiakis”) — In 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in 2008 related to the estimated obligations under this license agreement at December 31, 2008. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay $1.1 million, payable in quarterly amounts commencing April 2009 and ending April 2010. The difference between $1.1 million and the amount originally estimated was recorded as reduction of expense in the six months ended June 30, 2009. In February 2010, we amended the payment schedule for the final two payments totaling $450,000 such that $50,000 was paid in February 2010, $200,000 was paid in April 2010 and a final payment in the amount of $210,000 was paid in June 2010. The final payment included $10,000 representing interest.

Other

QOL Medical LLC — In October 2005, we entered into a supply agreement with QOL (the “QOL Agreement”) under which, subject to certain limitations, we are obligated to manufacture and supply, and QOL is obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. Under the terms of the QOL Agreement we received a $2.0 million upfront fee, which was being recognized ratably over the five-year life of the QOL Agreement. In connection with the Asset Purchase Agreement with Par Pharmaceutical which we entered into in March 2009, the QOL Agreement was terminated. We recognized approximately $0.7 million in deferred revenue related to the Supply Agreement in the six months ended June 30, 2009.

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

In March 2009, we entered into an amendment of our lease for an exited facility, pursuant to which we have no lease payment obligations until July 2010, which reduced our lease obligations by approximately $1.9 million. Under terms of the amendment, we released both a cash deposit of approximately $0.3 million and restricted cash under a letter of credit of approximately $1.0 million to the landlord and issued 375,000 shares of our common stock to the landlord. In addition, in

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

July 2009 the landlord leased approximately 37% of the exited facility, and in connection therewith, we entered into an amendment to our lease agreement which, among other things, terminated the lease with respect to this portion of the premises.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Subsequent Events

As further described in Note 1, on July 21, 2010, we effected a one-for-four reverse stock split of our common stock.

As further described in Note 1 and Note 6, on July 21, 2010 we consummated the acquisition of Cequent, and we issued 9,882,853 unregistered shares of our common stock and assumed all of the outstanding stock options and warrants of Cequent in connection therewith.

As further described in Note 4, on July 21, 2010, the $3.0 million notes payable to Cequent Pharmaceuticals plus accrued interest thereon was forgiven and the warrants issued in connection with the notes payable terminated.

As further described in Note 7, on July 27, 2010 we entered into an agreement with Novosom pursuant to which we acquired the intellectual property related to Novosom’s SMARTICLES® liposomal-based delivery system. We issued an aggregate of 1,419,487 unregistered shares of our common stock, valued at approximately $5,000,000, to Novosom as consideration for the acquired assets.

As further described in Note 6, on August 2, 2010, we filed a $50.0 million universal shelf registration statement with the SEC, which has not yet been declared effective.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 40 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, microbiology, amino acid, oligonucleotide and peptide chemistry, pharmacology and bioinformatics necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs, short hairpin RNAs (shRNAs) and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, and the filing of Investigational New Drug Applications.

On July 21, 2010, we consummated the acquisition of Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company that was engaged in the development of novel products to deliver RNAi-based therapeutics. We completed the transaction by the issuance of approximately 9.9 million shares of our common stock in exchange for all outstanding equity securities of Cequent. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010. As a result of the merger, Cequent is now our wholly owned subsidiary.

We have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming multiple drug discovery platforms. In order to protect our innovations, which encompass a broad platform of both siRNA and delivery technologies, and the eventual drug products that may emerge from that platform we will aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) validate our drug discovery platforms. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused in oncology and specifically in Familial Adenomatous Polyposis (a genetic disorder that is a precursor to colon cancer), bladder cancer and liver cancer. The Familial Adenomatous Polyposis compound will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). With respect to collaborations and strategic partnerships, we are currently focused on our tauRNAi platform (proprietary UsiRNA constructs and DiLA2 delivery technology) as well as peptide delivery technologies. Collaborations are expected to range from feasibility studies to the development of therapeutic candidates. We expect to collaborate with partners who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of August 2, 2010, we owned or controlled 61 issued or allowed patents, and 56 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery to create multiple industry-leading RNAi drug discovery platforms, which are protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies and an IND filed with the FDA. Because of our collaborations and other agreements, we recognized revenue of approximately $14.5 million and $0.4 million in the six months ended June 30, 2009 and 2010, respectively.

Cash Position, Going Concern and Recent Financings

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and negative cash flows from operations, and have an accumulated deficit (approximately $276.6 million at June 30, 2010) and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

At June 30, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $5.6 million and approximately $2.2 million in cash, including approximately $1.2 million in restricted cash. On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us loans in the aggregate principal amount of $3.0 million to fund our operations prior to the proposed merger. On July 21, 2010, we consummated the merger with Cequent, and as a result the loans of $3.0 million plus accrued interest were forgiven and the warrants to purchase our common stock which were issued to Cequent in connection with the Loan Agreement were cancelled. Cequent raised approximately $5.0 million through the sale of shares of its preferred stock on July 21, 2010, which shares were converted into shares of our common stock at effective time of the merger. As a result of the merger, Cequent is now our wholly owned subsidiary. We believe that our current resources, including the approximately $5.0 million raised by Cequent prior to the consummation of the merger, which funds are now available to us, will be sufficient to fund our planned operations into the fourth quarter of 2010.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors. The volatility in our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional capital when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report as of December 31, 2009 stated that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Cash flows

Our operating activities used cash of approximately $8.9 million in the six months ended June 30, 2010, compared to generating cash of approximately $0.9 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, cash used in operating activities related primarily to funding our net loss, partially offset by non-cash amortization of discount on notes payable, changes in the liability for fair value of price adjustable warrants, stock-based compensation, depreciation and amortization as well as changes in deferred revenue, accounts payable and accrued liabilities. In the six months ended June 30, 2009, cash generated from operating activities related primarily to amounts received under our license agreements offset by funding operating expenses. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities used cash of approximately $0.3 million in the six months ended June 30, 2010, compared to providing cash of approximately $2.0 million in the six months ended June 30, 2009. Changes in cash from investing activities result from changes in restricted cash, and sales and purchases of property and equipment. In 2010 cash used in investing activities was primarily the result of changes in restricted cash, and purchases of property and equipment and changes in restricted cash. In 2009 cash provided by investing activities was primarily the result of sales of property and equipment.

Our financing activities provided cash of approximately $9.6 million in the six months ended June 30, 2010 compared to providing cash of approximately $3.9 million in the six months ended June 30, 2009. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of equipment financing facilities and notes payable and proceeds from exercises of stock options and warrants. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds were used to pay off notes payable in January 2010. We borrowed $3.0 million from Cequent to fund our operations prior to the merger and received proceeds of approximately $2.6 million from the exercise of warrants during the first half of 2010. In the six months ended June 30, 2009, we raised net proceeds of approximately $9.3 million through an offering of shares of common stock and warrants to purchase common stock, and paid off our note payable with GECC which used cash of approximately $5.5 million.

Recent Financing Activities

On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us three loans in the aggregate principal amount of $3.0 million to fund our operations prior to the proposed merger. On each of April 30, 2010, May 31, 2010 and June 30, 2010 Cequent loaned us $1.0 million under the Loan Agreement. The loans are evidenced by a secured promissory note, issued by us to Cequent, which bears interest absent an event of default, at a rate of ten percent per annum. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the then outstanding principal balance of the loans and all interest accrued thereon was forgiven in full.

We agreed in the Loan Agreement to issue to Cequent on or about the date of each loan a warrant to purchase shares of common stock, with each such warrant to be exercisable for a number of shares of common stock equal to sixty-five percent (65%) of the principal amount of the loan being made on such date divided by $4.598. In each of April, May and June 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 141,354 shares of common stock at $4.598 per share, for a total of 424,062 shares. The loan warrants are only exercisable, for a five year term, if the merger is not consummated, other than by reason of Cequent’s material breach of the Cequent Merger Agreement, and we engage in a transaction that is similar to the proposed merger, prior to the one year anniversary of the termination of the Cequent Merger Agreement. Our obligations and the rights of Cequent under each loan warrant will be effective upon the issuance of such loan warrants and will survive payment of the loans and our other obligations to Cequent under the Loan Agreement and the documents related thereto, and the termination of the Loan Agreement. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of these warrants was not a dilutive issuance. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the warrants were cancelled. Cequent raised approximately $5.0 million through the sale of shares of its preferred stock on July 21, 2010, which shares were converted into shares of our common stock at the effective time of the merger.

On August 2, 2010, we filed a universal shelf registration statement with the SEC. When the universal shelf registration statement is declared effective by the SEC, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities.

Summary

We believe that our current resources are sufficient to fund our planned operations into the fourth quarter of 2010. We based our estimate on the receipt of planned funding and our ability to perform planned R&D activities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interests of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs.

Consolidated Results of Operations

Comparison of Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Revenue
License and other revenue	$309	$193	$(116)	(38)%	$14,460	$377	$(14,083)	(97)%
Operating expenses
Research and development	4,340	3,837	(503)	(12)%	8,456	7,436	(1,020)	(12)%
Selling, general and administrative	2,251	2,248	(3)	—%	4,358	4,807	449	10%
Restructuring	178	260	82	46%	311	286	(25)	(8)%

Total operating expenses	6,769	6,345	(424)	(6)%	13,125	12,529	(596)	(5)%
Interest income	1	—	(1)	(100)%	3	—	(3)	(100)%
Interest and other expense	(168)	(544)	(376)	224%	(311)	(1,324)	(1,013)	326%
Change in fair value liability for price adjustable warrants	(905)	2,595	(3,500)	(387)%	(1,932)	(115)	1,817	(94)%
Gain on settlement of liabilities, net	—	—	—	—%	654	—	(654)	(100%)

Net loss	$(7,532)	$(4,101)	$3,431	(46)%	$(251)	$(13,591)	$(13,340)	5,315%

Comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2010

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Par Pharmaceuticals	39%	57%	1%	53%
Undisclosed Partner #1	—	—	—	10%
Undisclosed Partner #2	—	—	—	8%
Pfizer	—	13%	—	6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Novartis	60%	—	52%	—
Roche	—	—	34%	—
Amylin	—	—	7%	—
QOL Medical, LLC	—	—	6%	—
Other	1%	30%	—	23%

Total	100%	100%	100%	100%

License and other revenue. License and other revenue decreased in the three and six months ended June 30, 2010 to approximately $0.2 million and $0.4 million compared to approximately $0.3 million and $14.5 million in the prior year periods. In the six months ended June 30, 2009 license and other revenue was primarily from licensing our RNAi platforms, including revenue of approximately $7.3 million from Novartis and $5.0 million from Roche as well as a $1.0 million milestone payment received from Amylin, recognition of approximately $0.7 million in deferred revenue under the QOL agreement and revenue recognized under the asset purchase agreement with Par. In the three months ended June 30, 2010 we recognized revenue of approximately $0.1 million as earn-out payments for commercial sales of calcitonin and we recognized approximately $0.1 million in services revenue under other agreements. In the six months ended June 30, 2010 we recognized revenue of approximately $0.2 million as earn-out payments for commercial sales of calcitonin and we recognized approximately $0.2 million in services revenue under other agreements.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2010 decreased compared to the prior year periods, due to the following:

•

Personnel-related expenses increased by 31% and 17% to approximately $1.4 million and $2.9 million in the three and six months ended June 30, 2010 compared to approximately $1.1 million and $2.5 million in the three and six months ended June 30, 2009 due to an increase in accrued expenses for incentive compensation and recruiting expenses.

•

Costs of pre-clinical studies, lab supplies, consulting, and outside testing and services increased by 28% and 68% to approximately $0.7 million and $1.2 million in the three and six months ended June 30, 2010 compared to approximately $0.5 million and $0.7 million in the three and six months ended June 30, 2009 as we advanced our programs for RNAi therapeutics.

•

Patent license fees were approximately $0.8 million and $1.3 million in the three and six months ended June 30, 2010 compared $2.0 million and $3.5 million in the prior year periods. The 2009 periods included approximately $2.0 million in license fees incurred in connection with an amendment to the agreement with Ribotask which eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology.

•

Facilities and equipment costs decreased by 8% and 14% to approximately $0.8 million and $1.7 million in the three and six months ended June 30, 2010 compared to approximately $0.9 million and $2.0 million in the three and six months ended June 30, 2009 due to a decrease in rent and related expenses as a result of facilities consolidation and a decrease in depreciation of equipment and related maintenance and calibration costs as a result of the sale or retirement of excess equipment. Depreciation expense included in facilities and equipment costs in the three and six months ended June 30, 2010 was approximately $0.3 million and $0.6 million, compared with approximately $0.4 million and $0.9 million in the three and six months ended June 30, 2009.

•

Stock-based compensation included in R&D expense was approximately $0.2 million and $0.3 million in the three and six months ended June 30, 2010 compared to a benefit of approximately $0.2 million and $0.3 million in the three and six months ended June 30, 2009. The benefits in the prior year periods were due to the accounting impact of forfeitures of stock options and restricted stock awards.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
RNAi Projects	94%	100%	95%	100%
Legacy Intranasal Projects	6%	—%	5%	—%

Total	100%	100%	100%	100%

We expect our R&D expenses to increase for the remainder of 2010 as we advance our programs for RNAi therapeutics. Our current strategy is focused on entering into collaborations with third parties to participate in the development and, ultimately the commercialization of our RNAi technology.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs increased in the quarter ended June 30, 2010 compared to the prior year quarter due to the following:

•

Personnel-related expenses increased by 7% and 13% to approximately $0.7 million and $1.3 million in the three and six months ended June 30, 2010 compared to approximately $0.6 million and $1.2 million in the three and six months ended June 30, 2009 due to an increase in accrued expenses for incentive compensation, offset by a decrease in recruiting expenses.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 12% and 22% to approximately $0.9 million and $1.8 million in the three and six months ended June 30, 2010 compared to approximately $1.1 million and $2.3 million in the three and six months ended June 30, 2009, due primarily to cost containment efforts.

•

Included in selling, general and administrative expense in the three and six months ended June 30, 2010 are approximately $0.2 million and $0.8 million in transaction costs incurred in connection with our acquisition of Cequent. Transaction costs are expensed as incurred and no merger-related transaction costs were incurred in the same period in 2009.

•

Facilities and equipment costs decreased by 61% and 51% to approximately $0.1 million and $0.3 million in the three and six months ended June 30, 2010 compared to approximately $0.4 million and $0.6 million in the three and six months ended June 30, 2009 due to a decrease in rent and related expenses as a result of facilities consolidation.

•

Stock-based compensation included in selling, general and administrative expense was approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2010 compared to $0.2 million and $0.3 million in the three and six months ended June 30, 2009. The increase from the prior year period was due primarily to the accounting impact in 2009 of forfeitures of stock options and restricted stock awards.

We expect selling, general and administrative expenses to increase for the remainder of 2010 due to additional transaction expenses expected to be incurred in connection with the merger with Cequent.

Restructuring . Restructuring expense was approximately $0.3 million and $0.3 million in the three and six months ended June 30, 2010 compared to $0.2 million and $0.3 million in the same periods of 2009 to reflect our current assumptions used to calculate the accrued restructuring liability for future net payments to be made on the lease for our exited facility based on current sublease rental conditions.

Interest income. The decrease in interest income in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to lower average interest rates earned on our cash and restricted cash.

Interest and other expense. We incurred interest expense on our notes payable and, in 2009, on our capital lease obligations. Interest and other expense was approximately $0.5 million and $1.3 million in the three and six months ended June 30, 2010 compared to $0.2 million and $0.3 million in the same periods of 2009. Although the average borrowings were lower in 2010, the 2010 expense amount increased over the prior year period due to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with the notes payable, which were recorded as debt discount. In July 2010 we acquired Cequent and accordingly our $3.0 million in notes payable to Cequent was forgiven along with accrued interest thereon. We expect interest and other expense to decrease for the remainder of 2010 as a result of the forgiveness of the notes payable to Cequent.

Change in fair value liability for price adjustable warrants. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable warrants. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants was a net gain of approximately $2.6 million and a net expense of $115,000 in the three and six months ended June 30, 2010, compared to a net expense of approximately $0.9 million and a net expense of $1.9 million in the same periods of 2009. The net gain for the quarter ended June 30, 2010 is primarily due to a decrease in our stock price from $4.40 per share as of the beginning of quarter compared to $3.60 per share as of June 30, 2010. The net expense for the six months ended June 30, 2010 is primarily due to an increase in our stock price from $3.24 per share as of the beginning of the period compared to $3.60 per share as of June 30, 2010. The net expense for the quarter ended June 30, 2009 is due primarily to an increase in our stock price from $2.40 per share as of the beginning of the quarter to $5.52 per share as of June 30, 2009. The net expense for the six months ended June 30, 2009 is due primarily to an increase in our stock price from $1.36 per share as of the beginning of the quarter to $5.52 per share as of June 30, 2009.

Gain on settlement of liabilities, net. In the six months ended June 30, 2009 we recorded a net gain on settlement of liabilities of approximately $0.7 million. This included a gain of approximately $0.7 million relating to the amendment of our agreement regarding severance obligations with our former Chief Scientific Officer. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at approximately $0.4 million to eight of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement with GECC and subsequent refinance of the amounts due under our Loan and Security Agreement with GECC. We did not record any gains or losses on settlement of liabilities in 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 12, 2010.

MARINA BIOTECH, INC.

By:	/S/ J. MICHAEL FRENCH
J. Michael French President and Chief Executive Officer

By:	/S/ PETER S. GARCIA
Peter S. Garcia Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Patent Assignment and License Agreement, dated May 21, 2008, by and between Ribotask ApS and the Registrant. (1)

10.2	Amendment No. 1, dated October 9, 2008, to the Patent Assignment and License Agreement by and between Ribotask ApS and the Registrant. (1)

10.3	Amendment No. 2, dated June 18, 2009, to the Patent Assignment and License Agreement by and between Ribotask ApS and the Registrant. (1)

10.4	Amendment No. 3, dated June 4, 2010, to the Patent Assignment and License Agreement by and between Ribotask ApS and the Registrant. (1)

10.5	First Amendment, dated as of January 29, 2009, to the Development and License Agreement by and between Amylin Pharmaceuticals, Inc. and the Registrant. (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed Herewith.
(2)	Furnished Herewith.