Form 10-Q
period 2010-09-30
Marina Biotech, Inc.
filed 2010-11-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 5, 2010	Common stock — $0.006 par value	25,393,685

MARINA BIOTECH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2009	September 30, 2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$748	$947
Restricted cash	998	1,157
Accounts receivable	211	161
Prepaid expenses and other current assets	700	741

Total current assets	2,657	3,006
Property and equipment, net	4,569	4,049
Intangible assets	—	23,100
Goodwill	—	6,517
Other assets	3	54

Total assets	$7,229	$36,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,114	$3,094
Accrued payroll and employee benefits	913	1,864
Other accrued liabilities	1,361	1,360
Accrued restructuring — current portion	425	991
Notes payable, net of discount	317	—

Total current liabilities	5,130	7,309
Accrued restructuring, net of current portion	281	85
Deferred rent and other liabilities	1,461	1,407
Fair value liability for price adjustable warrants	7,243	3,500
Deferred income taxes	—	8,085

Total liabilities	14,115	20,386

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 10,201,735 shares issued and outstanding as of December 31, 2009 and 23,586,260 shares issued and outstanding as of September 30, 2010	256,131	301,220
Accumulated deficit	(263,017)	(284,880)

Total stockholders’ equity (deficit)	(6,886)	16,340

Total liabilities and stockholders’ equity (deficit)	$7,229	$36,726

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In thousands, except per share data)
License and other revenue	$64	$1,130	$14,524	$1,507

Operating expenses:
Research and development	3,319	7,500	11,775	14,936
Selling, general and administrative	3,478	3,956	7,836	8,763
Restructuring	118	460	429	746

Total operating expenses	6,915	11,916	20,040	24,445

Loss from operations	(6,851)	(10,786)	(5,516)	(22,938)

Other income (expense):
Interest income	1	—	4	—
Interest and other expense	—	(321)	(311)	(1,645)
Change in fair value liability for price adjustable warrants	(160)	2,806	(2,092)	2,691
Gain on settlement of liabilities, net	—	29	654	29

Total other income (expense)	(159)	2,514	(1,745)	1,075

Net loss	$(7,010)	$(8,272)	$(7,261)	$(21,863)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.69)	$(0.39)	$(0.80)	$(1.45)

Shares used in computing net loss per share — basic and diluted	10,178	20,982	9,084	15,045

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine months ended September 30, 2010

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2009	10,201,735	$256,131	$(263,017)	$(6,886)
Proceeds from the issuance of common shares, net	1,346,389	804	—	804
Shares issued in connection with acquisition of Cequent Pharmaceuticals and termination of notes payable and warrants issued to Cequent	9,882,853	30,337	—	30,337
Shares issued in connection with license agreement	1,419,487	3,790	—	3,790
Proceeds from the exercise of warrants	628,750	2,565	—	2,565
Reclassification of fair value liability for price adjustable warrants exercised	—	2,878	—	2,878
Reclassification of fair value for price adjustable warrants from liability to equity upon elimination of price adjustment feature	—	2,805	—	2,805
Proceeds from the exercise of options and employee stock purchase plan purchases	69,762	140	—	140
Shares issued in connection with settlement of liabilities	37,500	126	—	126
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	—	1,644	—	1,644
Fractional shares redeemed in reverse stock split	(216)	—	—	—
Net loss	—	—	(21,863)	(21,863)

Balance September 30, 2010	23,586,260	$301,220	$(284,880)	$16,340

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2010
	(In thousands)
Operating activities:
Net loss	$(7,261)	$(21,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation related to restricted stock, stock options and employee stock purchase plan	1,276	1,644
Depreciation and amortization	1,889	1,203
Non-cash in –process research and development expense	—	3,790
Non-cash amortization of discount on notes payable and debt issuance costs	—	1,578
Non-cash restructuring charge	93	678
Accretion of restructuring liability	148	87
Loss on disposition of property and equipment	317	—
Net gain on settlement of liabilities	(654)	(29)
Non-cash change in fair value of price adjustable warrants	2,092	(2,691)
Changes in assets and liabilities, net of amounts relating to acquisition of Cequent:
Accounts receivable	(17)	50
Prepaid expenses and other assets	820	311
Accounts payable	(332)	810
Deferred revenue	(718)	—
Accrued expenses and deferred rent and other liabilities	92	855
Accrued restructuring	(1,543)	(395)

Net cash used in operating activities	(3,798)	(13,972)

Investing activities:
Change in restricted cash	1,111	(159)
Purchases of property and equipment	(91)	(381)
Cash acquired upon acquisition of Cequent Pharmaceuticals	—	5,063
Proceeds from sales of property and equipment	1,159	—

Net cash provided by investing activities	2,179	4,523

Financing activities:
Proceeds from sales of common shares and warrants, net	9,332	4,943
Proceeds from exercise of stock options, warrants and employee stock purchase plan purchases	181	2,705
Borrowings on notes payable	—	3,000
Payments on notes payable	(5,547)	(1,000)

Net cash provided by financing activities	3,966	9,648

Net increase in cash	2,347	199
Cash — beginning of year	1,084	748

Cash — end of period	$3,431	$947

Non-cash financing activities:
Note payable issued upon cancellation of capital lease obligations	$5,128	$—

Issuance of stock to acquire Cequent Pharmaceuticals and termination of notes payable, accrued interest and warrants issued to Cequent	—	$30,337

Issuance of common stock to settle liabilities	$1,982	$126

Supplemental disclosure:
Cash paid for interest	$311	$10

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010 and 2009 (Unaudited)

Note 1 — Recent Developments, Business, Going Concern and Summary of Significant Accounting Policies

Recent Developments

On July 21, 2010, we consummated the acquisition of Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company engaged in the development of novel products to deliver RNAi-based therapeutics. As further described in Note 2, we completed the transaction pursuant to terms and conditions of an Agreement and Plan of Merger, dated as of March 31, 2010, by and among our company, Cequent, Calais Acquisition Corp. and a representative of the stockholders of Cequent (the “Merger Agreement”) by the issuance of approximately 9.9 million shares of our common stock in exchange for all outstanding equity securities of Cequent. Of the total shares issued, approximately 1.1 million of these shares were considered issued in exchange for the termination of the amounts loaned, including accrued interest, to us by Cequent and the warrants issued by us to Cequent under the Loan Agreement and Warrant Agreement. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010. As a result of the merger, Cequent is now our wholly owned subsidiary. As approved by vote of our stockholders, our company name changed to Marina Biotech, Inc.

Additionally, after the close of trading on July 21, 2010, we effected a one-for-four reverse stock split of our outstanding common stock. The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

Business

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 45 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, microbiology, amino acid, oligonucleotide and peptide chemistry, pharmacology, bioinformatics, as well as regulatory affairs and clinical development necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs, short hairpin RNAs (shRNAs) and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, the filing of Investigational New Drug Applications and clinical operations.

We have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming multiple drug discovery platforms. We are currently employing two proven RNAi platforms to down-regulate the expression of specific proteins that cause disease: (i) TauRNAi which is a combination of our proprietary UsiRNA (small interfering RNA [siRNA] modified with our Unlocked Nucleobase Analogs [UNA] chemistry) technology and our novel dialkylated amino acid-based liposome (DiLA2) delivery system; and (ii) TransKingdom RNAi™, or tkRNAi, which is an expressed RNA in a bacterial delivery system. These approaches give us the flexibility to optimize oral, systemic and local delivery of RNAi-based therapies to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease. With our recent acquisition of Cequent Pharmaceuticals, we expanded our oncology pipeline with a product for Familial Adenomatous Polyposis (FAP) — a genetic disorder that is a precursor to colon cancer — that will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). In order to protect our innovations, which encompass a broad platform of both RNAi constructs and delivery technologies, as well as the drug products that may emerge from that platform, we aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) further validate our drug discovery platforms. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused in oncology and specifically in FAP, bladder cancer and liver cancer. With respect to collaborations and strategic partnerships, we are currently focused on our tauRNAi platform (proprietary UsiRNA constructs and DiLA2 delivery technology) as well as peptide delivery technologies. Collaborations and strategic partnerships are expected to range from early partnering efforts to licensing agreements to the development of therapeutic candidates. We expect to collaborate and establish strategic partnerships with companies who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure certain of our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we had an accumulated deficit of approximately $284.9 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. In 2008, we suspended all research and clinical development of our intranasal programs and, as of September 30, 2008, incurred a restructuring charge to exit a facility which was used primarily for our intranasal activities. As of September 30, 2008, our accumulated deficit, which was primarily related to clinical development of our intranasal programs, was approximately $241.8 million. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

At September 30, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $4.3 million and approximately $2.1 million in cash, including approximately $1.2 million in restricted cash. In November 2010, we raised proceeds of approximately $3.3 million in a registered direct offering of 1,795,000 shares of common stock and subscription investment units to purchase up to 2,423,550 shares of common stock. In addition, in November 2010, we received notification that we had been awarded three grants totaling approximately $0.7 million under the Qualified Therapeutic Discovery Grant funds under section 48D of the Internal Revenue Code. We believe that our current resources will be sufficient to fund our planned operations into the first quarter of 2011.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

In August 2010, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in September 2010. Under the shelf registration statement, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional cash when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2009 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, research and development costs, stock-based compensation, valuation of warrants, valuation and estimated lives of identifiable intangible assets , impairment of long-lived assets, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

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

All of our financial assets subject to fair value measurement are valued determined by Level 1 inputs. We currently measure and report at fair value the liability for price adjustable warrants using the Black-Scholes-Merton valuation model, a Level 3 input. The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Balance at September 30, 2010	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$3,500	—	—	$3,500

Total financial liabilities at fair value	$3,500	—	—	$3,500

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2009	$7,243	$6.16	$3.24	116%	5.3	2.8%
Reclassification upon exercise of warrants	(2,878)	$4.08	$5.56	110%	4.9	2.6%
Fair value of warrants issued	5,598	$4.20	$5.11	118%	5.0	2.4%
Reclassification to equity	(2,805)	$8.68	$2.98	118%	5.2	1.6%
Fair value of warrants terminated upon Cequent acquisition	(995)	$4.60	$2.98	122%	4.9	1.7%
Fair value of warrants assumed in Cequent acquisition	28	$1.75	$2.98	102%	8.2	2.6%
Change in fair value included in statement of operations	(2,691)	—	—	—	—	—

Balance at September 30, 2010	$3,500	$5.94	$2.39	131%	4.3	1.0%

Long-lived assets — Long-lived assets include property, plant and equipment, less accumulated depreciation. These assets are recorded at our original cost and are increased by the cost of any significant improvements after purchase. Property, plant and equipment assets, other than land and construction in progress, are depreciated evenly over the estimated useful life of the individual assets. Depreciation begins when the asset is ready for its intended use. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Identifiable intangible assets —Intangible assets associated with in-process research and development (“IPR&D”) projects acquired in business combinations are not amortized until approval is obtained in a major market, typically either the U.S. or the European Union (EU), or in a series of other countries, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

Goodwill —Goodwill represents the excess of the consideration transferred for an acquired business over the estimated values of its net assets. Goodwill is not amortized.

We review all of our long-lived assets for impairment indicators throughout the year and we perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for goodwill and indefinite-lived intangible assets at least annually. When necessary, we record charges for impairments. Specifically:

•

For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

•

For indefinite-lived intangible assets, such as IPR&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review other than for IPR&D assets, we reevaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

•

For goodwill, annually and whenever impairment indicators are present, we calculate the fair value of each reporting unit and compare the fair value to its book value. If the carrying amount is found to be greater, we then determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value.

Accrued Restructuring — We ceased using one of our two leased facilities in Bothell, Washington (“the exited facility”) in 2008. We recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We based our estimated future payments on current rental rates available in the Bothell real estate market, and our evaluation of the ability to sublease the facility. Accrued restructuring, and in particular those charges associated with exiting a facility, are based upon management’s estimates of future payments. These estimates significantly impact the accrual and actual results may differ from our estimates. We review these estimates at least quarterly and when there are changes in facts or circumstances, and adjust our accrual if necessary. For a further discussion of our restructuring charges, see Note 4 — Accrued Restructuring.

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded from net loss per share computations for periods ended September 30:

	2009	2010
Stock options outstanding	2,081,807	2,634,095
Unvested restricted stock	9,869	1,132
Warrants	2,504,947	3,143,941

Total	4,596,623	5,779,168

Reclassifications — Certain reclassifications have been made to prior years’ financial statements to conform to current year presentations. Previously, we presented sales and marketing expenses separately from general and administrative expenses. These expenses were combined into selling, general and administrative expenses in 2010. In addition, product revenue and government grant revenue, which were previously presented separately, were combined with license and other revenue in 2010. The reclassifications had no effect on stockholders’ deficit, net loss, or net change in cash.

Note 2 — Acquisition of Cequent Pharmaceuticals, Inc.

On July 21, 2010, the acquisition date, we acquired Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company engaged in development of novel products to deliver RNAi-based therapeutics. We completed the transaction pursuant to terms and conditions of an Agreement and Plan of Merger, dated as of March 31, 2010, by and among our Company, Calais Acquisition Corp., our wholly-owned subsidiary (“Merger-sub”), Cequent and a representative of the stockholders of Cequent (the “Merger Agreement”) by issuance of 9,882,853 shares of our common stock in exchange for all outstanding equity securities of Cequent. Of the total shares issued, 1,110,440 of these shares were considered issued in exchange for the termination of the amounts loaned, including accrued interest, to us by Cequent and the warrants issued by us to Cequent under the Loan Agreement and Warrant Agreement. We also assumed all of the stock options of Cequent outstanding as of the acquisition date.

On the acquisition date, Merger-sub merged with and into Cequent, and Cequent is now our wholly-owned subsidiary. The merger was accounted for as a business combination utilizing the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed were added to ours and recorded as of the acquisition date, primarily at their respective fair values. Our financial statements and reported results of operations issued after the merger reflect these values, but have not been retroactively restated to reflect the historical financial position or results of operations of Cequent. The results of operations of Cequent since July 21, 2010 have been included in our Condensed Consolidated Statements of Operations.

As of September 30, 2010, acquisition accounting is preliminary as our management has not yet obtained all of the information that it has arranged to obtain and that is known to be available. We are still in process of obtaining additional information needed to finalize our valuation of the identifiable intangible assets and of matters pertaining to income taxes. The income tax matters include obtaining the Cequent pre-acquisition 2010 tax return as well as performing studies to calculate the annual limitations on acquired net operating losses and tax credit carryforwards under the change in control provisions of Sections 382 and 383 of the Internal Revenue Code. As of September 30, 2010 a valuation allowance has been recorded in purchase accounting against all acquired deferred tax assets. Depending on the results of the studies, the deferred tax asset valuation allowance recorded in purchase accounting could be substantially reduced or eliminated which would reduce the amount of goodwill recognized in the acquisition.

Based upon the outstanding shares of our common stock and assuming exercise of all of our outstanding exercisable and non-exercisable warrants and stock options, and assuming the exercise or conversion of all of Cequent’s exercisable and non-exercisable warrants, stock options and preferred stock, immediately following the completion of the merger, our security holders owned approximately 62% of the combined company’s common stock and Cequent security holders owned approximately 38%. In addition to considering these relative security holdings, management also considered the composition of the Board of Directors, the structure and members of the executive management team, the size of the combining entities and the terms of the exchange of equity interests in determining the accounting acquirer. Based on the weight of these factors, it was concluded that Marina Biotech was the accounting acquirer.

Consideration transferred — Consideration transferred attributable to the acquisition of Cequent was approximately $27.0 million. Consideration transferred is comprised of approximately $26.1 million relating to shares we issued, which were valued at the acquisition date closing market price of $2.98 per share, and approximately $0.9 million relating to Cequent stock options we assumed. The fair value of stock options assumed was calculated using a Black-Scholes-Merton valuation model with the following assumptions: market price of $2.98 per share, volatility of 120%, expected term of 5 years; risk-free interest rate of 1.7% and no dividend yield. We included the fair value of vested stock options assumed of approximately $0.9 million in the consideration transferred. The estimated fair value of unvested stock options we assumed of approximately $0.3 million was not included in the consideration transferred and will be recognized as stock-based compensation expense over the remaining future vesting period of the stock options.

As further described in Note 5 — Notes Payable, in connection with the merger and pursuant to the terms of a separate Loan Agreement, our notes payable to Cequent in the aggregate principal amount of $3.0 million and accrued interest of approximately $45,000 were forgiven and warrants to purchase our common stock held by Cequent terminated. A portion of consideration transferred totaling approximately $3.3 million is deemed attributable to repayment of these notes payable and termination of warrants.

Allocation of purchase consideration — Accounting guidance requires that most assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. Market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

The following summarizes the assets acquired and liabilities assumed at July 21, 2010 (in thousands):

Cash and cash equivalents	$5,063
Prepaid and other assets	566
Property, plant and equipment	302
Intangible assets—IPR&D	23,100
Goodwill	6,517
Accounts payable and accrued liabilities	(437)
Deferred tax liabilities	(8,085)

Total consideration transferred	$27,026

Tangible assets — Tangible assets acquired include cash, property and equipment, and prepaid expenses and other assets. Cequent property and equipment is comprised primarily of lab and office equipment. Our management has determined that the fair value reasonably approximates the Cequent net book value.

Identifiable intangible assets —A substantial portion of the assets acquired have been allocated to identifiable intangible assets related to in-process research and development (“IPR&D”) projects identified by management. Our management has estimated acquisition-date fair values of these intangible assets. These identified intangible assets have been valued based on a number of factors which have been updated since our initial preliminary acquisition accounting, but which has not yet been finalized. Utilizing the income approach, a discounted cash flow model using forecasted operating results related to the identified intangible assets, fair value was $19.3 million for Familial Adenomatous Polyposis and $3.8 million for Transkingdom RNAI, a total of $23.1 million. We believe that the information gathered is adequate to perform preliminary fair value measurements of the primary intangible assets. Intangible assets recognized in this preliminary acquisition accounting for the merger may change as management obtains all information that it has arranged to obtain and that is known to be available, and adjusts the allocation of purchase price as necessary.

We estimated the fair value of these intangible assets using a present value discount rate of 23%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to ours. We compensated for the differing phases of development of each project by probability-adjusting our estimation of the expected future cash flows associated with each project. We then determined the present value of the expected future cash flows using the discount rate of 23%. The projected cash flows from the projects were based on key assumptions such as estimates of revenues and operating profits related to the projects considering their stages of development; the time and resources needed to complete development and receive approval; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in development such as obtaining marketing approval from the U.S. Food and Drug Administration and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

Accounting guidance requires that the fair value of IPR&D acquired in a business combination be recorded on the balance sheet regardless of the likelihood of success as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until completion or abandonment of the related project. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the projects below their respective carrying amounts. If and when it were determined that identified intangible assets were impaired, an impairment charge would be recorded then. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that date.

Goodwill — Goodwill represents the excess of consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. Management believes that the goodwill mainly represents the synergies and economies of scale expected from combining the operations of Cequent and Marina Biotech. None of the goodwill is expected to be deductible for income tax purposes. We recorded the goodwill as an intangible asset as of the acquisition date. Goodwill is tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. If and when it were determined that goodwill was impaired, an impairment charge would be recorded then. Goodwill recognized in this preliminary acquisition accounting for the merger may change as management obtains all information that it has arranged to obtain and that is known to be available, and adjusts the allocation of purchase price accordingly.

Liabilities assumed — Cequent liabilities at the acquisition date consist of accounts payable, accrued liabilities and fair value of price adjustable warrants. Accounts payable and accrued liabilities are expected to be paid in normal course and considered to represent fair value.

Deferred Taxes — The merger was structured as non-taxable and intangible assets tax basis is nil. This resulted in recording a deferred tax liability of approximately $8.1 million related to the acquired intangible assets. Management estimated that the tax basis of acquired tangible assets and assumed liabilities approximated book basis. In accordance with accounting guidance, deferred taxes are not recorded for basis differences relating to goodwill that is not deductible for tax purposes.

Acquired deferred tax assets were primarily related to federal and state net operating loss and tax credit carryforwards. We have preliminarily determined that it cannot be concluded that it is more likely than not that we will realize the benefit from deferred tax assets related to these carryforwards, and as a result, a full valuation allowance was recorded related to those deferred tax assets. This determination may change when we complete our change in control analysis and obtain other information we have arranged to obtain.

Acquisition-Related Transaction Costs —We recognized approximately $0.5 million and $1.4 million of acquisition-related transaction costs in selling, general and administrative expenses in the three and nine months ended September 30, 2010, which consisted primarily of investment banker fees, legal and accounting costs related to the acquisition.

Pro Forma Information — The following unaudited pro forma information presents the combined revenues and net loss of Marina Biotech and Cequent for the three and nine months ended September 30, 2010 and 2009 as if the acquisition of Cequent had occurred on January 1, 2009 or January 1, 2010. This pro forma information is preliminary to the extent that the acquisition accounting is preliminary as discussed above. This pro forma information does not include any adjustments related to restructuring or one-time charges, potential profit improvements, potential cost savings or other costs which may result from combining the operations. Accordingly, these unaudited pro forma revenues and net loss are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred on January 1, 2009 nor are they intended to represent or be indicative of future results of operations. The unaudited pro forma results of operations information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue	$209	$1,166	$14,951	$1,835

Net loss	$(8,129)	$(8,786)	$(11,229)	$(24,353)

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cypress Bioscience	—	67%	—	50%
Par Pharmaceuticals	95%	12%	1%	22%
Undisclosed Partner #1	—	—	—	3%
Undisclosed Partner #2	—	—	—	2%
Pfizer	—	2%	—	3%
Novartis	—	—	52%	—
Roche	—	—	34%	—
Amylin	—	—	7%	—
QOL Medical, LLC	—	—	6%	—
Other	5%	19%	—	20%

Total	100%	100%	100%	100%

Note 4 — Accrued Restructuring

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

Accrued restructuring, and in particular those charges associated with exiting a facility, are subject to management’s assumptions and estimates, as well as changes in facts and circumstances. We currently measure and report at fair value the accrued restructuring liability using Level 3 inputs, which are inputs for which little or no market data exists, are developed using estimates and assumptions developed by us, and reflect those that a market participant would use. In addition to the interest rate used, which is currently 23%, the assumptions as to estimated future payments significantly impact the accrual and actual results may differ from our estimates. As of September 30, 2010, the balance of our accrued restructuring liability is approximately $1.1 million. In the three and nine months ended September 30, 2010 we recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs in the amounts of $0.5 million and $0.7 million, respectively. In the three and nine months ended September 30, 2009 we recorded restructuring charges representing accretion of the accrued restructuring liability and other facility-related costs in the amounts of $54,000 and $122,000, respectively. We expect to incur approximately $0.1 million in additional accretion expense through the expiration of this lease in 2016.

Note 5 — Notes Payable

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

In December 2009 we entered into a Note and Warrant Purchase Agreement (the “Note Agreement”), pursuant to which we received $1 million cash and issued 12% secured promissory notes due February 1, 2010 in the aggregate principal amount of $1.0 million ( the “Notes”) and warrants to purchase up to 268,819 shares of our common stock. The warrants have an exercise price of $4.00 per share, which is subject to downward price adjustment until December 31, 2010, and are exercisable for five years. The Note Agreement contained certain customary representations, warranties and covenants, including that we would not declare or pay dividends. The Notes were collateralized by substantially all of our assets. In January 2010, we received net proceeds of approximately $4.9 million in a registered direct offering of 1,346,389 shares of common stock and 875,155 warrants. In January 2010, we paid the principal amount of the Notes and accrued interest in full, the Note Agreement terminated, and the collateral was released.

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

Concurrent with the execution of the Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us loans in the aggregate principal amount of $3.0 million to fund our operations prior to the merger. In each of April, May and June 2010, Cequent loaned us $1.0 million under the Loan Agreement. The loans were evidenced by a secured promissory note, issued by us to Cequent, which bears interest, at a rate of ten percent per annum. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the then outstanding principal balance of the loans and all interest then accrued but unpaid thereon was forgiven in full.

Pursuant to the Loan Agreement we issued to Cequent a warrant to purchase shares of common stock, with each such warrant to be exercisable for a number of shares of common stock equal to sixty-five percent (65%) of the principal amount of the loan being made on such date divided by $4.598. In each of April, May and June 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 141,354 shares of common stock at $4.598 per share, for a total of 424,062 shares, which were exercisable, for a five year term, only if the merger is not consummated. The warrant provides that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants. The issuance of these warrants was not a dilutive issuance. On July 21, 2010 the merger was consummated and, in accordance with the Loan Agreement, the warrants terminated. A portion of consideration transferred to Cequent security holders in connection with the acquisition has been determined to be attributable to termination of notes payable and warrants, such amount being the net book value of notes payable and accrued interest, net of unamortized discount, which approximated $3.3 million. As a result, there was no gain or loss recognized upon termination.

The following table presents the activity in Notes payable and related discount for the nine months ended September 30, 2010 (in thousands):

	Notes Payable	Discount	Notes Payable, net
Balance at December 31, 2009	$1,000	$(683)	$317
Payments	(1,000)	—	(1,000)
Issuance of notes payable and warrants	3,000	(1,459)	1,541
Amortization of discount to interest expense	—	1,433	1,433
Termination of notes payable and warrants	(3,000)	709	(2,291)

Balance at September 30, 2010	$—	$—	$—

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

Holders of our preferred share purchase rights are generally entitled to purchase from us one one-thousandth of a share of Series A preferred stock at a price of $50.00, subject to adjustment as provided in the Stockholder Rights Agreement. These preferred share purchase rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of our outstanding common stock or announces a tender offer for 15 percent or more of our outstanding common stock. Each holder of a preferred share purchase right, excluding an acquiring entity or any of its affiliates, will have the right to receive, upon exercise, shares of our common stock, or shares of stock of the acquiring entity, having a market value equal to two times the purchase price paid for one one-thousandth of a share of Series A preferred stock. In March 2010 we amended the Stockholder Rights Agreement to extend the expiration date of the preferred share purchase rights from March 17, 2010 to March 17, 2013, and this amendment was approved by our shareholders on July 21, 2010. Initially, 10,000 Series A Junior Participating Preferred shares were designated, which has been increased to 90,000 shares.

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

On July 21, 2010, in connection with our acquisition of Cequent Pharmaceuticals, we issued an aggregate of 9,882,853 shares of common stock to the stockholders of Cequent in exchange for all of the shares of Cequent common and preferred stock that were issued and outstanding immediately prior to the Merger. Of the total shares issued, 1,110,440 of these shares were considered issued in exchange for the termination of the amounts loaned, including accrued interest, to us by Cequent and the warrants issued by us to Cequent under the Loan Agreement and Warrant Agreement. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010.

In August 2010, we filed a universal shelf registration statement with the SEC, which was declared effective by the SEC in September 2010. Under this shelf registration statement, we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities.

On November 4, 2010, we entered into an Amendment to Securities Purchase Agreements (the “Amendment”) pursuant to which we amended the Securities Purchase Agreements dated as of April 25, 2008, June 9, 2009 and January 13, 2010. In consideration for which Amendment we issued to the signatories thereto warrants to purchase up to 686,260 shares of common stock (the “Warrants”). The Warrants were issued pursuant to our effective shelf registration statement. The Warrants have a five year term, are exercisable immediately, and have an initial exercise price of $2.03 per whole share of common stock, which is subject to adjustment. Also on November 4, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we sold, in a registered direct offering, an aggregate of 1,795,000 shares of common stock at a negotiated purchase price of $1.84 per share of common stock, for aggregate gross proceeds of approximately $3,303,000. As part of the transaction, the buyers also received subscription investment units (the “Subscription Units”) to purchase during the 16-month period following the date of issuance, an aggregate of 2,423,550 shares of common stock at a per share exercise price equal to the lesser of (i) $2.21, and (ii) 90% of the quotient of (x) the sum of the three lowest VWAP of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three (3). If after 120 calendar days from the closing date certain conditions are satisfied, including that the closing price of our common stock exceeds $4.78 for 10 consecutive trading days, and the daily volume of our common stock on each of such 10 consecutive trading days is greater than 400,000 shares per day, we shall have the right to require the buyers to exercise their Subscription Units upon five days’ written notice.

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

The warrants provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations. The April 2008 warrants also require a corresponding adjustment of the number of shares of common stock that may be acquired such that the total consideration payable remains unchanged upon full exercise regardless of a downward adjustment in the exercise price. The June 2009 offering was specifically excluded by the April 2008 warrant holders from triggering any potential anti-dilution provisions of the April 2008 warrants. In addition, in connection with our June 2009 offering, we agreed to seek shareholder approval, to amend the April 2008 warrant agreements to allow the warrants to be repriced below the $8.68 price floor upon dilutive issuances subsequent to such shareholder approval. At the July 21, 2010 annual shareholders’ meeting, a proposal to amend the April 2008 warrants to remove the $8.68 floor was not approved by shareholders and therefore effective that date the April 2008 warrants are no longer subject to further price adjustments and there can be no further adjustment to the number of warrant shares. As a result, the fair value liability for price adjustable warrants relating to these warrants, which approximated $2.8 million at July 21, 2010, was reclassified to stockholders’ equity.

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

As a result of the issuance of common stock at a price of $1.84 per share on November 4, 2010, 956,319 warrants previously outstanding that were issued in June 2009 and December 2009 were repriced to $1.84 per share and 871,405 warrants previously outstanding that were issued in January 2010 were repriced to the floor of $3.76 per share.

In each of April, May and June 2010, in connection with the issuance of notes payable to Cequent, we issued a warrant to purchase 141,354 shares of common stock at $4.5984 per share, for a total of 424,062 shares. On July 21, 2010 the merger was consummated and the warrants issued to Cequent terminated.

In the nine months ended September 30, 2010, warrants to purchase 628,750 shares were exercised, pursuant to which we received cash proceeds of approximately $2.6 million and issued 628,750 shares of our common stock.

The following summarizes warrant activity during the nine months ended September 30, 2010:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2009	2,886,980	$6.16
Warrants issued	875,155	4.00
Warrants issued to Cequent	424,062	4.60
Warrants assumed in Cequent acquisition	10,556	1.75
Warrants exercised	(628,750)	4.08
Warrants terminated upon Cequent acquisition	(424,062)	4.60

Warrants outstanding, September 30, 2010	3,143,941	$5.94

Note 7 — Stock Incentive Plans

At September 30, 2010, options to purchase up to 2,634,095 shares of our common stock were outstanding, unvested restricted stock awards for an aggregate of 1,132 shares of our common stock were outstanding under our 2004 Plan and 1,050,107 shares were available for future grants or awards under our various stock incentive plans. At our July 21, 2010 annual shareholders’ meeting, our shareholders approved the addition of one million shares to our 2008 stock incentive plan.

We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of September 30, 2010 and have no plans to purchase any in the next year, however, we may accept the surrender of vested restricted shares from employees to cover tax requirements at our discretion.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Stock-based compensation:
Research and development	$294	$159	$14	$504
Selling, general and administrative	1,003	580	1,262	1,140

Total stock-based compensation	$1,297	$739	$1,276	$1,644

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

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2009	2,107,502	$9.25
Options granted	76,813	3.01
Options assumed in Cequent acquisition	580,828	2.32
Options exercised	(26,250)	1.16
Options expired	(82,873)	29.65
Options forfeited or cancelled	(21,925)	2.62

Outstanding at September 30, 2010	2,634,095	$7.03	6.9 years	$413

Exercisable at September 30, 2010	1,946,599	$7.24	6.2 years	$371

The per-share fair value of stock options granted was approximately $4.68 and $3.80 in the three and nine months ended September 30, 2009, respectively, and $2.49 and $2.52 in the three and nine months ended September 30, 2010, respectively, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.6%	1.7%	2.3%	1.7%
Expected stock volatility	117%	115%	105%	115%
Expected option life	6.0 years	5.6 years	5.8 years	5.6 years

As of September 30, 2010, we had approximately $1.7 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.4 years.

The intrinsic value of stock options outstanding and exercisable at September 30, 2010 is based on the $2.39 closing market price of our common stock on that date, and is calculated by aggregating the difference between $2.39 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $2.39. In the three-and nine month periods ended September 30, 2009, 3,750 options were exercised and in the three and nine month periods ended September 30, 2010, 2,500 and 26,250 options were exercised, respectively. The total intrinsic value of options exercised during the three and nine months ended

September 30, 2009 was approximately $10,000. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $4,000 and $75,000, respectively. We recorded stock-based compensation expense related to stock options of approximately $1.2 million and $1.6 million in the three and nine months ended September 30, 2009, respectively. We recorded stock-based compensation expense related to stock options of approximately $0.7 million and $1.5 million in the three and nine months ended September 30, 2010, respectively. In July 2010, in connection with our annual shareholders meeting, three members of our board of directors retired. Our board of directors approved a resolution to extend the amount of time the retiring directors have to exercise their vested options from 90 days to four years. Additional compensation expense recognized as a result of the modification was approximately $0.2 million. The total fair value of options that vested during the three and nine months ended September 30, 2009 was approximately $0.6 million and $1.9 million, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2010 was approximately $0.8 million and $2.0 million, respectively.

Non-Employee Option Grants —As part of the Cequent acquisition, we assumed stock options granted to non-employees which were converted to stock options for 79,642 shares of Marina Biotech common stock. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. We recognized expense of approximately $50,000 and $56,000 in the nine months ended September 30, 2009 and 2010, respectively, relating to options granted to non-employees.

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

Unvested restricted shares outstanding, December 31, 2009	5,504
Restricted shares vested	(4,372)

Unvested restricted shares outstanding, September 30, 2010	1,132

Weighted average grant date fair value per share	$22.45

Our total unrecognized compensation cost related to unvested restricted stock awards granted under our 2004 Stock Incentive Plan was approximately $3,000 at September 30, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 0.3 years.

Stock-based compensation recorded related to restricted stock grants was approximately $0.1 million and a benefit of approximately $0.4 million in the three and nine months ended September 30, 2009, respectively, and expense of approximately $8,000 and $90,000 in the three and nine months ended September 30, 2010, respectively. The benefit in the 2009 period was due to forfeitures. The fair value of restricted stock vested during the three and nine month periods ended September 30, 2009 was approximately $0.2 million and $0.5 million and the fair value of restricted stock vested during the three and nine month periods ended September 30, 2010 was approximately $0.1 million and $0.2 million, respectively.

Employee Stock Purchase Plan — As of September 30, 2010, a total of 150,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 77,109 have been issued to date. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $14,000 and $36,000 in the three and nine months ended September 30, 2009, respectively, and approximately $22,000 and $60,000 in the three and nine months ended September 30, 2010, respectively.

Note 8 — Contractual Agreements

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

Novartis — In March 2009, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), pursuant to which we granted to Novartis a worldwide, non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up license, with the right to grant sublicenses, to our DiLA2 -based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue in the nine months ended September 30, 2009. Novartis may terminate this agreement immediately upon written notice to us. We believe this agreement represents strong third-party validation of the siRNA delivery aspect of our RNAi drug discovery platform. Additionally, we entered into a separate agreement with Novartis to provide them with an exclusive period in which to negotiate a potential research and development collaboration as well as possible broader licensing rights related to our RNAi drug delivery platform. This exclusive period expired in 2009. Approximately $0.3 million was recognized as license fee revenue in the nine months ended September 30, 2009 under this separate agreement.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for Novosom’s SMARTICLES® liposomal-based delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UsiRNA therapeutics. We issued an aggregate of 1,419,487 shares of our common stock to Novosom as consideration for the acquired assets. The shares had an aggregate value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to a maximum of $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, in our discretion.

University of Michigan — In May 2008, we entered into an exclusive license agreement to Intellectual Property (“IP”) from the University of Michigan covering cationic peptides for enhanced delivery of nucleic acids. These peptides have unique characteristics that we believe play an important role in improving the efficacy of delivery of RNAi-based therapeutics. We are currently using these peptides to create siRNA nanoparticles to enhance mRNA knockdown. Together with the DiLA2 technology, these delivery peptides may improve the therapeutic potential of our drug candidates. In connection with the agreement, we paid a license issue fee of $120,000, which was paid in full in three equal installments. An additional fee of $25,000 is payable annually and creditable against royalty payments.

Subject to the meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make product development milestone payments of up to $425,000 in the aggregate for each product developed under a licensed patent under this agreement. As of September 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The royalty payment required to be made by us to the University of Michigan under this agreement is a percentage of net sales in the low single digits.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the US covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. In 2010 we extended the term of the agreement and it will now terminate in June 2012. Either party may terminate the agreement for material breach by the other party, subject to a 30-day cure period.

Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of September 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

Ribotask ApS. In June 2009, we announced the revision of the October 2008 agreement in which we had acquired the intellectual property related to Unlocked Nucleobase Analogs (UNA) from Ribotask ApS, a privately held Danish company. The original agreement provided us with exclusive rights for the development and commercialization of therapeutics incorporating UNAs. The amended agreement eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology. Our UsiRNA construct has been verified in multiple cell and in vivo models to be highly potent and efficacious for RNAi. Substitution of UNA within siRNA, creating the UsiRNA construct, has been shown to provide greater target specificity. We believe this proprietary construct provides unique advantages for RNAi-based therapeutics and is an essential part of our business strategy and ultimate success.

In June 2010, we expanded our rights under the previous agreement with RiboTask to include exclusive rights to the development and commercialization of UNA-based diagnostics. In connection with this amendment, we agreed to pay Ribotask $750,000 in three equal payments in each of October 2010, January 2011 and April 2011. There are no milestone or royalty payments due under the agreement.

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

With the newly acquired exclusive rights to UNA technology combined with the exclusive rights to Conformationally Restricted Nucleotide (CRN) technology for both therapeutics and diagnostics acquired in March 2010 from Valeant Pharmaceuticals, we have established one of the few intellectual property portfolios supporting a nucleic acid-based personalized medicine platform with the ability to pursue proprietary nucleic acid-based therapeutics and diagnostics.

University of British Columbia. In November 2009, we expanded and extended a previous agreement established in 2008 with University of British Columbia/Vancouver Prostate Centre (VPC) in the area of bladder cancer. The VPC is a National Centre for Excellence for translational research and this agreement provides us access to cutting-edge bladder cancer models and evaluation techniques and interactions with world-renowned researchers and clinicians. Data derived from studies conducted under this agreement have already demonstrated the potency of UsiRNAs and DiLA2 -based delivery for inhibition of target mRNA and reduction in tumor growth. The focus of the expanded agreement will be the evaluation of additional critical targets in bladder cancer and the therapeutic impact on tumor biology and growth. The research agreement requires that we make payments for work completed under an agreed work plan. Through September 30, 2010, we have recognized approximately $0.2 million as research and development expense under this agreement. The agreement may be terminated by either party with ninety days written notice. The current contract period terminated October 31, 2010 but may be further extended by mutual agreement between us and VPC.

Valeant Pharmaceuticals. In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million due in equal portions in April and July 2010, which were included in research and development expense in the nine months ended September 30, 2010 and have been paid in full. Subject to meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of September 30, 2010, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs in the low single digits based upon future commercial sales and earn-outs in the low double digits based upon future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million dollars prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any Valid Claim in such country. We may terminate the agreement upon 30 days notice, or upon 10 days notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

Intranasal related

Cypress Bioscience, Inc. — In August 2010 we entered into an Asset Purchase Agreement with Cypress Bioscience, Inc. (“Cypress”) under which Cypress acquired our patent rights and technology related to carbetocin, a long-acting analog of oxytocin, a naturally produced hormone that may benefit individuals with autism. Under the agreement, we received an upfront payment of $750,000 and we could receive milestone payments up to $27 million. Cypress will be responsible for all future development and IP related expenses. In addition, Cypress will pay Marina Biotech royalties, in the single digits, on commercial sales.

Amylin Pharmaceuticals, Inc. — In January 2009 we amended our 2006 License Agreement with Amylin Pharmaceuticals, Inc. for the development of intranasal exenatide. The License Agreement, as amended, provides for an accelerated $1.0 million milestone payment to us in January 2009, a reduction in the aggregate amount of milestone payments that could be due to us from $89 million to $80 million, and a reduction in the royalty rate payable upon commercial sales of a product to the low single digits. Additionally, as a result of the amendment, we are no longer responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture. Either party may terminate the agreement for breach of any material provision of the agreement upon sixty days notice of the breach and subject to a sixty day cure period. Amylin may also terminate the agreement upon ninety days written notice.

Par Pharmaceutical — In 2009 we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par, and a 2005 Supply Agreement with QOL Medical LLC, were terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin, including our ANDA for generic calcitonin-salmon nasal spray, inventories, tooling and equipment, and the related technology, trade secrets, know-how, proprietary information and other intellectual property rights, and assumed certain contracts, including our manufacturing obligation to QOL Medical as well as our two building leases related to our operations in Hauppauge, New York. We received $0.8 million in cash and are entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. We recognized a gain of approximately $0.1 million on the asset sale to Par which is included as an offset to research and development expense in the nine months ended September 30, 2009. In addition, in the nine months ended September 30, 2009 we recognized approximately $0.1 million in revenue for services provided under the Asset Purchase Agreement. In the three and nine months ended September 30, 2009 we recognized approximately $0.1 million in revenue relating to earn-out payments based on commercial sales of calcitonin. In the three and nine months ended September 30, 2010 we recognized approximately $0.1 million and $0.3 million in revenue, respectively, relating to earn-out payments based on commercial sales of calcitonin.

Thiakis Limited (“Thiakis”) — In 2004, we acquired exclusive worldwide rights to the Imperial College Innovations and Oregon Health & Science University PYY patent applications in the field of nasal delivery of PYY and the use of glucagon-like peptide-1 (GLP-1) used in conjunction with PYY for the treatment of obesity, diabetes and other metabolic conditions. We recorded $1.2 million in research and development expense in 2008 related to the estimated obligations under this license agreement at December 31, 2008. In April 2009 we entered into a Deed of Release and termination pursuant to which we agreed to pay $1.1 million, payable in quarterly amounts commencing April 2009 and ending April 2010. The difference between $1.1 million and the amount originally estimated was recorded as reduction of expense in the nine months ended September 30, 2009. In February 2010, we amended the payment schedule for the final two payments totaling $450,000 such that $50,000 was paid in February 2010, $200,000 was paid in April 2010 and a final payment in the amount of $210,000 was paid in June 2010. The final payment included $10,000 representing interest.

Other

QOL Medical LLC — In October 2005, we entered into a supply agreement with QOL (the “QOL Agreement”) under which, subject to certain limitations, we were obligated to manufacture and supply, and QOL was obligated to purchase from us, all of QOL’s requirements for Nascobal® brand products for vitamin B12 (cyanocobalamin) deficiency in patients with pernicious anemia, Crohn’s Disease, HIV/ AIDS and multiple sclerosis. Under the terms of the QOL Agreement we received a $2.0 million upfront fee, which was being recognized ratably over the five-year life of the QOL Agreement. In connection with the Asset Purchase Agreement with Par Pharmaceutical which we entered into in March 2009, the QOL Agreement was terminated. We recognized approximately $0.7 million in deferred revenue related to the Supply Agreement in the nine months ended September 30, 2009.

Note 9 — Income Taxes

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

Note 10 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under operating leases expiring in 2016 and we lease space for research and development in Cambridge, Massachusetts under an operating lease expiring in 2012. At September 30, 2010, minimum lease payment obligations under the Cambridge lease approximate $0.1 million, $0.3 million and $0.2 million in 2010, 2011 and 2012, respectively. In connection with the terms of our lease of our Bothell, Washington facility at 3830 Monte Villa Parkway, we have provided our landlord with a stand-by letter of credit.

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

Note 11 — Subsequent Events

On November 1, 2010, we received notification from the Internal Revenue Service that we had been awarded three grants for an aggregate of approximately $0.7 million under the Qualified Therapeutic Discovery Grant funds under section 48D of the Internal Revenue Code.

As further described in Note 6, on November 4, 2010, we amended the Securities Purchase Agreements dated as of April 25, 2008, June 9, 2009 and January 13, 2010. In consideration for which Amendment we issued to the signatories thereto warrants to purchase up to 686,260 shares of common stock (the “Warrants”). The Warrants have a five year term, are exercisable immediately, and have an initial exercise price of $2.03 per whole share of common stock, which is subject to adjustment. In addition, on November 4, 2010, we raised proceeds of approximately $3.3 million in a registered direct offering of 1,795,000 shares of common stock and subscription investment units to purchase up to 2,423,550 shares of common stock. As a result of the issuance of common stock at a price of $1.84 per share, 956,319 warrants previously outstanding that were issued in June 2009 and December 2009 were repriced to $1.84 per share and 871,405 warrants previously outstanding that were issued in January 2010 were repriced to the floor of $3.76 per share.

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

We are a biotechnology company focused on the discovery, development and commercialization of pharmaceuticals based on RNA interference (“RNAi”). Our goal is to be the leader in RNAi therapeutics and improve human health through the development of RNAi-based compounds that provide superior therapeutic options for patients. Our team of approximately 45 scientists brings expertise in the discovery, evaluation and optimization of small interfering RNAs (“siRNAs”) as well as siRNA delivery. We have the requisite experience in the areas of RNAi, molecular and cellular biology, microbiology, amino acid, oligonucleotide and peptide chemistry, pharmacology, bioinformatics, as well as regulatory affairs and clinical development necessary to discover and develop tailored RNAi-based compounds designed to elicit specific therapeutic effects on a target-by-target basis. Our infrastructure provides for pre-clinical scale manufacturing of both siRNAs, short hairpin RNAs (shRNAs) and delivery materials, the comprehensive analysis and optimization of these compounds both individually and as drug candidates, the filing of Investigational New Drug Applications and clinical operations.

On July 21, 2010, we consummated the acquisition of Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company engaged in the development of novel products to deliver RNAi-based therapeutics. We completed the transaction by the issuance of approximately 9.9 million shares of our common stock in exchange for all outstanding equity securities of Cequent. Of the total shares issued, approximately 1.1 million of these shares were considered issued in exchange for the termination of the amounts loaned, including accrued interest, to us by Cequent and the warrants issued by us to Cequent under the Loan Agreement and Warrant Agreement. We also assumed all of the stock options and warrants of Cequent outstanding as of July 21, 2010. As a result of the merger, Cequent is now our wholly owned subsidiary.

We have multiple proprietary RNAi drug discovery platforms with the capability to deliver RNAi-based therapeutics via systemic, local and oral administration. In addition to our own, internally developed technologies, we strategically in-license and further develop RNAi- and delivery-related technologies, forming multiple drug discovery platforms. We are currently employing two proven RNAi platforms to down-regulate the expression of specific proteins that cause disease: (i) TauRNAi which is a combination of our proprietary UsiRNA (small interfering RNA [siRNA] modified with our Unlocked Nucleobase Analogs [UNA] chemistry) technology and our novel dialkylated amino acid-based liposome (DiLA2) delivery system; and (ii) TransKingdom RNAi™, or tkRNAi, which is an expressed RNA in a bacterial delivery system. These approaches give us the flexibility to optimize oral, systemic and local delivery of RNAi-based therapies to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease. With our recent acquisition of Cequent Pharmaceuticals, we expanded our oncology pipeline with a product for Familial Adenomatous Polyposis (FAP) — a genetic disorder that is a precursor to colon cancer — that will soon begin Phase 1 clinical testing under an Investigational New Drug application (IND) filed with the U.S. Food and Drug Administration (FDA). In order to protect our innovations, which encompass a broad platform of both RNAi constructs and delivery technologies, as well as the drug products that may emerge from that platform, we aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of RNAi-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) further validate our drug discovery platforms. Secondly, we expect to advance our own pipeline of RNAi-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. Our pipeline is focused in oncology and specifically in FAP, bladder cancer and liver cancer. With respect to collaborations and strategic partnerships, we are currently focused on our tauRNAi platform (proprietary UsiRNA constructs and DiLA2 delivery technology) as well as peptide delivery technologies. Collaborations and strategic partnerships are expected to range from early partnering efforts to licensing agreements to the development of therapeutic candidates. We expect to collaborate and establish strategic partnerships with companies who can take a drug candidate through to product commercialization by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We expect to structure certain of our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

We will continue to focus our R&D efforts on RNAi-based therapeutics, and continue to develop and expand our RNAi technologies and IP estate. As of November 2, 2010, we owned or controlled 61 issued or allowed patents, and 56 pending U.S. patent applications, including provisional patent applications, to protect our RNAi proprietary technologies.

We believe we have established ourselves as a leading RNAi-based therapeutics company by leveraging our broad and proven expertise in RNAi science and delivery to create multiple industry-leading RNAi drug discovery platforms, which are protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies and an IND filed with the FDA. Because of our collaborations and other agreements, we recognized revenue of approximately $14.5 million and $1.5 million in the nine months ended September 30, 2009 and 2010, respectively.

Cash Position, Going Concern and Recent Financings

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring losses and negative cash flows from operations, and have an accumulated deficit (approximately $284.9 million at September 30, 2010) and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, equipment financing facilities and loans.

At September 30, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $4.3 million and approximately $2.1 million in cash, including approximately $1.2 million in restricted cash. On March 31, 2010, in connection with the execution of the Cequent Merger Agreement, we entered into a Loan Agreement with Cequent pursuant to which, among other things, Cequent extended to us loans in the aggregate principal amount of $3.0 million to fund our operations prior to the proposed merger. On July 21, 2010, we consummated the merger with Cequent, and as a result the loans of $3.0 million plus accrued interest were forgiven and the warrants to purchase our common stock which were issued to Cequent in connection with the Loan Agreement terminated. Cequent raised approximately $5.0 million through the sale of shares of its preferred stock on July 21, 2010, which shares were converted into shares of our common stock at effective time of the merger. As a result of the merger, Cequent is now our wholly owned subsidiary. In November 2010, we raised proceeds of approximately $3.3 million in a registered direct offering of 1,795,000 shares of common stock and subscription investment units to purchase up to 2,423,550 shares of common stock. In addition, in November 2010, we received notification that we had been awarded three grants totaling approximately $0.7 million under the Qualified Therapeutic Discovery Grant funds under section 48D of the Internal Revenue Code. We believe that our current resources will be sufficient to fund our planned operations into the first quarter of 2011.

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

Cash flows

Our operating activities used cash of approximately $14.0 million in the nine months ended September 30, 2010, compared to using cash of approximately $3.8 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, cash used in operating activities related primarily to funding our net loss, partially offset by non-cash amortization of discount on notes payable, stock-based compensation, depreciation and amortization as well as changes in accounts payable, prepaid and other assets and accrued liabilities. Also included in the net loss for the nine months ended September 30, 2010 was approximately $3.8 million of R&D expense related to the acquisition of the intellectual property of Novosom AG. This was recorded as a non-cash expense as we issued an aggregate of 1,419,487 shares of our common stock to Novosom as consideration for the acquired intellectual property. In the nine months ended September 30, 2009, cash used in operating activities related primarily to amounts received under our license agreements offset by funding operating expenses. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $4.5 million in the nine months ended September 30, 2010, compared to providing cash of approximately $2.2 million in the nine months ended September 30, 2009. In 2010 cash provided by investing activities was primarily the result of cash received in the Cequent acquisition. In accordance with the merger agreement, Cequent was required to have a cash balance of at least $5.1 million minus the amount of Cequent’s ordinary course operating expenses from June 2, 2010 through the closing date of the merger, July 21, 2010. In 2009 cash provided by investing activities was primarily the result of sales of property and equipment and changes in restricted cash.

Our financing activities provided cash of approximately $9.6 million in the nine months ended September 30, 2010 compared to approximately $4.0 million in the nine months ended September 30, 2009. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of equipment financing facilities and notes payable and proceeds from exercises of stock options and warrants. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds were used to pay off notes payable in January 2010. We borrowed $3.0 million from Cequent to fund our operations prior to the merger. On July 21, 2010, we consummated the merger with Cequent, and as a result the loans of $3.0 million plus accrued interest were forgiven and the warrants to purchase our common stock which were issued to Cequent in connection with the Loan Agreement terminated. We received proceeds of approximately $2.7 million from the exercise of warrants and options during the nine months ended September 30, 2010. In the nine months ended September 30, 2009, we raised net proceeds of approximately $9.3 million through an offering of shares of common stock and warrants to purchase common stock, and paid off our note payable with GECC which used cash of approximately $5.5 million.

Recent Financing Activities

In August 2010, we filed a universal shelf registration statement with the SEC which was declared effective by the SEC in September 2010. Under the shelf registration statement, we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities.

In November 2010, we raised proceeds of approximately $3.3 million in a registered direct offering of 1,795,000 shares of common stock and subscription investment units to purchase up to 2,423,550 shares of common stock. In addition, in November 2010, we received notification that we had been awarded three grants totaling approximately $0.7 million under the Qualified Therapeutic Discovery Grant funds under section 48D of the Internal Revenue Code.

Summary

We believe that our current resources are sufficient to fund our planned operations into the first quarter of 2011. We based our estimate on the receipt of planned funding and our ability to perform planned R&D activities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interests of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs.

Consolidated Results of Operations

Comparison of Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Revenue
License and other revenue	$64	$1,130	$1,066	1,666%	$14,524	$1,507	$(13,017)	(90)%
Operating expenses
Research and development	3,319	7,500	4,181	126%	11,775	14,936	3,161	27%
Selling, general and administrative	3,478	3,956	478	14%	7,836	8,763	927	12%
Restructuring	118	460	342	290%	429	746	317	74%

Total operating expenses	6,915	11,916	5,001	72%	20,040	24,445	4,405	22%
Interest income	1	—	(1)	(100)%	4	—	(4)	(100)%
Interest and other expense	—	(321)	(321)	—%	(311)	(1,645)	(1,334)	429%
Change in fair value liability for price adjustable warrants	(160)	2,806	2,966	(1,854)%	(2,092)	2,691	4,783	(229)%
Gain on settlement of liabilities, net	—	29	29	—%	654	29	(625)	(96)%

Net loss	$(7,010)	$(8,272)	$(1,262)	(18)%	$(7,261)	$(21,863)	$(14,602)	201%

Comparison of the Three and Nine months ended September 30, 2009 to the Three and Nine months ended September 30, 2010

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cypress Bioscience	—	67%	—	50%
Par Pharmaceuticals	95%	12%	1%	22%
Undisclosed Partner #1	—	—	—	3%
Undisclosed Partner #2	—	—	—	2%
Pfizer	—	2%	—	3%
Novartis	—	—	52%	—
Roche	—	—	34%	—
Amylin	—	—	7%	—
QOL Medical, LLC	—	—	6%	—
Other	5%	19%	—	20%

Total	100%	100%	100%	100%

License and other revenue. License and other revenue increased in the three months ended September 30, 2010 to approximately $1.1 million compared to approximately $0.1 million in the prior year period. In the three months ended September 30, 2010 revenue included $750,000 for the sale of assets relating our former intranasal program for carbetocin, for the treatment of autism. In the nine months ended September 30, 2010 revenue decreased to approximately $1.5 million compared to $14.5 million in the prior year period. In the nine months ended September 30, 2009 license and other revenue was primarily from licensing our RNAi platforms, including revenue of approximately $7.3 million from Novartis and $5.0 million from Roche as well as a $1.0 million milestone payment received from Amylin, recognition of approximately $0.7 million in deferred revenue under the QOL agreement and revenue recognized under the asset purchase agreement with Par. In the three months ended September 30, 2010 we recognized revenue of approximately $0.1 million as earn-out payments for commercial sales of calcitonin and we recognized approximately $0.2 million in services revenue under other agreements. In the nine months ended September 30, 2010 we recognized revenue of approximately $0.3 million as earn-out payments for commercial sales of calcitonin and we recognized approximately $0.4 million in services revenue under other agreements.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2010 decreased compared to the prior year periods, due to the following:

•

Personnel-related expenses increased by 49% and 27% to approximately $1.7 million and $4.6 million in the three and nine months ended September 30, 2010 compared to approximately $1.2 million and $3.6 million in the three and nine months ended September 30, 2009 due to an increase in headcount as a result of the acquisition of Cequent Pharmaceuticals, and an increase in accrued expenses for incentive compensation and recruiting expenses.

•

Costs of pre-clinical studies, lab supplies, consulting, and outside testing and services increased by 34% and 52% to approximately $0.9 million and $2.0 million in the three and nine months ended September 30, 2010 compared to approximately $0.6 million and $1.3 million in the three and nine months ended September 30, 2009 as we advanced our programs for RNAi therapeutics.

•

Patent license fees were approximately $3.8 million and $5.1 million in the three and nine months ended September 30, 2010 compared to $25,000 and $3.6 million in the prior year periods. The 2010 periods included approximately $3.8 million related to licensing Novosom’s SMARTICLES® liposomal-based delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UsiRNA therapeutics. The nine month period ended September 30, 2009 included approximately $2.0 million in license fees incurred in connection with an amendment to the agreement with Ribotask which eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology.

•

Facilities and equipment costs decreased by 26% and 19% to approximately $0.9 million and $2.6 million in the three and nine months ended September 30, 2010 compared to approximately $1.2 million and $3.3 million in the three and nine months ended September 30, 2009 due to a decrease in depreciation expense and related maintenance and calibration costs as a result of the sale or retirement of excess equipment, offset in part by an increase in rent due to the addition of the facility leased in Cambridge which was acquired as part of the acquisition of Cequent Pharmaceuticals. Depreciation expense included in facilities and equipment costs in the three and nine months ended September 30, 2010 was approximately $0.3 million and $0.8 million, compared with approximately $0.5 million and $1.3 million in the three and nine months ended September 30, 2009.

•

Stock-based compensation included in R&D expense was approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2010 compared to approximately $0.3 million and $14,000 in the three and nine months ended September 30, 2009. The nine-month period ended September 30, 2009 included the accounting impact of forfeitures of stock options and restricted stock awards in the prior year.

•	R&D expense by project, as a percentage of total R&D project expense, was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
RNAi Projects	100%	100%	96%	100%
Legacy Intranasal Projects	—%	—%	4%	—%

Total	100%	100%	100%	100%

We expect our R&D expenses to increase for the remainder of 2010 as we advance our programs for RNAi therapeutics. Our current strategy is focused on entering into collaborations with third parties to participate in the development and, ultimately the commercialization of our RNAi technology.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs increased in the quarter ended September 30, 2010 compared to the prior year quarter due to the following:

•

Personnel-related expenses increased by 28% and 20% to approximately $1.3 million and $2.6 million in the three and nine months ended September 30, 2010 compared to approximately $1.0 million and $2.2 million in the three and nine months ended September 30, 2009 due to an increase in severance costs.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 9% to approximately $1.4 million in the three months ended September 30, 2010 compared to approximately $1.3 million in the three months ended September 30, 2009, due to higher fees for outside consultants. In the nine months ended September 30, 2010, these costs decreased by 11% to approximately $3.1 million compared to approximately $3.5 million in the prior year period, due primarily to cost containment efforts.

•

Included in selling, general and administrative expense in the three and nine months ended September 30, 2010 is approximately $0.5 million and $1.4 million in transaction costs incurred in connection with our acquisition of Cequent. Transaction costs are expensed as incurred and no merger-related transaction costs were incurred in 2009.

•

Facilities and equipment costs decreased by 17% and 43% to approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2010 compared to approximately $0.2 million and $0.8 million in the three and nine months ended September 30, 2009 due to a decrease in rent and related expenses as a result of facilities consolidation.

•

Stock-based compensation included in selling, general and administrative expense was approximately $0.6 million and $1.1 million in the three and nine months ended September 30, 2010 compared to $1.0 million and $1.3 million in the three and nine months ended September 30, 2009. The expense in the 2009 periods was higher due to the expense recognized to accelerate vesting of certain options for terminated employees and the modification of those options to extend the amount of time to exercise.

We expect selling, general and administrative expenses to decrease for the remainder of 2010 as the nine months ended September 30, 2010 included significant transaction expenses incurred in connection with the merger with Cequent.

Restructuring. Restructuring expense was approximately $0.5 million and $0.7 million in the three and nine months ended September 30, 2010 compared to $0.1 million and $0.4 million in the same periods of 2009 to reflect our current assumptions used to calculate the accrued restructuring liability for future net payments to be made on the lease for our exited facility based on current sublease rental conditions.

Interest income. The decrease in interest income in the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to lower average interest rates earned on our cash and restricted cash.

Interest and other expense. In 2010 we incurred interest expense on our notes payable. In the nine months ended September 30, 2009 we incurred interest expense on our capital lease obligations which were converted to notes payable in January 2009 and paid off in June 2009. Interest and other expense was approximately $0.3 million and $1.6 million in the three and nine months ended September 30, 2010 compared to zero and $0.3 million in the same periods of 2009. Although the average borrowings were lower in 2010, the 2010 expense amount increased over the prior year period due to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with the notes payable, which were recorded as debt discount. In July 2010 we acquired Cequent and accordingly our $3.0 million in notes payable to Cequent was forgiven along with accrued interest thereon. We expect interest and other expense to decrease for the remainder of 2010 as a result of the forgiveness of the notes payable to Cequent.

Change in fair value liability for price adjustable warrants. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable warrants. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The net change in fair value liability for price adjustable warrants was income of approximately $2.8 million and $2.7 million in the three and nine months ended September 30, 2010, compared to expense of approximately $0.2 million and $2.1 million in the same periods of 2009. The income for the quarter ended September 30, 2010 is primarily due to a decrease in our stock price from $3.60 per share as of the beginning of quarter compared to $2.39 per share as of September 30, 2010. The income for the nine months ended September 30, 2010 is primarily due to a decrease in our stock price from $3.24 per share as of the beginning of the year compared to $2.39 per share as of September 30, 2010. The expense for the quarter ended September 30, 2009 is due primarily to an increase in our stock price from $5.52 per share as of the beginning of the quarter to $5.60 per share as of September 30, 2009. The expense for the nine months ended September 30, 2009 is due primarily to an increase in our stock price from $1.36 per share as of the beginning of 2009 to $5.60 per share as of September 30, 2009.

Gain on settlement of liabilities, net. In the three and nine months ended September 30,, 2010, we recorded a gain of approximately $29,000 related to the issuance of shares of stock to settle amounts due to a vendor. In the nine months ended September 30, 2009 we recorded a net gain on settlement of liabilities of approximately $0.7 million. This included a gain of approximately $0.7 million relating to the amendment of our agreement regarding severance. In addition, we recorded a gain of approximately $0.2 million related to the issuance of shares of stock valued at approximately $0.4 million to eight of our vendors to settle amounts due to these vendors of approximately $0.6 million in total. These gain amounts were partially offset by a lease termination fee of approximately $0.2 million incurred pursuant to the termination of our lease agreement with GECC and subsequent refinance of the amounts due under our Loan and Security Agreement with GECC.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of
SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 15, 2010.

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