Form 10-Q
period 2011-03-31
Marina Biotech, Inc.
filed 2011-05-16
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 13, 2011	Common stock — $0.006 par value	34,599,555

MARINA BIOTECH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	March 31, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$1,066	$1,124
Restricted cash	1,017	1,157
Accounts receivable	59	—
Prepaid expenses and other current assets	818	721

Total current assets	2,960	3,002
Property and equipment, net of accumulated depreciation and amortization of $8,081 and $8,442	3,695	3,334
Intangible assets	22,734	22,734
Other assets	54	54

Total assets	$29,443	$29,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,922	$3,315
Accrued payroll and employee benefits	781	844
Other accrued liabilities	1,225	1,196
Accrued restructuring — current portion	312	615
Deferred revenue	34	347

Total current liabilities	6,274	6,317
Accrued restructuring, net of current portion	148	—
Deferred rent and other liabilities	1,384	1,356
Fair value liability for price adjustable subscription investment units	1,483	568
Fair value liability for price adjustable warrants	1,783	399
Deferred tax liabilities	1,202	1,202

Total liabilities	12,274	9,842

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 27,800,748 shares issued and outstanding as of December 31, 2010 and 34,549,555 shares issued and outstanding as of March 31, 2011	307,939	313,717
Accumulated deficit	(290,770)	(294,435)

Total stockholders’ equity	17,169	19,282

Total liabilities and stockholders’ equity	$29,443	$29,124

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2011
	(In thousands, except per share data)
Revenue	$184	$214

Operating expenses:
Research and development	3,599	3,350
Selling, general and administrative	2,559	1,903
Restructuring	26	228

Total operating expenses	6,184	5,481

Loss from operations	(6,000)	(5,267)

Other income (expense):
Interest and other expense	(780)	—
Change in fair value liability for price adjustable warrants and subscription investment units	(2,710)	1,602

Total other income (expense), net	(3,490)	1,602

Net loss	$(9,490)	$(3,665)

Net loss per common share — basic and diluted	$(0.80)	$(0.12)

Shares used in computing net loss per share — basic and diluted	11,832	31,090

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2010	27,800,748	$307,939	$(290,770)	$17,169
Proceeds from the issuance of common shares and warrants, net	6,375,000	4,520	—	4,520
Shares issued in connection with amendment of license agreement	113,766	80	—	80
Proceeds from the exercise of subscription investment units	225,000	166	—	166
Reclassification of fair value of price adjustable subscription investment units from liability to equity upon exercise	—	77	—	77
Reclassification of fair value of price adjustable warrants from liability to equity upon elimination of price adjustment feature	—	620	—	620
Proceeds from employee stock purchase plan purchases	35,041	21	—	21
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	—	294	—	294
Net loss	—	—	(3,665)	(3,665)

Balance March 31, 2011	34,549,555	$313,717	$(294,435)	$19,282

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Operating activities:
Net loss	$(9,490)	$(3,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	483	294
Depreciation and amortization	437	361
Non-cash research and development expense	—	30
Non-cash amortization of discount on notes payable and debt issuance costs	770	—
Non-cash restructuring expense	—	203
Accretion of restructuring liability	26	25
Change in fair value of price adjustable warrants and subscription investment units	2,710	(1,602)
Changes in assets and liabilities:
Accounts receivable	84	59
Prepaid expenses and other assets	190	97
Accounts payable	80	(607)
Deferred revenue	126	313
Accrued expenses and deferred rent and other liabilities	174	56
Accrued restructuring	—	(73)

Net cash used in operating activities	(4,410)	(4,509)

Investing activities:
Change in restricted cash	(158)	(140)
Purchases of property and equipment	(126)	—

Net cash used in investing activities	(284)	(140)

Financing activities:
Proceeds from sales of common shares and warrants, net	4,943	4,520
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	2,633	187
Payments on note payable	(1,000)	—

Net cash provided by financing activities	6,576	4,707

Net increase in cash	1,882	58
Cash — beginning of year	748	1,066

Cash — end of period	$2,630	$1,124

Non-cash financing activities:
Issuance of common stock to settle liabilities	$55	$80

Supplemental disclosure:
Cash paid for interest	$10	$—

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and 2010 (Unaudited)

Note 1 — Business, Going Concern and Basis of Preparation and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of oligonucleotide therapies based on gene silencing approaches such as RNA interference (“RNAi”) and blocking messenger RNA (“mRNA”) transcription. Our goal is to improve human health through the development of these nucleic acid-based therapeutics as well as the drug delivery technologies that together provide superior treatment options for patients. We have multiple proprietary technologies integrated into a broad oligonucleotide-based drug discovery platform, with the capability to deliver these novel therapeutics via systemic, local and oral administration to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease.

Our pipeline includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and two preclinical programs in malignant ascites and bladder cancer. In February 2011, we entered into an exclusive agreement with Debiopharm S.A. (“Debiopharm”) for the development and commercialization of the bladder cancer program.

Our team of approximately 30 scientists brings expertise in molecular and cellular biology, microbiology, oligonucleotide, nucleoside, lipid, peptide and alkylated amino acid chemistry, pharmacology, bioinformatics, pre-clinical and clinical development, in addition to an experienced pharmaceutical management team.

In addition to our own, internally developed technologies, we strategically in-license and further develop nucleic acid- and delivery-related technologies, forming an integrated drug discovery platform. We are currently employing our platform for the discovery of multiple nucleic-acid based therapeutics including RNAi-, microRNA- and single stranded oligonucleotide-based drugs.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, we had an accumulated deficit of approximately $294.4 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

At March 31, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $3.3 million and approximately $2.3 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations into the second quarter of 2011.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

In August 2010, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in September 2010. Under the shelf registration statement, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. We accessed this universal shelf registration statement in connection with our November 2010 issuance of common stock and subscription investment units, and our February 2011 public offering of common stock and warrants. On March 25, 2011, we filed a registration statement on Form S-1 with the SEC to register the issuance of our common stock and warrants, which registration statement was declared effective by the SEC on May 11, 2011.

The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional cash when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended

December 31, 2010 states that we have incurred recurring losses and have an accumulated deficit, and have had negative cash flows from operations, that raise substantial doubt about our ability to continue as a going concern.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any future period.

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

We currently measure and report at fair value our accrued restructuring liability using discounted estimated cash flows, and the liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Balance at March 31, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Accrued restructuring	$615	—	—	$615
Fair value liability for price adjustable warrants	399	—	—	399
Fair value liability for price adjustable subscription investment units	568	—	—	568

Total liabilities at fair value	$1,582	—	—	$1,582

The following presents activity in our accrued restructuring liability determined by Level 3 inputs (in thousands):

Facility Related Charges
Balance, December 31, 2010	460
Accruals	203
Payments in cash and other decreases	(73)
Accretion	25

Balance, March 31, 2011	$615

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,783	$1.43	$1.55	127%	4.4	1.8%
Reclassification to equity upon elimination of price adjustment feature	(620)	1.06	1.09	122%	4.8	2.3%
Change in fair value included in statement of operations	(764)

Balance at March 31, 2011	$399	$0.74	$0.70	136%	3.8	1.8%

The following presents activity of the fair value liability of price adjustable subscription investment units determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,483	$1.33	$1.55	79%	1.2	0.3%
Reclassification to equity upon exercise	(77)	0.74	0.90	75%	1.0	0.3%
Change in fair value included in statement of operations	(838)

Balance at March 31, 2011	$568	$0.56	$0.70	73%	0.9	0.3%

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

Business combinations and allocation of purchase consideration — Accounting guidance requires that most assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. Market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Accounting guidance requires that the fair value of in-process research and development (“IPR&D”) projects acquired in a business combination be recorded on the balance sheet regardless of the likelihood of success as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until completion or abandonment of the related project. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the projects below their respective carrying amounts. If and when it were determined that identified intangible assets were impaired, an impairment charge would be recorded then. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that date.

Identifiable intangible assets — Intangible assets associated with in-process research and development (“IPR&D”) projects acquired in business combinations are not amortized until approval is obtained in a major market, typically either the U.S. or the European Union, or in a series of other countries, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

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

	Three months ended March 31,
	2010	2011
Stock options outstanding	2,083,683	2,627,611
Unvested restricted stock	4,230	—
Warrants	3,133,385	4,944,347
Subscription investment units	—	2,198,550

Total	5,221,298	9,770,508

Note 2 — Acquisition of Cequent Pharmaceuticals, Inc.

On July 21, 2010, we acquired Cequent Pharmaceuticals, Inc. (“Cequent”), a privately-held company engaged in development of novel products to deliver RNAi-based therapeutics. We completed the transaction by issuance of 9,882,853 shares of our common stock in exchange for all outstanding equity securities of Cequent. Of the total shares issued, 1,110,440 were considered issued in exchange for the termination of the amounts loaned, including accrued interest, to us by Cequent and the termination of warrants issued by us to Cequent under the Loan Agreement and Warrant Agreement. We also assumed all of the stock options of Cequent outstanding as of the acquisition date.

Cequent is now our wholly-owned subsidiary. The merger was accounted for as a business combination utilizing the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed were added to ours and recorded as of the acquisition date, at their respective fair values. Our financial statements and reported results of operations issued after the merger reflect these values, but have not been retroactively restated to reflect the historical financial position or results of operations of Cequent. The results of operations of Cequent since July 21, 2010 have been included in our consolidated statements of operations.

As of March 31, 2011, acquisition accounting is preliminary as our management has not yet obtained all of the information that it has arranged to obtain and that is known to be available. We are still in process of obtaining additional information needed to finalize matters pertaining to income taxes. The income tax matters include obtaining the Cequent pre-acquisition 2010 tax return. As of March 31, 2011 a valuation allowance has been recorded in purchase accounting against all acquired deferred tax assets not otherwise offset by deferred tax liabilities.

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

The following summarizes the allocation of assets acquired and liabilities assumed at July 21, 2010 (in thousands):

Cash	$5,063
Prepaid and other assets	566
Property and equipment	302
Intangible assets—IPR&D	22,734
Accounts payable and accrued liabilities	(437)
Deferred tax liabilities, net	(1,202)

Total consideration transferred	$27,026

Identifiable intangible assets — A substantial portion of the assets acquired have been allocated to identifiable intangible assets related to in-process research and development projects identified by management. Our management has estimated acquisition-date fair values of these intangible assets based on a number of factors. Utilizing the income approach, a discounted cash flow model using forecasted operating results related to the identified intangible assets, fair value was $19.3 million for Familial Adenomatous Polyposis and $3.4 million for Transkingdom RNAi, a total of $22.7 million.

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

Pro Forma Information (unaudited) — The following unaudited pro forma information presents the combined revenues and net loss of Marina Biotech and Cequent for the three months ended March 31, 2010 as if the acquisition of Cequent had occurred as of the beginning of 2010. This pro forma information does not include any adjustments related to restructuring or one-time charges, potential profit improvements, potential cost savings or other costs which may result from combining the operations. Accordingly, these unaudited pro forma revenues and net loss are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred as of the beginning of the periods presented nor are they intended to represent or be indicative of future results of operations. The unaudited pro forma results of operations information is as follows (in thousands):

Three months ended March 31, 2010
Revenue	$328

Net loss	$(10,401)

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2010	2011
Astra Zeneca	—	28%
Debiopharm	—	25%
Par Pharmaceuticals	49%	—
Undisclosed Partner #1	20%	23%
Undisclosed Partner #2	16%	—
Other	15%	24%

Total	100%	100%

Note 4 — Accrued Restructuring

Prior to 2009 we restructured our operations to focus on our RNAi programs by reducing our workforce related to our former intranasal drug delivery business and by exiting one of our facilities. We recorded a restructuring liability, representing estimated future payments due under the lease, net of anticipated future sublease payments, which was discounted using a credit-adjusted risk-free interest rate. In 2009, we amended our lease to reduce our lease obligations by approximately $1.9 million, and we issued 375,000 shares of our common stock to the landlord. In addition, in 2009, the landlord leased approximately 37% of the exited facility, and we terminated the lease with respect to this portion of the premises. In December 2010, we reduced our rent obligations further by amending our lease, which reduced our future lease obligations by approximately $4.1 million, and we issued 2,115,727 shares of our common stock to the landlord.

We recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs in the amounts of $26,000 and $228,000 in the three months ended March 31, 2010 and 2011, respectively. The accrued restructuring liability is subject to management’s assumptions and estimates, as well as changes in facts and circumstances. We currently measure and report at fair value the accrued restructuring liability using Level 3 inputs, which are estimates and assumptions developed by us, and reflect those that a market participant would use. In addition to the interest rate used, which is currently 23%, the assumptions as to estimated future payments and estimated future sublease payments significantly impact the accrual and actual results may differ from our estimates. As of March 31, 2011, the balance of our accrued restructuring liability is approximately $0.6 million. We expect to incur approximately $0.1 million in additional accretion expense through the expiration of this lease in 2016.

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

In February 2011, under a $50 million shelf registration statement which was declared effective by the SEC in September 2010, we received net proceeds of approximately $4.5 million from an offering of units comprised of 6,375,000 shares of common stock together with warrants to purchase up to 1,113,075 shares of our common stock at a purchase price of $0.80 per unit.

Warrants — In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock, some of which provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations.

On February 7, 2011, the exercise price of warrants to purchase 686,260 shares which were issued in November 2010 was adjusted to $1.06 per share and these warrants are no longer subject to further adjustment.

In February 2011, we issued warrants to purchase 1,113,075 shares of common stock at $0.80 per share. The warrants are exercisable until February 15, 2018 and are not subject to repricings. As a result of the issuance of common stock and warrants at a price of $0.80 per share, 687,500 warrants previously outstanding that were issued in June 2009 were repriced to $0.80 per share. In addition, warrants assumed in the Cequent acquisition were adjusted from a price of $1.75 per share to $1.59 per share, and the number of shares purchasable under the warrants was adjusted from 10,556 shares to 11,627 shares.

The following summarizes warrant activity during the three months ended March 31, 2011:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2010	3,830,201	$4.64
Warrants issued	1,114,146	0.80

Warrants outstanding, March 31, 2011	4,944,347	$3.50

Subscription investment units — In November 2010, we issued subscription investment units to purchase during the 16-month period following the date of issuance, an aggregate of 2,423,550 shares of common stock at a per share exercise price equal to the lesser of (i) $2.21, and (ii) 90% of the quotient of (x) the sum of the three lowest volume-weighted average price (“VWAP”) of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three (3). If after 120 calendar days from the closing date certain conditions are satisfied, including that the closing price of our common stock exceeds $4.78 for 10 consecutive trading days, and the daily volume of our common stock on each of such 10 consecutive trading days is greater than 400,000 shares per day, we shall have the right to require the buyers to exercise their Subscription Units upon five days’ written notice. The following summarizes subscription investment unit activity during the three months ended March 31, 2011.

	Unit Shares	Weighted Average Exercise Price
Subscription investment units outstanding, December 31, 2010	2,423,550	$1.25
Subscription investment units exercised	(225,000)	0.74

Subscription investment units outstanding, March 31, 2011	2,198,550	$0.56

Note 6 — Stock Incentive Plans

At March 31, 2011 options to purchase up to 2,627,611 shares of our common stock were outstanding and 1,005,004 shares were available for future grants or awards under our various stock incentive plans. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of March 31, 2011 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended March 31,
	2010	2011
Stock-based compensation:
Research and development	$184	$101
Selling, general and administrative	299	193

Total stock-based compensation	$483	$294

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

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2010	2,641,059	$6.93
Options granted	1,000	1.59
Options exercised	—	—
Options expired	(14,448)	1.25
Options forfeited or cancelled	—	—

Outstanding at March 31, 2011	2,627,611	$6.96	6.6 years	$—

Exercisable at March 31, 2011	2,086,685	$7.38	6.1 years	$—

The per-share fair value of stock options granted was approximately $3.20 and $1.34 in the three months ended March 31, 2010 and 2011, respectively, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended March 31,
	2010	2011
Expected dividend yield	0%	0%
Risk free interest rate	3.0%	2.4%
Expected stock volatility	111%	112%
Expected option life	6.0 years	6.0 years

As of March 31, 2011, we had approximately $1.2 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.4 years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2011 is based on the $0.70 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.70 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at March 31, 2011 which had an exercise price less than $0.70. In the three months ended March 31, 2010, stock options to purchase 18,750 shares were exercised which had an intrinsic value of approximately $0.1 million. There were no stock options exercised in the three months ended March 31, 2011. The total grant date fair value of options that vested during the three months ended March 31, 2010 and March 31, 2011 was approximately $0.2 million and $0.4 million, respectively.

Non-Employee Option Grants — We have granted stock options to non-employee members of our Scientific Advisory Board. In addition, as part of the Cequent acquisition, we assumed stock options granted to non-employees which were converted to stock options for 79,642 shares of Marina Biotech common stock. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these stock options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. We recognized expense of approximately $42,000 and $1,000 in the three months ended March 31, 2010 and March 31, 2011, respectively, relating to options granted to non-employees.

Restricted Stock Awards — We have issued shares of restricted stock to certain employees and members of our Board pursuant to our 2004 Stock Incentive Plan. We have not granted any restricted stock awards since 2008 and currently have no plans to issue additional restricted stock awards. As of December 31, 2010, there were 935 unvested shares of restricted stock outstanding. These shares vested in the three months ended March 31, 2011 and there are no restricted stock awards remaining to vest.

Non-cash compensation expense for restricted stock awards is recognized on a straight-line basis over the applicable vesting periods based on the fair value of the restricted stock on the grant date. As of March 31, 2011, there is no unrecognized compensation cost related to unvested restricted stock awards. Stock-based compensation expense recorded and the fair value of restricted stock vested was not material for the three month periods ended March 31, 2010 and March 31, 2011.

Employee Stock Purchase Plan — As of March 31, 2011, a total of 150,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 112,150 have been issued to date. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $17,000 and $9,000 in the three months ended March 31, 2010 and March 31, 2011, respectively.

Note 7 — Contractual Agreements

RNAi-related

Debiopharm S.A. — In February 2011, we entered into a Research and License Agreement (the “Agreement”) with Debiopharm S.A., a Swiss corporation (“Debiopharm”), pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer, for all uses in humans and animals for the prevention and treatment of superficial (non-muscle invasive) bladder cancer, in consideration of the payment by Debiopharm to us of up to $24 million based on predefined research and development milestones, royalties from the sales of products resulting under the Agreement and sublicensing payments. Among other things, the Agreement provides for certain licenses of our UsiRNA and liposomal technologies. Debiopharm will have full responsibility for the development and commercialization of any products arising from the partnership, and will fund our research and development costs up to an agreed upon amount for the bladder cancer program beginning in February 2011. Either party may terminate the agreement for material breach by the other party (subject to a 60-day cure period) or upon certain events involving bankruptcy or insolvency of the other party. Debiopharm may terminate the agreement without cause during the research period on 60 days’ prior written notice to us, and may also terminate the agreement for scientific, technical regulatory or economic reasons after the research period but before marketing authorization on 90 days’ prior written notice to us or after a marketing authorization is granted on 180 days’ prior written notice to us. Upon termination, Debiopharm is obligated to make all payments accrued as of the effective date of termination.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million due in equal portions in April and July 2010, which were included in research and development expense in 2010 and have been paid in full. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of March 31, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

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

Subject to the meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make product development milestone payments of up to $425,000 in the aggregate for each product developed under a licensed patent under this agreement. As of March 31, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The royalty payment required to be made by us to the University of Michigan under this agreement is a percentage of net sales in the low single digits.

We sublicensed the IP under this agreement to Novartis on a nonexclusive basis in March 2009, at which time we paid an additional one–time fee of $362,500 to the University of Michigan, which eliminated the obligation to pay the University of Michigan any future royalties or milestones with respect to the Novartis sublicense. This fee was included in research and development expense.

This agreement will terminate on the expiration date of the last to expire patent licensed under the agreement, which expiration date is in 2019. Under the agreement, we agreed to use diligent and commercially reasonable efforts to exploit the patent rights and bring licensed products to market. If we fail to meet certain research and development milestones, the University of Michigan may terminate the agreement subject to a 30 day cure period. In addition, the University of Michigan may terminate this license upon written notice if the first commercial sale of a product does not occur on or before May 2017. We may terminate this agreement at any time upon 90 days’ written notice.

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. In 2010, we extended the term of the agreement and it will now terminate in June 2012. Either party may terminate the agreement for material breach by the other party, subject to a 30-day cure period.

Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of March 31, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

Ribotask ApS. — In June 2009, we announced the revision of the October 2008 agreement in which we had acquired the intellectual property related to Unlocked Nucleobase Analogs (“UNA”) from Ribotask ApS, a privately held Danish company. The original agreement provided us with exclusive rights for the development and commercialization of therapeutics incorporating UNAs. The amended agreement eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology. Our UsiRNA construct has been verified in multiple cell and in vivo models to be highly potent and efficacious for RNAi. Substitution of UNA within siRNA, creating the UsiRNA construct, has been shown to provide greater target specificity.

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

In June 2010, we expanded our rights under the previous agreement with Ribotask to include exclusive rights to the development and commercialization of UNA-based diagnostics. In connection with this amendment, we agreed to pay Ribotask $750,000 in three equal payments of $250,000 each. In March 2011, the agreement was amended to change the payment terms for the diagnostic rights. The first payment of $250,000 was made in November 2010. The remaining payments will be made as follows: a payment of $50,000 at execution of the amendment with the remaining $400,000 to be paid in eight monthly payments of $50,000 beginning May 1, 2011. In addition we issued 113,766 shares of our common stock valued at approximately $80,000 to Ribotask on March 3, 2011, which shares have been registered for resale on a registration statement on Form S-3 that we filed on March 14, 2011.

In connection with our agreements, as amended, we granted Ribotask a royalty-bearing, world-wide exclusive license to use the assigned patents to develop and sell products intended solely for use as reagents or for testing. The royalty rates to be paid to us by Ribotask are a percentage in the low single digits.

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

University of British Columbia — In November 2009, we expanded and extended a previous agreement established in 2008 with University of British Columbia/Vancouver Prostate Centre (“VPC”) in the area of bladder cancer. The VPC is a National Centre for Excellence for translational research and this agreement provides us access to cutting-edge bladder cancer models and evaluation techniques and interactions with world-renowned researchers and clinicians. Data derived from studies conducted under this agreement have already demonstrated the potency of UsiRNAs and DiLA2 -based delivery for inhibition of target mRNA and reduction in tumor growth. The focus of the expanded agreement will be the evaluation of additional critical targets in bladder cancer and the therapeutic impact on tumor biology and growth. The research agreement requires that we make payments for work completed under an agreed work plan. Through March 31, 2011, we have recognized approximately $0.2 million as research and development expense under this agreement. The agreement may be terminated by either party with 90 days’ written notice. The current contract period has been extended and will now terminate November 30, 2011.

Intranasal related

Cypress Bioscience, Inc. — In August 2010, we entered into an Asset Purchase Agreement with Cypress Bioscience, Inc. (“Cypress”) under which Cypress acquired our patent rights and technology related to carbetocin, a long-acting analog of oxytocin, a naturally produced hormone that may benefit individuals with autism. Under the agreement, we received an upfront payment of $750,000 and we could receive milestone payments up to $27 million. Cypress will be responsible for all future development and IP related expenses. In addition, Cypress will pay us royalties, in single digit percentages, based on commercial sales.

Par Pharmaceutical — In 2009, we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par was terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin nasal spray for osteoporosis. We received $0.8 million in cash and were entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. We recognized approximately $0.1 million in revenue relating to earn-out payments based on commercial sales of calcitonin in the first quarter of 2010. In December 2010, we entered into an amendment of the Asset Purchase Agreement under which Par agreed to pay us a lump-sum cash payment of $700,000 in lieu of profit sharing for the remainder of the earn-out payment period, which we recognized as revenue in 2010.

Amylin Pharmaceuticals, Inc. — In January 2009 we amended our 2006 License Agreement with Amylin Pharmaceuticals, Inc. for the development of intranasal exenatide. The License Agreement, as amended, provides for an accelerated $1.0 million milestone payment to us in January 2009, a reduction in the aggregate amount of milestone payments that could be due to us from $89 million to $80 million, and a reduction in the percentage royalty rate payable upon commercial sales of a product to the low single digits. Additionally, as a result of the amendment, we are no longer responsible for any further development of the nasal spray formulation of intranasal exenatide or its manufacture. Either party may terminate the agreement for breach of any material provision of the agreement upon 60 days’ notice of the breach and subject to a 60 day cure period. Amylin may also terminate the agreement upon 90 days’ written notice.

Note 8 — Income Taxes

We continue to record a valuation allowance in the full amount of net deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the change in valuation allowance.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional funding; (ii) the ability of our company to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a biotechnology company focused on the discovery, development and commercialization of oligonucleotide therapies based on gene silencing approaches such as RNA interference (“RNAi”) and blocking messenger RNA (“mRNA”) transcription. Our goal is to improve human health through the development of these nucleic acid-based therapeutics as well as the drug delivery technologies that together provide superior treatment options for patients. We have multiple proprietary technologies integrated into a broad oligonucleotide-based drug discovery platform, with the capability to deliver these novel therapeutics via systemic, local and oral administration to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease.

Our pipeline includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and two preclinical programs in malignant ascites and bladder cancer, respectively. In February 2011, we entered into an exclusive agreement with Debiopharm S.A. (Debiopharm) for the development and commercialization of the bladder cancer program.

Our team of approximately 30 scientists brings expertise in molecular and cellular biology, microbiology, oligonucleotide, nucleoside, lipid, peptide and alkylated amino acid chemistry, pharmacology, bioinformatics, pre-clinical and clinical development, in addition to an experienced pharmaceutical management team.

In addition to our own, internally developed technologies, we strategically in-license and further develop nucleic acid- and delivery-related technologies, forming an integrated drug discovery platform. We are currently employing our platform for the discovery of multiple nucleic-acid based therapeutics including RNAi-, microRNA- and single stranded oligonucleotide-based drugs.

Our business strategy is two-fold. First, we strive to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies in the area of nucleic acid-based therapeutics to: (1) generate revenue and non-dilutive financing; (2) gain access to technical resources; and (3) further validate our drug discovery platforms. Secondly, we expect to advance our own pipeline of nucleic acid-based therapeutics as a foundation upon which to improve all aspects of our drug discovery platform and to have the opportunity to commercialize drug therapies. In terms of collaborations and strategic partnerships, Debiopharm is funding the development of the bladder cancer program up to an agreed upon amount using our proprietary DiLA2 delivery technology for local administration which includes the potential for significant milestones, and ProNAi Therapeutics, a licensee of certain of our technology, is funding their Phase 1 clinical trial using our proprietary SMARTICLES® delivery technology for systemic administration, which does not provide any financial benefit to us but continues to validate and advance our SMARTICLES® delivery technology. With these relationships financing the advancement of several of our small interfering RNA (siRNA) proprietary delivery technologies, we are focusing resources on the Phase 1b/2a clinical trial of CEQ508 in Familial Adenomatous Polyposis as well as the development of our Conformationally Restricted Nucleotide technology (“CRN”) for the development of single-stranded oligonucleotide therapies.

In 2010 we entered into five early collaborative efforts (a sixth had been initiated in 2009) with major pharmaceutical companies and a biotechnology company to evaluate our DiLA2 and SMARTICLES® delivery technologies for local and systemic delivery of siRNA. Four of the six efforts continued into 2011, and our goal continues to be the establishment of a strategic partnership with at least one of these companies in 2011. We expect to structure certain of our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

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

We believe we have established ourselves as a leading nucleic acid-based therapeutics company by leveraging our broad and proven expertise to create an industry-leading integrated nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with two large international pharmaceutical companies, our FAP phase 1b/2a clinical trial, the bladder cancer research and license agreement with Debiopharm S.A. and the phase 1 ProNAi trial using our SMARTICLES® delivery technology.

Cash Position, Going Concern and Recent Financings

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, we had an accumulated deficit of approximately $294.4 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

At March 31, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $3.3 million and approximately $2.3 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations into the second quarter of 2011.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

In August 2010, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in September 2010. Under the shelf registration statement, we could issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. We accessed this universal shelf registration statement in connection with our November 2010 issuance of common stock and subscription investment units, and our February 2011 public offering of common stock and warrants. On March 25, 2011, we filed a registration statement on Form S-1 with the SEC to register the issuance of our common stock and warrants, which registration statement was declared effective by the SEC on May 11, 2011.

The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional cash when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2010 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Cash flows

Our operating activities used cash of approximately $4.5 million in the quarter ended March 31, 2011, compared to $4.4 million in the quarter ended March 31, 2010. In the quarter ended March 31, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable, offset in part by stock-based compensation, depreciation and amortization and changes in deferred revenues. In the quarter ended March 31, 2010, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities used cash of approximately $0.1 million in the quarter ended March 31, 2011, compared $0.3 million in the quarter ended March 31, 2010. In the quarter ended March 31, 2011 cash used in investing activities was the result of changes in restricted cash. In the quarter ended March 31, 2010 cash used in investing activities was the result of changes in restricted cash, and purchases of property and equipment.

Our financing activities provided cash of approximately $4.7 million in the quarter ended March 31, 2011, compared to $6.6 million in the quarter ended March 31, 2010. Changes in cash from financing activities are primarily due to issuance of common stock, warrants and subscription investment units, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds were used to pay off notes payable in January 2010. We also received proceeds of approximately $2.6 million from the exercise of warrants during the first quarter of 2010.

Recent Financing Activities

In August 2010, we filed a universal shelf registration statement with the SEC which was declared effective by the SEC in September 2010. Under the shelf registration statement, we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. We accessed this universal shelf registration statement in connection with our issuance of common stock and subscription investment units for aggregate gross proceeds of $3.3 million in November 2010, and our underwritten public offering of units consisting of common stock and warrants for aggregate net proceeds of $4.5 million in February 2011.

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

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended March 31,		Change
	2010	2011	$	%
Revenue	$184	$214	$30	16%

Operating expenses
Research and development	3,599	3,350	(249)	(7)%
Selling, general and administrative	2,559	1,903	(656)	(26)%
Restructuring	26	228	202	777%

	Three Months Ended March 31,		Change
	2010	2011	$	%
Total operating expenses	6,184	5,481	(703)	(11)%
Interest and other expense	(780)	—	780	(100)%
Change in fair value liability for price adjustable warrants and subscription investment units	(2,710)	1,602	4,312	(159)%

Net loss	$(9,490)	$(3,665)	$5,825	(61)%

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2011

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2010	2011
Astra Zeneca	—	28%
Debiopharm	—	25%
Par Pharmaceuticals	49%	—
Undisclosed Partner #1	20%	23%
Undisclosed Partner #2	16%	—
Other	15%	24%

Total	100%	100%

Revenue. Revenue was approximately $0.2 million in both the quarter ended March 31, 2010 and 2011. Revenue for the quarter ended March 31, 2011 consisted primarily of R&D services under our various agreements. In the quarter ended March 31, 2010 we recognized revenue of approximately $0.1 million as earn-out payments for commercial sales of calcitonin nasal spray for osteoporosis and we recognized approximately $0.1 million in services revenue under other agreements.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the quarter ended March 31, 2011 decreased approximately 7% to $3.4 million compared to the 2010 period, due to the following:

•

Personnel-related expenses increased by 9% to approximately $1.6 million in the quarter ended March 31, 2011 compared to approximately $1.5 million in the quarter ended March 31, 2010 due to an increase in R&D personnel as a result of the acquisition of Cequent Pharmaceuticals.

•

Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services increased by 8% to approximately $0.6 million in the quarter ended March 31, 2011 compared to approximately $0.5 million in the prior year quarter as we advanced our programs for RNAi therapeutics, including our FAP clinical trial for which we started enrolling patients in the first quarter of 2011.

•

Patent license fees were approximately $0.1 million in the quarter ended March 31, 2011 compared to $0.5 million in the prior year period. The 2010 period includes $0.5 million in license fees for our acquisition of the intellectual property related to Conformationally Restricted Nucleotides from Valeant Pharmaceuticals.

•

Facilities and equipment costs increased by 5% to approximately $0.9 million in the quarter ended March 31, 2011 compared to the prior year quarter due to the addition of our facility in Cambridge, Massachusetts. Depreciation expense included in R&D in the quarter ended March 31, 2011 was approximately $0.3 million, compared with approximately $0.4 million in the quarter ended March 31, 2010.

•

Stock-based compensation included in R&D expense was approximately $0.1 million in the quarter ended March 31, 2011 compared to $0.2 million in the quarter ended March 31, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options and awards which were being amortized in the quarter ended March 31, 2011.

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

Selling, general and administrative costs decreased in the quarter ended March 31, 2011 compared to the prior year quarter due to the following:

•

Personnel-related expenses increased by 24% to approximately $0.8 million in the quarter ended March 31, 2011 compared to approximately $0.6 million in the prior year quarter due to severance costs incurred in 2011 to reduce our support and business development staff.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 6% to approximately $0.8 million in the quarter ended March 31, 2010 compared to approximately $0.9 million in the quarter ended March 31, 2010, due primarily to cost containment efforts.

•

Included in selling, general and administrative expense in the quarter ended March 31, 2010 is approximately $0.6 million in transaction costs incurred in connection with the merger with Cequent. Transaction costs are expensed as incurred and no merger-related transaction costs were incurred in the same period in 2011.

•

Facilities and equipment costs decreased by 27% to approximately $0.1 million in the quarter ended March 31, 2011 compared to approximately $0.2 million in the prior year quarter due to cost containment measures.

•

Stock-based compensation included in selling, general and administrative expense was approximately $0.2 million in the quarter ended March 31, 2011 compared to $0.3 million in the quarter ended March 31, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options and awards which were being amortized in the quarter ended March 31, 2011.

We expect selling, general and administrative expenses to decrease in 2011 compared to 2010, due in part to the fact that 2010 included transaction costs related to the Cequent acquisition.

Restructuring. Restructuring expense increased to approximately $228,000 in the quarter ended March 31, 2011 compared to $26,000 in the prior year quarter due primarily to an adjustment in our assumptions related to sublease income for the facility and due to facility maintenance costs which we are required to pay in 2011, but we were not required to pay in 2010.

Interest and other expense. In 2010, we incurred interest and other expense due to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units was income of approximately $1.6 million in the quarter ended March 31, 2011, compared to expense of approximately $2.7 million in the quarter ended March 31, 2010. In the first quarter of 2011, our stock price decreased from $1.55 per share to $0.70 per share as of the end of the quarter, which decreased the fair value liability for those particular warrants and subscription investment units, which represented income for us. In the first quarter of 2010, our stock price increased from $3.24 per share to $4.40 per share as of the end of the quarter, which increased the fair value liability for those particular warrants, which represented an expense for us.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to Amendment No. 4 (“Amendment No. 4”), dated as of March 3, 2011, to that certain Patent Assignment and License Agreement effective as of May 21, 2008 by and between our company and Ribotask ApS, a privately-held Danish company, we agreed to issue to Ribotask such number of shares of our common stock having a total value equal to $80,000, with the value of each share to be determined based upon the volume weighted average price of our common stock on The Nasdaq Global Market for the five (5) trading days immediately prior to the effective date of Amendment No. 4. Based upon a volume weighted average price per share of $0.7032, we issued 113,766 shares of common stock to Ribotask in connection with Amendment No. 4. The shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. On March 14, 2011, we filed a registration statement on Form S-3 (No. 333-172819) with the SEC to register for resale the shares of common stock issued to Ribotask, which registration statement was declared effective on March 30, 2011.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on May 16, 2011.

MARINA BIOTECH, INC.

By:	/S/ J. MICHAEL FRENCH
J. Michael French
President and Chief Executive Officer

By:	/S/ PETER S. GARCIA
Peter S. Garcia
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Research & License Agreement, dated as of February 3, 2011, between Marina Biotech, Inc. and Debiopharm, S.A. (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
(2)	Filed Herewith.
(3)	Furnished Herewith.