Form 10-Q
period 2011-06-30
Marina Biotech, Inc.
filed 2011-08-11
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
August 5, 2011	Common stock — $0.006 par value	81,110,105

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	June 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$1,066	$4,705
Restricted cash	1,017	1,157
Accounts receivable	59	5
Prepaid expenses and other current assets	818	567

Total current assets	2,960	6,434
Property and equipment, net of accumulated depreciation and amortization of $8,081 and $8,744	3,695	2,991
Intangible assets	22,734	22,734
Other assets	54	45

Total assets	$29,443	$32,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,922	$2,611
Liability for refunds of warrant exercise proceeds	0	1,519
Accrued payroll and employee benefits	781	882
Other accrued liabilities	1,225	794
Accrued restructuring — current portion	312	593
Deferred revenue	34	510

Total current liabilities	6,274	6,909
Accrued restructuring, net of current portion	148	0
Deferred rent and other liabilities	1,384	1,319
Fair value liability for price adjustable subscription investment units	1,483	125
Fair value liability for price adjustable warrants	1,783	6,333
Deferred tax liabilities	1,202	1,202

Total liabilities	12,274	15,888

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	0	0
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 27,800,748 shares issued and outstanding as of December 31, 2010 and 64,339,555 shares issued and outstanding as of June 30, 2011	307,939	314,336
Accumulated deficit	(290,770)	(298,020)

Total stockholders’ equity	17,169	16,316

Total liabilities and stockholders’ equity	$29,443	$32,204

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands, except per share data)
Revenue	$193	$129	$377	$343

Operating expenses:
Research and development	3,837	2,772	7,436	6,122
Selling, general and administrative	2,248	2,748	4,807	4,651
Restructuring	260	58	286	286

Total operating expenses	6,345	5,578	12,529	11,059

Loss from operations	(6,152)	(5,449)	(12,152)	(10,716)

Other income (expense):
Interest and other expense	(544)	0	(1,324)	0
Change in fair value liability for price adjustable warrants and subscription investment units	2,595	1,864	(115)	3,466

Total other income (expense), net	2,051	1,864	(1,439)	3,466

Net loss	$(4,101)	$(3,585)	$(13,591)	$(7,250)

Net loss per common share — basic and diluted	$(0.34)	$(0.08)	$(1.13)	$(0.19)

Shares used in computing net loss per share — basic and diluted	12,219	45,395	12,027	38,282

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2010	27,800,748	$307,939	$(290,770)	$17,169
Proceeds from the issuance of common shares and warrants, net	28,693,500	4,520	0	4,520
Shares issued in connection with amendment of license agreement	113,766	80	0	80
Proceeds from the exercise of subscription investment units and warrants	7,696,500	463	0	463
Reclassification of fair value of price adjustable subscription investment units and warrants from liability to equity upon exercise	0	121	0	121
Reclassification of fair value of price adjustable warrants from liability to equity upon elimination of price adjustment feature	0	620	0	620
Proceeds from employee stock purchase plan purchases	35,041	21	0	21
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	0	572	0	572
Net loss	0	0	(7,250)	(7,250)

Balance June 30, 2011	64,339,555	$314,336	$(298,020)	$16,316

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2011
	(In thousands)
Operating activities:
Net loss	$(13,591)	$(7,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	905	572
Depreciation and amortization	828	704
Non-cash research and development expense	0	30
Non-cash amortization of discount on notes payable and debt issuance costs	1,277	0
Non-cash restructuring expense	232	225
Accretion of restructuring liability	54	61
Change in fair value of price adjustable warrants and subscription investment units	115	(3,466)
Changes in assets and liabilities:
Accounts receivable	101	54
Prepaid expenses and other assets	200	260
Accounts payable	620	(598)
Deferred revenue	67	476
Accrued expenses and deferred rent and other liabilities	253	(345)
Accrued restructuring	0	(153)

Net cash used in operating activities	(8,939)	(9,430)

Investing activities:
Change in restricted cash	(159)	(140)
Purchases of property and equipment	(158)	0

Net cash used in investing activities	(317)	(140)

Financing activities:
Proceeds from sales of common shares and warrants, net	4,943	10,726
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	2,639	2,483
Borrowings on note payable	3,000	0
Payments on note payable	(1,000)	0

Net cash provided by financing activities	9,582	13,209

Net increase in cash	326	3,639
Cash — beginning of year	748	1,066

Cash — end of period	$1,074	$4,705

Non-cash financing activities:
Issuance of common stock to settle liabilities	$55	$80

Supplemental disclosure:
Cash paid for interest	$10	$0

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

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

As of June 30, 2011, we had an accumulated deficit of approximately $298.0 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

At June 30, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $0.5 million and approximately $5.9 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations into the fourth quarter of 2011.

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

In May 2011, under a registration statement on Form S-1 which was declared effective by the SEC on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at a purchase price of $0.39 per unit. Each unit consists of (x) one share of common stock, and (y) one Series A Warrant to purchase one share of Common Stock. As of June 30, 2011, 7,121,500 of the Series B Warrants had been exercised, and in July 2011, an additional 15,172,000 of the Series B Warrants were exercised prior to their July 12, 2011 expiration date. As a result of the exercises of warrants related to the May financing, we received additional cash proceeds of approximately $2.2 million in June 2011, and $0.9 million in July 2011, with the July cash proceeds being net of refunds which we were required to issue as a result of the adjustment in the warrant exercise price on July 5, 2011.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any future period.

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

We currently measure and report at fair value our accrued restructuring liability using discounted estimated cash flows, and the liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Balance at June 30, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Accrued restructuring	$593	—	—	$593
Fair value liability for price adjustable warrants	6,333	—	—	6,333
Fair value liability for price adjustable subscription investment units	125	—	—	125

	Balance at June 30, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Total liabilities at fair value	$7,051	—	—	$7,051

The following presents activity in our accrued restructuring liability determined by Level 3 inputs (in thousands):

Facility Related Charges
Balance, December 31, 2010	460
Accruals	225
Payments in cash and other decreases	(153)
Accretion	61

Balance, June 30, 2011	$593

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,783	$1.43	$1.55	127%	4.4	1.8%
Reclassification to equity upon elimination of price adjustment feature	(620)	1.06	1.09	122%	4.8	2.3%
Fair value of warrants issued	7,399	0.31	0.24	115%	6.0	2.1%
Change in fair value included in statement of operations	(2,229)

Balance at June 30, 2011	$6,333	$0.28	$0.19	117%	5.8	2.1%

The following presents activity of the fair value liability of price adjustable subscription investment units determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable subscription investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,483	$1.33	$1.55	79%	1.2	0.3%
Reclassification to equity upon exercise	(121)	0.44	0.55	86%	0.8	0.2%
Change in fair value included in statement of operations	(1,237)

Balance at June 30, 2011	$125	$0.18	$0.19	101%	0.7	0.2%

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

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock, warrants and subscription investment units) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for periods ended June 30:

	2010	2011
Stock options outstanding	2,035,252	2,569,636
Unvested restricted stock	2,865	—
Warrants	3,557,447	49,585,047
Subscription investment units	—	1,848,550

Total	5,595,564	54,003,233

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

As of June 30, 2011, acquisition accounting is preliminary as our management has not yet obtained all of the information that it has arranged to obtain and that is known to be available. We are still in process of obtaining additional information needed to finalize matters pertaining to income taxes. The income tax matters include obtaining the Cequent pre-acquisition 2010 tax return. As of June 30, 2011 a valuation allowance has been recorded in purchase accounting against all acquired deferred tax assets not otherwise offset by deferred tax liabilities.

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

Pro Forma Information (unaudited) — The following unaudited pro forma information presents the combined revenues and net loss of Marina Biotech and Cequent for the three and six months ended June 30, 2010 as if the acquisition of Cequent had occurred as of the beginning of 2010. This pro forma information does not include any adjustments related to restructuring or one-time charges, potential profit improvements, potential cost savings or other costs which may result from combining the operations. Accordingly, these unaudited pro forma revenues and net loss are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred as of the beginning of the periods presented nor are they intended to represent or be indicative of future results of operations. The unaudited pro forma results of operations information is as follows (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenue	$341	$669

Net loss	$(6,354)	$(16,755)

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Debiopharm	0%	65%	0%	40%
Astra Zeneca	0%	0%	0%	17%
Par Pharmaceuticals	57%	0%	53%	0%
Undisclosed Partner #1	0%	0%	10%	15%
Undisclosed Partner #2	0%	0%	8%	0%
Pfizer	13%	0%	6%	0%
Other	30%	35%	23%	28%

Total	100%	100%	100%	100%

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

We recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs in the amounts of $0.3 million and $0.3 million in the three and six months ended June 30, 2010 and in the amounts of $0.1 million and $0.2 million in the three and six months ended June 30, 2011, respectively. The accrued restructuring liability is subject to management’s assumptions and estimates, as well as changes in facts and circumstances. We currently measure and report at fair value the accrued restructuring liability using Level 3 inputs, which are estimates and assumptions developed by us, and reflect those that a market participant would use. In addition to the interest rate used, which is currently 23%, the assumptions as to estimated future payments and estimated future sublease payments significantly impact the accrual and actual results may differ from our estimates. As of June 30, 2011, the balance of our accrued restructuring liability is approximately $0.6 million. We expect to incur approximately $0.1 million in additional accretion expense through the expiration of this lease in 2016.

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

Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights. On July 14, 2011, our shareholders approved a proposal to change our capital structure by increasing the number of authorized shares of common stock from 90,000,000 to 180,000,000.

In February 2011, in connection with a public offering that we conducted utilizing a $50 million shelf registration statement which was declared effective by the SEC in September 2010, we received net proceeds of approximately $4.5 million from an offering of 6,375,000 units, each comprised of one share of our common stock and 0.1746 of a warrant, each to purchase one share of our common stock, at a purchase price of $0.80 per unit. We issued an aggregate of 6,375,000 shares of common stock and warrants to purchase up to an aggregate of 1,113,075 shares of our common stock in connection with this offering.

In May 2011, in connection with a public offering that we conducted utilizing a registration statement on Form S-1 which was declared effective by the SEC on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at a purchase price of $0.39 per unit. Each unit consists of (x) one share of common stock and (y) one Series A Warrant to purchase one share of common stock. As of June 30, 2011, 7,121,500 of the Series B Warrants had been exercised and in July 2011, an additional 15,172,000 Series B Warrants were exercised prior to their July 12, 2011 expiration date, which resulted in additional net proceeds of approximately $3.1 million.

Warrants — In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock, some of which provide that the exercise price of the warrant will be reduced in the event of subsequent financings at an effective price per share less than the exercise price of the warrants, subject to certain exceptions and limitations.

On February 7, 2011, the exercise price of warrants to purchase 686,260 shares which we issued in November 2010 was adjusted to $1.06 per share. These warrants are no longer subject to adjustment except in connection with stock splits, dividends, and other similar events.

In February 2011, as part of a public offering, we issued warrants to purchase 1,113,075 shares of common stock at an exercise price of $0.80 per share. The warrants are exercisable until February 15, 2018, and the exercise price of such warrants is not subject to adjustment in connection with a subsequent financing at an effective price per share less than the exercise price of the warrants.

In May 2011, as part of a public offering, we issued 22,318,500 Series A Warrants to purchase shares of common stock at an initial exercise price of $0.39 per share, which exercise price is subject to adjustment in connection with a subsequent financing at an effective price per share less than the exercise price of such warrants. The Series A Warrants are exercisable during the period beginning one year and one day from the date of issuance, but only if our stockholders approve an increase in the number of authorized shares of common stock from 90,000,000 to not less than 150,000,000 shares, until the fifth anniversary of the date they first become exercisable. In the event that we had not increased the authorized number of shares of our common stock on or prior to the first anniversary of the issuance of the Series A Warrants, we would have been required to pay the holders of the Series A Warrants liquidated damages in the aggregate amount of $2,500,000. Our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 180,000,000 shares at our 2011 Annual Meeting of Stockholders held on July 14, 2011, and we filed the certificate of amendment of our certificate of incorporation to effectuate such increase on July 18, 2011. As a result, the Series A Warrants are now exercisable during the period beginning on May 21, 2012 and ending on May 21, 2017 and we will not be required to pay liquidated damages to the holders of the Series A Warrants.

In May 2011, we also issued 22,318,500 Series B Warrants, each to purchase one unit consisting of one share of common stock and one Series A Warrant, at an initial exercise price of $0.31 per unit, subject to adjustment, during the period ending on July 12, 2011. From May 20, 2011 to June 30, 2011, 7,121,500 of the Series B Warrants were exercised, resulting in proceeds of approximately $2.2 million and the issuance of an additional 7,121,500 Series A Warrants. As per the terms of the Series B Warrants, the exercise price of the Series B Warrants adjusted to $0.128 per unit at the close of trading on July 5, 2011, which adjustment was retroactively effective to June 29, 2011. Holders of the Series B Warrants that were exercised during the period beginning on June 29, 2011 and ending on July 5, 2011 were entitled to a refund of a portion of their previously paid exercise price if the exercise price adjusted to less than $0.31 per unit. The amount of the refund for each Series B Warrant was equal to the difference between the initial exercise price of the Series B Warrant ($0.31 per unit) and the adjusted exercise price of the Series B Warrant ($0.128 per unit). An aggregate of 6,005,000 Series B Warrants were exercised on June 29 and June 30, with respect to which we paid a refund in the aggregate amount of approximately $1.1 million to the warrant holders on July 6, 2011 and the remaining $0.4 million was reclassified to equity. From July 1, 2011 to the expiration date of July 12, 2011, 15,172,000 Series B Warrants were exercised resulting in additional net proceeds of approximately $2.0 million and the issuance of an additional 15,172,000 Series A Warrants. Total net proceeds received from the exercises of the Series B Warrants was approximately $3.1 million. On July 12, 2011, the remaining 25,000 Series B Warrants expired unexercised.

As a result of the adjustment to the exercise price of the Series B Warrants from $0.31 per unit to $0.128 per unit, effective June 29, 2011, the exercise price of 687,500 outstanding warrants that we issued in June 2009 was adjusted to $0.128 per share. In addition, the exercise price of warrants that we assumed in connection with our acquisition of Cequent was adjusted from $1.59 per share to $0.73 per share, and the number of shares issuable upon exercise of such warrants increased from 11,627 shares to 25,223 shares.

The following summarizes warrant activity during the six months ended June 30, 2011. The exercises of the Series B Warrants and the Series B Warrants outstanding at June 30, 2011 are included at adjusted price of $0.128 per unit which was retroactively effective to June 29, 2011.

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2010	3,830,201	$4.64
Warrants issued	52,886,242	0.36
Warrants exercised or cancelled	(7,131,396)	0.13

Warrants outstanding, June 30, 2011	49,585,047	$$0.61

Subscription investment units — In November 2010, we issued subscription investment units to purchase during the 16-month period following the date of issuance, an aggregate of 2,423,550 shares of common stock at a per share exercise price equal to the lesser of (i) $2.21, and (ii) 90% of the quotient of (x) the sum of the three lowest volume-weighted average price (“VWAP”) of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three (3). If after 120 calendar days from the closing date certain conditions are satisfied, including that the closing price of our common stock exceeds $4.78 for 10 consecutive trading days, and the daily volume of our common stock on each of such 10 consecutive trading days is greater than 400,000 shares per day, we shall have the right to require the buyers to exercise their Subscription Units upon five days’ written notice. The following summarizes subscription investment unit activity during the three months ended June 30, 2011.

	Unit Shares	Weighted Average Exercise Price
Subscription investment units outstanding, December 31, 2010	2,423,550	$1.25
Subscription investment units exercised	(575,000)	0.44

Subscription investment units outstanding, June 30, 2011	1,848,550	$0.19

Note 6 — Stock Incentive Plans

At June 30, 2011 options to purchase up to 2,569,636 shares of our common stock were outstanding and 1,037,441 shares were available for future grants or awards under our various stock incentive plans. At our July 14, 2011 annual shareholders’ meeting, our shareholders approved the addition of 6 million shares to our 2008 stock incentive plan. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of June 30, 2011 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2011	2010	2011
Stock-based compensation:
Research and development	$161	$90	$345	$192
Selling, general and administrative	261	188	560	380

Total stock-based compensation	$422	$278	$905	$572

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

The following table summarizes stock option activity during the three months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2010	2,641,059	$6.93
Options granted	8,188	0.68
Options exercised	0	0
Options expired	(66,823)	20.03
Options forfeited or cancelled	(12,788)	2.48

Outstanding at June 30, 2011	2,569,636	$6.59	6.2 years	$—

Exercisable at June 30, 2011	2,121,107	$7.00	5.7 years	$—

The per-share fair value of stock options granted was approximately $4.34 and $3.66 in the three and six months ended June 30, 2010 and $0.46 and $0.56 in the three and six months ended June 30, 2011, respectively, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.8%	2.6%	2.9%	2.5%
Expected stock volatility	113%	113%	112%	113%

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Expected option life	6.0 years	5.5 years	6.0 years	5.6 years

As of June 30, 2011, we had approximately $0.9 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.3 years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2011 is based on the $0.19 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.19 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at June 30, 2011 which had an exercise price less than $0.19. In the three and six months ended June 30, 2010, stock options to purchase 5,000 and 23,750 shares were exercised which had an intrinsic value of approximately $16,000 and $71,000, respectively. There were no stock options exercised in the three or six months ended June 30, 2011. The total grant date fair value of options that vested during the three and six months ended June 30, 2010 was approximately $1.0 million and $1.2 million, respectively. The total grant date fair value of options that vested during the three and six months ended June 30, 2011 was approximately $0.2 million and $0.7 million, respectively.

Non-Employee Option Grants — We have granted stock options to non-employee members of our Scientific Advisory Board. In addition, as part of the Cequent acquisition, we assumed stock options granted to non-employees which were converted to stock options for 79,642 shares of Marina Biotech common stock. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these stock options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. Expense recognized relating to options granted to non-employees was not material in the three and six month periods ended June 30, 2010 and June 30, 2011.

Restricted Stock Awards — We have issued shares of restricted stock to certain employees and members of our Board pursuant to our 2004 Stock Incentive Plan. We have not granted any restricted stock awards since 2008 and currently have no plans to issue additional restricted stock awards. As of December 31, 2010, there were 935 unvested shares of restricted stock outstanding. These shares vested in January 2011 and there are no restricted stock awards remaining to vest.

Non-cash compensation expense for restricted stock awards is recognized on a straight-line basis over the applicable vesting periods based on the fair value of the restricted stock on the grant date. As of June 30, 2011, there is no unrecognized compensation cost related to unvested restricted stock awards. Stock-based compensation expense recorded and the fair value of restricted stock vested was not material for the three and six month periods ended June 30, 2010 and June 30, 2011.

Employee Stock Purchase Plan — As of June 30, 2011, a total of 150,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 112,150 have been issued to date. At our July 14, 2011 annual shareholders’ meeting, our shareholders approved the addition of 500,000 shares to the plan. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Stock-based compensation expense related to the ESPP was not material in the three and six month periods ended June 30, 2010 and June 30, 2011.

Note 7 — Contractual Agreements

RNAi-related

Debiopharm S.A. — In February 2011, we entered into a Research and License Agreement (the “Agreement”) with Debiopharm S.A., a Swiss corporation (“Debiopharm”), pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer, for all uses in humans and animals for the prevention and treatment of superficial (non-muscle invasive) bladder cancer, in consideration of the payment by Debiopharm to us of up to $24 million based on predefined research and development milestones, plus royalties from the sales of products resulting under the Agreement and sublicensing payments. Among other things, the Agreement provides for certain licenses of our UsiRNA and liposomal technologies. Debiopharm will have full responsibility for the development and commercialization of any products arising from the partnership, and will fund our research and development costs up to an agreed upon amount for the bladder cancer program beginning in February 2011. Either party may terminate the agreement for material breach by the other party (subject to a 60-day cure period) or upon certain events involving bankruptcy or insolvency of the other party. Debiopharm may terminate the agreement without cause during the research period on 60 days’ prior written notice to us, and may also terminate the agreement for scientific, technical regulatory or economic reasons after the research period but before marketing authorization on 90 days’ prior written notice to us or after a marketing authorization is granted on 180 days’ prior written notice to us. Upon termination, Debiopharm is obligated to make all payments accrued as of the effective date of termination.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million which were included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of June 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

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

Subject to the meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make product development milestone payments of up to $425,000 in the aggregate for each product developed under a licensed patent under this agreement. As of June 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The royalty payment required to be made by us to the University of Michigan under this agreement is a percentage of net sales in the low single digits.

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

Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of June 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

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

University of British Columbia — In November 2009, we expanded and extended a previous agreement established in 2008 with University of British Columbia/Vancouver Prostate Centre (“VPC”) in the area of bladder cancer. The focus of the expanded agreement will be the evaluation of additional critical targets in bladder cancer and the therapeutic impact on tumor biology and growth. The research agreement requires that we make payments for work completed under an agreed work plan. Through June 30, 2011, we have recognized approximately $0.2 million as research and development expense under this agreement. The agreement may be terminated by either party with 90 days’ written notice. The current contract period has been extended and will now terminate November 30, 2011.

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

Increase to Authorized Capital — We agreed in the Underwriting Agreement dated May 17, 2011 between our company and Roth Capital Partners, LLC, as representative of the underwriters named therein, to hold a stockholders meeting no later than August 15, 2011 in order to seek stockholder approval for an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to not less than 150,000,000 shares, and to file a certificate of amendment to our certificate of incorporation no later than two business days following such stockholder approval. In the event that we did not increase the authorized number of shares of our common stock on or prior to the first anniversary of the issuance of the Series A Warrants, we would have been required to pay the holders of the Series A Warrants liquidated damages in the aggregate amount of $2,500,000. Our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 180,000,000 shares at our 2011 Annual Meeting of Stockholders held on July 14, 2011, and we filed the certificate of amendment of our certificate of incorporation to effectuate such increase on July 18, 2011. As a result, we will not be required to pay liquidated damages to the holders of the Series A Warrants.

Note 10 — Subsequent Events

As further described in Note 5, on July 14, 2011, our shareholders approved a proposal to change our capital structure by increasing the number of authorized shares of common stock from 90,000,000 to 180,000,000.

As further described in Note 5, the exercise price of the Series B Warrants that we issued on May 20, 2011 adjusted to $0.128 at the close of trading on July 5, 2011, which adjustment was retroactively effective to June 29, 2011. Holders of the Series B Warrants that were exercised during the period beginning on June 29, 2011 and ending on July 5, 2011 were entitled to a refund of a portion of their previously paid exercise price if the exercise price adjusted to less than $0.31 per unit. The amount of the refund for each Series B Warrant was equal to the difference between the initial exercise price of the Series B Warrant ($0.31 per unit) and the adjusted exercise price of the Series B Warrant ($0.128 per unit). An aggregate of 6,005,000 warrants were exercised on June 29 and June 30, with respect to which we paid a refund in the aggregate amount of approximately $1.1 million to the warrant holders on July 6, 2011. From July 1, 2011 to the expiration date of July 12, 2011, 15,172,000 Series B Warrants were exercised resulting in additional net proceeds of approximately $2.0 million and the issuance of an additional 15,172,000 Series A Warrants. Total net proceeds received from the exercises of the Series B Warrants was approximately $3.1 million. On July 12, 2011, the remaining 25,000 Series B Warrants expired unexercised.

On July 25, 2011, we filed a registration statement on Form S-3 (No. 333-175769) with the Securities and Exchange Commission to register the 44,612,000 shares of common stock that are issuable upon exercise of the Series A Warrants.

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

In 2010 we entered into five early collaborative efforts (a sixth had been initiated in 2009) with major pharmaceutical companies and a biotechnology company to evaluate our DiLA2 and SMARTICLES® delivery technologies for local and systemic delivery of siRNA. Several of these efforts continued into 2011, and our goal continues to be the establishment of a strategic partnership with at least one of these companies in 2011. We expect to structure certain of our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

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

Cash Position, Going Concern and Recent Financings

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, we had an accumulated deficit of approximately $298.0 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

At June 30, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $0.5 million and approximately $5.9 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources will be sufficient to fund our planned operations into the fourth quarter of 2011.

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

Cash flows

Our operating activities used cash of approximately $9.4 million in the six months ended June 30, 2011, compared to $8.9 million in the six months ended June 30, 2010. In the six months ended June 30, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable and accrued expenses, offset in part by stock-based compensation, depreciation and amortization and changes in deferred revenues. In the six months ended June 30, 2010, cash used in operating activities related primarily to funding our net loss, partially offset by non-cash amortization of discount on notes payable, changes in the liability for fair value of price adjustable warrants, stock-based compensation, depreciation and amortization as well as changes in deferred revenue, accounts payable and accrued liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities used cash of approximately $0.1 million in the six months ended June 30, 2011, compared to $0.3 million in the six months ended June 30, 2010. In the six months ended June 30, 2011 cash used in investing activities was the result of changes in restricted cash. In the six months ended June 30, 2010 cash used in investing activities was the result of changes in restricted cash, and purchases of property and equipment.

Our financing activities provided cash of approximately $13.2 million in the six months ended June 30, 2011, compared to $9.6 million in the six months ended June 30, 2010. Changes in cash from financing activities are primarily due to issuance of common stock, warrants and subscription investment units, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock and in May 2011, we raised net proceeds of approximately $6.3 million through an offering of shares of common stock and warrants. In the six months ended June 30, 2011, we received proceeds of approximately $2.5 million from the exercise of warrants and subscription investment units. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds were used to pay off notes payable in January 2010. During the first half of 2010, we borrowed $3.0 million from Cequent to fund our operations prior to the merger and received proceeds of approximately $2.6 million from the exercise of warrants.

Recent Financing Activities

In August 2010, we filed a universal shelf registration statement with the SEC which was declared effective by the SEC in September 2010. Under the shelf registration statement, we can issue up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase any of the foregoing securities, and/or rights to purchase shares of our common or preferred stock, either individually or in units comprised of any of such securities. We accessed this universal shelf registration statement in connection with our issuance of common stock and subscription investment units for aggregate net proceeds of $3.0 million in November 2010, and our underwritten public offering of units consisting of common stock and warrants for aggregate net proceeds of $4.5 million in February 2011.

In May 2011, under a registration statement on Form S-1 which was declared effective by the SEC on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at a purchase price of $0.39 per unit. Each unit consists of (x) one share of common stock, and (y) one Series A Warrant to purchase one share of Common Stock. As per the terms of the Series B Warrants, the exercise price of the Series B Warrants adjusted to $0.128 per unit at the close of trading on July 5, 2011, which adjustment was retroactively effective to June 29, 2011. Holders of the Series B Warrants that were exercised during the period beginning on June 29, 2011 and ending on July 5, 2011 were entitled to a refund of a portion of their previously paid exercise price if the exercise price adjusted to less than $0.31 per unit. The amount of the refund for each Series B Warrant was equal to the difference between the initial exercise price of the Series B Warrant ($0.31 per unit) and the adjusted exercise price of the Series B Warrant ($0.128 per unit). An aggregate of 6,005,000 Series B Warrants were exercised on June 29 and June 30, with respect to which we paid a refund in the aggregate amount of approximately $1.1 million to the warrant holders on July 6, 2011, and the remaining $0.4 million was reclassified to equity. From July 1, 2011 to the expiration date of July 12, 2011, 15,172,000 Series B Warrants were exercised resulting in additional net proceeds of approximately $2.0 million and the issuance of an additional 15,172,000 Series A Warrants. Total net proceeds received from the exercises of the Series B Warrants was approximately $3.1 million. On July 12, 2011, the remaining 25,000 Series B Warrants expired unexercised.

Summary

We believe that our current resources are sufficient to fund our planned operations into the fourth quarter of 2011. We based our estimate on the receipt of planned funding and our ability to perform planned R&D activities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interests of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs.

Consolidated Results of Operations

Comparison of Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Revenue
License and other revenue	$193	$129	$(64)	(33)%	$377	$343	$(34)	(9)%

Operating expenses
Research and development	3,837	2,772	(1,065)	(28)%	7,436	6,122	(1,314)	(18)%
Selling, general and administrative	2,248	2,748	500	22%	4,807	4,651	(156)	(3)%
Restructuring	260	58	(202)	(78)%	286	286	—	—%

Total operating expenses	6,345	5,578	(767)	(12)%	12,529	11,059	(1,470)	(12)%
Interest and other expense	(544)	—	544	(100)%	(1,324)	—	1,324	(100)%
Change in fair value liability for price adjustable warrants	2,595	1,864	(731)	(28)%	(115)	3,466	3,581	(3,114)%

Net loss	$(4,101)	$(3,585)	$516	(13)%	$(13,591)	$(7,250)	$6,341	(47)%

Comparison of the Three and Six Months Ended June 30, 2010 to the Three and Six Months Ended June 30, 2011

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Debiopharm	0%	65%	0%	40%
Astra Zeneca	0%	0%	0%	17%
Par Pharmaceuticals	57%	0%	53%	0%
Undisclosed Partner #1	0%	0%	10%	15%
Undisclosed Partner #2	0%	0%	8%	0%
Pfizer	13%	0%	6%	0%
Other	30%	35%	23%	28%

Total	100%	100%	100%	100%

Revenue. Revenue was approximately $0.1 million and $0.3 million in the three and six months ended June 30, 2011 compared to $0.2 million and $0.4 million in the three and six months ended June 30, 2010. Revenue for the three and six months ended June 30, 2011 consisted primarily of R&D services under our various agreements. In the three and six months ended June 30, 2010 we recognized revenue of approximately $0.1 million and $0.2 million, respectively, as earn-out payments for commercial sales of calcitonin nasal spray for osteoporosis and we recognized approximately $0.1 million and $0.2 million, respectively, in services revenue under other agreements.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2011 decreased approximately 28% to $2.8 million and 18% to $6.1 compared to the same periods of 2010, due to the following:

•

Personnel-related expenses decreased by 12% and 1% to approximately $1.3 million and $2.9 million in the three and six months ended June 30, 2011 compared to approximately $1.4 million and $2.9 million in the three and six months ended June 30, 2010 due to cost containment measures.

•

Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services decreased by 11% and 3% to approximately $0.6 million and $1.1 million in the three and six months ended June 30, 2011 compared to approximately $0.7 million and $1.2 million in the prior year periods as we advanced our programs for RNAi therapeutics.

•

Patent license fees were zero and $0.1 million in the three and six months ended June 30, 2011, compared to $0.8 and $1.3 million in the prior year periods. Included in the six months ended June 30, 2010 were $0.5 million in license fees for our acquisition of the intellectual property related to Conformationally Restricted Nucleotides from Valeant Pharmaceuticals and $0.8 million in license fees to expand our rights licensed from Ribotask.

•

Facilities and equipment costs were $0.8 million in the three months ended June 30, 2011 and June 30, 2010 and were $1.7 million in the three months ended June 30, 2011 and June 30, 2010. In connection with the acquisition of Cequent Pharmaceuticals in July, 2011, we added a facility in Cambridge, Massachusetts. Although rent and utilities expenses increased as a result of the addition of the Cambridge facility, depreciation and maintenance costs decreased overall. Depreciation expense included in R&D in the three and six months ended June 30, 2011 was approximately $0.2 million and $0.5 million, compared with approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2010.

•

Stock-based compensation included in R&D expense was approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2011 compared to $0.2 million and $0.3 million in the three and six months ended June 30, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options and awards which were being amortized in the 2011 periods.

We expect our R&D expenses to increase in 2011 as we advance our RNAi-related projects, including our clinical trial for our product candidate for FAP.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs increased in the three months and decreased in the six months ended June 30, 2011 compared to the prior year periods due to the following:

•

Personnel-related expenses decreased by 2% and increased by 10% to approximately $0.7 and $1.5 million in the three and six months ended June 30, 2011 compared to approximately $0.7 million and $1.3 million in the prior year periods. The increase in the six month period was due to severance costs incurred in 2011 to reduce our support and business development staff.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 12% and 4% to approximately $1.0 million and $1.8 million in the three and six months ended June 30, 2011 compared to approximately $0.9 million and $1.8 million in the prior year periods, due primarily to an increase in legal fees.

•

Included in selling, general and administrative expense in the three and six months ended June 30, 2011 are approximately $0.7 million in transaction costs associated with the issuance of our warrants in May 2011. In the prior year, we incurred transaction costs in connection with the merger with Cequent of approximately $0.2 million in the three months ended and $0.8 million in the six months ended June 30, 2010.

•

Facilities and equipment costs decreased by 10% and 19% to approximately $0.1 million and $0.3 million in the three and six months ended June 30, 2011 compared to approximately $0.1 million and $0.3 million in the prior year periods due to cost containment measures.

•

Stock-based compensation included in selling, general and administrative expense was approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2011 compared to $0.3 million and $0.6 million in the periods ended June 30, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options and awards which were being amortized in the three and six months ended June 30, 2011.

We expect selling, general and administrative expenses to decrease in 2011 on a quarterly basis for the remainder of 2011 since the three months ended June 30, 2011 included transaction costs incurred with the issuance of warrants in May 2011.

Restructuring. Restructuring expense decreased to approximately $0.1 million in the three months ended June 30, 2011 and stayed the same at approximately $0.3 million for the six months ended June 30, 2011, compared to $0.3 million and $0.3 million in the prior year periods.

Interest and other expense. In the three and six months ended June 30, 2011, we did not incur any interest and other expense. In the three and six months ended June 30, 2010, interest and other expense was approximately $0.5 million and $1.3 million, respectively. In January 2010, we paid off our notes payable in the amount of $1.0 million and in each of April, May and June 2010, we borrowed $1.0 million from Cequent Pharmaceuticals prior to our merger. In July 2010 we acquired Cequent and accordingly our $3.0 million in notes payable to Cequent was settled along with accrued interest thereon. The 2010 interest and other expense was due primarily to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units was a net gain of approximately $1.9 million and $3.5 million in the three and six months ended June 30,

2011, compared to a net gain of approximately $2.6 million and a net expense of $115,000 in the three and six months ended June 30, 2010. In the three months ended June 30, 2011, our stock price decreased from $0.70 per share to $0.19 per share, which decreased the fair value liability, which represented income for us. In the six months ended June 30, 2011, our stock price decreased from $1.55 per share to $0.19 per share, which decreased the fair value liability, which represented income for us. In the three months ended June 30, 2010, our stock price decreased from $4.40 per share to $3.60 per share, which decreased the fair value liability, which represented income for us. In the six months ended June 30, 2010, our stock price increased from $3.24 per share to $3.60 per share, which increased the fair value liability, which represented expense for us.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on August 11, 2011.

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