Form 10-Q
period 2011-09-30
Marina Biotech, Inc.
filed 2011-11-10
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 908-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 4, 2011	Common stock — $0.006 par value	91,369,157

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	September 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$1,066	$1,044
Restricted cash	1,017	1,157
Accounts receivable	59	10
Prepaid expenses and other current assets	818	455

Total current assets	2,960	2,666
Property and equipment, net of accumulated depreciation and amortization of $8,081 and $9,043	3,695	2,690
Intangible assets	22,734	22,734
Other assets	54	45

Total assets	$29,443	$28,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,922	$2,197
Accrued payroll and employee benefits	781	1,075
Other accrued liabilities	1,225	496
Accrued restructuring — current portion	312	0
Deferred revenue	34	514

Total current liabilities	6,274	4,282
Accrued restructuring, net of current portion	148	0
Deferred rent and other liabilities	1,384	1,281
Fair value liability for price adjustable subscription investment units	1,483	10
Fair value liability for price adjustable warrants	1,783	5,485
Deferred tax liabilities	1,202	1,202

Total liabilities	12,274	12,260

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	0	0
Common stock and additional paid-in capital, $0.006 par value; 90,000,000 shares authorized, 27,800,748 shares issued and outstanding as of December 31, 2010 and 180,000,000 share authorized, 88,940,105 shares issued and outstanding as of September 30, 2011	307,939	318,282
Accumulated deficit	(290,770)	(302,407)

Total stockholders’ equity	17,169	15,875

Total liabilities and stockholders’ equity	$29,443	$28,135

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In thousands, except per share data)
Revenue	$1,130	$286	$1,507	$629

Operating expenses:
Research and development	7,500	2,955	14,936	9,077
Selling, general and administrative	3,956	1,852	8,763	6,503
Restructuring	460	1,104	746	1,390

Total operating expenses	11,916	5,911	24,445	16,970

Loss from operations	(10,786)	(5,625)	(22,938)	(16,341)

Other income (expense):
Interest and other expense	(292)	0	(1,616)	0
Change in fair value liability for price adjustable warrants and subscription investment units	2,806	1,238	2,691	4,704

Total other income (expense), net	2,514	1,238	1,075	4,704

Net loss	$(8,272)	$(4,387)	$(21,863)	$(11,637)

Net loss per common share — basic and diluted	$(0.39)	$(0.05)	$(1.45)	$(0.22)

Shares used in computing net loss per share — basic and diluted	20,982	80,405	15,045	52,477

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance December 31, 2010	27,800,748	$307,939	$(290,770)	$17,169
Proceeds from the issuance of common shares and warrants, net	28,693,500	4,520	0	4,520
Shares issued in connection with amendment of license agreement	113,766	80	0	80
Shares issued in connection with termination of lease	7,800,000	1,482	0	1,482
Proceeds from the exercise of subscription investment units and warrants	24,467,050	2,630	0	2,630
Reclassification of fair value of price adjustable subscription investment units from liability to equity upon exercise	0	302	0	302
Reclassification of fair value of price adjustable warrants from liability to equity upon elimination of price adjustment feature	0	620	0	620
Proceeds from employee stock purchase plan purchases	65,041	21	0	21
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	0	688	0	688
Net loss	0	0	(11,637)	(11,637)

Balance September 30, 2011	88,940,105	$318,282	$(302,407)	$15,875

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2011
	(In thousands)
Operating activities:
Net loss	$(21,863)	$(11,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	1,644	688
Depreciation and amortization	1,203	1,005
Non-cash research and development expense	3,790	30
Non-cash amortization of discount on notes payable and debt issuance costs	1,578	0
Non-cash restructuring expense	678	1,298
Accretion of restructuring liability	87	92
Net gain on settlement of liabilities	(29)	0
Change in fair value of price adjustable warrants and subscription investment units	(2,691)	(4,704)
Changes in assets and liabilities:
Accounts receivable	50	49
Prepaid expenses and other assets	311	372
Accounts payable	810	(1,012)
Deferred revenue	0	480
Accrued expenses and deferred rent and other liabilities	855	(488)
Accrued restructuring	(395)	(368)

Net cash used in operating activities	(13,972)	(14,195)

Investing activities:
Change in restricted cash	(159)	(140)
Purchases of property and equipment	(381)	0
Cash acquired upon acquisition of Cequent Pharmaceuticals	5,063	0

Net cash provided by (used in) investing activities	4,523	(140)

Financing activities:
Proceeds from sales of common shares and warrants, net	4,943	10,726
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	2,705	3,587
Borrowings on note payable	3,000	0
Payments on note payable	(1,000)	0

Net cash provided by financing activities	9,648	14,313

Net increase (decrease) in cash	199	(22)
Cash — beginning of year	748	1,066

Cash — end of period	$947	$1,044

Non-cash financing activities:
Issuance of stock to acquire Cequent Pharmaceuticals and termination of notes payable, accrued interest and warrants issued to Cequent	$30,337	0

Issuance of common stock to settle liabilities	$126	$1,562

Supplemental disclosure:
Cash paid for interest	$10	$0

See notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

Note 1 — Business, Going Concern, Recent Financing Activities and Basis of Preparation and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of oligonucleotide therapies based on gene silencing approaches such as RNA interference (“RNAi”) and blocking messenger RNA (“mRNA”) transcription. Our goal is to improve human health through the development of these nucleic acid-based therapeutics as well as the drug delivery technologies that together provide superior treatment options for patients. We have multiple proprietary technologies integrated into a broad nucleic acid-based drug discovery platform, with the capability to deliver these novel therapeutics via systemic, local and oral administration to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease.

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

As of September 30, 2011, we had an accumulated deficit of approximately $302.4 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

We plan to continue to work with large pharmaceutical companies regarding research and development collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders. If we are unable to obtain additional cash when required, we could modify, delay or abandon some or all of our programs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2010 states that we have incurred recurring losses and have an accumulated deficit, and have had recurring negative cash flows from operations, that raise substantial doubt about our ability to continue as a going concern.

Recent Financing Activities

In May 2011, under a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at an initial purchase price of $0.39 per unit. Each unit consisted of (x) one share of common stock, and (y) one Series A Warrant to purchase one share of common stock. The exercise price of the Series B Warrants was adjusted to $0.128 per share on July 5, 2011, with such price adjustment retroactive to June 28, 2011. We received additional cash proceeds of approximately $2.2 million in June 2011, and $0.9 million in July 2011, from exercises of 22,293,500 of the B Warrants prior to their expiration on July 12, 2011. The July cash proceeds are net of refunds which we were required to issue as a result of the adjustment in the warrant exercise price on July 5, 2011.

On October 11, 2011, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC has agreed to purchase up to $15 million of our common stock over a thirty (30) month period. We also entered into a registration rights agreement with LPC pursuant to which we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. The SEC declared the registration statement effective on October 31, 2011. We will have the right, in our sole discretion, over a 30-month period following the effective date of the registration statement, to sell up to $15 million of our common stock to LPC, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the price LPC may pay to purchase shares of our common stock, and the purchase price of the shares related to the future funding under the Purchase Agreement will be based on the prevailing market prices of the common stock immediately preceding the time of sales without any fixed discount. We will control the timing and amount of future sales, if any, of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of the common stock is below the floor price as set forth in the Purchase Agreement. We may not issue more than 17,779,127 shares in connection with the Purchase Agreement, unless the average purchase price of all shares of common stock issued by us to LPC equals or exceeds $0.225 per share.

In consideration for entering into the Purchase Agreement, we issued to LPC 1,452,785 shares of common stock as a commitment fee and are required to issue to LPC up to 2,905,569 shares of common stock pro rata when and if LPC purchases, at our discretion, the $15 million of common stock over the 30-month period. We also issued to LPC an additional 50,000 shares of common stock as an expense reimbursement. We may terminate the Purchase Agreement at any time at our discretion without any cost to us.

At September 30, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $1.6 million and approximately $2.2 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources, including anticipated funding from LPC, will be sufficient to fund our planned operations into the first quarter of 2012.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any future period.

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

We currently measure and report at fair value the liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Balance at September 30, 2011	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,485	—	—	$5,485
Fair value liability for price adjustable subscription investment units	10	—	—	10

Total liabilities at fair value	$5,495	—	—	$5,495

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,783	$1.43	$1.55	127%	4.4	1.8%
Reclassification to equity upon elimination of price adjustment feature	(620)	1.06	1.09	122%	4.8	2.3%
Fair value of warrants issued	7,855	0.30	0.23	116%	6.0	2.1%
Change in fair value included in statement of operations	(3,533)

Balance at September 30, 2011	$5,485	$0.12	$0.14	122%	5.6	0.9%

The following presents activity of the fair value liability of price adjustable subscription investment units determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable subscription investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2010	$1,483	$1.33	$1.55	79%	1.2	0.3%
Reclassification to equity upon exercise	(302)	0.23	0.32	103%	0.7	0.2%
Change in fair value included in statement of operations	(1,171)

Balance at September 30, 2011	$10	$0.16	$0.14	134%	0.4	0.1%

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

Accrued Restructuring — We ceased using our facility at 3450 Monte Villa Parkway, Bothell, Washington (“3450 Monte Villa”), in 2008. We recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. In September 2011 we entered into an agreement with the landlord for 3450 Monte Villa, whereby we terminated the lease and issued a total of 7,800,000 shares of our common stock to two affiliates of the landlord at a settlement price of $0.23 per share. In connection with issuing the shares, the remaining accrued restructuring liability was eliminated and we have no further obligations with respect to the facility. For a further discussion of our restructuring charges, see Note 4 — Accrued Restructuring.

Net Loss Per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock, warrants and subscription investment units) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for periods ended September 30:

	2010	2011
Stock options outstanding	2,035,252	6,116,568
Unvested restricted stock	2,865	—
Warrants	3,557,447	49,560,047
Subscription investment units	—	250,000

Total	5,595,564	55,926,615

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

Cequent is now our wholly-owned subsidiary. The merger was accounted for as a business combination utilizing the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed were added to ours and recorded as of the acquisition date, at their respective fair values. Our financial statements and reported results of operations issued after the merger reflect these values, but have not been retroactively restated to reflect the historical financial position or results of operations of Cequent. The results of operations of Cequent since July 21, 2010 have been included in our consolidated statements of operations. As of September 30, 2011, acquisition accounting is final and a valuation allowance has been recorded in purchase accounting against all acquired deferred tax assets not otherwise offset by deferred tax liabilities.

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

The following summarizes the allocation of assets acquired and liabilities assumed at July 21, 2010 (in thousands):

Cash	$5,063
Prepaid and other assets	566
Property and equipment	302
Intangible assets — IPR&D	22,734
Accounts payable and accrued liabilities	(437)
Deferred tax liabilities, net	(1,202)

Total consideration transferred	$27,026

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

Pro Forma Information (unaudited) — The following unaudited pro forma information presents the combined revenues and net loss of Marina Biotech and Cequent for the three and nine months ended September 30, 2010 as if the acquisition of Cequent had occurred as of the beginning of 2010. This pro forma information does not include any adjustments related to restructuring or one-time charges, potential profit improvements, potential cost savings or other costs which may result from combining the operations. Accordingly, these unaudited pro forma revenues and net loss are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred as of the beginning of the periods presented nor are they intended to represent or be indicative of future results of operations. The unaudited pro forma results of operations information is as follows (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenue	$1,166	$1,835

Net loss	$(8,786)	$(24,353)

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Debiopharm	—%	91%	—%	63%
Cypress Bioscience	67%	—%	50%	—%
Astra Zeneca	—%	—%	—%	9%
Par Pharmaceuticals	12%	—%	22%	—%
Undisclosed Partner #1	—%	—%	3%	8%
Undisclosed Partner #2	—%	—%	2%	—%
Pfizer	2%	—%	3%	—%
Other	19%	9%	20%	20%

Total	100%	100%	100%	100%

Note 4 — Accrued Restructuring

Prior to 2009 we restructured our operations to focus on our RNAi programs by reducing our workforce related to our former intranasal drug delivery business and by exiting one of our facilities. We recorded a restructuring liability, representing estimated future payments due under the lease, net of anticipated future sublease payments, which was discounted using a credit-adjusted risk-free interest rate. In September 2011 we entered into an agreement with the landlord for the exited facility, whereby we terminated the lease and issued a total of 7,800,000 shares of our common stock to two affiliates of the landlord at a settlement price of $0.23 per share. In connection with issuing the shares, the remaining accrued restructuring liability was eliminated and we have no further obligations with respect to the facility.

We recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs in the amounts of $0.5 million and $0.7 million in the three and nine months ended September 30, 2010 and in the amounts of $1.1 million and $1.4 million in the three and nine months ended September 30, 2011, respectively.

The following presents activity in our accrued restructuring liability (in thousands):

Facility Related Charges
Balance, December 31, 2010	460
Accruals	1,298
Payments in cash and other decreases	(368)
Common stock issued to terminate lease	(1,482)
Accretion	92

Balance, September 30, 2011	$—

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

In May 2011, in connection with a public offering that we conducted utilizing a registration statement on Form S-1 which was declared effective by the SEC on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at a purchase price of $0.39 per unit. Each unit consists of (x) one share of common stock and (y) one Series A Warrant to purchase one share of common stock. Prior to their July 12, 2011 expiration date, 22,293,500 Series B Warrants were exercised which resulted in additional net proceeds of approximately $3.1 million.

In September 2011, we entered into an agreement to terminate our lease for 3450 Monte Villa which eliminated our future lease obligations, and pursuant to which we issued 7,800,000 shares of our common stock to the landlord. We agreed to prepare and file with the SEC, on or before February 1, 2012, a registration statement on Form S-3 covering the resale of all of the shares issued to the landlord. We agreed to use our continuing best efforts to cause such registration statement to be become and remain effective for so long as the landlord holds any shares. If the resale registration statement is not initially filed on or before February 1, 2012, or declared effective by the SEC by April 1, 2012, each a registration default, we agreed to pay the landlord $10,000 for each month or portion thereof that the registration default continues. The estimated fair value of the shares issued was approximately $1.5 million on the date of issuance and was recorded as an increase in common stock and additional paid-in capital and as a decrease to the previously recorded restructuring liability.

On October 11, 2011, we entered into the Purchase Agreement with LPC, whereby LPC has agreed to purchase up to $15 million of our common stock over a thirty (30) month period. We also entered into a registration rights agreement with LPC pursuant to which we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. The SEC declared the registration statement effective on October 31, 2011. We will have the right, in our sole discretion, over a 30-month period following the effective date of the registration statement to sell up to $15 million of our common stock to LPC, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the price LPC may pay to purchase shares of our common stock, and the purchase price of the shares related to the future funding under the Purchase Agreement will be based on the prevailing market prices of the common stock immediately preceding the time of sales without any fixed discount. We will control the timing and amount of future sales, if any, of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of the common stock is below the floor price as set forth in the Purchase Agreement. We may not issue more than 17,779,127 shares in connection with the Purchase Agreement, unless the average purchase price of all shares of common stock issued by us to LPC equals or exceeds $0.225 per share.

In consideration for entering into the Purchase Agreement, we issued to LPC 1,452,785 shares of common stock as a commitment fee and are required to issue to LPC up to 2,905,569 shares of common stock pro rata when and if LPC purchases, at our discretion, the $15 million of common stock over the 30-month period. We also issued to LPC an additional 50,000 shares of common stock as an expense reimbursement. We may terminate the Purchase Agreement at any time at our discretion without any cost to us.

NASDAQ Deficiency Notice — On March 25, 2011, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until September 21, 2011, to regain compliance. We did not regain compliance with the Rule on or prior to September 21, 2011 and, accordingly, on September 22, 2011, we received a second letter from NASDAQ (the “Staff Determination”) stating that our common stock would be subject to delisting from The Nasdaq Global Market as a result of the deficiency.

Consistent with the process described in the Staff Determination, on September 28, 2011, we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. Requesting such a hearing stays any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, which was held on October 27, 2011, we presented a plan to regain compliance with the Rule and to allow us to remain on the Nasdaq Global Market. Although we believe that our plan represented a viable path to compliance, there can be no assurance that the Panel will grant our request for continued listing.

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

In May 2011, as part of a public offering, we issued 22,318,500 Series A Warrants to purchase shares of common stock at an initial exercise price of $0.39 per share, which exercise price is subject to adjustment in connection with a subsequent financing at an effective price per share less than the exercise price of such warrants. As a result of the issuance of shares to LPC pursuant to the Purchase Agreement that we entered into with LPC, the exercise price of the Series A Warrants decreased to $0.15 per share. Our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 180,000,000 shares at our 2011 Annual Meeting of Stockholders held on July 14, 2011, and we filed the certificate of amendment of our certificate of incorporation to effectuate such increase on July 18, 2011. In the event that we had not increased the authorized number of shares of our common stock on or prior to the first anniversary of the issuance of the Series A Warrants, we would have been required to pay the holders of the Series A Warrants liquidated damages in the aggregate amount of $2,500,000. The Series A Warrants are exercisable during the period beginning on May 21, 2012 and ending on May 21, 2017 and we will not be required to pay liquidated damages to the holders of the Series A Warrants.

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

The following summarizes warrant activity during the nine months ended September 30, 2011.

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2010	3,830,201	$4.64
Warrants issued	68,058,242	0.37
Warrants exercised or cancelled	(22,328,396)	0.14

Warrants outstanding, September 30, 2011	49,560,047	$$0.69

Subscription investment units — In November 2010, we issued subscription investment units to purchase during the 16-month period following the date of issuance, an aggregate of 2,423,550 shares of common stock at a per share exercise price equal to the lesser of (i) $2.21, and (ii) 90% of the quotient of (x) the sum of the three lowest volume-weighted average price (“VWAP”) of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three (3). If after 120 calendar days from the closing date certain conditions are satisfied, including that the closing price of our common stock exceeds $4.78 for 10 consecutive trading days, and the daily volume of our common stock on each of such 10 consecutive trading days is greater than 400,000 shares per day, we shall have the right to require the buyers to exercise their Subscription Units upon five days’ written notice. The following summarizes subscription investment unit activity during the three months ended September 30, 2011.

	Unit Shares	Weighted Average Exercise Price
Subscription investment units outstanding, December 31, 2010	2,423,550	$1.25
Subscription investment units exercised	(2,173,550)	0.23

Subscription investment units outstanding, September 30, 2011	250,000	$0.16

Note 6 — Stock Incentive Plans

At September 30, 2011 options to purchase up to 6,116,568 shares of our common stock were outstanding and 3,275,860 shares were available for future grants or awards under our various stock incentive plans. At our July 14, 2011 annual shareholders’ meeting, our shareholders approved the addition of 6 million shares to our 2008 stock incentive plan. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of September 30, 2011 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Stock-based compensation:
Research and development	$159	$103	$504	$295
Selling, general and administrative	580	13	1,140	393

Total stock-based compensation	$739	$116	$1,644	$688

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

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2010	2,641,059	$6.93
Options granted	3,929,768	0.20
Options exercised	—	—
Options expired	(281,472)	6.59
Options forfeited or cancelled	(172,787)	2.98

Outstanding at September 30, 2011	6,116,568	$2.73	8.5 years	$—

Exercisable at September 30, 2011	2,046,596	$7.29	6.2 years	$—

The per-share fair value of stock options granted was approximately $2.49 and $2.52 in the three and nine months ended September 30, 2010, respectively, and $0.17 in both the three and nine months ended September 30, 2011, which were estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.7%	1.2%	1.7%	1.2%
Expected stock volatility	115%	118%	115%	118%
Expected option life	5.6 years	6.0 years	5.6 years	6.0 years

As of September 30, 2011, we had approximately $1.2 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.5 years.

The intrinsic value of stock options outstanding and exercisable at September 30, 2011 is based on the $0.14 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.14 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at September 30, 2011 which had an exercise price less than $0.14. In the three and nine months ended September 30, 2010, stock options to purchase 2,500 and 26,250 shares were exercised which had an intrinsic value of approximately $4,000 and $75,000, respectively. There were no stock options exercised in the three or nine months ended September 30, 2011. The total grant date fair value of options that vested during the three and nine months ended September 30, 2010 was approximately $0.8 million and $2.0 million, respectively. The total grant date fair value of options that vested during the three and nine months ended September 30, 2011 was approximately $0.3 million and $1.0 million, respectively.

Non-Employee Option Grants — We have granted stock options to non-employee members of our Scientific Advisory Board. In addition, as part of the Cequent acquisition, we assumed stock options granted to non-employees which were converted to stock options for 79,642 shares of Marina Biotech common stock. Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these stock options, as calculated using the Black-Scholes-Merton option pricing model, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested. Expense recognized relating to options granted to non-employees was not material in the three and nine month periods ended September 30, 2010 and September 30, 2011.

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

Non-cash compensation expense for restricted stock awards is recognized on a straight-line basis over the applicable vesting periods based on the fair value of the restricted stock on the grant date. As of September 30, 2011, there is no unrecognized compensation cost related to unvested restricted stock awards. Stock-based compensation expense recorded and the fair value of restricted stock vested was not material for the three and nine month periods ended September 30, 2010 and September 30, 2011.

Employee Stock Purchase Plan — As of September 30, 2011, a total of 650,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”), of which 142,150 have been issued to date. At our July 14, 2011 annual shareholders’ meeting, our shareholders approved the addition of 500,000 shares to the plan. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Stock-based compensation expense related to the ESPP was not material in the three and nine month periods ended September 30, 2010 and September 30, 2011.

Note 7 — Contractual Agreements

RNAi-related

Debiopharm S.A. — In February 2011, we entered into a Research and License Agreement (the “Agreement”) with Debiopharm S.A., a Swiss corporation (“Debiopharm”), pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer, for all uses in humans and animals for the prevention and treatment of superficial (non-muscle invasive) bladder cancer, in consideration of the payment by Debiopharm to us of up to $24 million based on predefined research and development milestones, plus royalties from the sales of products resulting under the Agreement and sublicensing payments. Among other things, the Agreement provides for certain licenses of our UsiRNA and liposomal technologies. Debiopharm will have full responsibility for the development and commercialization of any products arising from the partnership, and will fund our research and development costs up to an agreed upon amount for the bladder cancer program beginning in February 2011. Either party may terminate the agreement for material breach by the other party (subject to a 60-day cure period) or upon certain events involving bankruptcy or insolvency of the other party. Debiopharm may terminate the agreement without cause during the research period on 60 days’ prior written notice to us, and may also terminate the agreement for scientific, technical, regulatory or economic reasons after the research period but before marketing authorization on 90 days’ prior written notice to us or after a marketing authorization is granted on 180 days’ prior written notice to us. Upon termination, Debiopharm is obligated to make all payments accrued as of the effective date of termination.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of September 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

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

Roche — In February 2009, we entered into an agreement with F. Hoffmann-La Roche Inc., a New Jersey corporation, and F. Hoffmann-La Roche Ltd., a Swiss corporation (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, irrevocable, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of the payment of a one-time, non-refundable licensing fee of $5.0 million. On September 30, 2011, we agreed to the assignment and delegation by Roche of its non-exclusive license rights in the Licensed Technology upon Roche’s successful divestment of its RNA interference assets. On October 21, 2011, Roche successfully divested its RNA interference assets, including the Licensed Technology, and made a one-time non-refundable payment to us in consideration for our agreement to the assignment and delegation of Roche’s non-exclusive license rights in the licensed technology.

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

Subject to the meeting of certain milestones triggering the obligation to make any such payments, we may be obligated to make product development milestone payments of up to $425,000 in the aggregate for each product developed under a licensed patent under this agreement. As of September 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The royalty payment required to be made by us to the University of Michigan under this agreement is a percentage of net sales in the low single digits.

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

Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of September 30, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

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

In June 2010, we expanded our rights under the previous agreement with Ribotask to include exclusive rights to the development and commercialization of UNA-based diagnostics. In connection with this amendment, we agreed to pay

Ribotask $750,000 in three equal payments of $250,000. In March 2011, the agreement was amended to change the payment terms for the diagnostic rights. The first payment of $250,000 was made in November 2010. The remaining payments have been or will be made as follows: a payment of $50,000 at execution of the amendment with the remaining $400,000 to be paid in eight monthly payments of $50,000 beginning May 1, 2011. In addition we issued 113,766 shares of our common stock valued at approximately $80,000 to Ribotask on March 3, 2011, which shares have been registered for resale on a registration statement on Form S-3 (No. 333-172819) that we filed on March 14, 2011.

In connection with our agreements, as amended, we granted Ribotask a royalty-bearing, world-wide exclusive license to use the assigned patents to develop and sell products intended solely for use as reagents or for testing. The royalty rates to be paid to us by Ribotask are a percentage in the low single digits.

University of British Columbia — In November 2009, we expanded and extended a previous agreement established in 2008 with University of British Columbia/Vancouver Prostate Centre (“VPC”) in the area of bladder cancer. The focus of the expanded agreement will be the evaluation of additional critical targets in bladder cancer and the therapeutic impact on tumor biology and growth. The research agreement requires that we make payments for work completed under an agreed work plan. Through September 30, 2011, we have recognized approximately $0.2 million as research and development expense under this agreement. The agreement may be terminated by either party with 90 days’ written notice. The current contract period has been extended and will now terminate November 30, 2011.

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

Par Pharmaceutical — In 2009, we entered into an Asset Purchase Agreement with Par Pharmaceutical (“Par”) pursuant to which, among other things, a 2004 License and Supply Agreement with Par was terminated. Under the Asset Purchase Agreement, Par acquired certain assets pertaining to calcitonin nasal spray for osteoporosis. We received $0.8 million in cash and were entitled to receive earn-out payments for five years based on commercial sales of calcitonin. Calcitonin received full FDA approval and was launched in June 2009. In December 2010, we entered into an amendment of the Asset Purchase Agreement under which Par agreed to pay us a lump-sum cash payment of $0.7 million in lieu of profit sharing for the remainder of the earn-out payment period, which we recognized as revenue in 2010.

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

Note 9 — Commitments and Contingencies

Leases — We lease space for our research and development and corporate offices in Bothell, Washington under an operating lease expiring in 2016 and we lease space for research and development in Cambridge, Massachusetts under an operating lease expiring in 2012. In connection with the terms of our lease of our Bothell, Washington facility at 3830 Monte Villa Parkway, we have provided our landlord with a stand-by letter of credit.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 10 — Subsequent Events

As further described in Note 5, on October 11, 2011, we entered into the Purchase Agreement with LPC, whereby LPC has agreed to purchase up to $15 million of our common stock over a thirty (30) month period. In consideration for entering into the Purchase Agreement, we issued to LPC 1,452,785 shares of common stock as a commitment fee and are required to issue to LPC up to 2,905,569 shares of common stock pro rata when and if LPC purchases, at our discretion, the $15 million of common stock over the 30-month period. We also issued to LPC an additional 50,000 shares of common stock as an expense reimbursement. As a result of the issuance of shares to LPC, the exercise price of the Series A Warrants decreased to $0.15 per share.

As further described in Note 8, on October 21, 2011, Roche successfully divested its RNA interference assets and made a one-time payment to us in consideration for our agreement to the assignment and delegation of Roche’s non-exclusive license rights to a portion of our technology platform.

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

We are a biotechnology company focused on the discovery, development and commercialization of oligonucleotide therapies based on gene silencing approaches such as RNA interference (“RNAi”) and blocking messenger RNA (“mRNA”) transcription. Our goal is to improve human health through the development of these nucleic acid-based therapeutics as well as the drug delivery technologies that together provide superior treatment options for patients. We have multiple proprietary technologies integrated into a broad nucleic acid-based drug discovery platform, with the capability to deliver these novel therapeutics via systemic, local and oral administration to target a wide range of human diseases based on the unique characteristics of the cells and organs involved in each disease.

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

In 2010 we entered into five early collaborative efforts (a sixth had been initiated in 2009) with major pharmaceutical companies and a biotechnology company to evaluate our DiLA2 and SMARTICLES® delivery technologies for local and systemic delivery of siRNA. Four of the six efforts continued into 2011. We continue to pursue expansion of these existing relationships and the initiation of new relationships with the primary objective of establishing strategic collaborations with larger biotech or pharmaceutical companies. We expect to structure certain of our collaborative agreements to receive upfront non-refundable payments, research and development funding, milestone payments and royalties on commercial sales of products.

With respect to collaborations and strategic partnerships our concept is to provide multiple therapeutic options based on a partner’s target and indication. We can apply our broad capabilities to pursue the most appropriate nucleic acid-based therapeutic approach to a specific, often undruggable, target for a specific indication. Each approach, i.e. RNAi, microRNA or single-strand oligonucleotide, has its advantages and disadvantages and we can utilize our broad capabilities to screen across multiple modalities to identify the most effective therapeutic. We believe this capability makes us extremely unique in the sector.

In order to protect our innovations, which encompass a broad platform of both nucleic acid-based constructs and delivery technologies, as well as the drug products that may emerge from that platform, we aggressively continue to build upon our extensive and enabling intellectual property (“IP”) estate.

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

Cash Position, Going Concern and Recent Financing Activities

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2011, we had an accumulated deficit of approximately $302.4 million and expect to incur losses in the future as we continue our research and development (“R&D”) activities. Our operating expenses, primarily R&D in connection with the further development of our RNAi programs, will consume the majority of our cash resources and will require additional funding. We have funded our losses primarily through the sale of common stock, warrants and subscription investment units in the public markets and private placements, revenue provided by our collaboration partners, and loans.

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

In May 2011, under a registration statement on Form S-1 which was declared effective by the SEC on May 11, 2011, we received net proceeds of approximately $6.3 million from an offering of an aggregate of (i) 22,318,500 units and (ii) 22,318,500 Series B Warrants, each to purchase one unit, at an initial purchase price of $0.31 per unit. Each unit consisted of (x) one share of common stock, and (y) one Series A Warrant to purchase one share of common stock. The exercise price of the Series B Warrants was adjusted to $0.128 per share on July 5, 2011, with such price adjustment retroactive to June 28, 2011. We received additional cash proceeds of approximately $2.2 million in June 2011, and $0.9 million in July 2011, from exercises of 22,293,500 of the B Warrants prior to their expiration on July 12, 2011. The July cash proceeds are net of refunds which we were required to issue as a result of the adjustment in the warrant exercise price on July 5, 2011.

On October 11, 2011, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC has agreed to purchase up to $15 million of our common stock over a thirty (30) month period. We also entered into a registration rights agreement with LPC pursuant to which we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. The SEC declared the registration statement effective on October 31, 2011. We will have the right, in our sole discretion, over a 30-month period following the effective date of the registration statement, to sell up to $15 million of our common stock to LPC, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the price LPC may pay to purchase shares of our common stock, and the purchase price of the shares related to the future funding under the Purchase Agreement will be based on the prevailing market prices of the common stock immediately preceding the time of sales without any fixed discount. We will control the timing and amount of any future sales, if any, of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of the common stock is below the floor price as set forth in the Purchase Agreement. We may not issue more than 17,779,127 shares in connection with the Purchase Agreement. However, the Purchase Agreement provides that such limitation will not be applicable for any purposes of the Purchase Agreement or the transactions contemplated thereby, solely to the extent (and only for so long as) the average purchase price of all shares of common stock issued by us to LPC equals or exceeds $0.225 per share (subject to adjustment).

At September 30, 2011, we had a working capital deficit (current assets less current liabilities) of approximately $1.6 million and approximately $2.2 million in cash, including approximately $1.2 million in restricted cash. We believe that our current resources, including anticipated funding from LPC, will be sufficient to fund our planned operations into the first quarter of 2012.

Cash flows

Our operating activities used cash of approximately $14.2 million in the nine months ended September 30, 2011, compared to $14.0 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable and accrued expenses, offset in part by non-cash restructuring charges, stock-based compensation, depreciation and amortization and changes in deferred revenues. In the nine months ended September 30, 2010, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants, partially offset by non-cash R&D expense and non-cash restructuring charges, amortization of discount on notes payable, stock-based compensation, depreciation and amortization as well as changes in accounts payable and accrued liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities used cash of approximately $0.1 million in the nine months ended September 30, 2011, compared to providing cash of approximately $4.5 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011 cash used in investing activities was the result of changes in restricted cash. In the nine months ended September 30, 2010 cash provided by investing activities was primarily the result of cash received in the Cequent acquisition.

Our financing activities provided cash of approximately $14.3 million in the nine months ended September 30, 2011, compared to $9.6 million in the nine months ended September 30, 2010. Changes in cash from financing activities are primarily due to issuance of common stock, warrants and subscription investment units, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock and in May 2011, we raised net proceeds of approximately $6.3 million through an offering of shares of common stock and warrants. In the nine months ended September 30, 2011, we received proceeds of approximately $3.6 million from the exercise of warrants and subscription investment units. In January 2010, we raised net proceeds of approximately $4.9 million through an offering of shares of common stock and warrants to purchase shares of common stock and approximately $1.0 million of the proceeds from this offering were used to pay off notes payable in January 2010. During the nine months ended September 30 2010, we borrowed $3.0 million from Cequent to fund our operations prior to the merger, which loans were settled when the merger was consummated, and we received proceeds of approximately $2.7 million from the exercise of warrants and stock options.

NASDAQ Deficiency Notice

On March 25, 2011, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until September 21, 2011, to regain compliance. We did not regain compliance with the Rule on or prior to September 21, 2011 and, accordingly, on September 22, 2011, we received a second letter from NASDAQ (the “Staff Determination”) stating that our common stock would be subject to delisting from The Nasdaq Global Market as a result of the deficiency.

Consistent with the process described in the Staff Determination, on September 28, 2011, we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. Requesting such a hearing stays any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, which was held on October 27, 2011, we presented a plan to regain compliance with the Rule and to allow us to remain on the Nasdaq Global Market. Although we believe that our plan represented a viable path to compliance, there can be no assurance that the Panel will grant our request for continued listing.

Summary

We believe that our current resources, including anticipated funding from LPC, are sufficient to fund our planned operations into the first quarter of 2012. We based our estimate on the receipt of planned funding and our ability to perform planned R&D activities. The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing transaction on favorable terms, or at all. Any financing we obtain may further dilute or otherwise impair the ownership interests of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our programs.

Consolidated Results of Operations

Comparison of Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Revenue
License and other revenue	$1,130	$286	$(844)	(75)%	$1,507	$629	$(878)	(58)%

Operating expenses
Research and development	7,500	2,955	(4,545)	(61)%	14,936	9,077	(5,859)	(39)%
Selling, general and administrative	3,956	1,852	(2,104)	(53)%	8,763	6,503	(2,260)	(26)%
Restructuring	460	1,104	644	140%	746	1,390	644	86%

Total operating expenses	11,916	5,911	(6,005)	(50)%	24,445	16,970	(7,475)	(31)%
Interest and other expense	(292)	—	292	(100)%	(1,616)	—	1,616	(100)%
Change in fair value liability for price adjustable warrants	2,806	1,238	(1,568)	(56)%	2,691	4,704	2,013	75%

Net loss	$(8,272)	$(4,387)	$3,885	(47)%	$(21,863)	$(11,637)	$10,226	(47)%

Comparison of the Three and Nine months ended September 30, 2010 to the Three and Nine months ended September 30, 2011

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Debiopharm	—%	91%	0%	63%
Cypress Bioscience	67%	—%	50%	—%
Astra Zeneca	—%	—%	0%	9%
Par Pharmaceuticals	12%	—%	22%	—%
Undisclosed Partner #1	—%	—%	3%	8%
Undisclosed Partner #2	—%	—%	2%	—%
Pfizer	2%	—%	3%	—%
Other	19%	9%	20%	20%

Total	100%	100%	100%	100%

Revenue. Revenue was approximately $0.3 million and $0.6 million in the three and nine months ended September 30, 2011 compared to $1.1 million and $1.5 million in the three and nine months ended September 30, 2010. Revenue for the three and nine months ended September 30, 2011 consisted primarily of R&D services under our various agreements. In the three and nine months ended September 30, 2010 revenue included $750,000 for the sale of assets relating to our former intranasal program for carbetocin, for the treatment of autism.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2011 decreased approximately 61% to $3.0 million and 39% to $9.1 million compared to the same periods of 2010, due to the following:

•

Personnel-related expenses decreased by 21% and 8% to approximately $1.4 million and $4.2 million in the three and nine months ended September 30, 2011, compared to approximately $1.7 million and $4.6 million in the three and nine months ended September 30, 2010 due to cost containment measures.

•

Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services decreased by 29% and 14% to approximately $0.6 million and $1.7 million in the three and nine months ended September 30, 2011, compared to approximately $0.9 million and $2.0 million in the prior year periods due to cost containment measures.

•

Patent license fees were $25,000 and $0.2 million in the three and nine months ended September 30, 2011, compared to $3.8 million and $5.1 million in the prior year periods. The 2010 periods included approximately $3.8 million related to licensing Novosom’s SMARTICLES® liposomal-based delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UsiRNA therapeutics. The nine months ended September 30, 2010 also included $0.5 million in license fees for our acquisition of the intellectual property related to Conformationally Restricted Nucleotides from Valeant Pharmaceuticals and $0.8 million in license fees to expand our rights licensed from Ribotask.

•

Facilities and equipment costs were $0.8 million and $2.6 million in the three and nine months ended September 30, 2011, compared to $0.9 million and $2.6 million in the three and nine months ended September 30, 2010. In connection with the acquisition of Cequent Pharmaceuticals in July 2010, we added a facility in Cambridge, Massachusetts. Although rent and utilities expenses increased as a result of the addition of the Cambridge facility, depreciation and maintenance costs decreased overall. Depreciation expense included in R&D in the three and nine months ended September 30, 2011 was approximately $0.2 million and $0.7 million, compared to approximately $0.3 million and $0.8 million in the three and nine months ended September 30, 2010.

•

Stock-based compensation included in R&D expense was approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2011, compared to $0.2 million and $0.5 million in the three and nine months ended September 30, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options awards which were being amortized in the 2011 periods.

We expect our R&D expenses to increase in the fourth quarter of 2011, as compared to the third quarter of 2011 as we advance our RNAi-related projects, including our clinical trial for our product candidate for FAP.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs decreased in the three months and nine months ended September 30, 2011 compared to the prior year periods due to the following:

•

Personnel-related expenses decreased by 46% and 18% to approximately $0.7 and $2.2 million in the three and nine months ended September 30, 2011, compared to approximately $1.3 million and $2.6 million in the prior year periods. The decreases were due to severance costs incurred in 2010 in connection with the Cequent acquisition.

•

Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 35% and 13% to approximately $0.9 million and $2.7 million in the three and nine months ended September 30, 2011, compared to approximately $1.4 million and $3.1 million in the prior year periods, due primarily to decreases in fees paid for outside consultants.

•

Included in selling, general and administrative expense in the three and nine months ended September 30, 2011 are approximately $0.1 million and $0.8 million in transaction costs associated with the issuance of our warrants in May and July 2011. In the prior year, we incurred transaction costs in connection with the merger with Cequent of approximately $0.5 million and $1.4 million in the three and nine months ended September 30, 2010.

•

Facilities and equipment costs decreased by 27% and 22% to approximately $0.1 million and $0.4 million in the three and nine months ended September 30, 2011, compared to approximately $0.2 million and $0.5 million in the prior year periods due to cost containment measures.

•

Stock-based compensation included in selling, general and administrative expense was approximately $12,000 and $0.4 million in the three and nine months ended September 30, 2011, compared to $0.6 million and $1.1 million in the periods ended September 30, 2010. The decrease was due primarily to a decrease in the weighted average fair value of stock options and awards which were being amortized in the three and nine months ended September 30, 2011.

We expect that selling, general and administrative expenses will decrease in the fourth quarter of 2011 as compared to the third quarter of 2011 due to the fact that transaction costs incurred in connection with the issuance of warrants were included in selling, general and administrative expenses for the three months ended September 30, 2011.

Restructuring. Restructuring expense increased to approximately $1.1 million and $1.4 million in the three months and nine months ended September 30, 2011, compared to approximately $0.5 million and $0.7 million for the three and nine months ended September 30, 2011. In September 2011 we entered into an agreement with the landlord for our exited facility at 3450 Monte Villa, whereby we terminated the lease and issued a total of 7,800,000 shares of our common stock to two affiliates of the landlord at a settlement price of $0.23 per share. We have agreed to file a registration statement to register such shares for resale on or prior to February 1, 2012. In connection with issuing the shares, the remaining accrued restructuring liability was eliminated and we have no further obligations with respect to the facility.

Interest and other expense. In the three and nine months ended September 30, 2011, we did not incur any interest and other expense. In the three and nine months ended September 30, 2010, interest and other expense was approximately $0.3 million and $1.6 million, respectively. In January 2010, we paid off our notes payable in the amount of $1.0 million and in each of April, May and June 2010, we borrowed $1.0 million from Cequent Pharmaceuticals prior to our merger. In July 2010 we acquired Cequent and accordingly our $3.0 million in notes payable to Cequent was settled along with accrued interest thereon. The 2010 interest and other expense was due primarily to amortization of debt issuance costs and non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units was a net gain of approximately $1.2 million and $4.7 million in the three and nine months ended September 30, 2011, compared to a net gain of approximately $2.8 million and $2.7 million in the three and nine months ended September 30, 2010. In the three months ended September 30, 2011, our stock price decreased from $0.19 per share to $0.14 per share, which decreased the fair value liability, which represented income for us. In the nine months ended September 30, 2011, our stock price decreased from $1.55 per share to $0.14 per share, which decreased the fair value liability, which represented income for us. In the three months ended September 30,

2010, our stock price decreased from $3.60 per share to $2.39 per share, which decreased the fair value liability, which represented income for us. In the nine months ended September 30, 2010, our stock price decreased from $3.24 per share to $2.39 per share, which decreased the fair value liability, which represented income for us.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the disclosure in Item 1A — Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2010, you should carefully consider the additional or updated risk factors set forth below:

Our facility with Lincoln Park Capital Fund, LLP may not be sufficient to satisfy our capital requirements.

The Purchase Agreement that we entered into with Lincoln Park Capital Fund, LLC, or LPC, on October 11, 2011 provides that we may direct LPC to purchase up to $15,000,000 worth of shares of our common stock over a thirty (30) month period generally in amounts of up to 300,000 shares of our common stock every business day, which amounts may be increased under certain circumstances. However, LPC shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.10. Assuming a purchase price of $0.19 per share (the closing sale price of the common stock on October 21, 2011) and the purchase by LPC of the full 16,276,215 purchase shares, proceeds to us would be approximately $3.1 million.

The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into the Purchase Agreement with LPC, we issued, or reserved for future issuance, to LPC a total of 19,000,000 shares of our common stock. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the Purchase Agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. All 19,000,000 shares that have been registered for resale by LPC are expected to be freely tradable. It is anticipated that such shares will be sold over a period of up to 30 months beginning on November 1, 2011. Depending upon market liquidity at the time, a sale of shares to LPC at any given time could cause the trading price of our common stock to decline. After LPC has acquired such shares, it may sell all, some or none of such shares. Although we have the right to control the timing and amount of any sales of our shares to LPC and we may terminate the Purchase Agreement at any time at our discretion without any cost to us, the sale of a substantial number of shares of our common stock to LPC, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

On March 25, 2011, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that, in accordance with the NASDAQ Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 21, 2011, to regain compliance. The letter further advised that such compliance can be achieved if, at any time before September 21, 2011, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days.

We did not regain compliance with the Rule on or prior to September 21, 2011 and, accordingly, on September 22, 2011, we received a second letter from NASDAQ (the “Staff Determination”) stating that our common stock would be subject to delisting from The Nasdaq Global Market as a result of the deficiency. Consistent with the process described in the Staff Determination, on September 28, 2011, we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. Requesting such a hearing stays any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, which was held on October 27, 2011, we presented a plan to regain compliance with the Rule, allowing us to remain on the Nasdaq Global Market. Although we believe that our plan represented a viable path to compliance, there can be no assurance that the Panel will grant our request for continued listing.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on November 10, 2011.

MARINA BIOTECH, INC.

By:	/s/ J. MICHAEL FRENCH
J. Michael French
President and Chief Executive Officer

By:	/S/ PHILIP C. RANKER
Philip C. Ranker
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our principal executive officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of our principal financial officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of our principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of our principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
(2)	Filed Herewith.
(3)	Furnished Herewith.