Form 10-Q
period 2012-03-31
Marina Biotech, Inc.
filed 2012-12-05
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 Monte Villa Parkway, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 892-4322

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 30, 2012	Common stock — $0.006 par value	16,366,415

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$976	$437
Restricted cash	1,011	1,092
Prepaid expenses and other current assets	589	383
Total current assets	2,576	1,912
Property and equipment, net	2,429	2,067
Intangible assets	6,700	6,700
Other assets	45	0
Total assets	$11,750	$10,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$3,256
Accrued payroll and employee benefits	376	381
Other accrued liabilities	879	411
Notes payable and accrued interest, net of discount	0	759
Deferred revenue	848	797
Total current liabilities	4,639	5,604
Deferred rent and other liabilities	1,243	1,201
Fair value liability for price adjustable warrants and subscription investment units	3,485	4,866
Deferred tax liabilities	2,345	2,345
Total liabilities	11,712	14,016

Commitments and contingencies
Stockholders’ equity :
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	0	0
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 10,438,912 shares issued and outstanding as of December 31, 2011 and 180,000,000 shares authorized, 12,155,103 shares issued and outstanding as of March 31, 2012	320,232	321,681
Accumulated deficit	(320,194)	(325,018)
Total stockholders’ equity (deficit)	38	(3,337)
Total liabilities and stockholders’ equity	$11,750	$10,679

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(In thousands, except per share data)
Revenue	$214	$131
Operating expenses:
Research and development	3,350	2,560
Selling, general and administrative	1,903	1,716
Restructuring	228	35
Total operating expenses	5,481	4,311
Loss from operations	(5,267)	(4,180)
Other income (expense):
Interest and other expense	0	(914)
Change in fair value liability for price adjustable warrants and subscription investment units	1,602	270
Total other income (expense), net	1,602	(644)
Net loss	$(3,665)	$(4,824)
Net loss per common share — basic and diluted	$(1.18)	$(0.45)
Shares used in computing net loss per share — basic and diluted	3,109	10,700

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2012

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity (Deficit)
	(In thousands, except share data)
Balance December 31, 2011	10,438,912	$320,232	$(320,194)	$38
Proceeds from the issuance of common shares and warrants, net	1,600,002	1,111	0	1,111
Shares issued in connection with license agreement	112,385	107	0	107
Fractional shares redeemed	(104)	0	0	0
Proceeds from employee stock purchase plan purchases	3,908	2	0	2
Compensation related to stock options and employee stock purchase plan, net of forfeitures	0	229	0	229
Net loss	0	0	(4,824)	(4,824)
Balance March 31, 2012	12,155,103	$321,681	$(325,018)	$(3,337)

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Operating activities:
Net loss	$(3,665)	$(4,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	294	229
Depreciation and amortization	361	228
Non-cash research and development expense	30	0
Non-cash amortization of discount on notes payable	0	878
Non-cash restructuring expense	203	35
Accretion of restructuring liability	25	0
Change in fair value of price adjustable warrants and subscription investment units	(1,602)	(270)
Loss on retirement of assets	0	17
Changes in assets and liabilities:
Restricted cash		(81)
Accounts receivable	59	0
Prepaid expenses and other assets	97	251
Accounts payable	(607)	720
Deferred revenue	313	(51)
Accrued expenses and deferred rent and other liabilities	56	(391)
Accrued restructuring	(73)	0
Net cash used in operating activities	(4,509)	(3,259)

Investing activities:
Change in restricted cash	(140)	0
Proceeds from sales of property and equipment	0	107
Net cash (used in) provided by investing activities	(140)	107

Financing activities:
Proceeds from issuance of notes payable and warrants	0	1,500
Proceeds from sales of common shares and warrants, net	4,520	1,111
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	187	2
Net cash provided by financing activities	4,707	2,613
Net increase (decrease) in cash	58	(539)
Cash — beginning of year	1,066	976
Cash — end of period	$1,124	$437
Non-cash financing activities:
Issuance of common stock to settle liabilities	$80	$0
Issuance of common stock in connection with license agreement	$0	$107
Supplemental disclosure:
Cash paid for interest	$0	$2

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011 (Unaudited)

Note 1 — Business, Reduction of Operations, Going Concern, Recent Financing Activities, and Basis of Preparation and Summary of Significant Accounting Policies

Business

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

Our pipeline includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and preclinical programs in bladder cancer and myotonic dystrophy. During the past year we have entered into the following agreements regarding our technology:

•	In December 2011, we entered into an exclusive license agreement with Mirna Therapeutics, Inc., a privately-held biotechnology company pioneering microRNA replacement therapy for cancer, regarding the development and commercialization of microRNA-based therapeutics utilizing Mirna’s proprietary microRNAs and our novel SMARTICLES®-based liposomal delivery technology.

•	In March 2012, we entered into an exclusive license agreement with ProNAi Therapeutics, Inc., a privately-held biotechnology company pioneering DNA interference (DNAi) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing our novel SMARTICLES®-based liposomal delivery technology.

•	In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company, a global leader in agriculture and crop sciences, regarding the agricultural applications for our delivery and chemistry technologies.

•	In May 2012, we entered into a strategic alliance with Girindus Group, a recognized leader in process development, analytical method development and cGMP manufacture of oligonucleotide therapeutics, regarding the development, supply and commercialization of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology.

•	In August 2012, we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc., a global leader in the development of human therapeutics, regarding the development of oligonucleotide therapeutics utilizing our CRN technology.

•	In November 2012, we entered into a worldwide, non-exclusive license agreement with Protiva Biotherapeutics Inc., a wholly owned subsidiary of Tekmira Pharmaceuticals Corporation (“Tekmira"), a leading oligonucleotide-based drug discovery and development company, regarding the development of oligonucleotide therapeutics using our Unlocked Nucleobase Analog (UNA) technology.

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

Reduction of Operations

On June 1, 2012, we announced that, due to our financial condition, we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated. As of November 30, 2012, we had approximately 10 remaining employees, including all of our executive officers, all of whom are either furloughed or working on reduced salary. We have also sold substantially all of our equipment, and have ceased operations at our facility located at 3830 Monte Villa Parkway in Bothell, WA. As a result, since June 1, 2012 our internal research and development (“R&D”) efforts have been, and as of the date of the filing of this report they continue to be, minimal, pending receipt of adequate funding.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2012, we had an accumulated deficit of approximately $325.0 million, have incurred, and may in the future continue to incur, losses as we continue our planned business operations and have had recurring negative cash flows from operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012, and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and secured loans.

We plan to continue to work with large pharmaceutical companies regarding R&D collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

The market value and the volatility of our stock price, as well as general market conditions and our current financial condition, could make it difficult for us to complete a financing or collaboration transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders, which dilution could be substantial, or provide new stockholders with superior rights than those possessed by our current stockholders. If we are unable to obtain additional capital when required, and in the amounts required, we may be forced to modify, delay or abandon some or all of our programs, or to discontinue operations altogether. Additionally, any collaboration may require us to relinquish rights to our technologies. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2011 states that we have ceased substantially all day-to-day operations, including most research and development activities, have incurred recurring losses, have a working capital and accumulated deficit, and have had recurring negative cash flows from operations, that raise substantial doubt about our ability to continue as a going concern.

At March 31, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $3.7 million and approximately $1.5 million in cash, including approximately $1.1 million in restricted cash.

We believe that our resources as of the date of the filing of this report will be sufficient to fund our planned limited operations until the end of 2012.

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

In August 2012 we received $1 million in a one-time upfront payment in connection with the License Agreement that we entered into with Novartis Institutes for Biomedical Research, Inc. Between September and November 2012, we received additional funds as a result of the sale of certain equipment at our corporate headquarters, the receipt of the upfront payment in connection with the license agreement that we entered into with ProNAi Therapeutics, and the receipt of an accelerated milestone payment in connection with the license agreement that we entered into with Mirna Therapeutics. In addition, on November 28, 2012, we entered into a license agreement with Tekmira, in connection with which we received an upfront payment in the amount of $300,000.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

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

Fair Value of Financial Instruments — We consider the fair value of cash, restricted cash, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

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

We currently measure and report at fair value our liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Balance at March 31, 2012	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants and subscription investment units	$4,866	—	—	$4,866
Total liabilities at fair value	$4,866	—	—	$4,866

The following presents activity of the fair value liability of price adjustable warrants and subscription investment units determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants and subscription investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2011	$3,485	$0.76	$0.89	124%	5.4	0.9%
Fair value of warrants issued	1,651	0.29	0.50	124%	5.5	0.8%
Change in fair value included in statement of operations	(270)	—	—	—	—	—
Balance at March 31, 2012	$4,866	$0.31	$0.65	130%	5.2	1.0%

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

	Three months ended March 31,
	2011	2012
Stock options outstanding	262,761	535,650
Warrants	494,435	10,907,550
Subscription investment units	219,855	—
Total	977,051	11,443,200

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2011	2012
Mirna	—	61%
Debiopharm	25%	20%
Astra Zeneca	28%	—
Undisclosed Partner #1	23%	—
Other	24%	19%
Total	100%	100%

Note 3 — Notes Payable

In February 2012, we received net proceeds of approximately $1.5 million by issuance of secured promissory notes and warrants to purchase up to 3,690,944 shares of our common stock. The warrants had an initial exercise price of $0.508 per share, which was subject to adjustment (including in connection with subsequent financings), and are exercisable for a period of five years beginning six months and one day following the issuance of the warrants. Through a series of amendments to the purchase agreement and the notes issued pursuant thereto, we have extended the maturity date of the notes to December 31, 2012, have reduced the exercise price of all of the warrants that we issued to the noteholders to $0.28 per share and have removed the obligation to pay to the noteholders the sums received by us from the sale of our surplus equipment. In connection with such amendments, we have issued to the secured parties additional warrants to purchase up to 3,199,848 shares of our common stock as follows: (i) in April 2012 we issued 489,033 warrants at an initial exercise price of $0.56 per share; (ii) in May 2012 we issued 425,100 warrants at an initial exercise price of $0.64 per share; (iii) in August 2012 we issued 1,250,000 warrants at an initial exercise price of $0.28 per share and adjusted the exercise price of all of the outstanding warrants issued to the noteholders to $0.28; and (iv) in October 2012 we issued 1,035,715 warrants at an initial exercise price of $0.28 per share.

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

In connection with the Note Agreement, we recorded a discount on notes payable representing the fair value of the warrants issued in connection with the notes payable, as determined utilizing the Black-Scholes-Merton valuation model. The discount on notes payable was reported net of related notes payable and amortized as interest expense over the term of the notes. The estimated fair value of the warrants was recorded as an increase in fair value liability for price adjustable warrants.

The following table presents the activity in notes payable and accrued interest and related discount for the three months ended March 31, 2012 (in thousands):

	Notes Payable and accrued interest	Discount	Notes Payable and accrued interest, net
Balance at January 1, 2012	$—	$—	$—
Issuances of notes payable and warrants	1,500	(1,651)	(151)
Accrued interest	32		32
Amortization of discount to interest expense	—	878	878
Balance at March 31, 2012	$1,532	$(773)	$759

Note 4 — Stockholders’ Equity

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 1,000 shares of preferred stock as Series B Preferred Stock and 90,000 shares of preferred stock as Series A Junior Participating Preferred Stock. No shares of Series B Preferred Stock or Series A Junior Participating Preferred Stock are outstanding.

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

In consideration for entering into the Purchase Agreement, we issued to LPC 145,279 shares of common stock as a commitment fee and were required to issue to LPC up to 290,557 shares of common stock pro rata when and if LPC purchased, at our discretion, the $15 million of common stock over the 30-month period. We also issued to LPC an additional 5,000 shares of common stock as an expense reimbursement. We terminated the Purchase Agreement effective March 20, 2012. Prior to the termination of the Purchase Agreement, we issued a total of 1,544,901 shares to LPC under this agreement and received proceeds of approximately $1.8 million in 2011.

In March 2012, in connection with a public offering that we conducted utilizing a $50 million shelf registration statement which was declared effective by the SEC in September 2010, we received net proceeds of approximately $1.1 million from a registered direct offering of 1,600,002 units, each comprised of one share of our common stock and 0.5 of a warrant, each to purchase one share of our common stock, at a purchase price of $0.75 per unit. We issued an aggregate of 1,600,002 shares of common stock and warrants to purchase up to an aggregate of 800,001 shares of our common stock in connection with this offering.

In August, October and November 2012 we issued to eleven of our vendors an aggregate of approximately 3.8 million shares of our common stock to settle outstanding amounts due to such vendors in the aggregate amount of approximately $1.2 million. We also agreed to issue an additional 87,254 shares to settle approximately $20,000 in amounts due to one vendor contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

Effective as of October 1, 2012, we entered into a Lease Termination Agreement with Ditty Properties Limited Partnership (the “Landlord”) with respect to our facilities located at 3830 Monte Villa Parkway, Bothell, WA. As additional consideration, we agreed to issue 1,500,000 shares of our common stock to the landlord contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

NASDAQ Deficiency Notice — On March 25, 2011, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) notifying us that we were not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(a)(1) (the “Rule”), as a result of the bid price of our common stock having closed below $1.00 for the 30 consecutive business days prior to the date of the letter. NASDAQ’s letter advised us that we had until September 21, 2011 to regain compliance with the Rule.

We did not regain compliance with the Rule on or prior to September 21, 2011 and, accordingly, on September 22, 2011, we received a staff determination letter from NASDAQ stating that our common stock would be subject to delisting from The Nasdaq Global Market as a result of the deficiency. Following a hearing before the NASDAQ Listing Qualifications Panel on October 27, 2011, the Listing Qualifications Panel allowed us until January 31, 2012 to regain compliance with the Rule. On February 1, 2012, we were notified that the Listing Qualifications Panel had determined to delist our common stock from the Nasdaq Stock Market, and to suspend trading in the shares effective at the open of business on February 2, 2012. Our common stock began trading on the OTCQX tier of the OTC Markets commencing on February 2, 2012, and it continued to trade on the OTCQX tier of the OTC Markets until July 10, 2012, following which it began trading on the OTC Pink tier of the OTC Markets.

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

In May 2011, as part of a public offering, we issued 2,231,850 Series A Warrants to purchase shares of common stock at an initial exercise price of $3.90 per share, which exercise price is subject to adjustment in connection with a subsequent financing at an effective price per share less than the exercise price of such warrants. The Series A Warrants are exercisable during the period beginning on May 21, 2012 and ending on May 21, 2017. As a result of the issuance of warrants to the holders of our secured notes payable, the exercise price of the Series A Warrants adjusted to $0.508 per share in February 2012, and adjusted to $0.28 per share in August 2012. In May 2012, we issued 187,006 shares of common stock as a result of the exercise of 440,000 Series A Warrants on a cashless basis.

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

On February 10, 2012, we entered into a Note and Warrant Purchase Agreement pursuant to which we issued to certain accredited investors 15% secured promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase up to 3,690,944 shares of common stock. The warrants had an initial exercise price of $0.508 per share, which was subject to adjustment (including in connection with subsequent financings), and are exercisable for a period of five years beginning six months and one day following the issuance of the warrants. The purchase agreement and the notes issued pursuant thereto have been amended to extend the maturity date of the notes from May 14, 2012 until December 31, 2012, to issue warrants to purchase up to an additional 3,199,848 shares of our common stock to the noteholders, and to decrease the exercise price of all of the warrants that we issued to the noteholders to $0.28 per share. As a result of the amendments to the purchase agreement and notes we issued the following warrants: (i) in April 2012 we issued 489,033 warrants at an exercise price of $0.56 per share; (ii) in May 2012 we issued 425,100 warrants at an exercise price of $0.64 per share; (iii) in August 2012 we issued 1,250,000 warrants at an exercise price of $0.28 per share and adjusted the exercise price of all of the outstanding warrants issued to the noteholders to $0.28; and (iv) in October 2012 we issued 1,035,715 warrants at an exercise price of $0.28 per share. In addition, we and the noteholders agreed that if we, at any time prior to December 31, 2012, effect any merger or consolidation of our company whereby the holders of the issued and outstanding shares of our common stock immediately prior to the consummation of such transaction hold less than fifty percent (50%) of the issued and outstanding shares of the voting securities of the surviving corporation immediately following the consummation of such transaction, we will have fully satisfied our obligation to repay the entire unpaid principal balance under the notes and all accrued and unpaid interest thereon through the issuance to the noteholders of an aggregate number of shares of common stock calculated by converting the then total outstanding principal and interest under the notes at a value of $0.28 per share of common stock.

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

 The following summarizes warrant activity during the three months ended March 31, 2012:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	6,261,978	$3.82
Warrants issued	4,645,572	0.57
Warrants outstanding, March 31, 2012	10,907,550	$2.15

Subscription investment units — In November 2010, we issued subscription investment units to purchase during the 16-month period following the date of issuance, an aggregate of 242,355 shares of common stock at a per share exercise price equal to the lesser of (i) $22.10, and (ii) 90% of the quotient of (x) the sum of the three lowest volume-weighted average price of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three (3). On March 5, 2012, the remaining 25,000 subscription investment units expired unexercised.

Note 5 — Stock Incentive Plans

At March 31, 2012 options to purchase up to 535,650 shares of our common stock were outstanding and 401,393 shares were available for future grants or awards under our various stock incentive plans. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of March 31, 2012 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended March 31,
	2011	2012
Stock-based compensation:
Research and development	$101	$113
Selling, general and administrative	193	116
Total stock-based compensation	$294	$229

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

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2011	578,257	$26.22
Options expired	(10,476)	54.84
Options forfeited	(32,131)	2.35
Outstanding at March 31, 2012	535,650	$27.09	4.4 years	$—
Exercisable at March 31, 2012	187,013	$71.82	4.0 years	$—

The per-share fair value of stock options granted was approximately $13.40 in the three months ended March 31, 2011, which was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the period presented as set forth in the table below. We did not grant any options during the three months ended March 31, 2012.

	Three months ended March 31,
	2011	2012
Expected dividend yield	0%	—
Risk free interest rate	2.4%	—
Expected stock volatility	112%	—
Expected option life	6.0 years	—

As of March 31, 2012, we had approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 2.0 years.

The intrinsic value of stock options outstanding and exercisable at March 31, 2012 is based on the $0.65 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.65 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at March 31, 2012 which had an exercise price less than $0.65. There were no stock options exercised in the three months ended March 31, 2011 or March 31, 2012.

Employee Stock Purchase Plan — As of March 31, 2012, a total of 65,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and 18,141 have been issued. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. We recorded stock-based compensation expense related to the ESPP of approximately $9,000 and $4,000 in the three months ended March 31, 2011 and March 31, 2012, respectively.

Note 6 — Contractual Agreements

RNAi-related

Tekmira – On November 28, 2012, we and Tekmira entered into a license agreement whereby we will provide Tekmira a worldwide, non-exclusive license to our unlocked nucleobase analog (“UNA”) technology for the development of RNA interference therapeutics. Tekmira will have full responsibility for the development and commercialization of any products arising under the License Agreement. In consideration for entering into the license agreement, we received an upfront payment in the amount of $300,000, and we will receive milestone payments upon the satisfaction of certain clinical and regulatory milestone events and royalty payments in the low single digits on products developed by Tekmira that use UNA technology. Tekmira may terminate the license agreement for convenience in its entirety, or in respect of any particular country or countries, by giving 90 days prior written notice to us, provided that no such termination shall be effective sooner than August 28, 2013. Either party may terminate the license agreement immediately upon the occurrence of certain bankruptcy events involving the other party, or, following the expiration of a 120 day cure period (60 days in the event of a default of a payment obligation by Tekmira), upon the occurrence of a material breach of the License Agreement by the other party.

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

Debiopharm S.A. — In February 2011, we entered into a Research and License Agreement with Debiopharm S.A. pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer, for all uses in humans and animals for the prevention and treatment of superficial (non-muscle invasive) bladder cancer, in consideration of the payment by Debiopharm to us of up to $24 million based on predefined research and development milestones, plus royalties in the low double digit percentages from the sales of products resulting under the agreement and sublicensing payments. The agreement provided that Debiopharm would have full responsibility for the development and commercialization of any products arising from the partnership. On November 2, 2012, Debiopharm provided notice that the agreement would be terminated effective December 5, 2012 due to its own operational reasons. The bladder cancer program will be returned to us without obligations beyond those minor activities associated with the termination period and will be reincorporated into our internal preclinical pipeline with the intention of advancing the program once either appropriate funding or a new partner is obtained.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of March 31, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for Novosom’s SMARTICLES®-based liposomal delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UNA and CRN-based oligonucleotide therapeutics. We issued an aggregate of 141,949 shares of our common stock to Novosom as consideration for the acquired assets. The shares had an aggregate value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to a maximum of $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, at our discretion. In December 2011 we recognized approximately $0.1 million as research and development expense for additional consideration paid to Novosom as a result of the License Agreement that we entered into with Mirna Therapeutics. In January and September 2012 we issued 112,385 and 228,521 shares of common stock, respectively, to Novosom as additional consideration as a result of the license agreements that we entered into with Mirna and Monstanto.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. This agreement terminated by its terms in June 2012. Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of March 31, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

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

Note 7 — Income Taxes

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

Note 8 — Commitments and Contingencies

Standby Letter of Credit — In connection with the terms of our lease of our Bothell, Washington facility we have provided our landlord with a stand-by letter of credit. The landlord has periodically drawn on the $1.2 million standby letter of credit for that facility, which has resulted in draws on our restricted cash, and we have periodically replenished the standby letter of credit and increased the restricted cash balance. As of March 31, 2012, approximately $1.1 million was outstanding on the remaining standby letter of credit.

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

As additional consideration for the Termination Agreement we agreed to issue 1,500,000 shares of our common stock to the landlord contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

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

Note 9 — Subsequent Events

As further described in Note 1, on June 1, 2012, we announced that, due to our financial condition, we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated. As of November 30, 2012, we had approximately 10 remaining employees, including all of our executive officers, all of whom are either furloughed or working on reduced salary. We have also sold substantially all of our equipment, and have ceased operations at our facility located at 3830 Monte Villa Parkway in Bothell, Washington. As a result, since June 1, 2012 our internal research and development efforts have been, and as of the date of the filing of this report they continue to be, minimal, pending receipt of adequate funding.

As further described in Notes 3 and 4, we issued warrants to purchase up to an additional 3,199,848 shares of common stock to the holders of our secured promissory notes in connection with certain amendments that, among other things, extended the maturity date of the notes to December 31, 2012 and adjusted the exercise price of all of the outstanding warrants issued to the noteholders to $0.28 per share. As a result of the issuance of the warrants to the holders of our secured notes payable, the exercise price of the Series A Warrants and warrants issued in June 2009 also adjusted to $0.28 per share in August 2012.

As further described in Notes 4 and 8, effective October 1, 2012, we entered into a Lease Termination Agreement with the landlord for our facilities located at 3830 Monte Villa Parkway, Bothell, WA pursuant to which we reduced the term of the lease. As additional consideration for the Termination Agreement, we agreed to issue to the landlord 1,500,000 shares of our common stock contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

As further described in Note 6: (i) in May 2012 we entered into an exclusive license agreement with Monsanto Company for our delivery and chemistry technologies; (ii) in May 2012 we entered into a strategic alliance with Girindus Group regarding the development, supply and commercialization of certain oligonucleotide constructs using our CRN technology; (iii) in August 2012 we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc. regarding the development of both single and double-stranded oligonucleotide therapeutics utilizing our CRN technology; (iv) on November 28, 2012 we entered into a license agreement with Tekmira pursuant to which we granted to Tekmira a worldwide, non-exclusive license to our unlocked nucleobase analog technology for the development and commercialization of oligonucleotide therapeutics; and (v) on November 2, 2012, Debiopharm provided notice that our agreement for the bladder cancer program would be terminated effective December 5, 2012 due to its own operational reasons.

As further described in Note 4, our common stock traded on the OTCQX Tier of the OTC Markets until July 10, 2012. It began trading on the OTC Pink Tier of the OTC Markets on July 11, 2012.

As further described in Note 4, during August, October and November 2012 we issued to eleven of our vendors an aggregate of approximately 3.8 million shares of our common stock to settle outstanding amounts due to such vendors in the aggregate amount of approximately $1.2 million. We also agreed to issue an additional 87,254 shares to settle approximately $20,000 in amounts due to one vendor contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding in the immediate future; (ii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

Our pipeline includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and preclinical programs in bladder cancer and myotonic dystrophy. During the past year, we have entered into the following agreements regarding our technology:

•	In December 2011, we entered into an exclusive license agreement with Mirna Therapeutics, Inc., a privately-held biotechnology company pioneering microRNA replacement therapy for cancer, regarding the development and commercialization of microRNA-based therapeutics utilizing Mirna’s proprietary microRNAs and our novel SMARTICLES®-based liposomal delivery technology.

•	In March 2012, we entered into an exclusive license agreement with ProNAi Therapeutics, Inc., a privately-held biotechnology company pioneering DNA interference (DNAi) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing our novel SMARTICLES®-based liposomal delivery technology.

•	In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company, a global leader in agriculture and crop sciences, regarding the agricultural applications for our delivery and chemistry technologies.

•	In May 2012, we entered into a strategic alliance with Girindus Group, a recognized leader in process development, analytical method development and cGMP manufacture of oligonucleotide therapeutics, regarding the development, supply and commercialization of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology.

•	In August 2012, we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc., a global leader in the development of human therapeutics, regarding the development of oligonucleotide therapeutics utilizing our CRN technology.

•	In November 2012, we entered into a worldwide, non-exclusive license agreement with Protiva Biotherapeutics Inc., a wholly owned subsidiary of Tekmira Pharmaceuticals Corporation (“Tekmira”), a leading oligonucleotide-based drug discovery and development company, regarding the development of oligonucleotide therapeutics using our Unlocked Nucleobase Analog (UNA) technology.

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

In terms of collaborations and strategic partnerships: (i) Mirna has the right to fund and develop specific microRNA-based nucleic acid therapeutics using our SMARTICLES®-based liposomal delivery technology, which arrangement includes the potential for milestone and royalty payments; (ii) ProNAi has the right to fund and develop DNAi-based nucleic acid therapeutics using our SMARTICLES®-based liposomal delivery technology, which arrangement includes the potential for milestone and royalty payments; (iii) Monsanto has the right to fund and develop applications in the agriculture field if any, using our delivery and chemistry technologies, which arrangement includes the potential for royalty payments; (iv) Girindus will fund the commercialization of CRN-based amidites and CRN-based oligonucleotides for sale to industry and academia, which arrangement includes the potential for royalty payments; (v) Novartis has the right to fund and develop CRN-based nucleic acid therapeutics; and (vi) Tekmira has the right to fund and develop oligonucleotide therapeutics using our UNA technology, which arrangement includes the potential for milestone and royalty payments. Furthermore, ProNAi is funding their Phase 1 clinical trial, and using our proprietary SMARTICLES®-based liposomal delivery technology for systemic administration, which arrangement does not provide any financial benefit to us but continues to validate and advance our SMARTICLES®-based liposomal delivery technology.

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

We believe we have successfully leveraged our broad and proven expertise to create an industry-leading integrated nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through licensing agreements with Mirna and ProNAi using our SMARTICLES®-based liposomal delivery technology, licensing agreements with Girindus and Novartis using our CRN technology, a licensing agreement with Tekmira using our UNA technology, the Phase 1 clinical trial by ProNAi using our SMARTICLES®-based liposomal delivery technology, licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies and our own FAP Phase 1b/2a clinical trial with the Trans Kingdom RNA interference (“tkRNAi”) platform.

Reduction of Operations

On June 1, 2012, we announced that, due to our financial condition, we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated. As of November 30, 2012, we had approximately 10 remaining employees, including all of our executive officers, all of whom are either furloughed or working on reduced salary. We have also sold substantially all of our equipment, and have ceased operations at our facility located at 3830 Monte Villa Parkway in Bothell, WA. As a result, since June 1, 2012 our internal research and development (“R&D”) efforts have been, and as of the date of the filing of this report they continue to be, minimal, pending receipt of adequate funding.

Cash Position and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2012, we had an accumulated deficit of approximately $325.0 million, and have incurred, and may in the future continue to incur, losses and negative cash flows from operations as we continue our planned business operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012 and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, secured loans.

We plan to continue to work with large pharmaceutical companies regarding R&D collaboration agreements or investments, and to pursue public and private sources of financing to raise cash. However, there can be no assurance that we will be successful in such endeavors.

The market value and the volatility of our stock price, as well as general market conditions, could make it difficult for us to complete a financing or collaboration transaction on favorable terms, or at all. Any financing we obtain may further dilute the ownership interest of our current stockholders, which dilution could be substantial, or provide new stockholders with superior rights than those possessed by our current stockholders. If we are unable to obtain additional capital when required, and in the amounts required, we may be forced to modify, delay or abandon some or all of our programs, or to discontinue operations altogether. Additionally, any collaboration may require us to relinquish rights to our technologies. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K for the year ended December 31, 2011 states that we have ceased substantially all day-to-day operations, including most research and development activities, have incurred recurring losses, have a working capital and accumulated deficit, and have had recurring negative cash flows from operations, that raise substantial doubt about our ability to continue as a going concern.

At March 31, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $3.7 million and approximately $1.5 million in cash, including approximately $1.1 million in restricted cash.

We believe that our resources as the date of the filing of this report will be sufficient to fund our planned limited operations until the end of 2012.

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

In August 2012 we received $1 million in a one-time upfront payment in connection with the License Agreement that we entered into with Novartis Institutes for Biomedical Research, Inc. Between September and November 2012, we received additional funds as a result of the sale of certain equipment at our corporate headquarters, the receipt of the upfront payment in connection with the license agreement that we entered into with ProNAi Therapeutics and the receipt of an accelerated milestone payment in connection with the license agreement that we entered into with Mirna Therapeutics. In addition, on November 28, 2012, we entered into a license agreement with Tekmira, in connection with which we received an upfront payment in the amount of $300,000.

Cash flows

Our operating activities used cash of approximately $3.3 million in the quarter ended March 31, 2012, compared to approximately $4.5 million in the quarter ended March 31, 2011. In the quarter ended March 31, 2012, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, offset in part by non-cash amortization of the discount on notes payable, stock-based compensation, depreciation and amortization, changes in accounts payable and changes in prepaid and other assets. In the quarter ended March 31, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable, offset in part by stock-based compensation, depreciation and amortization and changes in deferred revenues. To the extent that we obtain sufficient funding, we expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $0.1 million in the quarter ended March 31, 2012, compared to using cash in the amount of approximately $0.1 million in the quarter ended March 31, 2011. In the quarter ended March 31, 2012, cash provided by investing activities was cash received from sales of furniture and equipment. In the quarter ended March 31, 2011, cash used in investing activities was the result of changes in restricted cash.

Our financing activities provided cash of approximately $2.6 million in the quarter ended March 31, 2012, compared to approximately $4.7 million in the quarter ended March 31, 2011. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2012, we received net proceeds of $1.5 million from the issuance of notes payable and warrants to purchase shares of common stock. In March 2012, we raised net proceeds of approximately $1.1 million through an offering of shares of common stock and warrants to purchase shares of common stock. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock.

Summary

We believe that our resources as of the date of the filing of this report are sufficient to fund our planned limited operations until the end of 2012. The market value and the volatility of our stock price, as well as our current financial situation and general market conditions, could make it difficult for us to complete a financing or collaboration transaction on favorable terms, or at all. Any financing we obtain may further, and substantially, dilute or otherwise impair the ownership interests of our current stockholders. If we fail to obtain significant additional capital in the immediate future, we will be forced to further delay, reduce or eliminate some or all of our planned activities.

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended March 31,		Change
	2011	2012	$	%
Revenue	$214	$131	$(83)	(39)%
Operating expenses
Research and development	3,350	2,560	(790)	(24)%
Selling, general and administrative	1,903	1,716	(187)	(10)%
Restructuring	228	35	(193)	(85)%
Total operating expenses	5,481	4,311	(1,170)	(21)%
Interest and other expense	—	(914)	(914)	—
Change in fair value liability for price adjustable warrants and subscription investment units	1,602	270	(1,332)	(83)%
Net loss	$(3,665)	$(4,824)	$(1,159)	32%

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2012

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended March 31,
	2011	2012
Mirna	—	61%
Debiopharm	25%	20%
Astra Zeneca	28%	—
Undisclosed Partner #1	23%	—
Other	24%	19%
Total	100%	100%

Revenue. Revenue was approximately $0.2 million in the quarter ended March 31, 2011 and approximately $0.1 million in the quarter ended March 31, 2012. Revenue in each period consisted primarily of R&D services under our various agreements. We expect that our license revenue will increase in 2012 as compared to 2011 as a result of our license agreements with Monsanto, Novartis, ProNAi and Tekmira.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the quarter ended March 31, 2012 decreased by 24% to approximately $2.6 million compared to approximately $3.4 million in the prior year quarter, due to the following:

•	Personnel-related expenses decreased by 33% to approximately $1.1 million in the quarter ended March 31, 2012, compared to approximately $1.6 million in the quarter ended March 31, 2011, due primarily to a decrease in headcount from the prior year period.

•	Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services decreased by 10% to approximately $0.5 million in the quarter ended March 31, 2012, compared to approximately $0.6 million in the prior year quarter, as the funded activities changed from period-to-period as we advanced our programs for RNAi therapeutics, including our FAP clinical trial.

•	Facilities and equipment costs decreased by 10% to approximately $0.8 million in the quarter ended March 31, 2012 compared to approximately $0.9 million in the prior year quarter due primarily to a decrease in depreciation expense.

•	Patent license fees decreased by approximately $0.1 million in the quarter ended March 31, 2012 compared to the prior year quarter.

•	Stock-based compensation included in R&D expense was approximately $0.1 million in the both the quarter ended March 31, 2012 and the quarter ended March 31, 2011.

We expect that our R&D expenses will decrease in 2012 compared to 2011 due to our limited business operations, particularly during the period following our June 1, 2012 announcement that we had ceased substantially all day-to-day operations.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs decreased by 10% to approximately $1.7 million in the quarter ended March 31, 2012 compared to approximately $1.9 million in the prior year quarter due to the following:

•	Personnel-related expenses decreased by 43% to approximately $0.4 million in the quarter ended March 31, 2012, compared to approximately $0.8 million in the prior year quarter, due primarily to a decrease in headcount from the prior year period.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 32% to approximately $1.1 million in the quarter ended March 31, 2012, compared to approximately $0.8 million in the quarter ended March 31, 2011, due primarily to an increase in legal fees.

•	Facilities and equipment costs were approximately $0.1 million in both the quarter ended March 31, 2012 and the quarter ended March 31, 2011.

•	Stock-based compensation included in selling, general and administrative expense was approximately $ 0.1 million in the quarter ended March 31, 2012, compared to approximately $0.2 million in the quarter ended March 31, 2011. The decrease was due primarily to a decrease in the weighted average fair value of stock options which were being amortized in the quarter ended March 31, 2012.

We expect selling, general and administrative expenses to decrease in 2012 compared to 2011, due to cost reduction measures.

Restructuring . Restructuring expense decreased to approximately $35,000 in the quarter ended March 31, 2012, compared to approximately $228,000 in the prior year quarter. In February 2012, we closed our Cambridge site, entered into a sublease with a third party for the remainder of the lease term and recorded restructuring expenses related to that facility. In 2011, we recorded expenses related to our exited facility at 3450 Monte Villa Parkway, which lease we terminated on September 30, 2011 and as a result we had no restructuring expenses related to that facility in 2012. We expect restructuring expense to increase in 2012 compared to 2011 due to the closure of our facility at 3830 Monte Villa Parkway. In September 2012, we sold most of the remaining property and equipment and abandoned the leasehold improvements at that facility. We recorded approximately $1.4 million as restructuring expense, net of proceeds for the asset sales, relating to these asset sales and abandonments. We terminated our lease for this facility effective October 1, 2012 and expect to record restructuring expense in Q4 2012 related to the remaining payments on the lease of approximately $0.9 million, offset by the remaining deferred rent liability of approximately $1.1 million.

Interest and other expense. In 2012, we incurred interest and other expense due to interest on our notes payable and due to non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units resulted in the recognition of income of approximately $0.3 million in the quarter ended March 31, 2012, compared to income of approximately $1.6 million in the quarter ended March 31, 2011. In the first quarter of 2012, our stock price decreased from $0.89 per share to $0.65 per share as of the end of the quarter, which decreased the fair value liability for those particular warrants and subscription investment units, which represented income for us. In the first quarter of 2011, our stock price decreased from $15.50 per share to $7.00 per share as of the end of the quarter, which decreased the fair value liability for those particular warrants and subscription investment units, which represented income for us.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2011 Form 10-K. The material weaknesses discussed therein, which arose during the year end reporting period in connection with the preparation of the financial statements contained in the 2011 Form 10-K, have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current financial condition, the closure of our facilities and the loss of personnel have placed pressure on our system of internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A – RISK FACTORS

The risk factor(s) set forth below should be considered in conjunction with the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on October 10, 2012, under the heading “Risk Factors.”

Risks Relating to being an Early Stage Drug Development Company

Although we have ceased substantially all of our day-to-day operations and terminated substantially all of our employees, our cash and other sources of liquidity may only be sufficient to fund our limited operations until the end of 2012. We will require substantial additional funding in the immediate future to continue our operations. If additional capital is not available, we may have to curtail or cease operations, or take other actions that could adversely impact our shareholders.

Our business currently does not generate the cash that is necessary to finance our operations. We incurred net losses of approximately $27.8 million in 2010, $29.4 million in 2011 and $4.8 million during the three months ended March 31, 2012. We will require significant additional capital in the immediate future to:

•	fund research and development activities, including clinical and pre-clinical trials;

•	pursue licensing opportunities for our technologies;

•	protect our intellectual property;

•	attract and retain highly-qualified scientists;

•	respond effectively to competitive pressures; and

•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development;

•	continued scientific progress in these programs;

•	the outcome of potential partnering or licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our products; and

•	the regulatory approval process for our products.

As a result of insufficient capital, on June 1, 2012 we announced that we had ceased substantially all day-to-day operations, including most research and development activities, and implemented a furlough of approximately 90% of our employees. Since that time substantially all of the furloughed employees have been terminated. We have also sold substantially all of our equipment, and have ceased operations at our facility located at 3830 Monte Villa Parkway in Bothell, WA. As a result, since June 1, 2012 our internal research and development efforts have been, and as of the date of the filing of this report they continue to be, minimal, pending receipt of adequate funding.

In addition, in February 2012 we issued secured promissory notes to two investors, for which the payment of principal and interest is due and payable in full on December 31, 2012 (if not converted into shares of our common stock prior to such date). The notes are secured by substantially all of our assets. We believe that our currently available cash and cash equivalents will be sufficient to fund our limited operations until the end of 2012. As a result of our limited financial resources and our limited operations, we believe that there is substantial doubt about our ability to continue as a going concern. This doubt has also been expressed by our independent registered public accounting firm in its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2011 and 2010 and our consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on December 5, 2012.

MARINA BIOTECH, INC.

By:	/S/ J. MICHAEL FRENCH
J. Michael French
President and Chief Executive Officer

By:	/S/ PHILIP C. RANKER
Philip C. Ranker
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed Herewith.
(2)	Furnished Herewith.

