Form 10-Q
period 2012-06-30
Marina Biotech, Inc.
filed 2012-12-05
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	June 30, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$976	$96
Restricted cash	1,011	998
Accounts receivable	0	250
Prepaid expenses and other current assets	589	241
Total current assets	2,576	1,585
Property and equipment, net	2,429	1,900
Intangible assets	6,700	6,700
Other assets	45	0
Total assets	$11,750	$10,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$3,544
Accrued payroll and employee benefits	376	379
Other accrued liabilities	879	410
Notes payable and accrued interest, net of discount	0	1,386
Deferred revenue	848	682
Total current liabilities	4,639	6,401
Deferred rent and other liabilities	1,243	1,149
Fair value liability for price adjustable warrants and subscription investment units	3,485	2,141
Deferred tax liabilities	2,345	2,345
Total liabilities	11,712	12,036
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	0	0
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 10,438,912 shares issued and outstanding as of December 31, 2011 and 180,000,000 shares authorized, 12,342,109 shares issued and outstanding as of June 30, 2012	320,232	322,087
Accumulated deficit	(320,194)	(323,938)
Total stockholders’ equity (deficit)	38	(1,851)
Total liabilities and stockholders’ equity	$11,750	$10,185

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Revenue	$129	$1,658	$343	$1,789

Operating expenses:
Research and development	2,772	1,193	6,122	3,753
Selling, general and administrative	2,748	992	4,651	2,708
Restructuring	58	0	286	35
Total operating expenses	5,578	2,185	11,059	6,496
Loss from operations	(5,449)	(527)	(10,716)	(4,707)

Other income (expense):
Interest and other expense	0	(1,351)	0	(2,265)
Change in fair value liability for price adjustable warrants and subscription investment units	1,864	2,958	3,466	3,228
Total other income (expense), net	1,864	1,607	3,466	963
Net income (loss)	$(3,585)	$1,080	$(7,250)	$(3,744)

Net income (loss) per common share:
Basic	$(0.79)	$0.09	$(1.89)	$(0.33)
Diluted	$(0.79)	$0.09	$(1.89)	$(0.33)

Shares used in computing net income (loss) per share
Basic	4,540	12,221	3,828	11,460
Diluted	4,540	12,400	3,828	11,460

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2012

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity (Deficit)
	(In thousands, except share data)
Balance December 31, 2011	10,438,912	$320,232	$(320,194)	$38
Proceeds from the issuance of common shares and warrants, net	1,600,002	1,111	0	1,111
Shares issued in connection with license agreement	112,385	107	0	107
Fractional shares redeemed	(104)	0	0	0
Proceeds from employee stock purchase plan purchases	3,908	2	0	2
Reclassification of fair value liability for price adjustable warrants exercised	187,006	291	0	291
Compensation related to stock options and employee stock purchase plan, net of forfeitures	0	344	0	344
Net loss	0	0	(3,744)	(3,744)
Balance June 30, 2012	12,342,109	$322,087	$(323,938)	$(1,851)

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2012
	(In thousands)
Operating activities:
Net loss	$(7,250)	$(3,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	572	344
Depreciation and amortization	704	395
Non-cash research and development expense	30	0
Non-cash amortization of discount on notes payable	0	2,175
Non-cash restructuring expense	225	35
Accretion of restructuring liability	61	0
Change in fair value of price adjustable warrants and subscription investment units	(3,466)	(3,228)
Loss on retirement of assets	0	17
Changes in assets and liabilities:
Restricted cash	0	13
Accounts receivable	54	(250)
Prepaid expenses and other assets	260	393
Accounts payable	(598)	1,008
Deferred revenue	476	(166)
Accrued expenses and deferred rent and other liabilities	(345)	(452)
Accrued restructuring	(153)	0
Net cash used in operating activities	(9,430)	(3,460)

Investing activities:
Change in restricted cash	(140)	0
Proceeds from sales of property and equipment	0	107
Net cash (used in) provided by investing activities	(140)	107

Financing activities:
Proceeds from sales of common shares and warrants, net	10,726	1,111
Proceeds from issuance of notes payable and warrants	0	1,500
Payments on notes payable	0	(140)
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	2,483	2
Net cash provided by financing activities	13,209	2,473

Net increase (decrease) in cash	3,639	(880)
Cash — beginning of year	1,066	976
Cash — end of period	$4,705	$96

Non-cash financing activities:
Issuance of common stock to settle liabilities	$80	$0
Issuance of common stock in connection with license agreement	0	107

Supplemental disclosure:
Cash paid for interest	$0	$62

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2012 and 2011 (Unaudited)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2012, we had an accumulated deficit of approximately $323.9 million, have incurred, and may in the future continue to incur, losses as we continue our planned business operations and have had recurring negative cash flows from operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012, and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and secured loans.

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

At June 30, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $4.8 million and approximately $1.1 million in cash, including approximately $1.0 million in restricted cash.

We believe that our resources as of the date of the filing this report of will be sufficient to fund our planned limited operations until the end of 2012.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

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

We currently measure and report at fair value our liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Balance at June 30, 2012	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants and subscription investment units	$2,141	—	—	$2,141
Total liabilities at fair value	$2,141	—	—	$2,141

The following presents activity of the fair value liability of price adjustable warrants and subscription investment units determined by Level 3 inputs (in thousands, except per share data):

	Fair value liability for price adjustable warrants and subscription	Weighted average as of each measurement date
	investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2011	$3,485	$0.76	$0.89	124%	5.4	0.9%
Fair value of warrants issued	2,175	0.29	0.52	123%	5.4	0.8%
Reclassification to equity upon exercise of warrants	(291)	0.51	0.74	135%	5.0	0.7%
Change in fair value included in statement of operations	(3,228)
Balance at June 30, 2012	$2,141	$0.29	$0.28	138%	5.0	0.9%

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

Net Income (Loss) Per Common Share — Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The effect of certain warrants which had an exercise price less than the weighted average stock price was included in the net income per share calculation for the three month period ended June 30, 2012, using the treasury stock method. These warrants were not included in the net loss per share calculations for the six month period ended June 30, 2012, and the three and six month periods ended June 30, 2011 since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded for periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Stock options outstanding	256,964	521,834	256,964	521,834
Warrants	4,958,505	2,288,942	4,958,505	10,001,086
Subscription investment units	184,855	0	184,855	0
Total	5,400,324	2,810,776	5,400,324	10,522,920

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Monsanto	—	90%		84%
Mirna	—	3%	—	7%
Debiopharm	65%	—	40%	1%
Astra Zeneca	—	—	17%	—
Undisclosed Partner #1	—	—	15%	—
Other	35%	7%	28%	8%
Total	100%	100%	100%	100%

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

The following table presents the activity in notes payable and accrued interest and related discount for the six months ended June 30, 2012 (in thousands):

	Notes Payable and accrued interest	Discount	Notes Payable and accrued interest, net
Balance at January 1, 2012	$—	$—	$—
Issuances of notes payable and warrants	1,500	(1,651)	(151)
Issuances of warrants upon amendments	—	(524)	(524)
Accrued interest	86		86
Payments	(200)	—	(200)
Amortization of discount to interest expense	—	2,175	2,175
Balance at June 30, 2012	$1,386	$0	$1,386

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

 The following summarizes warrant activity during the six months ended June 30, 2012:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	6,261,978	$3.82
Warrants issued	5,559,705	0.57
Warrants expired	(1,380,597)	1.34
Warrants exercised	(440,000)	0.51
Warrants outstanding, June 30, 2012	10,001,086	$2.19

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

Note 5 — Stock Incentive Plans

At June 30, 2012 options to purchase up to 521,834 shares of our common stock were outstanding and 405,990 shares were available for future grants or awards under our various stock incentive plans. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of June 30, 2012 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Stock-based compensation:
Research and development	$90	$38	$192	$152
Selling, general and administrative	188	77	380	192
Total stock-based compensation	$278	$115	$572	$344

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

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2011	578,257	$26.22
Options expired	(14,154)	61.33
Options forfeited	(42,269)	2.28
Outstanding at June 30, 2012	521,834	$27.20	4.3 years	$—
Exercisable at June 30, 2012	187,621	$71.06	3.9 years	$—

The per-share fair value of stock options granted was approximately $4.60 and $5.60 in the three and six months ended June 30, 2011, respectively which was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions for the periods presented as follows. We did not grant any options during the three or six months ended June 30, 2012.

	Three months ended June 30, 2011	Six months ended June 30, 2011
Expected dividend yield	0%	0%
Risk free interest rate	2.6%	2.5%
Expected stock volatility	113%	113%
Expected option life	5.5 years	5.6 years

As of June 30, 2012, we had approximately $0.3 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.8 years.

The intrinsic value of stock options outstanding and exercisable at June 30, 2012 is based on the $0.28 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.28 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at June 30, 2012 which had an exercise price less than $0.28. There were no stock options exercised in the three or six months ended June 30, 2011 or June 30, 2012.

Employee Stock Purchase Plan — As of June 30, 2012, a total of 65,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and 18,141 have been issued. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Stock-based compensation expense related to the ESPP was not material in the three and nine month periods ended June 30, 2011 and June 30, 2012.

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

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of June 30, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for Novosom’s SMARTICLES®-based liposomal delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UNA and CRN-based oligonucleotide therapeutics. We issued an aggregate of 141,949 shares of our common stock to Novosom as consideration for the acquired assets. The shares had an aggregate value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to a maximum of $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, at our discretion. In December 2011 we recognized approximately $0.1 million as research and development expense for additional consideration paid to Novosom as a result of the License Agreement that we entered into with Mirna Therapeutics. In January and September 2012 we issued 112,385 and 228,521 shares of common stock to Novosom as additional consideration as a result of the license agreements that we entered into with Mirna and Monstanto.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. This agreement terminated by its terms in June 2012. Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of June 30, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

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

Note 8 — Commitments and Contingencies

Standby Letter of Credit — In connection with the terms of our lease of our Bothell, Washington facility we have provided our landlord with a stand-by letter of credit. The landlord has periodically drawn on the $1.2 million standby letter of credit for that facility, which has resulted in draws on our restricted cash, and we have periodically replenished the standby letter of credit and increased the restricted cash balance. As of June 30, 2012, approximately $1.0 million was outstanding on the standby letter of credit.

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

Note 9 — Subsequent Events

As further described in Notes 3 and 4, in August and October 2012 we issued warrants to purchase up to an additional 1,250,000 and 1,035,715 shares of common stock, respectively, to the holders of our secured promissory notes in connection with certain amendments that, among other things, extended the maturity date of the notes to December 31, 2012 and adjusted the exercise price of all of the outstanding warrants issued to the noteholders to $0.28 per share. As a result of the issuance of these warrants, the exercise price of the Series A Warrants and warrants issued in June 2009 also adjusted to $0.28 per share in August 2012.

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

As further described in Note 6: (i) in August 2012 we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc. regarding the development of both single and double-stranded oligonucleotide therapeutics utilizing our CRN technology; (ii) on November 28, 2012 we entered into a license agreement with Tekmira pursuant to which we granted to Tekmira a worldwide, non-exclusive license to our unlocked nucleobase analog technology for the development and commercialization of oligonucleotide therapeutics; and (iii) on November 2, 2012, Debiopharm provided notice that our agreement for the bladder cancer program would be terminated effective December 5, 2012 due to its own operational reasons.

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

Our pipeline includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and preclinical programs in bladder cancer and myotonic dystrophy. During the past year, we have entered into the following agreements regarding our technology:

•	In December 2011, we entered into an exclusive license agreement with Mirna Therapeutics, Inc., a privately-held biotechnology company pioneering microRNA replacement therapy for cancer, regarding the development and commercialization of microRNA-based therapeutics utilizing Mirna’s proprietary microRNAs and our novel SMARTICLES®-based liposomal delivery technology.

•	In March 2012, we entered into an exclusive license agreement with ProNAi Therapeutics, Inc., a privately-held biotechnology company pioneering DNA interference (DNAi) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing our novel SMARTICLES®-based liposomal delivery technology.

•	In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company, a global leader in agriculture and crop sciences, regarding the agricultural applications for our delivery and chemistry technologies.

•	In May 2012, we entered into a strategic alliance with Girindus Group, a recognized leader in process development, analytical method development and cGMP manufacture of oligonucleotide therapeutics, regarding the development, supply and commercialization of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology.

•	In August 2012, we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc., a global leader in the development of human therapeutics, regarding the development of oligonucleotide therapeutics utilizing our CRN technology.

•	In November 2012, we entered into a worldwide, non-exclusive license agreement with Protiva Biotherapeutics Inc., a wholly owned subsidiary of Tekmira Pharmaceuticals Corporation (“Tekmira”), leading oligonucleotide-based drug discovery and development company, regarding the development of oligonucleotide therapeutics using our Unlocked Nucleobase Analog (UNA) technology.

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

As of June 30, 2012, we had an accumulated deficit of approximately $323.9 million, and have incurred, and may in the future continue to incur, losses and negative cash flows from operations as we continue our planned business operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012 and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, secured loans.

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

At June 30, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $4.8 million and approximately $1.1 million in cash, including approximately $1.0 million in restricted cash.

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

Cash flows

Our operating activities used cash of approximately $3.5 million in the six months ended June 30, 2012, compared to $9.4 million in the six months ended June 30, 2011. In the six months ended June 30, 2012, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units and changes in accrued expenses, offset by non-cash amortization of the discount on notes payable, stock-based compensation, depreciation and amortization and changes in accounts payable. In the six months ended June 30, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable and accrued expenses, offset in part by stock-based compensation, depreciation and amortization, non-cash restructuring charges, and changes in deferred revenue. To the extent that we obtain sufficient funding, we expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $0.1 million in the six months ended June 30, 2012, compared to using cash of approximately $0.1 million in the six months ended June 30, 2011. In the six months ended June 30, 2012 cash used in investing activities was the result of proceeds from sales of property and equipment. In the six months ended June 30, 2011 cash used in investing activities was the result of changes in restricted cash.

Our financing activities provided cash of approximately $2.5 million in the six months ended June 30, 2012, compared to $13.2 million in the six months ended June 30, 2011. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2012, we received net proceeds of $1.5 million from the issuance of notes payable and warrants to purchase shares of common stock. In March 2012, we raised net proceeds of approximately $1.1 million through an offering of shares of common stock and warrants to purchase shares of common stock. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock and in May 2011, we raised net proceeds of approximately $6.3 million through an offering of shares of common stock and warrants. In the six months ended June 30, 2011, we received proceeds of approximately $2.5 million from the exercise of warrants and subscription investment units.

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

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended June 30,		Change		Six months ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%
Revenue
License and other revenue	$129	$1,658	$1,529	1,185%	$343	$1,789	$1,446	422%

Operating expenses
Research and development	2,772	1,193	(1,579)	(57)%	6,122	3,753	(2,369)	(39)%
Selling, general and administrative	2,748	992	(1,756)	(64)%	4,651	2,708	(1,943)	(42)%
Restructuring	58	—	(58)	(100)%	286	35	(251)	(88)%
Total operating expenses	5,578	2,185	(3,393)	(61)%	11,059	6,496	(4,563)	(41)%
Interest and other expense	—	(1,351)	(1,351)	—	—	(2,265)	(2,265)	—

Change in fair value liability for price adjustable warrants and subscription investment units	1,864	2,958	1,094	(59)%	3,466	3,228	(238)	(7)%

Net income (loss)	$(3,585)	$1,080	$4,665	(130)%	$(7,250))	$(3,744)	$3,506	(48)%

Comparison of the Three and Six months ended June 30, 2011 to the Three and Six months ended June 30, 2012

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Monsanto	—	90%		84%
Mirna	—	3%	—	7%
Debiopharm	65%	—	40%	1%
Astra Zeneca	—	—	17%	—
Undisclosed Partner #1	—	—	15%	—
Other	35%	7%	28%	8%
Total	100%	100%	100%	100%

Revenue. Revenue was approximately $1.7 million and $1.8 million in the three and six months ended June 30, 2012 compared to approximately $0.1 million and $0.3 million in the three and six months ended June 30, 2011. In the three and six months ended June 30, 2012, we earned $1.5 million in license revenue from our agreement with Monsanto. Revenue for the three and six months ended June 30, 2011 consisted primarily of R&D services under our various agreements. We expect that our license revenue will increase in 2012 as compared to 2011 as a result of our license agreements with Monsanto, Novartis, ProNAi and Tekmira.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended June 30, 2012 decreased by 57% to approximately $1.2 million and decreased by 39% to approximately $3.8 million compared to the same periods of 2011, due to the following:

•	Personnel-related expenses decreased by 74% and 51% to approximately $0.3 million and $1.4 million in the three and six months ended June 30, 2012, compared to approximately $1.3 million and $2.9 million in the three and six months ended June 30, 2011. Due to our financial condition, on June 1, 2012 we announced that we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated.

•	Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services decreased by 60% and 35% to approximately $0.2 million and $0.7 million in the three and six months ended June 30, 2012, compared to approximately $0.6 million and $1.1 million in the prior year periods. Since June 1, 2012 our internal research and development efforts have been minimal, pending receipt of adequate funding.

•	Patent license fees included in R&D expense were approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2012 compared to zero and $0.1 million in the three and six months ended June 30, 2011.

•	Facilities and equipment costs decreased by 44% and 26% to approximately $0.5 million and $1.3 million in the three and six months ended June 30, 2012 compared to approximately $0.8 million and $1.7 million in the same periods of 2011. The decreases were due primarily to lower expenses as a result of the closure of our facility in Cambridge in March 2012, decreases in depreciation expense due to the retirement of equipment and other cost containment measures.

•	Stock-based compensation included in R&D expense decreased by 57% and 21% in the three and six months ended June 30, 2012 to approximately $40,000 and $0.2 million compared to approximately $0.1 million and $0.2 million in the same periods of 2011 due primarily to employee terminations.

We expect that our R&D expenses will decrease in 2012 compared to 2011 due to our limited business operations, particularly during the period following our June 1, 2012 announcement that we had ceased substantially all day-to-day operations.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs decreased by 64% to approximately $1.0 million and by 42% to approximately $2.7 million in the three and six months ended June 30, 2012 compared to the prior year periods due to the following:

•	Personnel-related expenses decreased by 68% and 54% to approximately $0.2 million and $0.7 million in the three and six months ended June 30, 2012, compared to approximately $0.7 million and $1.5 million in the three and six months ended June 30, 2011. Due to our financial condition, on June 1, 2012 we announced that we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 41% and 9% to approximately $0.6 million and $1.7 million for the three and six months ended June 30, 2012, compared to approximately $1.0 million and $1.8 million in the same periods of 2011, due primarily to cost containment measures.

•	Included in selling, general and administrative expense in the three and six months ended June 30, 2011 were approximately $0.7 million in transaction costs associated with the issuance of our warrants in May 2011. We did not incur any warrant issuance costs in 2012.

•	Facilities and equipment costs decreased by 36% and 33% to approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2012, compared to approximately $0.1 million and $0.3 million in the prior year periods due to cost containment measures.

•	Stock-based compensation included in selling, general and administrative expense decreased by 59% and 50% to approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2012, compared to approximately $0.2 million and $0.4 million in the prior year periods, due primarily to employee terminations.

We expect selling, general and administrative expenses to decrease in 2012 compared to 2011, due to cost reduction measures.

Restructuring. Restructuring expense was zero and $35,000 in the three and six months ended June 30, 2012, compared to approximately $0.1 million and $0.3 million the prior year periods. Earlier in 2012, we closed our Cambridge site, entered into a sublease with a third party for the remainder of the lease term and recorded restructuring expenses of approximately $35,000 related to that facility. In 2011, we recorded expenses related to our exited facility at 3450 Monte Villa Parkway, which lease we terminated on September 30, 2011, and as a result we had no restructuring expenses related to that facility in 2012. We expect restructuring expense to increase in 2012 compared to 2011 due to the closure of our facility at 3830 Monte Villa Parkway. In September 2012, we sold most of the remaining property and equipment and abandoned the leasehold improvements at that facility. We recorded approximately $1.4 million as restructuring expense, net of proceeds for the asset sales, relating to these asset sales and abandonments. We terminated our lease for this facility effective October 1, 2012 and expect to record restructuring expense in Q4 2012 related to the remaining payments on the lease of approximately $0.9 million, offset by the remaining deferred rent liability of approximately $1.1 million.

Interest and other expense. In 2012, we incurred interest and other expense due to interest on our notes payable and due to the non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units resulted in the recognition of income of approximately $3.0 million and $3.2 million in the three and six months ended June 30, 2012, compared to income of approximately $1.9 million and $3.5 million in the same periods of 2011. In the three months ended June 30, 2012, our stock price decreased from $0.65 per share to $0.28, which decreased the fair value liability, which represented income for us. In the six months ended June 30, 2012, our stock price decreased from $0.89 per share to $0.28 per share, which decreased the fair value liability, which represented income for us. In the three months ended June 30, 2011, our stock price decreased from $7.00 per share to $1.90 per share, which decreased the fair value liability, which represented income for us. In the six months ended June 30, 2011, our stock price decreased from $15.50 per share to $1.90 per share, which decreased the fair value liability, which represented income for us.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2011 Form 10-K. The material weaknesses discussed therein, which arose during the year end reporting period in connection with the preparation of the financial statements contained in the 2011 Form 10-K, have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current financial condition, the closure of our facilities and the loss of personnel have placed pressure on our system of internal control over financial reporting.

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

Our business currently does not generate the cash that is necessary to finance our operations. We incurred net losses of approximately $27.8 million in 2010, $29.4 million in 2011 and $3.7 million during the six months ended June 30, 2012. We will require significant additional capital in the immediate future to:

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

