Form 10-Q
period 2012-09-30
Marina Biotech, Inc.
filed 2012-12-05
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

MARINA BIOTECH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2012	4
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2012	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4 — CONTROLS AND PROCEDURES	30

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS	29
ITEM 2— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 6 — EXHIBITS	30
SIGNATURES	31
EXHIBIT INDEX	32

Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	September 30, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$976	$413
Restricted cash	1,011	692
Prepaid expenses and other current assets	589	208
Total current assets	2,576	1,313
Property and equipment, net	2,429	0
Intangible assets	6,700	6,700
Other assets	45	0
Total assets	$11,750	$8,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$1,760
Accrued payroll and employee benefits	376	249
Deferred rent, current portion	0	1,096
Other accrued liabilities	879	553
Notes payable and accrued interest, net of discount	0	1,201
Deferred revenue	848	682
Total current liabilities	4,639	5,541
Deferred rent and other liabilities, net of current portion	1,243	0
Fair value liability for price adjustable warrants and subscription investment units	3,485	2,477
Deferred tax liabilities	2,345	2,345
Total liabilities	11,712	10,363
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	0	0
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 10,438,912 shares issued and outstanding as of December 31, 2011 and 180,000,000 shares authorized, 16,166,756 shares issued and outstanding as of September 30, 2012	320,232	323,338
Accumulated deficit	(320,194)	(325,688)
Total stockholders’ equity (deficit)	38	(2,350)
Total liabilities and stockholders’ equity	$11,750	$8,013

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Revenue	$286	$1,106	$629	$2,895

Operating expenses:
Research and development	2,955	753	9,077	4,506
Selling, general and administrative	1,852	598	6,503	3,306
Restructuring	1,104	1,446	1,390	1,481
Total operating expenses	5,911	2,797	16,970	9,293
Loss from operations	(5,625)	(1,691)	(16,341)	(6,398)
Other income (expense):
Interest and other expense	0	(201)	0	(2,466)
Change in fair value liability for price adjustable warrants and subscription investment units	1,238	50	4,704	3,278
Gain on settlement of liabilities, net	0	92	0	92
Total other income (expense), net	1,238	(59)	4,704	904
Net loss	$(4,387)	$(1,750)	$(11,637)	$(5,494)
Net loss per common share — basic and diluted	$(0.55)	$(0.12)	$(2.22)	$(0.44)
Shares used in computing net loss per share — basic and diluted	8,041	14,309	5,248	12,417

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2012

(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity (Deficit)
	(In thousands, except share data)
Balance December 31, 2011	10,438,912	$320,232	$(320,194)	$38
Proceeds from the issuance of common shares and warrants, net	1,600,002	1,111	0	1,111
Shares issued in connection with license agreement	340,906	233	0	233
Fractional shares redeemed	(104)	0	0	0
Proceeds from employee stock purchase plan purchases	3,908	2	0	2
Reclassification of fair value liability for price adjustable warrants exercised	187,006	291	0	291
Shares issued in connection with settlement of liabilities	3,596,126	1,124	0	1,124
Compensation related to stock options and employee stock purchase plan, net of forfeitures	0	345	0	345
Net loss	0	0	(5,494)	(5,494)
Balance September 30, 2012	16,166,756	$323,338	$(325,688)	$(2,350)

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
	(In thousands)
Operating activities:
Net loss	$(11,637)	$(5,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to restricted stock, stock options and employee stock purchase plan	688	345
Depreciation and amortization	1,005	555
Non-cash research and development expense	30	0
Non-cash amortization of discount on notes payable	0	2,324
Non-cash restructuring expense	1,298	1,481
Accretion of restructuring liability	92	0
Change in fair value of price adjustable warrants and subscription investment units	(4,704)	(3,278)
Gain on settlement of liabilities, net	0	(92)
Loss on retirement of assets	0	17
Changes in assets and liabilities:
Restricted cash	0	319
Accounts receivable	49	0
Prepaid expenses and other assets	372	456
Accounts payable	(1,012)	440
Deferred revenue	480	(166)
Accrued expenses and deferred rent and other liabilities	(488)	(314)
Accrued restructuring	(368)	0
Net cash used in operating activities	(14,195)	(3,407)
Investing activities:
Change in restricted cash	(140)	0
Proceeds from sales of property and equipment	0	371
Net cash provided by (used in) investing activities	(140)	371
Financing activities:
Proceeds from sales of common shares and warrants, net	10,726	1,111
Proceeds from issuance of notes payable and warrants	0	1,500
Payments on notes payable	0	(140)
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	3,587	2
Net cash provided by financing activities	14,313	2,473
Net decrease in cash	(22)	(563)
Cash — beginning of year	1,066	976
Cash — end of period	$1,044	$413
Non-cash financing activities:
Issuance of common stock to settle liabilities	$1,562	$1,124
Issuance of common stock in connection with license agreement	0	233
Supplemental disclosure:
Cash paid for interest	$0	$62

See accompanying notes to condensed consolidated financial statements

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2012 and 2011 (Unaudited)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2012, we had an accumulated deficit of approximately $325.7 million, have incurred, and may in the future continue to incur, losses as we continue our planned business operations and have had recurring negative cash flows from operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012, and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners and secured loans.

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

At September 30, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $4.2 million and approximately $1.1 million in cash, including approximately $0.7 million in restricted cash.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

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

We currently measure and report at fair value our liability for price adjustable warrants and subscription investment units using the Black-Scholes-Merton valuation model using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Balance at September 30, 2012	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants and subscription investment units	$2,477	—	—	$2,477
Total liabilities at fair value	$2,477	—	—	$2,477

The following presents activity of the fair value liability of price adjustable warrants and subscription investment units determined by Level 3 inputs (in thousands, except per share data):

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants and subscription investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life in years	Risk free rate
Balance at December 31, 2011	$3,485	$0.76	$0.89	124%	5.4	0.9%
Fair value of warrants issued	2,561	0.28	0.49	127%	5.5	0.8%
Reclassification to equity upon exercise of warrants	(291)	0.51	0.74	135%	5.0	0.7%
Change in fair value included in statement of operations	(3,278)
Balance at September 30, 2012	$2,447	$0.25	$0.28	143%	4.7	0.9%

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

	2011	2012
Stock options outstanding	611,657	358,373
Warrants	4,956,005	11,251,086
Subscription investment units	25,000	0
Total	5,592,662	11,609,459

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

We have been dependent on our collaborative agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Novartis	—	95%	—	36%
Monsanto	—	5%		54%
Mirna	—	—	—	4%
Debiopharm	91%	—	63%	1%
Astra Zeneca	—	—	9%	—
Undisclosed Partner #1	—	—	8%	—
Other	9%	—	20%	5%
Total	100%	100%	100%	100%

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

In connection with the issuance of the secured promissory notes and warrants, we recorded a discount on notes payable representing the fair value of the warrants issued to the secured parties, as determined utilizing the Black-Scholes-Merton valuation model. The discount on notes payable was reported net of related notes payable and amortized as interest expense over the original term of the notes. The estimated fair value of the warrants was recorded as an increase in the fair value liability for price adjustable warrants. In connection with amendments to the purchase agreement and notes payable, we issued additional warrants to the secured parties and recorded the fair value of the warrants issued as additional discount on notes payable, as determined utilizing the Black-Scholes-Merton valuation model. The additional discount on notes payable was reported net of related notes payable and amortized as interest expense over the amended term of the notes. The estimated fair value of the warrants was recorded as an increase in the fair value liability for price adjustable warrants.

The following table presents the activity in notes payable and accrued interest and related discount for the nine months ended September 30, 2012 (in thousands):

	Notes Payable and accrued interest	Discount	Notes Payable and accrued interest, net
Balance at January 1, 2012	$—	$—	$—
Issuances of notes payable and warrants	1,500	(1,651)	(151)
Issuances of warrants upon amendments	—	(910)	(910)
Accrued interest	138		138
Payments	(200)	—	(200)
Amortization of discount to interest expense	—	2,324	2,324
Balance at September 30, 2012	$1,438	$(237)	$1,201

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

 The following summarizes warrant activity during the nine months ended September 30, 2012:

	Warrant Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	6,261,978	$3.82
Warrants issued	6,809,705	0.52
Warrants expired	(1,380,597)	1.34
Warrants exercised	(440,000)	0.51
Warrants outstanding, September 30, 2012	11,251,086	$2.26

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

Note 5 — Stock Incentive Plans

At September 30, 2012 options to purchase up to 358,373 shares of our common stock were outstanding and 568,429 shares were available for future grants or awards under our various stock incentive plans. We generally issue new shares for option exercises unless treasury shares are available for issuance. We had no treasury shares as of September 30, 2012 and have no plans to purchase any in the next year.

Stock-based Compensation — The following table summarizes stock-based compensation expense (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Stock-based compensation:
Research and development	$103	$34	$295	$186
Selling, general and administrative	13	(33)	393	159
Total stock-based compensation	$116	$1	$688	$345

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

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2011	578,257	$26.22
Options expired	(15,446)	60.43
Options forfeited	(204,438)	2.27
Outstanding at September 30, 2012	358,373	$38.41	5.9 years	$—
Exercisable at September 30, 2012	254,860	$52.71	4.6 years	$—

The per-share fair value of stock options granted was approximately $1.70 in both the three and nine months ended September 30, 2011, which was estimated at the date of grant using the Black-Scholes-Merton option valuation model using an expected dividend yield of 0%, a risk-free interest rate of 1.2%, expected stock volatility of 118% and an expected option life of 6.0 years. We did not grant any options during the three or nine months ended September 30, 2012.

As of September 30, 2012, we had approximately $0.2 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of approximately 1.8 years.

The intrinsic value of stock options outstanding and exercisable at September 30, 2012 is based on the $0.28 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.28 and the exercise price of each of the outstanding vested and unvested stock options. There were no stock options outstanding at September 30, 2012 which had an exercise price less than $0.28. There were no stock options exercised in the three or nine months ended September 30, 2011 or September 30, 2012.

Employee Stock Purchase Plan — As of September 30, 2012, a total of 65,000 shares of common stock have been reserved for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and 18,141 have been issued. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of offering or on the date of purchase. Stock-based compensation expense related to the ESPP was not material in the three and nine month periods ended September 30, 2011 and September 30, 2012.

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

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to Conformationally Restricted Nucleotides (“CRN”) from Valeant Pharmaceuticals North America in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million within 180 days of FDA approval of a New Drug Application for our first CRN related product and another product development milestone payment of $2.0 million within 180 days of FDA approval of a New Drug Application covering our second CRN related product. As of September 30, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to the sixth anniversary of the date of the agreement, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days’ notice, or upon 10 days’ notice in the event of adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. This agreement terminated by its terms in June 2012. Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. As of September 30, 2012, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of €250,000 against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki under the terms of this agreement is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

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

Note 8 — Commitments and Contingencies

Standby Letter of Credit — In connection with the terms of our lease of our Bothell, Washington facility we have provided our landlord with a stand-by letter of credit. The landlord has periodically drawn on the $1.2 million standby letter of credit for that facility, which has resulted in draws on our restricted cash, and we have periodically replenished the standby letter of credit and increased the restricted cash balance. As of September 30, 2012, approximately $0.7 million was outstanding on the standby letter of credit.

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

As further described in Note 4, in October and November 2012 we issued to two of our vendors an aggregate of approximately 0.2 million shares of our common stock to settle outstanding amounts due to such vendors in the aggregate amount of approximately $60,000. We also agreed to issue an additional 87,254 shares to settle approximately $20,000 in amounts due to one vendor contingent upon and immediately prior to the first to occur of any of the following events: (i) the closing of an equity financing in a transaction or series of related transactions where such financing yields gross proceeds to us of at least $4 million in the aggregate, including amounts converted under any convertible promissory notes; (ii) a merger into another entity if the combined market capitalization of the merging entities is at least $18 million or, if not, upon our market capitalization as the surviving entity of a merger being at least $18 million at any time after the merger; (iii) a sale of all or substantially all of our assets; or (iv) a sale of our stock after which sale a majority of the outstanding equity is held by persons or entities who were not our shareholders prior to the sale.

As further described in Notes 3 and 4, in October 2012 we issued warrants to purchase up to an additional 1,035,715 shares of common stock to the holders of our secured promissory notes in connection with an amendment to the purchase agreement.

As further described in Note 6, on November 2, 2012, Debiopharm provided notice that our agreement for the bladder cancer program would be terminated effective December 5, 2012 due to its own operational reasons.

As further described in Notes 4 and 6, on November 28, 2012 we entered into a license agreement with Tekmira pursuant to which we granted to Tekmira a worldwide, non-exclusive license to our unlocked nucleobase analog technology for the development and commercialization of oligonucleotide therapeutics.

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

As of September 30, 2012, we had an accumulated deficit of approximately $325.7 million, and have incurred, and may in the future continue to incur, losses and negative cash flows from operations as we continue our planned business operations. We expect that our operating expenses will consume the majority of our limited cash resources during the remainder of 2012 and will require ongoing funding. We have funded our losses primarily through the sale of common stock and warrants in the public markets and private placements, revenue provided by our collaboration partners, and, to a lesser extent, secured loans.

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

At September 30, 2012, we had a working capital deficit (current assets less current liabilities) of approximately $4.2 million and approximately $1.1 million in cash, including approximately $0.7 million in restricted cash.

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

Cash flows

Our operating activities used cash of approximately $3.4 million in the nine months ended September 30, 2012, compared to approximately $14.2 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units and changes in accounts payable, offset by non-cash amortization of the discount on notes payable, non-cash restructuring expense, stock-based compensation, depreciation and amortization and changes in prepaid and other assets. In the nine months ended September 30, 2011, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, and changes in accounts payable and accrued expenses, offset in part by non-cash restructuring charges, stock-based compensation, depreciation and amortization and changes in deferred revenues. To the extent that we obtain sufficient funding, we expect to use cash for operating activities in the foreseeable future as we continue our R&D activities.

Our investing activities provided cash of approximately $0.4 million in the nine months ended September 30, 2012, compared to using cash of approximately $0.1 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012 cash used in investing activities was the result of proceeds from sales of property and equipment. In the nine months ended September 30, 2011 cash used in investing activities was the result of changes in restricted cash.

Our financing activities provided cash of approximately $2.5 million in the nine months ended September 30, 2012, compared to approximately $14.3 million in the nine months ended September 30, 2011. Changes in cash from financing activities are primarily due to issuance of common stock and warrants, proceeds and repayment of notes payable and proceeds from exercises of stock options, warrants and subscription investment units. In February 2012, we received net proceeds of $1.5 million from the issuance of notes payable and warrants to purchase shares of common stock. In March 2012, we raised net proceeds of approximately $1.1 million through an offering of shares of common stock and warrants to purchase shares of common stock. In February 2011, we raised net proceeds of approximately $4.5 million through an offering of shares of common stock and warrants to purchase shares of common stock and in May 2011, we raised net proceeds of approximately $6.3 million through an offering of shares of common stock and warrants. In the nine months ended September 30, 2011, we received proceeds of approximately $3.6 million from the exercise of warrants and subscription investment units.

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

Consolidated Results of Operations

Comparison of Quarterly Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%
Revenue
License and other revenue	$286	$1,106	$820	287%	$629	$2,895	$2,266	360%
Operating expenses
Research and development	2,955	753	(2,202)	(75)%	9,077	4,506	(4,571)	(50)%
Selling, general and administrative	1,852	598	(1,254)	(68)%	6,503	3,306	(3,197)	(49)%
Restructuring	1,104	1,446	342	31%	1,390	1,481	91	7%
Total operating expenses	5,911	2,797	(3,114)	(53)%	16,970	9,293	(7,677)	(45)%
Interest and other expense	—	(201)	(201)	—	—	(2,466)	(2,466)	—
Change in fair value liability for price adjustable warrants and subscription investment units	1,238	50	(1,188)	(96)%	4,704	3,278	(1,426)	(30)%
Gain on settlement of liabilities, net	—	92	92	—	—	92	92	—
Net loss	$(4,387)	$(1,750)	$2,637	(60)%	$(11,637)	$(5,494)	$6,143	(53)%

Comparison of the Three and Nine Months Ended September 30, 2011 to the Three and Nine Months Ended September 30, 2012

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Novartis	—	95%	—	36%
Monsanto	—	5%		54%
Mirna	—	—	—	4%
Debiopharm	91%	—	63%	1%
Astra Zeneca	—	—	9%	—
Undisclosed Partner #1	—	—	8%	—
Other	9%	—	20%	5%
Total	100%	100%	100%	100%

Revenue. Revenue was approximately $1.1 million and $2.9 million in the three and nine months ended September 30, 2012 compared to approximately $0.3 million and $0.6 million in the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2012, we earned $1.0 million in license revenue from our license agreement with Novartis and in addition, in the nine month period, we earned $1.5 million in license revenue from our agreement with Monsanto. Revenue for the three and nine months ended September 30, 2011 consisted primarily of R&D services under our various agreements. We expect that our license revenue will increase in 2012 as compared to 2011 as a result of our license agreements with Monsanto, Novartis, ProNAi and Tekmira.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended September 30, 2012 decreased 74% to approximately $0.8 million and decreased 50% to approximately $4.5 million compared to the same periods of 2011, due to the following:

•	Personnel-related expenses decreased by 94% and 65% to approximately $0.1 million and $1.5 million in the three and nine months ended September 30, 2012, compared to approximately $1.4 million and $4.2 million in the three and nine months ended September 30, 2011. Due to our financial condition, on June 1, 2012 we announced that we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated.

•	Costs of clinical trials, pre-clinical studies, lab supplies, consulting, and outside testing and services decreased by 93% and 55% to approximately $40,000 and $0.7 million in the three and nine months ended September 30, 2012, compared to approximately $0.6 million and $1.7 million in the prior year periods. Since June 1, 2012 our internal research and development efforts have been minimal, pending receipt of adequate funding.

•	Patent license fees included in R&D expense were approximately $25,000 in the three months ended September 30, 2012 and 2011 and approximately $0.2 million in the nine months ended September 30, 2012 and 2011.

•	Facilities and equipment costs decreased by 31% and 28% to approximately $0.6 million and $1.9 million in the three and nine months ended September 30, 2012 compared to approximately $0.8 million and $2.6 million in the same periods of 2011. The decreases were due primarily to lower expenses as a result of the closure of our facility in Cambridge in March 2012, decreases in depreciation expense due to the retirement of equipment and other cost containment measures.

•	Stock-based compensation included in R&D expense decreased by approximately 67% and 37% in the three and nine months ended September 30, 2012 to approximately $30,000 and $0.2 million compared to approximately $0.1 million and $0.3 million in the same periods of 2011 due primarily to employee terminations.

We expect that our R&D expenses will decrease in 2012 compared to 2011 due to our limited business operations, particularly during the period following our June 1, 2012 announcement that we had ceased substantially all day-to-day operations.

Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for selling, general and administrative personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. Selling, general and administrative costs decreased by 68% to approximately $0.6 million and 49% to approximately $3.3 million in the three and nine months ended September 30, 2012 compared to the prior year periods due to the following:

•	Personnel-related expenses decreased by 89% and 66% to approximately $0.1 million and $0.7 million in the three and nine months ended September 30, 2012, compared to approximately $0.7 and $2.2 million in the three and nine months ended September 30, 2011. Due to our financial condition, on June 1, 2012 we announced that we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. Since that time substantially all of the furloughed employees have been terminated.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 47% and 21% to approximately $0.5 million and $2.2 million for the three and nine months ended September 30, 2012, compared to approximately $0.9 million and $2.7 million in the same periods of 2011, due primarily to cost containment measures.

•	Included in selling, general and administrative expense in the three and nine months ended September 30, 2011 were approximately $0.1 million and $0.8 million in transaction costs associated with the issuance of our warrants in May and July 2011. We did not incur any warrant issuance costs in 2012.

•	Facilities and equipment costs decreased by 30% and 32% to approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2012, compared to approximately $0.1 million and $0.4 million in the prior year periods due to cost containment measures.

•	Stock-based compensation included in selling, general and administrative expense was not material in the three month periods ended September 30, 2012 and 2011 and was approximately $0.2 million and $0.4 million in the nine months ended September 30, 2012 and 2011. The decrease in the nine month period ended September 30, 2012 compared to the same period of 2011 was due primarily to employee terminations.

We expect selling, general and administrative expenses to decrease in 2012 compared to 2011, due to cost reduction measures.

Restructuring. Restructuring expense increased by 31% and 7% to approximately $1.4 million and $1.5 million in the three and nine months ended September 30, 2012, respectively compared to approximately $1.1 million and $1.4 million the prior year periods. In September 2012, we sold most of the remaining property and equipment at our facility at 3830 Monte Villa Parkway and abandoned the leasehold improvements at that facility. We recorded approximately $1.4 million as restructuring expense, net of proceeds for the asset sales, relating to these asset sales and abandonments. We terminated our lease for this facility effective October 1, 2012 and expect to record restructuring expense in Q4 2012 related to the remaining payments on the lease of approximately $0.9 million, offset by the remaining deferred rent liability of approximately $1.1 million. Earlier in 2012, we closed our Cambridge site, entered into a sublease with a third party for the remainder of the lease term and recorded restructuring expenses of approximately $35,000 related to that facility. In 2011, we recorded expenses related to our exited facility at 3450 Monte Villa Parkway, which lease we terminated on September 30, 2011, and as a result we had no restructuring expenses related to that facility in 2012.

Interest and other expense. In 2012, we incurred interest and other expense due to interest on our notes payable and due to non-cash amortization of the fair value of the warrants issued in connection with notes payable, which were recorded as debt discount.

Change in fair value liability for price adjustable warrants and subscription investment units. We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change in fair value liability for price adjustable warrants and subscription investment units resulted in the recognition of income of approximately $50,000 and $3.3 million in the three and nine months ended September 30, 2012, compared to income of approximately $1.2 million and $4.7 million in the same periods of 2011. In the three months ended September 30, 2012, our stock price was $0.28 per share at both the beginning and end of the quarter, which did not impact the fair value liability significantly. In the nine months ended September 30, 2012, our stock price decreased from $0.89 per share to $0.28 per shares, which decreased the fair value liability, which represented income for us. In the three months ended September 30, 2011, our stock price decreased from $1.90 per share to $1.40 per share, which decreased the fair value liability, which represented income for us. In the nine months ended September 30, 2011, our stock price decreased from $15.50 per share to $1.40 per share, which decreased the fair value liability, which represented income for us.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2011 Form 10-K. The material weaknesses discussed therein, which arose during the year end reporting period in connection with the preparation of the financial statements contained in the 2011 Form 10-K, have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current financial condition, the closure of our facilities and the loss of personnel have placed pressure on our system of internal control over financial reporting.

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

Our business currently does not generate the cash that is necessary to finance our operations. We incurred net losses of approximately $27.8 million in 2010, $29.4 million in 2011 and $5.5 million during the nine months ended September 30, 2012. We will require significant additional capital in the immediate future to:

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October and November 2012, we issued to two of our vendors an aggregate of 199,659 shares of our common stock to settle outstanding amounts due to such vendors in the amount of approximately $60,000 in total. The shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Bothell, State of Washington, on December 5, 2012.

MARINA BIOTECH, INC.

By:	/S/ J. MICHAEL FRENCH
J. Michael French
President and Chief Executive Officer

By:	/S/ PHILIP C. RANKER
Philip C. Ranker
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement, dated as of August 2, 2012, by and between Novartis Institutes for BioMedical Research, Inc. and Marina Biotech, Inc. (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed Herewith.
(2)	Furnished Herewith.

