Form 10-K
period 2012-12-31
Marina Biotech, Inc.
filed 2014-07-22
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 1559
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.4 million as of June 30, 2012 based upon the closing price of $0.28 per share on the OTC Pink Tier of the OTC Markets reported on June 29, 2012.

As of July 14, 2014, there were 25,626,450 shares of the Registrant’s $0.006 par value common stock outstanding.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional and substantial funding for our company in the future;
•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
•	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;
•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;
•	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934 and to maintain the registration of our common stock thereunder;
•	our ability to attract and retain qualified officers, employees and consultants on a timely basis as we seek to re-start our research and development activities and other business operations; and
•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

OVERVIEW, BUSINESS STRATEGY AND RECENT EVENTS

We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA translational inhibition, exon skipping, microRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

Our discovery platform allows us to pursue the most appropriate nucleic acid-based therapeutic approach which is necessary to effectively modulate targets for a specific disease indication, many of which are considered undruggable by traditional methodologies. Each approach, i.e. small interfering RNA (“siRNA”), miRNA or single-strand oligonucleotide, has its advantages and disadvantages, and we can utilize our broad capabilities to screen across multiple mechanisms of action to identify the most effective therapeutic. We believe this capability makes us unique amongst our peers. Currently, we employ our platform through our own efforts and those of our partners, to discover and develop multiple nucleic acid-based therapeutics including siRNA, miRNA mimics and single stranded oligonucleotide-based compounds. Our pipeline, which is orphan disease focused, includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and preclinical programs in type 1 myotonic dystrophy (“DM1”) and Duchenne’s muscular dystrophy (“DMD”). Our partners – ProNAi Therapeutics, Inc. (“ProNAi”) and Mirna Therapeutics, Inc. (“Mirna”) – are focused on oncology and have clinical programs in recurrent or refractory non-Hodgkin’s lymphoma and unresectable primary liver cancer or solid cancers with liver involvement, respectively. We hope to continue to establish similar collaborative and strategic alliances with additional pharmaceutical and biotechnology companies.

Since December 2011, we have entered into the following agreements regarding our technology:

•	Mirna Therapeutics – In December 2011, we entered into an exclusive license agreement with Mirna Therapeutics, Inc., a privately-held biotechnology company pioneering miRNA replacement therapy for cancer, regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our novel SMARTICLES®-based liposomal delivery technology. In December 2013, we amended this agreement such that Mirna paid certain pre-payments to us and now has additional rights to its lead program, MRX34, currently in Phase 1 clinical development. In addition, Mirna optioned exclusivity on several additional miRNA targets.

•	ProNAi Therapeutics – In March 2012, we entered into an exclusive license agreement with ProNAi Therapeutics, Inc., a privately-held biotechnology company pioneering DNA interference (“DNAi”) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing our novel SMARTICLES-based liposomal delivery technology.

•	Monsanto Company – In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company (“Monsanto”), a global leader in agriculture and crop sciences, covering the agricultural applications for our delivery and chemistry technologies.

•	Avecia Nitto Denko – In May 2012, we entered into a strategic alliance with Girindus Group, now Avecia Nitto Denko (“Avecia”), a leader in process development, analytical method development and current good manufacturing practices (“cGMP”) manufacture of oligonucleotide therapeutics, regarding the development, supply and commercialization of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology.

•	Novartis – In August 2012, we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), a global leader in the development of human therapeutics, regarding the development of oligonucleotide therapeutics utilizing our CRN technology.

•	Protiva Biotherapeutics – In November 2012, we entered into a worldwide, non-exclusive license agreement with Protiva Biotherapeutics Inc. (“Tekmira”), a wholly-owned subsidiary of Tekmira Pharmaceuticals Corporation, a leading oligonucleotide-based drug discovery and development company, regarding the development of oligonucleotide therapeutics using our Unlocked Nucleobase Analog (“UNA”) technology.

•	Arcturus Therapeutics – In August 2013, we entered into a Patent Assignment and License Agreement with Arcturus Therapeutics, Inc. (“Arcturus”) in which we sold the UNA technology to Arcturus while retaining a worldwide, royalty free non-exclusive license to the UNA technology.

•	Rosetta Genomics – In April 2014, we entered into a strategic alliance with Rosetta Genomics, Ltd. (“Rosetta”) to identify and develop miRNA-based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, Marina may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both companies free to develop and collaborate outside this field both during and after the terms of the alliance.

Our business strategy is two-fold:

First, we plan to discover and develop our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. Orphan diseases are broadly defined as those rare disorders that typically affect no more than one person out of every 1,500 people. The United States Orphan Drug Act of 1983 was created to promote the development of new drug therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Specifically, an orphan disease is a disease for which a regulatory agency, i.e. the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”), can grant Orphan Drug Designation (“ODD”) to a compound being developed to treat that particular disease. In other words, if the FDA will grant ODD for a compound being developed to treat a disease, then that disease is an orphan disease. The purpose of such designations is to incentivize pharmaceutical and biotechnology companies to develop drugs to treat smaller patient populations. In the U.S., ODD entitles a company to seven years of marketing exclusivity for its drug upon regulatory approval. In addition, ODD permits a company to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Over the past several years, there has been a surge in rare disease activity due in part to the efforts of advocacy groups, the media, legislation and large pharmaceutical interest. Yet, orphan diseases represent a significant unmet medical need with fewer than 500 drug approvals for over 7,500 rare diseases; clearly demonstrating the necessity for innovation in the development of therapeutics to treat orphan diseases. Our lead effort is the clinical development of CEQ508 to treat FAP, a rare disease for which CEQ508 received FDA ODD in 2010. Currently, there is no approved therapeutic for the treatment of FAP. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of An RNAi Therapeutic in Familial Adenomatous Polyposis) Phase 1b/2a clinical trial. We did not proceed with the dosing of Cohort 3 patients as a result of our financial situation but expect to restart the trial and dose Cohort 3 at such time that we have reestablished clinical operations, ensured the stability of the clinical material and complied with all regulatory requirements. In addition, we expect to advance pre-clinical programs in DM1 and DMD through to human proof-of-concept.

Second, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

In order to protect our innovations, which encompass a broad platform of both nucleic acid-based therapeutic chemistry and delivery technologies, as well as the drug products that may emerge from that platform, we have aggressively built upon our extensive and enabling intellectual property (“IP”) estate worldwide, and plan to continue to do so. As of July 14, 2014, we owned or controlled 104 issued or allowed patents and 91 pending U.S. and Foreign patent applications, including provisional patent applications, to protect our proprietary nucleic acid-based drug discovery capabilities.

We believe we have successfully created an unique and unparalleled industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements with Mirna and ProNAi and their respective clinical experience with our SMARTICLES-based liposomal delivery technology; (2) a licensing agreement with Novartis for the CRN technology; (3) a licensing agreement with Tekmira for the UNA technology; (4)

licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies; and (5) our own FAP Phase 1b/2a clinical trial with the TransKingdom RNA™ interference (“tkRNAi”) platform.

LIQUIDITY; ELIMINATION OF INDEBTEDNESS

We have sustained recurring losses and negative cash flows from operations. At December 31, 2012, we had an accumulated deficit of $329.7 million, working capital deficit of $4.9 million and stockholders’ deficit of $5.6 million. We have been funded through a combination of licensing payments and debt and equity offerings. As of December 31, 2012, we had $0.6 million in cash, $0.38 million of which was restricted cash. Due to our financial condition, during the period between June 2012 and the date of this report, substantially all of our research and development (“R&D”) activities were placed on hold, we exited all of our leased facilities, and all of our employees (other than our CEO) have either resigned or been terminated.

We have experienced and continue to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investments. In February 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. Additionally, in March 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6 million warrants to purchase one share of common stock for $0.75 per share, resulting in proceeds of $6.0 million. We believe that the proceeds of the March 2014 offering will enable us to fund our intended operations through May 2015.

CURRENT OPERATIONS

 With the advancement of a clinical pipeline focused on orphan diseases, we expect to build our operations with limited internal resources by capitalizing on external consultants and contract research organizations. To date, we have engaged consultants with the necessary clinical trial, finance, medical, regulatory, and technical expertise to restart our FAP clinical trial and advance our preclinical efforts. Internal research activities and laboratory space will be limited to supporting the FAP, DM1 and DMD clinical and pre-clinical efforts. Expansion of the research team will be based on requirements that are driven by the establishment of collaboration and strategic partnerships with pharmaceutical and biotechnology companies.

NUCLEIC ACID-BASED THERAPEUTICS

Overview

Nucleic acid-based therapeutics typically target two types of RNA – coding RNA and non-coding RNA. The targeting of coding RNA is usually associated with inhibition, or the down-regulation, of a specific mRNA via RNAi or mRNA translational inhibition, i.e. a single therapeutic inhibiting the protein expression of a single gene. The targeting of non-coding RNA is usually associated with the modulation (up or down) of a regulatory RNA via miRNA replacement therapy or miRNA inhibition, i.e. a single therapeutic repressing/de-repressing the expression of multiple genes (and thus proteins). The Nobel Prize winning discovery of RNAi in 1998 led not only to its widespread use in the research of biological mechanisms and target validation but also to its application in down regulating the expression of disease-causing proteins. In this case, the RNAi-based therapeutic, typically a double-stranded siRNA, acts through a naturally occurring process within cells that has the effect of reducing levels of mRNA required for the production of proteins. RNAi enables the targeting of disease at a genetic level and thus is highly specific to particular disease-causing proteins. Like RNAi-based therapeutics, certain single stranded anti-sense oligonucleotides (“ASO”) can also interact with mRNA by inhibiting translation (commonly referred to as mRNA translational inhibition) and likewise are highly specific to a disease-causing protein. On the other hand, miRNAs are small non-coding RNAs that are important in both gene regulation and protein translation. miRNAs exert their biological effect up stream of the RNAi pathway and can ultimately influence the RNAi process. Similar to a siRNA or ASO, a miRNA mimic, which increases the level of a miRNA in the cell, can inhibit protein expression. However, unlike a siRNA or translational inhibitor that targets just one gene, a miRNA mimic can simultaneously repress the expression of multiple proteins associated with the genes controlled by that miRNA target. miRNA antagonists (or antagomirs), which bind to the natural miRNA in the cell and prevents the activity of that miRNA, can allow the simultaneous “de-represssion” of multiple proteins associated with the genes under control of a single miRNA target. The term de-repression is used to describe the biological process, i.e. the binding of a naturally occurring miRNA by an antagomir causes the miRNA to not exert its normal activity in repressing/inhibiting protein expression. In other words, the antagomir removes the brakes a miRNA applies to protein expression resulting in increased protein expression. The overall result of an antagomir and miRNA inhibition is an increase in protein expression downstream of the target miRNA. This type of nucleic acid-based therapeutic sets itself apart not only from other nucleic acid-based therapeutics (i.e. siRNA, ASO mRNA translational inhibitors and miRNA mimics), but also from the majority of small molecules and monoclonal antibodies in that it is one of the few mechanisms of action that can cause an increase in protein expression. In summary, nucleic acid-based therapeutics target genes to either prevent the expression of disease causing proteins or to increase protein expression where the absence of the protein contributes to a disease state.

Although nucleic acid-based therapeutics are being developed for a number of diseases in therapeutic areas including cardiovascular, inflammation, and oncology, perhaps the greatest single opportunity for such therapeutics is in orphan diseases. Nucleic acid-based therapeutics are being advanced in indications characterized by “undruggable” targets; that is targets which cannot be modulated by small molecule or monoclonal antibodies. Therapeutic targets to treat rare and orphan diseases are typically “undruggable” targets. Within the biotechnology and pharmaceutical sectors, nucleic acid-based therapeutics are being developed for over a dozen rare and orphan diseases including: Alport Syndrome, Amyotrophic Lateral Sclerosis, Cystic Fibrosis, Duchenne’s Muscular Dystrophy, Friedreich’s Ataxia, Hemophilia, Hepatic Porphyrias, Hereditary Angioedema, Homozygous Familial Hypercholesterolemia, Huntington’s Disease, Primary Hyperoxaluria (Type I), Myotonic Dystrophy (Type 1), Sickle Cell Disease, Spinal Muscular Atrophy and Transthyretin Familial Amyloid Polyneuropathy. Various nucleic acid-based compounds are in either preclinical or clinical development for the above diseases and include both single- and double-stranded constructs such as: siRNA, miRNA mimics, antagomirs, and ASO utilizing various mechanisms of action such as: RNAi, mRNA translational inhibition, exon skipping, miRNA replacement, miRNA inhibition, and steric blocking. We believe a company that has the capability to develop both single- and double-stranded constructs with sufficient breadth of delivery technologies to get those constructs to the proper cellular targets can capitalize on the specific strength of various nucleic acid mechanisms of action thus creating the greatest chance for clinical success. We believe this multi-faceted approach is particularly applicable for rare and orphan disease indications. Such a capability has the possibility to significantly reduce the risks of failure associated with: (1) off-the-shelf chemistry and/or delivery, (2) one-off proprietary chemistry and/or delivery technologies or (3) mechanism of action.

In 2010, we executed on a strategy to consolidate key intellectual property and technologies necessary to create a broad nucleic acid drug discovery platform with the capability to develop both single- and double-stranded constructs and to deliver those constructs to the proper cellular targets. Besides a key chemistry – CRN – which provides us the freedom to develop single-stranded constructs, we acquired two additional delivery technologies providing us: (1) an ability to deliver oligonucleotides via oral administration to treat gastro-intestinal disorders and (2) a significant expansion of our lipid-based delivery capability. With these acquisitions and the further development and advancement of those technologies from 2010 to the present, we feel we have established the broadest nucleic acid drug discovery platform in the sector and validated that platform through the following partnerships and licensing transactions: (1) ProNAi licensing our SMARTICLES-based liposomal delivery technology for systemic administration of a DNAi oligonucleotide to treat recurrent and relapsed non-Hodgkin’s Lymphoma – currently in Phase 2 human testing; (2) Mirna licensing our SMARTICLES-based liposomal delivery technology for systemic administration of a miRNA mimic to treat unresectable primary liver cancer or solid cancers with liver involvement – currently in Phase 1 human testing; (3) Novartis licensing our CRN technology in connection with the development of both single and double-stranded oligonucleotide therapeutics; (4) Tekmira licensing our UNA technology in connection with the development of siRNAs utilizing RNAi for the down-regulation of gene expression; and (5) Monsanto licensing certain of our delivery and chemistry technologies for agricultural applications. Further, between the clinical programs of ProNAi and Mirna with our SMARTICLES delivery technology and our own clinical program using the tkRNAi technology, we believe we are the only company in the space whose delivery technologies are being used to deliver three different types of nucleic acid compounds via two modes of administration: (1) oral administration of a double-stranded shRNA; (2) systemic administration of a double-stranded miRNA mimic and (3) systemic administration of a single-stranded DNA decoy. We believe every other company’s technologies, in clinical development, are limited to one mode of administration (only intravenous, intramuscular and sub-cutaneous) and one nucleic acid payload.

Together with our existing and potential future partners, we intend to continue to build our understanding of the unique chemistry and delivery technologies we have assembled in order to effectively develop novel nucleic acid-based therapeutics for the treatment of human disease while minimizing the risk of failure. We will focus our development efforts toward certain orphan disease indications and collaborate with both biotechnology and pharmaceutical companies in the development of other orphan and non-orphan diseases.

Nucleic Acid-Based Drug Discovery Platform

Through the advancement of our FAP clinical program and pre-clinical programs in DM1 and DMD, we plan to continue to make improvements in both areas crucial to the development of nucleic acid-based therapeutics: constructs and delivery technologies. Although each area is equally important to the development of an effective therapeutic, the scientific challenges of delivery are one of the most significant obstacles to the broad use of nucleic acid-based therapeutics in the treatment of human disease including orphan diseases.

UsiRNA Constructs. Our UsiRNAs, which are siRNA with substitution of UNA bases in place of RNA bases in key regions of the double-stranded construct, have shown important advantages in terms of efficacy and safety, when compared to standard siRNA molecules and modifications. UsiRNAs are highly active in rodent-based disease models, non-disease rodent models, and non-human primates. UsiRNAs function via RNAi to cut the targeted mRNA into two pieces in such a manner that the target mRNA can no longer function and thereby decreasing the production of the protein associated with the gene target. In the case of bladder cancer, liver cancer and malignant ascites, the UsiRNAs decrease tumor growth in the respective rodent disease model. UsiRNAs have demonstrated a lower potential for cytokine induction and provide resistance to nuclease degradation, two effects that are often prominent with standard siRNAs. Most importantly, substitution with UNA at specific sites greatly increases the specificity for RNAi and improves their profile for therapeutic use. Substitution in the passenger strand can eliminate the ability of this strand to act in the RNAi pathway and, thereby, the potential for unwanted effects on other targets or competition with guide strand activity by loading into the intracellular RNAi machinery. Substitution of UNA within the guide strand can eliminate miRNA-like effects that occur with standard siRNA. This miRNA-like off-target activity cannot often be addressed by bioinformatics and can result in severe loss of activity if addressed with standard chemical modification of RNA. Overall these data indicate that not only do UsiRNAs maintain potent RNAi activity, they may also have superior drug like properties, through a combination of greater target specificity, improved safety and lower total dosing, when compared to typical siRNA-based compounds resulting in more effective protein down-regulation.

Conformationally Restricted Nucleotides (CRN). CRNs are novel nucleotide analogs in which the flexible ribose sugar is locked into a rigid conformation by a small chemical linker. By restricting the flexibility of the ribose ring, CRNs can impart a helix-type structure typically found in naturally occurring RNA. For single stranded oligonucleotide therapeutics, the impact of CRN substitution dramatically increases the therapeutics’ affinity for the target mRNA or miRNA while imparting significant resistance to nuclease degradation. Additionally, CRNs can significantly improve the thermal stability of double-stranded constructs, such as siRNAs. We reported in vivo dose-dependent efficacy with a CRN-substituted antagomir against miRNA-122 (“miR-122”). The efficacy in a rodent model was demonstrated by up to a 5-fold increase in AldoA, a well-known downstream gene regulated by miR-122. In addition, downstream targets GYSI and SLC7A1 were also elevated. The increase in these downstream gene targets was achieved by the sequestration of miR-122 by a high affinity CRN-substituted antagomir. In addition, the CRN-substituted antagomir, which was dosed for three consecutive days at up to 50 mg/kg/day, was extremely well tolerated in rodents as evidenced by normal serum chemistry parameters and no body weight changes. CRNs are critical to our ability to develop single-stranded oligonucleotides.

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

The second platform, SMARTICLES-based liposomal delivery, defines a novel class of liposomes that are fully charge-reversible particles allowing delivery of active substance (siRNA, single-stranded oligonucleotides, etc.) inside a cell either by local or systemic administration. SMARTICLES-based liposomes are designed to ensure stable passage through the bloodstream and the release of nucleic acid payloads within the target cell where they can exert their therapeutic effect by engaging either the RNAi pathway or directly with mRNA. To date, SMARTICLES-delivered nucleic acid drug candidates, which have been administered to approximately 50 patients, have demonstrated: (1) delivery to tumor in Phase 1 and 2 clinical trials; (2) statistically significant, dose-dependent, and specific knockdown of a gene target in a Phase 1 clinical trial; (3) single agent anti-tumor activity in patients with recurrent or refractory non-Hodgkin’s lymphoma (NHL) in a Phase 2 clinical trial; and (4) anti-tumor efficacy with both single- and double-stranded oligonucleotides in rodent models.

ProNAi’s clinical compound, PNT2258, is a first-in-class, 24-base, single-stranded, chemically-unmodified DNA oligonucleotide drug targeting BCL2. PNT2258 exhibits single agent anti-tumor activity in patients with recurrent or refractory NHL. Eighty-two percent of patients had tumor shrinkage when receiving single-agent therapy with PNT2258. To date, overall response rate in patients with follicular lymphoma is 40 percent and in patients with diffuse large B-cell lymphoma overall response is 50 percent. PNT2258 is safe at a dose of 120 mg/m2 administered intravenously for 2 to 3 hours on days 1 through 5 of a 21-day schedule. No tumor lysis syndrome or major organ toxicities were observed. No occurrences of elevated liver enzymes, hyperkalemia, hyperphosphatemia, hypocalcemia, renal failure/dysfunction, or infections were noted nor were any Grade 4 toxicities. PNT2258 drug exposure levels (AUC) exceeded by at least four-fold that required for anti-tumor activity in xenograft studies of human tumors, consistent with the Phase 1 trial.

Mirna’s clinical compound, MRX34, is a double-stranded miRNA “mimic” of the naturally occurring tumor suppressor miR-34, which inhibits cell cycle progression and induces cancer cell death. The Phase 1 MRX34 study, for the treatment of patients with unresectable primary liver cancer or solid cancers with liver involvement, is designed with an initial dose-escalation phase of approximately 30 patients, followed by an expansion phase of approximately 18 additional patients after the recommended Phase 2 dose has been identified. MRX34 is administered intravenously twice a week for three weeks with one week off, during 28-day cycles, until disease progression or intolerance. Interim safety data from the multicenter, open-label Phase 1 clinical trial of MRX34 showed that MRX34 has a manageable safety profile with only one incident of a dose-limiting toxicity observed to date.

We believe the combined clinical delivery experiences of ProNAi and Mirna are impressive and that SMARTICLES is a potential product differentiator in the further development of our orphan disease clinical pipeline.

In addition to our liposomal-based delivery platforms, we have used peptides for both the formation of stable siRNA nanoparticles as well as targeting moieties for siRNA molecules. This research has included: (1) the use of peptide technology to “condense” siRNAs into compact and potent nanoparticles; (2) screening of our proprietary Trp Cage phage display library for targeting peptides; and (3) internal discovery and development of peptides and other compounds recognized as having cellular targeting or cellular uptake properties. The goal in the use of such technologies is to minimize the amount of final drug required to produce therapeutic response by increasing the potency of the drug product as well as by directing more of the final drug product to the intended site of action.

TransKingdom RNA™ interference (tkRNAi) platform. tkRNAi is a broad-reaching platform that can be used to develop highly specific drug products for a diverse set of diseases. The tkRNAi platform involves the modification of bacteria to deliver short-hairpin RNA (“shRNA”) to cells of the gastrointestinal tract. A significant advantage of the tkRNAi platform is oral (by mouth) delivery making this platform extremely patient friendly while harnessing the full potential of the RNAi process. The tkRNAi platform has demonstrated in vivo mRNA down-regulation of both inflammatory and cancer targets, thus providing a unique opportunity to develop RNAi-based therapeutics against inflammation and oncology diseases such as Crohn’s Disease, ulcerative colitis and colon cancer. For our own clinical pipeline, we have used the tkRNAi platform to discover and develop CEQ508 for the treatment of FAP.

Clinical Program. CEQ508 is being developed for the treatment of Familial Adenomatous Polyposis, a hereditary condition that occurs in approximately 1:10,000 persons worldwide. FAP is caused by mutations in the adenomatous polyposis coli gene. As a result of these mutations, epithelial cells lining the intestinal tract have increased levels of the protein ß-catenin, which in turn results in uncontrolled cell growth. Proliferation (uncontrolled cell growth) of the epithelial cells results in the formation of hundreds to thousands of non-cancerous growths (polyps) throughout the large intestine. By age 35, 95% of individuals with FAP have developed polyps and most will experience adverse effects including increased risk of bleeding and the potential for anemia. In more severe cases, obstruction of the intestines, abdominal pain, and severe bouts of diarrhea or constipation can occur. FAP patients are also at an increased risk of various cancers but specifically colon cancer. If measures are not taken to prevent the formation of polyps or to remove the polyps, nearly 100% of FAP patients will develop colon cancer. Currently, there is no approved therapeutic for the treatment of FAP. For many patients, complete colectomy (surgical removal of the entire large intestine), usually performed in the late teenage years or early twenties, is the only viable option for treatment. However, surgical intervention is not curative as the risk of polyps forming in the remaining portions of the intestinal tract and in the small intestine continues after colectomy. Most people with the genetic condition are in registries maintained in clinics and state institutions. Based on limited prevalence data, we believe the U.S. and European FAP patient population are each approximately 30,000 patients, with another 40,000 patients in Asia.

CEQ508 is the first drug candidate in a novel class of therapeutic agents utilizing the tkRNAi platform and the first orally administered RNAi-based therapeutic in clinical development. CEQ508 comprises attenuated bacteria that are engineered to enter into dysplastic tissue and release a payload of shRNA, a mediator in the RNAi pathway. The shRNA targets the mRNA of ß-catenin, which is known to be dysregulated in classical FAP. CEQ508 is being developed as an orally administered treatment to reduce the levels of ß-catenin protein in the epithelial cells of the small and large intestine. Upon enrollment in the Phase 1b/2a clinical trial, patients are placed in one of four dose-escalating cohorts. Following completion of the dose escalation phase, the trial plan calls for a stable-dose phase in which patients will receive the highest safe dose. Under the trial protocol, CEQ508 is administered daily in an oral suspension for 28 consecutive days. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of An RNAi Therapeutic in Familial Adenomatous Polyposis) clinical trial of CEQ508. We did not proceed with the dosing of Cohort 3 patients due to our financial situation in 2012 but expect to restart the trial and dose Cohort 3 at such time that we have reestablished clinical operations, ensured the stability of the clinical material and complied with all regulatory requirements.

The FDA granted orphan drug designation to CEQ508 for the treatment of FAP. Orphan drug designation entitles us to seven years of marketing exclusivity for CEQ508 for the treatment of FAP upon regulatory approval, as well as the opportunity to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee.

Pre-Clinical Programs. With the breadth of our nucleic acid-based drug discovery platform, we believe we are in a unique position to develop both single- and double-stranded clinical candidates to treat various neuromuscular disorders and dystrophies within the orphan drug space. Neuromuscular disorders affect the nerves that control voluntary muscles, such as those that control the arms and legs. Nerve cells, also called neurons, send messages that control these muscles. When the neurons become unhealthy or die, communication between the nervous system and muscles breaks down. As a result, muscles weaken and waste away. Likewise, dystrophies are progressive degenerative disorders affecting skeletal muscles. In both cases, the diseases can often affect other organ systems such as the heart and central nervous system. Many neuromuscular diseases and almost all dystrophies are genetic, which means there is a mutation in the genes which in many cases is passed from parent to child. Although a cure for these disorders may present itself in the future, the goal of our drug development effort will be to improve symptoms, increase mobility and increase the individual’s lifespan. We have chosen to pursue clinical efforts in two orphan disease indications – myotonic dystrophy (type 1) and Duchenne’s muscular dystrophy.

Myotonic dystrophy is one of a classification of inherited disorders named muscular dystrophies. It is the most common form of muscular dystrophy that begins in adulthood and is characterized by progressive muscle wasting and weakness. Individuals with this disorder often have prolonged muscle contractions (myotonia) and are not able to relax certain muscles after use. There are two major types of myotonic dystrophy: type 1 and type 2. Signs and symptoms overlap, although type 2 tends to be milder than type 1. Myotonic dystrophy affects at least 1:8,000 people worldwide. The prevalence of the two types of myotonic dystrophy varies among different geographic and ethnic populations. In most populations, type 1 appears to be more common than type 2.

Duchenne muscular dystrophy is a rare muscle disorder affecting approximately 1:3,500 male births worldwide. Like myotonic dystrophy, DMD is also characterized by muscle wasting and weakness starting first in the pelvic area followed by shoulder muscles. DMD is typically diagnosed between three and six years of age. As the disease progresses, muscle weakness and wasting spreads to the trunk and forearms and gradually progresses to involve additional muscles of the body. The disease is progressive and most affected individuals require a wheelchair by the teenage years. Serious life-threatening complications may ultimately develop including disease of the heart muscle and respiratory difficulties.

We believe our delivery technologies, combined with our CRN chemistry, will permit us to develop best-in-class miRNA antagonists and mimics as well as ASO targeting translational inhibition and exon-skipping ASOs targeting cytosine-uracil-guanine (CUG) repeats in affected mRNA for the treatment of DM1 and DMD. Further, our ability to work with all of these modalities is potentially critically important to the treatment of these multi-system diseases, as the disease is not limited to skeletal muscle but also affects the heart and central nervous system. While current technologies are limited by either a single-stranded or a double-stranded approach, we can pursue whichever nucleic acid modality most effectively treats each diseases.

Partnering and Licensing Agreements

Rosetta – On April 1, 2014, we entered into a strategic alliance with Rosetta to identify and develop miRNA-based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, Marina may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both Companies free to develop and collaborate outside this field both during and after the terms of the alliance.

Arcturus – On August 9, 2013, we and Arcturus Therapeutics entered into a Patent Assignment and License Agreement, pursuant to which we assigned our UNA technology for the development of RNAi therapeutics to Arcturus Therapeutics. In consideration for entering into the agreement, we received a one-time payment in full of $0.8 million for the Patent Assignment and License Agreement and transferred the Protiva Biotherapeutics, Inc. (i.e. Tekmira) and Ribotask AsP license agreements to

Arcturus. In addition, under the terms of the agreement, we retained a worldwide, fully-paid, royalty free, non-exclusive license to the UNA technology equal to the non-exclusive rights licensed by Tekmira and Roche (rights owned now by Arrowhead Research, Inc.).

Tekmira – On November 28, 2012, we entered into a License Agreement with Protiva Biotherapeutics Inc., a wholly-owned subsidiary of Tekmira Pharmaceuticals Corporation, whereby we will provide Tekmira a worldwide, non-exclusive license to our UNA technology for the development of RNAi therapeutics. Tekmira will have full responsibility for the development and commercialization of any products arising under the License Agreement. In consideration for entering into the agreement, we received an upfront payment in the amount of $0.3 million, and are eligible to receive milestone payments upon the satisfaction of certain clinical and regulatory milestone events and royalty payments in the low single digit percentages on products developed by Tekmira that use UNA technology. Tekmira may terminate the agreement for convenience in its entirety, or in respect of any particular country or countries, by giving 90 days prior written notice to us, provided that no such termination shall be effective sooner than August 28, 2013. Either party may terminate the agreement immediately upon the occurrence of certain bankruptcy events involving the other party, or, following the expiration of a 120 day cure period (60 days in the event of a default of a payment obligation by Tekmira), upon the occurrence of a material breach of the agreement by the other party. With the purchase of the UNA asset by Arcturus in August 2013, the Tekmira License Agreement transferred to Arcturus.

Novartis – On August 2, 2012, we and Novartis entered into a worldwide, non-exclusive License Agreement for our CRN technology for the development of both single and double-stranded oligonucleotide therapeutics. We received a $1.0 million one-time payment for the non-exclusive license. In addition, in March 2009, we entered into an agreement with Novartis pursuant to which we granted to Novartis a worldwide, non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up license, with the right to grant sublicenses, to our DiLA2 -based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million, which was recognized as license fee revenue in 2009. Novartis may terminate this agreement immediately upon written notice to us.

Avecia – On May 18, 2012, we and Avecia entered into a strategic alliance pursuant to which Avecia will have exclusive rights to develop, supply and commercialize certain oligonucleotide constructs using our CRN chemistry and in return, we will receive royalties in the single digit percentages from the sale of CRN-based oligonucleotide reagents, as well as a robust supply of cGMP material for us and our partners' pre-clinical, clinical and commercialization needs.

Monsanto – On May 3, 2012, we and Monsanto entered into a worldwide exclusive Intellectual Property License Agreement for our delivery and chemistry technologies. On May 3, 2012, we and Monsanto also entered into a Security Agreement pursuant to which we granted to Monsanto a security interest in that portion of our intellectual property that is the subject of the License Agreement in order to secure the performance of our obligations under the License Agreement. Under the terms of the license agreement, we received $1.5 million in initiation fees, and may receive royalties on product sales in the low single digit percentages. Monsanto may terminate the License Agreement at any time in whole or as to any rights granted thereunder by giving prior written notice thereof to us, with termination becoming effective three months from the date of the notice.

ProNAi — On March 13, 2012, we entered into an Exclusive License Agreement with ProNAi regarding the development and commercialization of ProNAi’s proprietary DNAi-based therapeutics utilizing our novel SMARTICLES® liposomal delivery technology. The License Agreement provides that ProNAi will have full responsibility for the development and commercialization of any products arising under the License Agreement. Under terms of the License Agreement, we could receive up to $14 million for each gene target in upfront, clinical and commercialization milestone payments, as well as royalties in the single digit percentages on sales, with ProNAi having the option to select any number of gene targets. Either party may terminate the License Agreement upon the occurrence of a default by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ProNAi may also terminate the License Agreement without cause upon ninety (90) days' prior written notice to us.

Mirna — On December 22, 2011, we entered into a License Agreement with Mirna regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our novel SMARTICLES® liposomal delivery technology. The License Agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the License Agreement and that we will support pre-clinical and process development efforts. Under terms of the License Agreement, we could receive up to $63 million in upfront, clinical and commercialization milestone payments, as well as royalties in the low single digit percentages on sales, based on the successful outcome of the collaboration. Either party may terminate the License Agreement upon the occurrence of a default by the other party. Mirna may also terminate the License Agreement without cause upon 60 days prior written notice to us. We and Mirna entered into an amendment of this agreement in December 2013, pursuant to which Mirna made certain pre-payments to us and now has additional rights to its lead program, MRX34. Further under the amendment, Mirna optioned exclusivity on several additional miRNA targets.

Debiopharm — On February 3, 2011, we entered into a Research and License Agreement with Debiopharm S.A. (“Debiopharm”) pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer, for all uses in humans and animals for the prevention and treatment of superficial (non-muscle invasive) bladder cancer, in consideration of the payment by Debiopharm to us of up to $24 million in milestones, plus royalties in the low double digit percentages from product sales. On November 2, 2012, Debiopharm provided notice that the agreement would be terminated effective December 5, 2012 due to its operational reasons. The bladder cancer program has been returned to us without obligations and we will continue to seek an appropriate partner to continue the preclinical and clinical development of this program.

Novosom — On July 27, 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for Novosom’s SMARTICLES-based liposomal delivery system, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UNA and CRN-based oligonucleotide therapeutics. We issued an aggregate of .014 million shares of our common stock to Novosom as consideration for the acquired assets. The shares had a value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, at our discretion. To date we have issued an aggregate of 1.4 million shares of common stock to Novosom representing additional consideration of $0.74 million as a result of the license agreements and amendments to such license agreements that we entered into with our partners.

Valeant Pharmaceuticals — On March 23, 2010, we acquired intellectual property related to our CRN chemistry from Valeant Pharmaceuticals North America (“Valeant”) in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million and $2.0 million within 180 days of FDA approval of a New Drug Application for our first and second CRN related product, respectively. To date, we had not made any such milestone payments but have milestone obligations of $0.13 million based on CRN licenses to date. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to March 2016, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 day notice, or upon 10 day notice in the event of an adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

Roche — On February 12, 2009, we entered into an agreement with F. Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”), pursuant to which we granted to Roche a worldwide, irrevocable, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics, in consideration of the payment of a non-refundable licensing fee of $5.0 million. On September 30, 2011, we agreed to the assignment and delegation by Roche of its non-exclusive license rights in the Licensed Technology upon Roche’s successful divestment of its RNAi assets. On October 21, 2011, Roche successfully divested its RNAi assets, including the Licensed Technology, and made a non-refundable payment of $1.0 million to us in consideration for our agreement to the assignment and delegation of Roche’s non-exclusive license rights in the licensed technology. This payment was recognized as revenue in 2011.

University of Helsinki — On June 27, 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. This agreement terminated by its terms in June 2012. Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. To date, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of 0.25€ million (based on currency conversion rates as of July 14, 2014 this equals approximately $0.34 million) against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

Ribotask ApS. — On June 19, 2009, we announced the revision of the October 2008 agreement in which we had acquired the intellectual property related to the UNA from Ribotask ApS (“Ribotask”), a privately held Danish company. The original agreement provided us with exclusive rights for the development and commercialization of therapeutics incorporating UNAs. The amended agreement eliminated our obligation to pay all milestone and royalty payments and provided full financial and transactional control of our proprietary UNA technology.

Under the October 2008 agreement we made payments to Ribotask totaling $0.5 million. We sublicensed the IP under this agreement to Roche on a nonexclusive basis in February 2009, at which time we paid an additional $0.25 million to Ribotask, which eliminated the obligation to pay Ribotask any future royalties or milestones with respect to the Roche sublicense. In connection with the June 2009 amendment, we issued 15,152 shares of our common stock valued at approximately $1.0 million to Ribotask and agreed to pay $1.0 million in four installments of $0.25 million each due at various intervals through July 2010.

In June 2010, we expanded our rights under the previous agreement with Ribotask to include exclusive rights to the development and commercialization of UNA-based diagnostics. In connection with this amendment, we agreed to pay Ribotask $0.75 million in three equal payments of $0.25 million. In March 2011, the agreement was amended to change the payment terms for the diagnostic rights. The first payment of $0.25 million was made in November 2010, a payment of $0.05 million was made upon the execution of the amendment, and the remaining $0.4 million was paid in eight equal monthly installments beginning on May 1, 2011. In addition, we issued 11,377 shares of our common stock valued at approximately $0.08 million to Ribotask on March 3, 2011.

In connection with our agreements, as amended, we granted Ribotask a royalty-bearing, world-wide exclusive license to use the assigned patents to develop and sell products intended solely for use as reagents or for testing. The royalty rates to be paid to us by Ribotask are a percentage in the low single digits. With the purchase of the UNA asset by Arcturus in August 2013, the Ribotask License Agreement transferred to Arcturus.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our products and product candidates. We also use license agreements both to access external technologies and to convey certain intellectual property rights to others. Our financial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others. As of July 14, 2014, we owned or controlled 104 issued or allowed patents, as described in the following table, and owned or controlled 91 pending U.S. and Foreign patent applications, including provisional patent applications, to protect our proprietary nucleic acid-based drug discovery capabilities.

Estimated Expiration	No. of Issued/Allowed Patents	Jurisdiction
2019	7	U.S.
2020	1	Germany
	2	U.S.
2021	1	U.S.
2022	2	Australia
	1	Belgium
	1	Brazil
	2	Canada
	2	China
	3	Germany
	1	Ireland
	1	Italy
	2	Japan
	3	Netherlands
	2	Singapore
	1	Spain
	3	Switzerland
	3	U.K.
	6	U.S.
	3	Austria
	3	France
2023	1	Austria
	1	France
	1	Germany
	1	Netherlands
	1	Switzerland
	1	U.K.
	2	U.S.
2024	1	China
2025	1	Australia
	2	Canada
	2	France
	2	Germany
	1	Hong Kong
	1	Ireland
	1	Italy
	1	Japan
	1	Korea
	1	Spain
	1	Switzerland
	2	U.K.
	5	U.S.
2026	1	Australia
	1	China
	1	Hong Kong
	1	Mexico
	1	Japan
	1	U.S.
2027	1	JP
	5	U.S.
2028	2	U.S.
	2	New Zealand
	1	China
2029	1	France
	1	Germany
	1	Italy
	1	Spain
	1	Switzerland
	1	U.K.
2030	1	South Africa

The patents listed in the table above will expire generally between 2019 and 2030, subject to any potential patent term extensions and/or supplemental protection certificates that would extend the terms of the patents in countries where such extensions may become available.

COMPETITION

There are a number of small, mid-sized and large biotechnology companies that compete with us. Our competition is typically focused on a single nucleic acid mechanism of action, i.e. RNAi or mRNA translational inhibition or exon skipping or miRNA replacement therapy. Some of these companies only have a proprietary position around either chemistry or delivery and in fewer cases, their proprietary position arises from their belief that they can patent biology, i.e. miRNA targets. We believe we are the only company in the unique position of having proprietary chemistry and delivery technologies sufficient to pursue multiple nucleic acid mechanisms of action, i.e. RNAi and mRNA translational inhibition and exon skipping and miRNA replacement therapy. Such single mechanism of action competitors include: Alnylam Pharmaceuticals, Arcturus Therapeutics, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna Therapeutics, Prosensa Therapeutics, Quark Pharmaceuticals, Regulus Therapeutics, Silence Therapeutics, and Tekmira Pharmaceuticals.

Several companies have clinical stage programs with the majority in an orphan disease indication. In particular, Isis has an early stage clinical program in DM1 while Prosensa and Sarepta have late stage clinical programs in DMD.

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

Most of our competitors have substantially greater resources, manufacturing capabilities, regulatory expertise, sales and marketing resources, and established collaborative arrangements with pharmaceutical companies. Our competitors, either alone or with their collaborators, may succeed in developing product candidates that are similar or preferable in effectiveness, safety, cost and ease of commercialization, and our competitors may obtain IP protection or commercialize competitive products sooner than we do.

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

In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before our drug products are marketed they must be approved by the FDA. The steps required before a novel drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review and finally (6) approval of an NDA.

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

PRODUCT LIABILITY

We currently do not carry product liability insurance as no patients are currently being treated with our products. We will renew our product liability insurance portfolio on the resumption of patient access to our products.

ENVIRONMENTAL COMPLIANCE

Our research and development activities have involved the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements. At this time, we are not conducting any research and development activities that require compliance with federal, state or local laws.

EMPLOYEES

On June 1, 2012, we announced that, due to our financial condition, we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. As of July 14, 2014, only the CEO remains an employee. All other employees have either resigned or been terminated. None of our employees are covered by collective bargaining agreements.

COMPANY INFORMATION

We are a reporting company and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. Our Internet address is http://www.marinabio.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 1A.	Risk Factors.

Risks Relating to being an Early Stage Drug Development Company

Our cash and other sources of liquidity, after giving effect to our offering of preferred stock and warrants in March 2014, may only be sufficient to fund our limited operations through May 2015. We will require substantial additional funding to continue our operations beyond that date. If additional capital is not available, we may have to curtail or cease operations, or take other actions that could adversely impact our shareholders.

Our business does not generate the cash necessary to finance our operations. We incurred net losses of approximately $29.4 million in 2011 and $9.5 million in 2012. We will require significant additional capital to:

•	fund research and development activities relating to our nucleic acid drug discovery platform and the development of our product candidates, including clinical and pre-clinical trials;
•	obtain regulatory approval for our product candidates;
•	pursue licensing opportunities for our technologies and product candidates;
•	protect our intellectual property;
•	attract and retain highly-qualified personnel;
•	respond effectively to competitive pressures; and
•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development;
•	continued scientific progress in these programs;
•	the outcome of potential partnering or licensing transactions, if any;
•	competing technological developments;
•	our proprietary patent position, if any, in our products; and
•	the regulatory approval process for our products.

As a result of insufficient capital, on June 1, 2012 we announced that we had ceased substantially all day-to-day operations, including most research and development activities, and implemented a furlough of approximately 90% of our employees. As of July 14, 2014, only the CEO remains an employee. All other employees have either resigned or been terminated. We have also sold substantially all of our equipment, and have ceased operations at all of our facilities. As a result, since June 1, 2012 our internal research and development efforts have been, and as of the date of this report they continue to be, minimal or non-existent.

We believe that our currently available cash and cash equivalents will be sufficient to fund our limited operations through May 2015. At December 31, 2011 as a result of our limited financial resources we believed that there was substantial doubt about our ability to continue as a going concern and this doubt was also expressed by our independent registered public accounting firm in their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2011 and our consolidated statements of operations, stockholders’ equity and cash flows for 2011. Since that time, we have raised significant funds and believe that we will be able to continue as a going concern at least through May 2015.

We will need to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to continue our operations beyond June, 2015. To the extent that we wish to conduct significant pre-clinical activities prior to that date, which we plan to do, we will have to raise capital to do so. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for companies that have recently faced, financial distress, may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions would likely reduce the market price of our common stock.

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

We and our partners are developing products based on modulation of coding and non-coding RNA targets. The process of developing such products requires significant research and development efforts, including basic research, pre-clinical and clinical development, and regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and there can be no assurance that we can achieve profitability in the future. Our ability to achieve profitability depends on our ability, alone or with our partners, to develop drug candidates, conduct pre-clinical development and clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell drug products. We cannot assure our stockholders of the success of any of these activities or predict if or when we will ever become profitable.

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

If we are unable to retain J. Michael French, our President and Chief Executive Officer, or any other executive officers that we hire after the date of this report, our business could be seriously harmed. In addition, if we are unable to attract qualified personnel as we seek to re-start our operations, our business could be seriously harmed. Whether or not our key managers or our key personal have executed an employment agreement, there can be no assurance that we will be able to retain them or replace any of them if we lose their services for any reason. This uncertainty is particularly true given our current financial condition, recent history and requirements necessary to potentially restart research operations. Failure to attract and retain qualified personnel may compromise our ability to negotiate and enter into additional collaborative arrangements, delay our research and development efforts, delay testing of our product candidates, delay the regulatory approval process or prevent us from successfully commercializing our product candidates. In addition, if we have to replace any of these individuals, we may not be able to replace knowledge that they have about our operations.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

We have limited experience in independently identifying acquisition candidates and integrating the operations of acquisition candidates with our company, and we currently have a limited number of personnel available to assist with such activities. If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Our recent financial condition and the loss of personnel have placed pressure on our system of internal control over financial reporting, thereby contributing to the material weaknesses further described in the “Management Report on Internal Control” contained in paragraph (c) of Item 9A of this Annual Report.

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

Risks Related to the Development and Regulatory Approval of our Drug Candidates

RNA -based drug development is unproven and may never lead to marketable products.

Our future success depends on the successful development, by us or our partners, of RNA-based products and technologies. Neither we nor any other company, including any of our partners, has received regulatory approval to market siRNA, antagomir or miRNA mimics as therapeutic agents. The scientific discoveries that form the basis for our efforts to discover and develop new RNA-based drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited.

Relatively few RNA-based product candidates have ever been tested in animals or humans, none of which have received regulatory approval. We currently have only limited data suggesting that we can introduce typical drug-like properties and characteristics into oligonucleotides, such as favorable distribution within the body or tissues or the ability to enter cells and exert their intended effects. In addition, RNA-based compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. We may make significant expenditures developing RNA-based technologies without success. As a result, we and our partners may never develop a marketable product utilizing our technologies. If neither we nor any of our partners develops and commercializes drugs based upon our technologies, we may not become profitable.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new products through internal efforts and through those of our current or future strategic partnerships. Whether or not any product candidates are ultimately identified, research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, which we currently do not have. These research programs may initially show promise in identifying potential product candidates, yet fail to yield a successful commercial product for many reasons, including the following:

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

Following any initial FDA or foreign regulatory approval of any drugs we or a partner may develop, such drugs will continue to be subject to regulatory review, including the review of adverse drug experiences and clinical results that are reported after such drugs are made available to patients. This would include results from any post marketing studies or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any drug candidates will also be subject to periodic review and inspection by regulatory authorities, including the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

We and our partners are subject to extensive U.S. and foreign government regulation, including the requirement of approval before products may be manufactured or marketed.

We, our present and future collaborators, and the drug product candidates developed by us or in collaboration with partners are subject to extensive regulation by governmental authorities in the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters, fines and other civil penalties, unanticipated expenditures, delays in approving or refusal to approve a product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.

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

In addition, both before and after regulatory approval, we, our collaborators and our product candidates are subject to numerous requirements by the FDA and foreign regulatory authorities covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. These requirements may change and additional government regulations may be promulgated that could affect us, our collaborators or our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. There can be no assurance that neither we nor any of our partners will be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

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

Over the next several years, we may depend on these types of collaborations for a significant portion of our revenue. The expected future milestone and royalty payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products. These collaborative agreements might be terminated either by us or by our partners upon the satisfaction of certain notice requirements. Our partners may not be precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, of which there can be no assurance, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaborators fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if they terminate or materially modify their agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

For example, since the beginning of 2011, we have entered into agreements with Mirna, ProNAi, Monsanto Company, and Avecia regarding the development and/or commercialization of certain programs and technologies in specified fields of use. We may receive milestone and/or royalty payments as a result of each of these agreements. If our partner with respect to any agreement terminates the applicable agreement or fails to perform its obligations thereunder, we may not receive any revenues from the technology that we have licensed pursuant to the agreement, including any milestone or royalty payments.

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

If we or our partners were to lose our relationship with any one or more of these parties, there could be a significant delay in both identifying another comparable provider and then contracting for its services. An alternative provider may not be available on reasonable terms, if at all. Even if we locate an alternative provider, is it likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any alternative provider will be subject to current Good Laboratory Practices, or cGLP, and similar foreign standards and neither we nor our partners have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to these practices and standards, the development and commercialization of our product candidates could be delayed.

We do not have experience in marketing, selling or distributing our products, and we may need to rely on marketing partners or contract sales companies.

Even if we are able to develop our products and obtain necessary regulatory approvals, we do not have experience or capabilities in marketing, selling or distributing our products. We currently have no sales, marketing and distribution infrastructure. Accordingly, we will be dependent on our ability to build this capability ourselves, which would require the investment of significant financial and management resources, or to find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, of which there can be no assurance, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

We have very limited manufacturing experience or resources, and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have very limited manufacturing experience. Prior to the cessation of substantially all of our business activities in June 2012, our internal manufacturing capabilities were limited to small-scale production of non-cGMP material for use in in vitro and in vivo experiments. Some of our product candidates utilize specialized formulations whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. For example, in restarting our FAP clinical trial, we may find that the clinical trial material is no longer suitable for the FAP clinical trial in that the material no longer meets certain specifications agreed upon with the FDA. If we need to remanufacture clinical trial material to restart the FAP trial, we may incur substantial delays and costs associated with the manufacturing new clinical material.

There are a limited number of manufacturers that supply RNA. We have relied on several contract manufacturers for our supply of synthetic RNA. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our RNA requirements, if any, we may also need to secure alternative suppliers of synthetic RNAs. In addition to the manufacture of the synthetic RNAs, we may have additional manufacturing requirements related to the technology required to deliver the RNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our RNAs for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.

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

If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our product may be unique to the original manufacturer and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, as may be the case for additional clinical material for the FAP clinical trial, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

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

Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its claim scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying us licensing fees or royalties, which could significantly diminish the value of these discoveries or technologies. As a result of such determinations, we may be enjoined from pursuing commercialization of potential products or may be required to obtain licenses, if available, to the third party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns.

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

We also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we have typically required our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we have typically required our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

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

We apply for patents covering our discoveries and technologies as we deem appropriate and as our resources permit. However, we or our partners may fail to apply for patents on important discoveries or technologies in a timely fashion or at all. Also, our pending patent applications may not result in the issuance of any patents. These applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries or technologies we may want to commercialize. In addition, because patent applications are maintained in secrecy for approximately 18 months after filing, other parties may have filed patent applications relating to inventions before our applications covering the same or similar inventions. In addition, foreign patent applications are often published initially in local languages, and until an English language translation is available it can be impossible to determine the significance of a third party invention. Any patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside patents issued to us, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

Although we have acquired and in-licensed a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope.

We are dependent on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop new products would be harmed.

We currently are dependent on licenses from third parties for certain of our key technologies relating to fundamental chemistry technologies. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If our license with respect to any of these technologies is terminated for any reason, the development of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar technology or develop new non-infringing technology. The costs of obtaining new licenses are high, and many patents in the RNA field have already been exclusively licensed to third parties, including our competitors. If our existing license is terminated, the development of the products contemplated by the licenses could be delayed or terminated and we may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on our business.

We may be required to defend lawsuits or pay damages for product liability claims.

Our business inherently exposes us to potential product liability claims. We may face substantial product liability exposure in human clinical trials that we may initiate and for products that we sell, or manufacture for others to sell, after regulatory approval. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Any product liability claims, regardless of their merits, could be costly, divert management’s attention, delay or prevent completion of our clinical development programs, and adversely affect our reputation and the demand for our products. We currently do not have product liability insurance. We will need to obtain such insurance as we believe is appropriate for our stage of development and may need to obtain higher levels of such insurance if we were ever to market any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Risks Related to the Commercialization of our Product Candidates

Our product development efforts may not result in commercial products.

Our future results of operations depend, to a significant degree, upon our and any collaborators’ ability to successfully develop and commercialize pharmaceutical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Successful product development in the pharmaceutical industry is highly uncertain, and very few research and development projects result in a commercial product. Product candidates that appear promising in the early phases of development, such as in preclinical testing or in early human clinical trials, may fail to reach the market for a number of reasons, such as:

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

Three product candidates, two through our partners ProNAi and Mirna and our own FAP trial, utilizing our technologies have commenced human clinical studies, and such product candidates have not been approved by the FDA or any foreign regulatory authority. The FAP trial is currently on hold and we expect to restart the trial and dose Cohort 3 at such time that we have reestablished clinical operations, ensured the stability of the clinical material and complied with all regulatory requirements. There can be no assurance that any of these product candidates, or other product candidates that may enter research or development, will ever be successfully commercialized, and delays in any part of the process or the inability to obtain regulatory approval could adversely affect our operating results by restricting introduction of new products by us or any future collaborators.

Even if we are successful in developing and commercializing a product candidate, it is possible that the commercial opportunity for oligonucleotide-based therapeutics will be limited.

The product candidates based on our technologies that are being developed are based on new technologies and therapeutic approaches, none of which have yet been brought to market. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept a product intended to improve therapeutic results based on RNA mechanisms of action. Accordingly, while we believe there will be a commercial market for nucleic acid-based therapeutics utilizing our technologies, there can be no assurance that this will be the case, in particular given the novelty of the field. Many factors may affect the market acceptance and commercial success of any potential products, including:

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

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by the Centers for Medicare & Medicaid Services and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including but not limited to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States.

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

Products based on our technologies may face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we and our partners may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we and our partners develop.

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

Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our future employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.

We may be unable to compete successfully against other companies that are working to develop novel drugs and technology platforms using technology similar to ours.

In addition to the competition we face from competing drugs in general, we also face competition from other biotechnology and pharmaceutical companies and medical institutions that are working to develop novel drugs using technology that competes more directly with our own. Among those companies that are working in this field are: Alnylam Pharmaceuticals, Arcturus Therapeutics, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna Therapeutics, Prosensa Therapeutics, Quark Pharmaceuticals, Regulus Therapeutics, Silence Therapeutics, and Tekmira Pharmaceuticals. Any of these companies may develop its technology more rapidly and more effectively than us.

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

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	our general financial condition and ability to maintain sufficient capital to continue operations;
•	our ability to enter into and maintain collaborative arrangements with third parties;
•	our ability to meet the performance estimates of securities analysts;
•	changes in buy/sell recommendations by securities analysts;
•	negative results from clinical and pre-clinical trials;
•	fluctuation in our quarterly operating results;

•	reverse splits or increases in authorized shares;
•	substantial sales of our common stock;
•	general stock market conditions; or
•	other economic or external factors.

The stock markets in general, and the markets for the securities of companies in our industry in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We may not be able to consistently satisfy our reporting obligations under the Securities Exchange Act of 1934, and may be subject to penalties as a result of such failure.

Prior to the filing of this Annual Report on Form 10-K, we did not file with the Securities and Exchange Commission any of the quarterly or annual reports that we are required to file pursuant to Section 13 of the Exchange Act since the filing of our Quarterly Report on Form 10-Q for the quarterly period ending on September 30, 2012, which we filed on December 5, 2012. Our failure to satisfy our filing requirements under the Exchange Act in a timely manner could result in the suspension of trading in our common stock, either on a temporary or a permanent basis, as well as other penalties that may be imposed by the Commission. In addition, as per the Securities Purchase Agreement that we entered into with certain accredited investors dated as of March 7, 2014, if we are not current with respect to the filing of all reports required to be filed by us pursuant to Sections 13 or 15(d) of the Exchange Act (other than Form 8-K reports) by September 1, 2014, such that we are in compliance with Rule 144(c)(1), we will pay monthly cash penalties to each purchaser of our Series C Preferred Stock pursuant to such Securities Purchase Agreement, until such time as such purchasers may sell the shares of our common stock issuable upon conversion of the Series C Preferred Stock and upon exercise of the warrants issued pursuant to such Securities Purchase Agreement, without restriction or limitation pursuant to Rule 144 (assuming, for such purpose, the cashless exercise of such warrants).

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

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends.

A significant number of shares of our common stock are subject to options, warrants and conversion rights, and we expect to sell additional shares of our common stock in the future. The issuance of these shares – which may occur on a cashless basis – will dilute the interests of other security holders and may depress the price of our common stock.

At July 14, 2014, there were outstanding warrants to purchase up to approximately 21.5 million shares of common stock, with approximately 13 million of such warrants having an exercise price that is lower than the closing price of our common stock on July 14, 2014 ($0.56). If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At July 15, 2014, there were also outstanding 1,200 shares of Series C Convertible Preferred Stock, which shares are convertible into 8 million shares of common stock at an assumed conversion price of $0.75 per share of common stock. In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

There are outstanding a significant number of shares available for future sales under Rule 144.

A significant number of shares of our common stock, including shares of common stock that have been issued to our former landlord and certain of our vendors to settle outstanding obligations, and shares of our common stock that may be issuable upon the cashless exercise of outstanding “in-the-money” warrants, may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 promulgated under the Securities Act. Any sales of such shares of our common stock under Rule 144 could have a depressive effect on the market price of our common stock. In general, under Rule 144, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. At July 14, 2014, 90,000 shares had been designated as Series A Junior participating preferred stock and 1,000 shares had been designated as Series B Preferred Stock, none of which are issued and outstanding. Also at July 14, 2014, 1,200 shares had been designated as Series C Convertible Preferred Stock, all of which are issued and outstanding. Our Board is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

ITEM 1B.      Unresolved Staff Comments.

Not applicable.

ITEM 2.         Properties.

We do not own or lease any real property or facilities. As we seek to restart our business operations, we plan to lease facilities in order to support our development, operational, and administrative needs under our current operating plan. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities will have a material adverse effect on our future plans and operations.

The following is a summary of our lease obligations applicable to the fiscal year ended December 31, 2012:

3830 Monte Villa Parkway, Bothell, Washington. We leased approximately 63,200 square feet of research and development and office space in Bothell, WA. We ceased using this facility in September 2012. Effective October 1, 2012, we entered into a Lease Termination Agreement (the “Termination Agreement”) with the landlord. As additional consideration for the early termination, we agreed that upon certain contingencies, we would issue 1.5 million shares of our common stock to the landlord. Pursuant to the Termination Agreement, we paid to the landlord $155,000 as rent for the premises for the month of October 2012. Thereafter, our obligation to pay further rent under the lease was satisfied through the standby letter of credit that we established to support our obligations under the lease. We had no obligation to replenish the letter of credit for amounts drawn by the landlord. The lease terminated effective on March 1, 2013. The contingencies related to the issuance of the common stock were met in March 2014.

One Kendall Square, Cambridge, Massachusetts. We leased approximately 5,000 square feet of research and development and office space in Cambridge, MA. In February 2012, we entered into an agreement with a third party to sublease all of this space through the termination of the lease in August 2012.

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

The prices set forth in the tables below reflect the 1-for-10 reverse split of our common stock that became effective beginning on December 23, 2011.

Table 1

Quarter	High	Low
2011:
First Quarter	$16.90	$6.00
Second Quarter	7.60	1.90
Third Quarter	2.88	1.31
Fourth Quarter	2.10	0.77

2012:
First Quarter	$1.03	$0.71

Table 2

Quarter	High	Low
2012:
First Quarter	$1.24	$0.41
Second Quarter	0.92	0.20
Third Quarter	0.40	0.21
Fourth Quarter	0.70	0.26

Quarter	High	Low
2013:
First Quarter	$0.50	$0.22
Second Quarter	0.32	0.18
Third Quarter	0.31	0.22
Fourth Quarter	0.49	0.19

2014:
First Quarter	$1.81	$0.39
Second Quarter	1.23	0.55
Third Quarter (through July 14, 2014)	0.70	0.55

On July 14, 2014, the closing price of our common stock reported by the OTC Markets was $0.56 per share.

Holders

As of July 14, 2014, there were approximately 12,500 beneficial holders of record of our common stock.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. In addition, we currently anticipate that we will not pay any cash dividends in the foreseeable future. Furthermore, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends.

Unregistered Sales of Equity Securities

In 2012, we issued an aggregate of 0.34 million shares of common stock to Novosom as additional consideration to Novosom pursuant to the asset purchase agreement that we entered into with Novosom AG in July 2010. The shares were issued as a result of the license agreements that we entered into with Mirna Therapeutics and Monsanto Company in December 2011 and May 2012, respectively. In 2014, we issued 0.96 million shares as additional consideration for amendments to licensing agreements we entered into with ProNAi in 2012 and Mirna in 2012 and 2013. The shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.         Selected Financial Data.

Not applicable.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2012, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2012 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

This Item is organized as follows:

•	“Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Cash Position and Liquidity” discusses liquidity considerations.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies and estimates.

•	“Consolidated Results of Operations” discusses the primary factors that contributed to significant variability of our results of operations for 2012 as compared to 2011.

•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2012.

Background

We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNAi, messenger RNA translational inhibition, exon skipping, miRNA replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

We plan to focus our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. Our lead effort is the clinical development of CEQ508 to treat FAP, a rare disease for which CEQ508 received FDA ODD in 2010. In the U.S., ODD entitles a company to seven years of marketing exclusivity for its drug upon regulatory approval. In addition, ODD permits a company to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Currently, there is no approved therapeutic for the treatment of FAP. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of An RNAi Therapeutic in Familial Adenomatous Polyposis) Phase 1b/2a clinical trial. In addition, we expect to advance pre-clinical programs in DM1 and DMD through to human proof-of-concept.

Further, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

We believe we have successfully created an unique and unparalleled industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements with Mirna and ProNAi and their respective clinical experience with our SMARTICLES-based liposomal delivery technology; (2) a licensing agreement with Novartis for the CRN technology; (3) a licensing agreement with Tekmira for the UNA technology; (4) licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies; and (5) our own FAP Phase 1b/2a clinical trial with the tkRNAi platform.

Cash Position and Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2012, we had an accumulated deficit of approximately $329.7 million, have incurred, and will in the future continue to incur, losses as we continue, to the extent that sufficient funding is available, our research and development activities, and have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common preferred stock and warrants, revenue provided by our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. In 2012, we funded operations with a combination of sales of equity, issuances of debt, license-related receipts, sales of reagents and services, and sale of property and equipment. At December 31, 2012, we had a working capital deficit of $4.9 million and $0.2 million in unrestricted cash. Our minimal operating expenses consumed our cash resources during 2012 and sufficient funds were obtained subsequent to December 31, 2012 to run our business operations.

In February 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. In March 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6 million warrants to purchase one share of common stock for $0.75 per share, resulting in net proceeds of $6.0 million. We believe that the proceeds of the March 2014 offering will enable us to fund our intended operations through May 2015.

2012 Funding of Operations

In March 2012, we received net proceeds of approximately $1.1 million from the issuance of 1.6 million shares of our common stock and warrants to purchase 0.8 million shares of our common stock at an exercise price of $0.75 per share. These warrants are exercisable until March 2017.

Notes and Price Adjustable Warrants

In February 2012, we received net proceeds of approximately $1.5 million from the issuance of 15% secured promissory notes (the “Notes”) and price adjustable warrants to purchase up to 3.7 million shares of our common stock. Through a series of note amendments in 2012, we issued additional price adjustable warrants to purchase 3.2 million shares of our common stock. At December 31, 2012, all of these price adjustable warrants had been adjusted to an exercise price of $0.28 per share and were potentially subject to further downward exercise price adjustments, including as a result of subsequent financings. These price adjustable warrants expire between August 2017 and April 2018. The original notes matured in May, 2012 and were secured by our tangible and intangible assets. The original note was callable on condition of default. Two initial amendments extended the maturity date with no change in terms and two additional subsequent amendments extended the maturity date to December 31, 2012, provided conversion rights at any time at $0.28 or at any downwardly adjusted conversion price, released certain claims on cash receipts of the Company, and provided conversion price protection if the Company was acquired at an effective share price under $0.38.

Licensing and Sale of Property and Equipment

During 2012, we received an aggregate of $3.9 million in cash payments from licensing and the sale of property and equipment. In May and July 2012, we received $1.5 million in total upfront payments in connection with the Monsanto license agreement. In August 2012, we received an upfront payment of $1.0 million for the Novartis agreement. In September and October 2012, we received payments of $0.43 million from the sale of property and equipment and also received a $0.3 million upfront payment in connection with the ProNAi agreement. In November 2012, we received $0.15 million for an amended milestone payment from Mirna. In December 2012, we received a $0.3 million upfront payment for the Tekmira license agreement. Throughout 2012, we received a total of $0.23 million for reagent sales and research services.

Restructuring/Expense Reduction

In June 2012, due to our financial condition, we furloughed approximately 90% of our employees and ceased substantially all daily operations of our Company. By October 2012, substantially all of the furloughed employees were terminated. Since October 2012 we had 11 employees, including all of our executive officers, most of whom have remained on furlough or have worked for a reduced or accrued salary. The effective terms of the furlough program include cancellation of employee benefits plans; elimination of salary and payroll tax accrual for unpaid periods, unless under employment contract; maintenance of, but no further addition to, previously accrued paid time with employee release of the Company’s obligation to pay the balance on formal termination; and continuation of option vesting per original grant terms. As of July 14, 2014, only the CEO remains an employee. All other employees have either resigned or been terminated.

In addition to the furlough program, we terminated all lease arrangements and sold substantially all of our property and equipment. As a result of these restructuring activities, our business efforts had been minimal since October 2012. However, through 2012, 2013 and into 2014, we continued to seek collaboration and licensing agreements with biotechnology and pharmaceutical companies; and pursued public and private sources of financing to raise cash. Through licensing agreements with several biotechnology companies, we maintained our minimal business operations until we executed a substantial financing of $6.0 million in March 2014.

Critical Accounting Policies and Estimates

Principles of Consolidation — We consolidate our financial statements with our wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, R&D costs, stock-based compensation, valuation of warrants and subscription investment units, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, valuation of features embedded within note agreements and amendments, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments — We consider the fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using the Black-Scholes-Merton valuation model, using Level 3 inputs.

We use the Black-Scholes-Merton option pricing model as our method of valuation for price adjustable warrants. Our determination of the fair value of price adjustable securities as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security, the risk-free interest rate, likelihood of financing at a range of prices, likelihood of the sale of the Company at a range of prices, and the likelihood of insolvency. Other reasonable assumptions for these variables could provide differing results. In addition, the Black-Scholes-Merton option pricing model requires the input of an expected life for the securities for which we have used the remaining contractual life. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The primary factor affecting the fair value liability is our stock price.

The following illustrates the effect that reasonably likely changes in our stock price would have on the estimated fair value liability for price adjustable securities that were outstanding as of December 31, 2012.

		Weighted average
		variables used in
	- 10% change in	valuation as of	+ 10% change
	stock price	December 31, 2012	in stock price
Effect of a 10% change in stock price
Condition changed
Stock price	$0.39	$0.43	$0.47
Assumptions and conditions held constant
Exercise price	$0.28	$0.28	$0.28
Exercise life in years	4.64	4.64	4.64
Risk free rate	66%	66%	66%
Expected stock volatility	146%	146%	146%
Estimated fair value liability for price adjustable securities	$3,730,959	$4,168,458	$4,607,216

Additionally, the Company had pledged to pay select liabilities with 2.0 million shares of stock that had not yet been issued at December 31, 2012. This represents a fair value liability of $0.9 million at the December 31, 2012 stock price. If the stock price was 10% higher, the liability would be $0.09 higher and if the stock price was 10% lower, the liability would be $0.09 lower.

Our reported net loss was $9.55 million for 2012. A 10% change in the stock price results in a change of $0.53 million in our net loss. If our December 31, 2012 closing stock price had been 10% lower, our net loss would have been $9.02 million. If our December 31, 2012 closing stock price had been 10% higher, our net loss would have been $10.07 million.

The following illustrates the effect of changing the volatility assumptions on the estimated fair value liability for price adjustable securities that were outstanding at December 31, 2012:

		Weighted average
		variables used in
	- 10% change in	valuation as of	+ 10% change
	Volatility	December 31, 2012	in volatility
Effect of a 10% change in volatility
Condition changed
Expected stock volatility	131.4%	146.0%	160.6%
Assumptions and conditions held constant
Exercise price	$0.28	$0.28	$0.28
Exercise life in years	4.64	4.64	4.64
Risk free rate	66%	66%	66%
Stock Price	$0.43	$0.43	$0.43
Estimated fair value liability for price adjustable securities	$4,030,406	$4,168,458	$4,276,797

A 10% reduction in volatility assumptions would reduce our net loss by $0.14 million to total $9.4 million net loss. A 10% increase in volatility assumptions results in an increase of $0.11 million to total $9.6 million net loss.

Identifiable intangible assets — Intangible assets associated with in-process R&D (“IPR&D”) acquired in business combinations are not amortized until approval is obtained in the United States, the European Union, or in a series of other countries, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

Impairment of long-lived assets — We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, specifically IPR&D, at least annually at December 31. When necessary, we record charges for impairments. Specifically:

•	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property and equipment, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

•	For indefinite-lived intangible assets, such as IPR&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Accrued Restructuring — In both 2008 and 2012, we ceased operating leased facilities in Bothell, Washington and recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility

Notes Payable — Notes payable are recorded under liabilities, classified into short and long term, depending on the principal due in the subsequent twelve months. Interest is either accrued or paid according to the terms of the notes. Costs associated with the issuance of debt, such as legal fees, are recorded as prepaid expenses and are amortized on a straight-line basis over the period to maturity of the debt.

Note amendments and changes must be analyzed for correct accounting application based on our financial condition and the changes in the debt instrument features and terms. For each Note amendment, a series of analyses is performed to determine first whether the amendment was a troubled debt restructuring (“TDR”), as defined by conditions of default, our financial state and ability to repay loan, and whether the lender made a concession. A creditor is deemed to have granted a concession if the debtor's effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately before the restructuring. If the amendment is determined to be a TDR, the Company compares the carrying value of the debt at the time of the restructuring to the total future cash payments of the new terms and a new effective interest rate is determined. The fair value of equity instruments issued is immediately charged to expense. If an amendment is not a TDR, then the Company performs a further analysis to determine if the amended terms are “substantially different” from the existing debt facility. The debt is considered extinguished if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss recognized and the effective rate of the new instrument. If it is determined that the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument resulting from the modification, and the revised cash flows.  If the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid including the fair value of warrants issued are included in the debt extinguishment gain or loss.  If the exchange or modification is not to be accounted for in the same manner as a debt extinguishment, then the fees paid including the fair value of warrants issued are amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument using the interest method.

Revenue Recognition — Revenue is recognized when persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be recognized within the next 12 months is classified as current. Substantially all of our revenues are generated from R&D collaborations and licensing arrangements that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, (a) whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our R&D arrangements may include upfront non-refundable payments, development milestone payments, R&D funding, patent-based or product sale royalties, and commercial sales. In addition, we may receive revenues from licensing arrangements. For each separate unit of accounting, we have determined that the delivered item has value to the other party on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

Revenue from R&D arrangements is recorded when earned based on the specific terms of the contracts. Upfront non-refundable payments, where we are not providing any continuing services as in the case of a license to our intellectual property are recognized when the license becomes available to the other party. Upfront nonrefundable payments, where we are providing continuing services related to an R&D effort, are deferred and recognized as revenue over the period the arrangement is in effect. The ability to estimate the total R&D effort and costs can vary significantly for each contract due to the inherent complexities and uncertainties of pharmaceutical R&D. The estimated period of time over which we recognize certain revenues is based upon structured detailed project plans completed by our project managers, who meet regularly with scientists and counterparts from the other party and schedule the key project activities and resources including headcount, facilities and equipment and budgets. These periods generally end on projected milestone dates typically associated with the stages of drug development, e.g. filing of an Investigational New Drug Application (“IND”), initiation of a Phase 1 human clinical trial or filing of a New Drug Application (“NDA”). We typically do not disclose the specific project planning details of an R&D arrangement for competitive reasons and due to confidentiality clauses in our contracts. As drug candidates and drug compounds move through the R&D process, it is necessary to revise these estimates to consider changes to the project plan, portions of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated R&D period.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the uncertain achievement of a specific event identified in the contract, such as initiation or completion of specified development activities or specific regulatory actions such as the filing of an IND. We believe a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when it becomes due and collection is reasonably assured.

Revenue from R&D funding is generally received for services performed under R&D arrangements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Reimbursements received for direct out-of-pocket expenses related to contract R&D costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses.

Royalty and earn-out payment revenues are generally recognized upon commercial product sales by the licensee as reported by the licensee.

Stock-based Compensation — We use the Black-Scholes-Merton option pricing model (“Black-Scholes”) as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates are estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period.

Operating leases — Through October 2012, we leased facilities under the terms of operating leases. Our lease agreements variously contained tenant improvement allowances, rent holidays, lease premiums, and lease escalation clauses.

For purposes of amortization, terms start from the date of initial possession, which is generally when we enter the space and begin to make improvements in preparation for intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability and amortize the deferred rent over the terms as reductions to rent expense. For scheduled rent escalation clauses over the course of the lease term or for rental payments commencing at a date other than the date of initial right to occupy, we record rental expense on a straight-line basis over the lease term.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or pledged.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to stock-based awards will be credited to additional paid-in capital in the period the related tax deductions are realized. Our policy for recording interest and penalties associated with audits is to record such items as a component of loss before taxes.

We assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. Factors we considered in making such an assessment include, but are not limited to, estimated utilization limitations of operating loss and tax credit carry-forwards, expected reversals of deferred tax liabilities, past performance, including our history of operating results, our recent history of generating tax losses, our history of recovering net operating loss carry-forwards for tax purposes and our expectation of future taxable income. We recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance, we would recognize a tax provision or benefit in the consolidated statements of operations. We use our judgment to determine estimates associated with the calculation of our provision or benefit for income taxes, and in our evaluation of the need for a valuation allowance recorded against our net deferred tax assets.

Consolidated Results of Operations

Comparison of Annual Results of Operations

All amounts, except amounts expressed as a percentage, are presented in thousands in the following table.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Change
(in thousands, except percentages)	2011	2012	$	%
License and other revenues	$2,236	$4,217	$1,981	89%
Operating expenses:
Research and development	11,438	5,169	(6,269)	(55)%
General and administrative	8,369	5,250	(3,119)	(37)%
Restructuring charges	1,390	1,681	291	21%
Loss on impairment of intangible assets	16,034	—	(16,034)	(100)%
Total operating expenses	37,231	12,100	(25,131)	(68)%
Loss from operations	(34,995)	(7,883)	27,112	(77)%
Other income (expense):
Change in fair value of price adjustable warrants and subscription investment units	6,714	1,746	(4,968)	(74)%
Change in fair value of stock to be issued to settle liabilities	—	(297)	(297)	—
Change in fair value of features embedded in notes payable	—	708	708	—
Gain on settlement of accounts payable	—	137	137	—
Loss on debt extinguishment	—	(1,725)	(1,725)	—
Non-cash financing costs	—	(477)	(477)	—
Interest and other expense	—	(1,716)	(1,716)	—
Total other income (expense), net	6,714	(1,624)	(8,338)	(124)%
Loss before income tax expense	(28,281)	(9,507)	18,744	(66)%
Income tax expense	1,143	39	(1,104)	(97)%
Net loss	(29,424)	(9,546)	19,878	(68)%
Net loss per common share, basic and diluted	$(4.65)	$(0.71)	$3.94	(85)%

Comparison of Fiscal Year 2011 and Fiscal Year 2012

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Year Ended December 31,
	2011	2012
Monsanto	9%	37%
Novartis	1%	25%
Debiopharm S.A.	21%	14%
Tekmira	-	7%
ProNAI	-	7%
Mirna Therapeutics	19%	7%
Others	5%	3%
Roche	45%	-
Total	100%	100%

Revenue. Revenue was $2.2 million and $4.2 million in 2011 and 2012, respectively. In 2012, we received license related revenue of $1.5 million from Monsanto, $1.0 million from Novartis, $0.3 from ProNAi, $0.3 million from Tekmira and $0.15 million from Mirna, totaling $3.25 million. In December 2012, $0.6 million of deferred revenue from Debiopharm was recognized as the services-related agreement was terminated and no further deliverables were required. The balance of 2012 revenues were research reagent and services related. In 2011, $1.0 million of license revenues came from Roche, $0.5 million from Debiopharm, and $0.4 million from the Mirna license. The majority of these licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expenses dropped 55% from $11.4 million in 2011 to $5.2 million in 2012, predominantly due to:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 60% from $5.0 million to $2.0 million due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees in 2012.

•	Infrastructure-related expenses (rent, utilities, property taxes), equipment depreciation and maintenance, R&D allocated information technology (“IT”) and communications expenses decreased by 64% from $1.4 million in 2011 to $0.5 million due to the lease termination in Massachusetts, the sale or disposal of all property and equipment, and elimination of IT and communications expenses with the reduction in workforce and exiting of facilities.

•	The mid-year cessation of spending on substantially all non-clinical research, including supplies and R&D consulting, resulted in a decline of 83% from $1.2 million in 2011 to $0.2 million in 2012.

•	Clinical trial expenses decreased by 38% from $0.8 million to $0.5 million due to our financial constraints limiting our ability to continue to execute clinical trials for FAP.

•	Cost associated with license agreements increased 14% from $0.27 million to $0.31 million due to increased activity in out-licensing arrangements involving technologies we sublicensed from another party.

Our R&D expenses decreased in 2013 compared to 2012 due to our full year of limited business operations in 2013 compared to partial year activity in 2012, but we continued to fund our business operations through the licensing of our technologies. Upon the March 2014 receipt of significant funding, we had the funds to resume spending on the development of our FAP product.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs decreased by 32% from $8.4 million to $5.3 million primarily due to:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 47% from $3.6 million to $1.9 million due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees in 2012.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 6% from $3.4 million to $3.2 million, predominantly due to reduced board fees and reduced accounting and legal fees.

•	Also included in G&A are Delaware franchise tax expenses. Franchise tax increased 330% from $0.1 million to $0.4 million in 2012, as a result of a change in the calculation method for franchise taxes.

•	Included in 2011, but not in 2012, is a warrant issuance cost of $1.1 million related to the A/B Series Price Adjustable warrant issuances, a portion of which required expensing in 2011.

G&A expenses decreased in 2013 compared to 2012, due to significantly reduced daily business operations. Our largest expenses were patent maintenance fees and officer salaries.

Restructuring. Restructuring expense increased 21% from $1.4 million in 2011 to $1.7 million in 2012. This charge includes charges associated with the closing of our Cambridge facility, a $1.4 million write off of property and equipment, and a $1.3 million charge associated with the early lease termination of our Bothell, Washington facility. These charges were offset by the elimination of the $1.1 million deferred rent liability. The $1.4 million restructuring charge taken in 2011 was predominantly due to the September 2011 early termination of a Bothell, Washington lease, which included rent charges through full termination and a $0.4 million issuance of common shares.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The gain associated with this mark-to-fair value requirement declined 74% from $6.7 million in 2011 to $1.8 million in 2012. The largest driver of the change in the value of the liability is our stock price, which went from $1.57 to $0.89 in 2011 and from $0.89 to $0.43 in 2012. This change in stock price decreases the liability and increases our gain on the consolidated statements of operations. In both years, the exercise price was reduced multiple times, which raises the value of the liability and is recorded as a loss on the consolidated statements of operations. The overall impact of the price adjustments features are minimal relative to the impact of stock price changes. The other impactful driver is the addition or elimination of additional re-priceable securities. In 2011, the outstanding portion of the subscription units were revalued, but were no longer outstanding or revalued in 2012. In 2012, the outstanding debt warrants required revaluation and resulted in a $0.2 million gain.

Change in fair value liability for stock to be issued. In 2012, we recognized a $0.3 million loss associated with the change in the value of share-based payments contractually obligated, but not yet issued. As of December 31, 2012 we had contractually pledged shares to a vendor to partially settle an account payable, to Novosom to settle amounts owed under our license agreement, and to our landlord as part of a lease termination agreement. These shares were re-valued and the increase in the value of the liability was recorded as a loss in the consolidated statements of operations. Based on our stock price changes between the origination of the liability and December 31 common stock due to the landlord represents $0.2 million of the loss, the Novosom liability represents $0.08 million and the vendor liability represents the remainder.

Change in fair value of features embedded in notes payable. In 2012, a $0.7 million gain was recorded for the change in fair value of features embedded in our notes payable. Certain features introduced within the notes payable and subsequent amendments are defined as separable units of accounting and represent stand-alone liabilities carried at fair value on the balance sheet. Such features include the right to convert at the note holders’ discretion and conversion price protection in the event of a sale of the company at a significant discount. These features are revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features is tied to the stock price, such that price declines from the time the features were introduced to December 31 reduced the liabilities and recorded a gain on the consolidated statements of operations. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below.

Gain on Settlement of Accounts Payable. Between August and November 2012, we signed compromise and release agreements with twelve vendors with substantial outstanding accounts payable. We received $0.14 million in total forgiveness of portions of these payables which was recorded as a gain on settlement of accounts payable.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of the existing debt is extinguished on the date of the amendment. The warrants and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. As a result of extinguishment accounting, $1.0 million of the fair value of warrants issued in connection with the amendments were expensed, as well as $0.7 million of fair value of embedded features within the terms of the notes, including conversion price protection and discretionary conversion rights.

Interest and other expense. In 2012, through our issuance of notes and associated amendments, we recorded $1.7 million in interest and other expense. The initial warrant issuance was treated as debt discount and was amortized as interest and other expense over the original loan and extended term. The first amendment was treated as a TDR and the fair value of the warrants associated with the first amendment was expensed on the effective date of the first amendment. The second, third and fourth amendments required extinguishment, so the fair value of the associated warrants was expensed on the date of the amendments. The fair value expensing of these warrants totaled $1.5 million and $0.2 million represented interest charges on the notes.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Marina Biotech, Inc.:

We have audited the accompanying consolidated balance sheet of Marina Biotech, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marina Biotech, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Seattle, WA

October 10, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marina Biotech, Inc.:

We have audited the accompanying consolidated balance sheet of Marina Biotech, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marina Biotech, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

July 18, 2014

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share data)	2011	2012
ASSETS
Current assets:
Cash	$976	$216
Restricted cash	1,011	380
Accounts receivable	-	7
Prepaid expenses and other current assets	589	129
Total current assets	2,576	732
Property and equipment, net	2,429	-
Intangible assets	6,700	6,700
Other assets	45	21
Total assets	$11,750	$7,453
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,536	$1,606
Accrued payroll and employee benefits	376	755
Accrued interest	-	73
Other accrued liabilities	879	1,236
Accrued restructuring	-	392
Notes payable	-	1,440
Other debt	-	10
Deferred revenue	848	115
Total current liabilities	4,639	5,627
Deferred rent and other liabilities	1,243	-
Fair value liability for price adjustable subscription investment units	4	-
Fair value liability for price adjustable warrants	3,481	4,169
Fair value of stock to be issued to settle liabilities	-	901
Deferred tax liabilities	2,345	2,384
Total liabilities	11,712	13,081
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 10,438,912 and 16,937,661 shares issued and outstanding as of December 31, 2011 and 2012, respectively	320,232	324,112
Accumulated deficit	(320,194)	(329,740)
Total stockholders’ equity (deficit)	38	(5,628)
Total liabilities and stockholders’ equity (deficit)	$11,750	$7,453

See accompanying notes to the financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2011	2012
License and other revenue	$2,236	$4,217
Operating expenses:
Research and development	11,438	5,169
Selling, general and administrative	8,369	5,250
Loss on impairment of intangible assets	16,034	-
Restructuring	1,390	1,681
Total operating expenses	37,231	12,100
Loss from operations	(34,995)	(7,883)
Other income (expense):
Interest and other expense	-	(1,716)
Change in fair value liability for price adjustable warrants and subscription investment units	6,714	1,746
Gain on settled liabilities	-	137
Change in fair value of stock reserved for issuance to settle liabilities	-	(297)
Change in fair value of embedded features in notes and amendments to notes	-	708
Non-cash financing costs	-	(477)
Loss on debt extinguishment	-	(1,725)
Total other income (expense), net	6,714	(1,624)
Net loss before income tax expense	(28,281)	(9,507)
Income tax expense	1,143	39
Net loss	$(29,424)	$(9,546)
Net loss per common share — basic and diluted	$(4.65)	$(0.71)
Shares used in computing net loss per share — basic and diluted	6,328,398	13,417,119

See accompanying notes to the financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock and Additional Paid-in Capital			Total
			Accumulated	Stockholders’
(In thousands, except share and per share data)	Shares	Amount	Deficit	Equity (Deficit)
Balance January 1, 2011	2,780,075	$307,939	$(290,770)	$17,169
Proceeds from the issuance of common shares and warrants, net	4,414,251	6,227	-	6,227
Shares issued in connection with amendment of license agreement	11,377	80	-	80
Shares issued in connection with termination of lease	780,000	1,482	-	1,482
Proceeds from the exercise of subscription investment units and warrants	2,446,705	2,630	-	2,630
Reclassification of fair value of price adjustable subscription investment units from liability to equity upon exercise	-	302	-	302
Reclassification of fair value of price adjustable warrants from liability to equity upon elimination of price adjustment feature	-	620	-	620
Proceeds from employee stock purchase plan purchases	6,504	25	-	25
Compensation related to restricted stock, stock options and employee stock purchase plan, net of forfeitures	-	927	-	927
Net loss	-	-	(29,424)	(29,424)
Balance December 31, 2011	10,438,912	320,232	(320,194)	38

Proceeds from the issuance of common shares and warrants, net	1,600,002	1,112	-	1,112
Cash out fractional shares after split	(104)	-	-	-
Shares issued in connection with license agreement	340,906	107	-	107
Proceeds from employee stock purchase plan purchases	3,908	7	-	7
Reclassification of fair value liability for price adjustable warrants exercised	403,252	488	-	488
Shares issued in connection with settlement of liabilities	3,795,785	1,176	-	1,176
Compensation related to stock options and employee stock purchase plan, net of forfeitures	-	801	-	801
Compensation related to restricted share issuances	355,000	189	-	189
Net loss	-	-	(9,546)	(9,546)
Balance December 31, 2012	16,937,661	$324,112	$(329,740)	$(5,628)

See accompanying notes to the financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2012

Operating activities:
Net loss	$(29,424)	$(9,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation related to stock options, restricted stock and employee stock purchase plan	927	990
Depreciation and Amortization	1,251	555
Non-cash loss on impairment of intangible assets	16,034	-
Deferred income tax expense	1,143	39
Non-cash research and development expense	30	-
Accretion of restructuring liability	92	-
Loss on disposition of property and equipment	18	1,443
Non-cash restructuring charges	1,298	983
Non-cash loss on debt extinguishment	-	1,725
Non-cash gain on settlement of liabilities	-	(137)
Non-cash interest expense	-	1,497
Non-cash debt financing expense	-	477
Changes in fair market value of liabilities
Price adjustable warrants and subscription units	(6,714)	(1,746)
Stock reserved for issuance to settle liabilities	-	297
Debt features	-	(708)
Changes in assets and liabilities
Accounts receivable	59	(7)
Prepaid expenses and other assets	238	484
Accounts payable	(673)	490
Deferred rent	-	(1,243)
Deferred revenue	814	(733)
Accrued and other liabilities	(842)	357
Accrued restructuring	(368)	392
Net cash used in operating activities	(16,117)	(4,391)

Investing activities:
Proceeds from the sale of fixed assets	-	431
Change in restricted cash	6	631
Purchases of property and equipment	(3)	-
Net cash provided by investing activities	3	1,062

Financing activities:
Proceeds from sales of common shares, warrants and subscription investment units, net	12,433	1,112
Proceeds from issuance of notes payable and warrants	-	1,500
Payments on notes payable	-	(60)
Insurance financing	-	10
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	3,591	7
Net cash provided by financing activities	16,024	2,569
Net decrease in cash	(90)	(760)
Cash and cash equivalents — beginning of year	1,066	976
Cash and cash equivalents — end of year	$976	$216
Non-cash financing activities:
Reclassification of fair value liability for price adjustable warrants and subscription investment units exercised	$922	488
Issuance of common stock to settle liabilities	$1,562	$1,283
Supplemental disclosure:
Cash paid for interest	$-	$204

See accompanying notes to the financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2012

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

Marina Biotech, Inc. (collectively “Marina”, “the company”, “us” or “we”), in conjunction with our wholly-owned and financially consolidated subsidiaries, Cequent Pharmaceuticals, Inc. (“Cequent”), MDRNA Research, Inc. (“MDRNA”), and Atossa Healthcare, Inc. (“Atossa”) is a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference RNAi, messenger RNA translational inhibition, exon skipping, miRNA replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

We plan to focus our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. Our lead effort is the clinical development of CEQ508 to treat FAP, a rare disease for which CEQ508 received FDA ODD in 2010. In the U.S., ODD entitles a company to seven years of marketing exclusivity for its drug upon regulatory approval. In addition, ODD permits a company to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Currently, there is no approved therapeutic for the treatment of FAP. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of An RNAi Therapeutic in Familial Adenomatous Polyposis) Phase 1b/2a clinical trial. In addition, we expect to advance pre-clinical programs in DM1 and DMD through to human proof-of-concept.

Further, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

We believe we have successfully created an unique and unparalleled industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements with Mirna and ProNAi and their respective clinical experience with our SMARTICLES-based liposomal delivery technology; (2) a licensing agreement with Novartis for the CRN technology; (3) a licensing agreement with Tekmira for the UNA technology; (4) licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies; and (5) our own FAP Phase 1b/2a clinical trial with the tkRNAi platform.

Reverse Split of Common Stock

On December 22, 2011, we effected a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the NASDAQ Global Market on a split-adjusted basis as of the opening of trading the following day. Any fraction of a share of common stock that resulted from the reverse split was converted into the right to receive cash payment for such fractional shares in an amount to be determined by multiplying the fractional amount of the share of common stock by the amount equal to the split ratio times the per share closing price of our common stock on the split date. The fractional share payments were immaterial. Following the reverse split, the total number of shares outstanding was proportionately reduced in accordance with the reverse split. Further, any outstanding options, warrants and rights as of the effective date that are subject to adjustment were adjusted accordingly. There was no change to the number of authorized shares of our common stock as a result of the reverse stock split.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2012, we had an accumulated deficit of approximately $329.7 million, have incurred, and will in the future continue to incur, losses as we continue, to the extent that sufficient funding is available, our research and development (“R&D”) activities, and have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. In 2012, we funded operations with a combination of issuances of equity, issuances of debt, license-related revenues, sales of reagents and services, and sale of property and equipment. At December 31, 2012, we had a working capital deficit of $4.9 million and $0.2 million in unrestricted cash. Our minimized operating expenses consumed the majority of our cash resources during 2012 and enough additional funds were obtained through January 1, 2013 (See Note 6), plus a $6.0 million financing in March 2014, to run our minimized business operations.

In February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6.0 million warrants to purchase one share of common stock for $0.75 per share, resulting in proceeds of $6.0 million. We believe that the proceeds of the March 2014 offering will enable us to fund our intended operations through May 2015.

At December 31, 2011 as a result of our limited financial resources we believed that there was substantial doubt about our ability to continue as a going concern and this doubt was also expressed by our independent registered public accounting firm in their audit opinions issued in connection with our consolidated balance sheets as of December 31, 2011 and our consolidated statements of operations, stockholders' deficit and cash flows for 2011. Since that time, we have raised significant funds and believe that we will be able to continue as a going concern at least through May 2015.

Summary of Significant Accounting Policies

Principles of Consolidation — We consolidate our financial statements with our wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, R&D costs, stock-based compensation, valuation of warrants and subscription investment units, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, valuation of features embedded within note agreements and amendments, estimated accrued restructuring charges and income taxes. Actual results could differ from those estimates.

Restricted Cash — Amounts pledged as collateral underlying letters of credit for lease deposits are classified as restricted cash. Changes in restricted cash have been presented as investing activities in the Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments — We consider the fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2012:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2011	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$3,481	$-	$-	$3,481
Fair value liability for price adjustable subscription investment units	4	-	-	4
Total liabilities at fair value	$3,485	$-	$-	$3,485

	Balance at
	December 31,
	2012
Liabilities:
Fair value liability for price adjustable warrants	$4,169	$-	$-	$4,169
Fair value liability for shares to be issued	901	901	-	-
Total liabilities at fair value	$5,070	$901	$-	$4,169

The following presents activity in our accrued restructuring liability determined by Level 3 inputs for each of the years ended December 31, 2011 and 2012 (excludes stock to be issued, not carried in this liability account):

	Facility Related
	Charges
(In thousands)	2011	2012
Balance, January 1	$460	$-
Accruals	1,298	860
Payments in cash and other decreases	(368)	(468)
Common stock issued to terminate lease	(1,482)	-
Accretion	92	-
Balance, December 31	$-	$392

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the years ended December 31, 2011 and 2012:

		Weighted average as of each measurement date
	Fair value
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate
Balance at January 1, 2011	$1,783	$14.30	$15.50	127%	4.4	1.80%
Reclassification to equity upon elimination of price adjustment feature	(620)	10.60	10.90	122%	4.8	2.30%
Fair value of warrants issued	7,855	3.00	2.30	116%	6.0	2.10%
Change in fair value included in statement of operations	(5,537)	-	-	-	-	-
Balance at December 31, 2011	$3,481	$0.76	$0.89	124%	5.4	0.90%
Fair value of warrants issued in Notes and Warrants Purchase Agreement	$1,647	$0.51	$0.49	128%	5.5	0.81%
Fair Value of warrants issued in Amendment 1	255	0.56	0.57	128%	5.5	0.82%
Fair Value of warrants issued in Amendment 2	270	0.64	0.69	129%	5.5	0.81%
Fair Value of warrants issued in Amendment 3	386	0.28	0.34	136%	5.5	0.67%
Fair Value of warrants issued in Amendment 4	364	0.28	0.38	139%	5.5	0.85%
Change in fair value included in statement of operations	(1,746)	-	-	-	-	-
Fair Value of Exercised Warrants	(488)	0.28	0.65	141%	4.7	0.58%
Balance at December 31, 2012	$4,169	$0.28	$0.46	146%	4.64	0.66%

The following presents activity of the fair value liability of price adjustable subscription investment units determined by Level 3 inputs for the years ended December 31, 2011 and 2012:

		Weighted average as of each measurement date
	Fair value
	liability for price
	adjustable
	subscription				Contractual	Risk
	investment units	Exercise	Stock		life	free
	(in thousands)	Price	Price	Volatility	(in years)	rate
Balance at January 1, 2011	$1,483	$13.30	$15.50	79%	1.2	0.30%
Reclassification to equity upon exercise	(302)	2.30	3.20	103%	0.7	0.20%
Change in fair value included in statement of operations	(1,177)	-	-	-	-	-
Balance at December 31, 2011	$4	$0.89	$0.89	115%	0.2	-
Expiration of unexercised units	(4)	-	-	-	-	-
Balance at December 31, 2012	$-	$-	$-	-	-	-

Property and Equipment — Long-lived assets include property and equipment. These assets are recorded at our original cost and were increased by the cost of any significant improvements after purchase. Property and equipment assets were depreciated using the straight-line method over the estimated useful life of the individual assets, ranging from three to five years. Leasehold improvements were stated at cost and amortized using the straight-line method over the lesser of the estimated useful life or remaining lease term. Depreciation began when the asset is ready for its intended use. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Impairment of Long Lived Assets — We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets at least annually at December 31. When necessary, we record charges for impairments. Specifically:

•	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property and equipment, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

•	For indefinite-lived intangible assets, such as IPR&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Accrued Restructuring — In both 2011 and 2012, we ceased operating leased facilities in Bothell, Washington and recorded an accrued liability for remaining lease termination costs at fair value, based on the remaining payments due under the lease and other costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility

Concentration of Credit Risk and Significant Customers — We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We have been dependent on our collaborative and license agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from collaborators, as a percentage of total revenue, as follows:

	Year Ended December 31,
	2011	2012
Monsanto	9%	37%
Novartis	1%	25%
Debiopharm S.A.	21%	14%
Tekmira	-	7%
ProNAI	-	7%
Mirna Therapeutics	19%	7%
Others	5%	3%
Roche	45%	-
Total	100%	100%

Revenue Recognition — Revenue is recognized when persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be recognized within the next 12 months is classified as current. Substantially all of our revenues are generated from R&D collaborations and licensing arrangements that may involve multiple deliverables. For multiple-deliverable arrangements, judgment is required to evaluate, (a) whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Our R&D arrangements may include upfront non-refundable payments, development milestone payments, R&D funding, patent-based or product sale royalties, and commercial sales. In addition, we may receive revenues from licensing arrangements. For each separate unit of accounting, we have determined that the delivered item has value to the other party on a stand-alone basis, we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

Revenue from R&D arrangements is recorded when earned based on the specific terms of the contracts. Upfront non-refundable payments, where we are not providing any continuing services as in the case of a license to our IP, are recognized when the license becomes available to the other party. Upfront nonrefundable payments, where we are providing continuing services related to an R&D effort, are deferred and recognized as revenue over the period the arrangement is in effect. The ability to estimate the total R&D effort and costs can vary significantly for each contract due to the inherent complexities and uncertainties of pharmaceutical R&D. The estimated period of time over which we recognize certain revenues is based upon structured detailed project plans completed by our project managers, who meet regularly with scientists and counterparts from the other party and schedule the key project activities and resources including headcount, facilities and equipment and budgets. These periods generally end on projected milestone dates typically associated with the stages of drug development, e.g. filing of an Investigational New Drug Application (“IND”), initiation of a Phase 1 human clinical trial or filing of a New Drug Application (“NDA”). We typically do not disclose the specific project planning details of an R&D arrangement for competitive reasons and due to confidentiality clauses in our contracts. As drug candidates and drug compounds move through the R&D process, it is necessary to revise these estimates to consider changes to the project plan, portions of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated R&D period.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the uncertain achievement of a specific event identified in the contract, such as initiation or completion of specified development activities or specific regulatory actions such as the filing of an IND. We believe a milestone payment represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when it becomes due and collection is reasonably assured.

Revenue from R&D funding is generally received for services performed under R&D arrangements and is recognized as services are performed. Payments received in excess of amounts earned are recorded as deferred revenue. Reimbursements received for direct out-of-pocket expenses related to contract R&D costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses.

Royalty and earn-out payment revenues are generally recognized upon commercial product sales by the licensee as reported by the licensee.

R&D Costs — All R&D costs are charged to operations as incurred. R&D expenses consist of costs incurred for internal and external R&D and include direct and research-related overhead expenses. We recognize clinical trial expenses, which are included in R&D expenses, based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. We believe that this method best approximates the efforts expended on a clinical trial with the expenses recorded. We adjust our rate of clinical expense recognition if actual results differ from our estimates. As clinical trial activities continue, it is necessary to revise these estimates to consider changes such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact of changes in our estimates of clinical trial expenses and the timing thereof, is recognized prospectively over the remaining estimated clinical trial period. The ability to estimate total clinical trial costs can vary significantly due to the inherent complexities and uncertainties of drug development.

Stock-based Compensation — We use the Black-Scholes-Merton option pricing model (“Black-Scholes”) as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates are estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period.

Non-employee option grants are recorded as expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these stock options, as calculated using Black-Scholes, is re-measured using the fair value of our common stock and the stock-based compensation recognized during the period is adjusted accordingly.

Stock compensation expense for restricted stock awards is recognized on a straight-line basis over the applicable vesting periods based on the fair value of the restricted stock on the grant date.

Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock, warrants and subscription investment units, convertible debt related shares) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded:

	Year Ended December 31,
	2011	2012
Stock options outstanding	578,257	284,829
Warrants	6,261,978	11,916,801
Subscription investment units	25,000	-
Shares issuable on optional debt conversion	-	10,284,323
Total	6,865,235	22,485,953

Operating leases — Through October 2012, we occupied our facilities under operating leases. Our lease agreements variously contained tenant improvement allowances, rent holidays, lease premiums, and lease escalation clauses. For purposes of amortization, terms start from the date of initial possession, which is generally when we occupy the facility and begin to make improvements in preparation for intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability and amortize the deferred rent over the terms as reductions to rent expense. For scheduled rent escalation clauses over the course of the lease term or for rental payments commencing at a date other than the date of initial right to occupy, we record rental expense on a straight-line basis over the lease term.

Notes Payable — Notes payable are recorded under liabilities, classified into short and long term, depending on the principal due in the subsequent twelve months. Interest is either accrued or paid according to the terms of the notes. Costs associated with the issuance of debt, such as legal fees, are recorded as prepaid expenses and are amortized on a straight-line basis over the period to maturity of the debt.

Note amendments and changes must be analyzed for correct accounting application based on our financial condition and the changes in the debt instrument features and terms. For each amendment, a series of analyses is performed to determine whether the debt was a troubled debt restructuring (“TDR”), as defined by conditions of default, our financial state and ability to repay loan, and whether the lender made a concession. A creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately before the restructuring. If an amendment is determined to be a TDR, the Company compares the carrying value of the debt at the time of the restructuring to the total future cash payments of the new terms and a new effective interest rate is determined and the fair value of equity instruments issued is immediately charged to expense. If an amendment is not a TDR, then the Company performs a further analysis to determine if the amended terms are “substantially different” from the existing debt facility. The debt is considered extinguished if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss recognized and the effective rate of the new instrument. If it is determined that the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument resulting from the modification, and the revised cash flows. If the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid including the fair value of warrants issued are included in the debt extinguishment gain or loss. If the exchange or modification is not to be accounted for in the same manner as a debt extinguishment, then the fees paid including the fair value of warrants issued are amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument using the interest method.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or pledged. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax benefits in excess of stock-based compensation expense recorded for financial reporting purposes relating to stock-based awards will be credited to additional paid-in capital in the period the related tax deductions are realized. Our policy for recording interest and penalties associated with audits is to record such items as a component of loss before taxes.

We assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. Factors we considered in making such an assessment include, but are not limited to, estimated utilization limitations of operating loss and tax credit carry-forwards, expected reversals of deferred tax liabilities, past performance, including our history of operating results, our recent history of generating tax losses, our history of recovering net operating loss carry-forwards for tax purposes and our expectation of future taxable income. We recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance, we would recognize a tax provision or benefit in the consolidated statements of operations. We use our judgment to determine estimates associated with the calculation of our provision or benefit for income taxes, and in our evaluation of the need for a valuation allowance recorded against our net deferred tax assets.

Note 2 — Loss on impairment of intangible assets

In July 2010, we acquired Cequent, a company engaged in development of novel products to deliver RNAi-based therapeutics. A substantial portion of the assets acquired were allocated to identifiable intangible assets related to IPR&D projects identified by management. Our management estimated acquisition-date fair values of these intangible assets based on a number of factors. Utilizing the income approach, a discounted cash flow model using forecasted operating results related to the identified intangible assets, fair value was determined to be $19.3 million for FAP and $3.4 million for tkRNAi, for a total of $22.7 million.

Loss on impairment of intangible assets — Accounting guidance requires that the fair value of IPR&D acquired in a business combination be recorded on the balance sheet regardless of the likelihood of success as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until completion or abandonment of the related project. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the projects below their respective carrying amounts. We perform our annual impairment tests at December 31. If and when it is determined that identified intangible assets are impaired, an impairment charge would be recorded. If and when development is considered complete, generally when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective remaining estimated useful lives.

During 2011, we tested the carrying value of our intangible assets for impairment utilizing the income approach and estimated the fair value of FAP at $5.7 million and $1.0 million for tkRNAi, for a total of $6.7 million. We estimated the fair value of these intangible assets using a discount rate of 26%, the estimated weighted-average cost of capital for comparable companies. We probability adjusted our estimation of the expected future cash flows associated with each project and then determined the present value of the expected future cash flows using the discount rate. The projected cash flows from the projects were based on key assumptions, including those outlined above. As a result of the impairment test, we recorded a loss on impairment of intangible assets of $16.0 million in 2011.

We tested the carrying value of our intangible assets for impairment as of December 31, 2012, utilizing the income approach and estimated the fair value of FAP at $40.3 million and $6.6 million for tkRNAi, for a total of $46.9 million. We estimated the fair value of these intangible assets using a discount rate of 22%. We probability adjusted our estimation of the expected future cash flows associated with each project and then determined the present value of the expected future cash flows using the discount rate. The projected cash flows from the projects were based on key assumptions, including those outlined above. As no impairment was indicated, no loss was recorded in 2012. The values are significantly higher in 2012 primarily due to substantial de-risking of the project associated with entering clinical trials with a compound, changed economic conditions impacting the cost of capital for comparable companies, and changes in the competitive landscape that will allow a higher probability of receiving higher reimbursements. While the valuation showed a large increase, the generally accepted accounting principles allow for reduction of the carrying value of an indefinite lived asset if impaired, but does not allow a subsequent recognition of an impairment, to increase the carrying value of these assets.

Deferred Taxes — The Cequent acquisition was treated as a tax-free merger. Acquired deferred tax assets were comprised of $7.0 million for federal and state net operating loss carry-forwards and $1.1 million for tax credit carry-forwards. The tax basis for acquired intangible assets of $22.7 million is nil, which results in a deferred tax liability of $8.0 million as there will be no tax deduction when the book basis is expensed and the deferred tax liability is reduced. At the time of the acquisition, our management determined that it was more likely than not that a substantial portion of acquired net operating loss and tax credit carry-forwards would be realized prior to expiration through reversal of deferred tax liabilities during years of expected financial reporting expense for the acquired intangible assets and, accordingly, $6.8 million of deferred tax liabilities support realization of acquired deferred tax assets. A valuation allowance of $1.2 million was recorded related to the remainder of the acquired deferred tax assets. In 2011, we reviewed the deferred tax liabilities related to intangible assets and determined that because of the increased uncertainty in timing of reversal, the deferred tax liabilities did not support realization of our deferred tax assets. Therefore, in 2011, we recorded an increase to the valuation allowance against deferred tax assets of $1.1 million which was recorded as income tax expense. No material change was recorded in 2012.

Note 3 — Property and Equipment

Through a series of asset sales in 2012, the Company received $0.48 million for the equipment sold. After these sales, we disposed of substantially all property and equipment in 2012. Property and equipment at December 31, 2011 and 2012 are comprised of the following:

(In thousands)	2011	2012
Furniture and fixtures	$832	$-
Machinery and equipment	5,374	-
Computer equipment and software	1,191	-
Leasehold improvements	4,285	-
	11,682	-
Less accumulated depreciation and amortization	9,253	-
Net property and equipment	$2,429	$-

Note 4 —Restructuring Charges

 In 2008, we restructured our operations and vacated one of our facilities. We recorded a restructuring liability, representing estimated future payments due under the lease, net of anticipated future sublease payments, which was discounted using a credit-adjusted risk-free interest rate. In September 2011, we entered into an agreement with the landlord of the facility, whereby the lease was terminated and we issued a total of 780,000 common shares valued at $1.5 million to the landlord. The remaining accrued restructuring liability was eliminated and we have no further obligations with respect to the facility. We recorded restructuring charges including accretion of the accrued restructuring liability and other facility-related costs of $1.4 million in 2011.

In March 2012, we closed our Cambridge operations. Employees were terminated and severance and related charges were recorded as a restructuring charge of $0.012 million. The facility lease was terminated by subletting the space in an agreement that effectively transferred to the sublease tenant all remaining payments and obligations due. The transfer of this lease and the return of the security deposit, resulted in a credit of $0.045 million to the facility related restructuring charge.

In September 2012, we executed a lease termination agreement effective March, 2013 for our Bothell, Washington facility. Under the agreement, the remaining 2012 rent of 0.5 million and remaining 2013 rent of $0.4 million would be paid, mostly by a draw on the letter of credit. Additionally, we agreed to issue 1.5 million shares of our common stock on certain future financing events valued as a charge to restructuring of $0.45 million. The stock was issued on the closing of our March 2014 financing, resulting in a 2014 charge of $1.1 million. The lease termination resulted in the elimination of $1.1 million of deferred rent offset by restructuring future rent charges of $0.85 million and a stock liability of $0.45 million. Net facility related restructuring charges, including the Cambridge facility in 2012 was $0.15 million.

During 2012 we disposed of substantially all of our remaining equipment, resulting in a restructuring charge of $1.5 million.

The components of restructuring expense are summarized as follows:

	Year ended December 31,
(In thousands)	2011	2012
Property and equipment disposal	$-	$1,523
Facility related charges	1,390	146
Employee severance and termination benefits (including stock-based compensation charges)	-	12
Total restructuring	$1,390	$1,681

Note 5 — Notes Payable

Original Issuance — In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of the Company. The original maturity date was mid-May 2012 and the notes were callable on condition of default. Price Adjustable Warrants to purchase 3.69 million shares at $0.508 were issued and were exercisable through August 2017.

Amendment One — In early May 2012, we amended the maturity date of the notes to the end of May 2012 in exchange for a mandatory prepayment of $0.2 million additional Price Adjustable Warrants to purchase 0.49 million shares at $0.508 before August 2017. This amendment was determined to be a troubled debt restructuring.

Amendment Two — In late May 2012, we amended the maturity date of the notes to the end of mid-June 2012 in exchange for additional Price Adjustable Warrants to purchase 0.425 million shares at $0.508 before August 2017. The terms of the amended notes were determined to be substantially different from the prior note terms and the amendment therefore was recorded as an extinguishment.

Amendment Three — In August 2012, we amended the notes to a) extend the maturity date to December 2012; b) provide note-holders optional conversion rights at the price adjusted conversion price; c) provide price protection in the event of certain mergers or acquisitions at an effective purchase price of less than $0.38. We issued warrants to purchase up to 1.25 million shares of the company before February 2018. These warrants and all prior warrants were price adjusted to a $0.28 exercise price. The terms of the amended notes were determined to be substantially different from the prior note terms and the amendment therefore was recorded as an extinguishment.

Amendment Four — In October 2012, we amended the notes to release us from mandatorily using proceeds from the sale of property and equipment to pay accrued interest, then principal on the notes. In exchange for this release, we issued additional Price Adjustable Warrants to purchase 1.04 million shares at $0.28 before April 2018. The terms of the amended notes were determined to be substantially different from the prior note terms and the amendment therefore was recorded as an extinguishment.

In the year ended December 31, 2012, the Company recorded interest expense related to the notes of $1.69 million, a loss on extinguishments of $1.725 million and a gain on the change in the fair value of embedded derivatives of $0.7 million.

In February 2014, the note holders exchanged the notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock.

Note 6 — Stockholders’ Equity

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, we designated and issued 1,200 shares of Series C Preferred Stock (“Series C Preferred”) for $6.0 million.

Series B Preferred Stock Purchase Agreement — In December 2011, we entered into a securities purchase agreement, pursuant to and subject to the conditions of which, we had the right, in our sole discretion, over a term of two years, to demand that the buyer purchase up to a total of $5.0 million of Series B Preferred. In April 2012, we terminated the purchase agreement with no shares purchased or issued. In conjunction with the agreement, we issued a warrant to purchase up to 1.31 million shares of our common stock at an exercise price of $1.34 per share. The unvested and unexercised warrant expired in April 2012 upon termination of the agreement.

Stockholder Rights Plan — In 2000, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock to shareholders of record in March 2000 and for any common stock issued thereafter. The preferred share purchase rights expired in March 2013.

Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights. In July 2011, our shareholders approved an increase in the number of authorized shares of common stock from 90 million to 180 million.

In February 2011, we received net proceeds of $4.5 million from an offering of 0.6 million units, each comprised of one share of our common stock and 0.1746 of a warrant to purchase one share of our common stock for $8.00 per share. Warrants to purchase 0.11 million shares of our common stock were issued in connection with this offering.

In May 2011, we received net proceeds of $6.3 million from an offering of 2.23 million units and 2.23 million Series B warrants to purchase one unit for $3.10 per unit. Each unit consists of (a) one share of common stock and (b) a warrant to purchase one share of common stock. Prior to their expiration in July 2011, 2.23 million Series B Warrants were exercised resulting in additional net proceeds of $3.1 million.

In September 2011, we entered into an agreement to terminate a lease in Bothell, Washington, pursuant to which we issued 0.78 million shares of our common stock. The estimated fair value of the shares issued was $1.5 million and was recorded as a decrease to the previously recorded restructuring liability.

In October 2011, we entered into a purchase agreement to sell up to $15.0 million of our common stock over thirty months. Prior to the termination of the agreement in March 2012, we issued a total of 1.5 million shares resulting in proceeds of $1.8 million.

In March 2012, we received net proceeds of approximately $1.1 million from the issuance of 1.60 million shares of our common stock and warrants to purchase 0.8 million shares of our common stock, at an exercise price of $0.75 per share.

During March, 2012, 3,908 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan (“ESPP”).

In May and December 2012 we issued an aggregate of 0.40 million shares for a cashless exercise of 0.81 million Price Adjustable Warrants with exercise price of $0.28 per share. The fair value of the Price Adjustable Warrants on the date of conversion of $.49 million was reclassified to additional paid-in capital.

During 2012 we executed compromise and release agreements with certain vendors to whom we owed $1.6 million. We reserved 3.9 million shares of our common stock to settle $1.2 million of the amounts outstanding. At December 2012, we had issued 3.8 million common shares, while 0.1 million shares to a vendor remained to be issued with a fair value of $0.04 million.

In September 2012, as part of the lease termination agreement we agreed to issue 1.5 million shares of our common stock to the landlord. At December 31, 2012, the shares to be issued had a fair value of $.65 million. The shares were issued in March 2014 at a value of $1.1 million.

As part of the Novosom agreement we are obligated to pay Novosom 30% of any payments received by us for sub-licensed lipid-delivery technology. The consideration is payable in a combination of cash (no more than 50% of total due) and common stock (between 50% and 100% of total due), at our discretion. For such consideration, we issued a total of 0.34 million shares with a fair value of $.11 million in January and September 2012, and committed an additional 0.51 million shares for future issuance. In December 2013, the Company committed another 0.5 million shares for future issuance to Novosom. All remaining shares due Novosom, for current sub-licenses, were issued in March 2014.

In December 2012, 0.36 million shares of immediately vested restricted common stock were issued to our remaining non-officer employees resulting in a compensation charge of $0.2 million.

Subsequent to December 31, 2012, we issued 2.692 million shares of common stock to employees and board members in settlement of amounts due under certain employment agreements and accrued board fees.

NASDAQ Deficiency Notice — On February 1, 2012, we were notified that the Listing Qualifications Panel of The NASDAQ Stock Market (“NASDAQ”) delisted our common stock from the NASDAQ Stock Market and suspended trading in the shares, effective February 2, 2012, because we were unable to comply with the $1.00 per share minimum bid price required by NASDAQ Marketplace Rules. Our common stock then traded on the OTCQX tier of the OTC Markets from February 2, 2012 until July 10, 2012 and thereafter, traded on the OTC Pink Tier of the OTC Markets.

Warrants — In February 2011, the exercise price of warrants to purchase 0.07 million shares, which we issued in November 2010, was adjusted from $20.30 to $10.60 per share. The warrants are no longer subject to adjustment except in connection with stock splits, dividends, and other similar events.

In February 2011, as part of a public offering to issue common stock, we issued warrants to purchase 0.11 million shares of common stock at a fixed exercise price of $8.00 per share. The warrants are exercisable until February 15, 2018.

In May 2011, as part of a public offering, we issued 2.23 million Series A Price Adjustable Warrants (“A Warrants”) to purchase shares of common stock at an initial exercise price of $3.90 per share. The warrants are exercisable between May 21, 2012 and May 21, 2017. At December 2011 and 2012, the exercise price had been adjusted to $1.20 and $0.28, respectively.

In May 2011, we also issued 2.23 million Series B Price Adjustable Warrants (“B warrants”) to purchase one unit consisting of one share of common stock and one A Warrant, at an initial exercise price of $3.10 per unit, expiring July 12, 2011. Through June 2012, 0.71 million of the B Warrants were exercised, resulting in proceeds of $2.2 million and the issuance of an additional 0.71 million A Warrants. From June 29, 2011 the effective exercise price of the B Warrants was adjusted to $1.28 per unit. We paid a cash refund of $1.1 million to the holders who exercised 0.60 million B Warrants at $3.10 per unit, and $0.4 million was reclassified to equity. From July 1 to July 12, 2011, 1.5 million B Warrants were exercised resulting in net proceeds of $2.0 million and the issuance of an additional 1.5 million Series A Warrants. Total net proceeds received from the exercises of the B Warrants was $3.1 million. Unexercised 2,500 Series B Warrants expired in March 2012. At December 2011 and 2012, the exercise price had been adjusted to $1.20 and $0.28, respectively.

In December 2011, in consideration for the placement of a financing, we issued warrants to purchase 1.3 million shares of our common stock to the placement agent. The arrangment was terminated in April 2012 and the warrants were cancelled.

In February 2012, we received net proceeds of approximately $1.5 million from the issuance of 15% secured promissory notes (the “Notes”) and Price Adjustable Warrants to purchase up to 3.7 million shares of our common stock. Through a series of note amendments in 2012, we issued additional Price Adjustable Warrants to purchase 3.2 million shares of our common stock. At December 31, 2012, all of these Price Adjustable Warrants had been adjusted to an exercise price of $0.28 per share and were potentially subject to further downward exercise price adjustments, including as a result of subsequent financings. These Price Adjustable warrants expire between August 2017 and April 2018.

In March 2012, in conjunction with a common stock financing, we entered into an agreement pursuant to which we issued warrants to purchase up to 0.80 million shares of our common stock. The warrants have a fixed exercise price of $0.75 per share and are exercisable through March 2017.

In December 2013, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant. These warrants vest over two years, have a fixed strike price of $0.89 and expire in December 2023.

Subsequent to December 31, 2012, we issued approximately 1.2 million shares upon net share exercise of warrants.

The following summarizes warrant activity during the years ended December 31, 2011 and 2012.

		Weighted
	Warrant	Average
	Shares	Exercise Price
Outstanding, January 1, 2011	383,020	$46.40
Issued	8,111,798	3.32
Exercised or cancelled	(2,232,840)	1.40
Outstanding, January 1, 2012	6,261,978	$3.82
Issued	7,770,793	0.47
Exercised or cancelled	(2,115,970)	0.28
Outstanding, December 31, 2012	11,916,801	$1.71
Expiring in 2013	-
Expiring in 2014	95,631
Expiring in 2015	285,345
Expiring thereafter	11,535,825

Subscription investment units — In November 2010, we issued subscription investment units to purchase 0.24 million shares of common stock at a per share exercise price of the lesser of $22.10 and 90% of the quotient of (x) the sum of the three lowest volume-weighted average price (“VWAP”) of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three. The following summarizes subscription investment unit activity during the years ended December 31, 2011 and 2012.

		Weighted
		Average
Subscription Units	Unit Shares	Exercise Price
Outstanding, January 1, 2011	242,355	$12.50
Exercised	(217,355)	2.30
Outstanding, December 31, 2011	25,000	$0.89
Expired	(25,000)	0.89
Outstanding, December 31, 2012	-	$-

Note 7 — Stock Incentive Plans

At December 31, 2012, options to purchase up to 0.28 million shares of our common stock were outstanding, and 0.61 million shares were reserved for future awards under our stock incentive plans.

Our stock incentive plans include the 2002 Stock Option Plan, 2004 Stock Incentive Plan and 2008 Stock Incentive Plan. In 2011, our shareholders approved the addition of 0.60 million shares to our 2008 Stock Incentive Plan. In addition, there are outstanding grants under our 2000 Nonqualified Stock Option Plan, which expired in 2010, and the 2006 Cequent Stock Incentive Plan under which 58,083 stock options outstanding at the time of the Cequent acquisition were converted to options to purchase shares of our common stock. Under our stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide services to us. The options to be granted are designated as either incentive stock options or non-qualified stock options by our board of directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2004 and 2008 plans, we are authorized to grant awards of stock options, restricted stock, stock appreciation rights and performance shares. At December 31, 2012, no stock appreciation rights or performance shares have been granted. Options granted under the plans generally have terms of ten years from the date of grant and vest over three years.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2011	2012
Research and development	$422	$385
General and administrative	505	416
Total	$927	$801

Stock Options — Stock option activity was as follows:

	Year Ended December 31,
	2011		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding on January 1	264,106	$69.30	578,257	$26.22
Granted	392,976	2.03	-	-
Forfeited/Expired	(78,825)	49.85	(293,428)	7.53
Outstanding on December 31	578,257	$26.22	284,829	$39.46
Exercisable as of December 31	193,404	$71.15	194,058	$56.62

The following table summarizes additional information on our stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.00 - $2.20	154,288	8.66	$2.02	95,793	$2.02
$11.60 - $50.00	39,406	6.41	37.61	31,072	38.31
$50.01 - $90.80	56,463	5.84	70.29	42,239	69.38
$127.60 - $207.60	33,666	5.45	148.20	24,078	152.48
$420.00 - $588.80	1,006	2.80	485.37	876	482.24
Totals	284,829	7.39	$39.46	194,058	$43.33
Exercisable	194,058	7.26

We use Black-Scholes to determine the fair value of our stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. As we meet the criteria outlined for “plain-vanilla” options by the SEC, we use the mid-point between the vesting date and the expiration date as the expected term. We meet the criteria of having had significant past structural changes such that our historical exercise data is not reasonably extrapolated to an expected term. We estimate volatility of our common stock by using our stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future. No options were granted in 2012. The per-share fair value of stock options granted in 2011 was $1.74, which was estimated at the date of grant using Black-Scholes with the following weighted average assumptions for the periods presented as follows:

2011
Risk free interest rate	1.2%
Expected stock volatility	118%
Expected option life	6.0 years

At December 31, 2012, we had $0.35 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 1.3 years.

At December 31, 2012, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised in either 2011 or 2012. The total grant date fair value of options that vested during 2011 and 2012 was $1.3 million and $0.5 million, respectively.

In 2010, three members of our board of directors retired. In 2010, our board of directors approved an extension to the time two retiring directors had to exercise their vested options from 90 days to four years. In 2011 our board of directors approved a resolution to accelerate the vesting of the retiring director’s outstanding stock options and to extend the exercise period for vested options from 90 days to four years. The valuation charge due to the modification was immaterial.

Restricted Stock Awards — We have issued shares of restricted stock to certain employees and Board. We granted 0.36 million fully vested restricted common stock shares in 2012. No grants were made in 2011 and at December 31, 2011, there was no unrecognized compensation cost related to unvested restricted stock awards. Stock-based compensation expense recorded in 2012 related to these awards was $0.19 million.

Employee Stock Purchase Plan — At December 31, 2012, 65,000 shares of common stock have been reserved for issuance under our 2007 ESPP, of which 18,141 shares had been issued. In 2011, our shareholders approved the addition of 50,000 shares to the ESPP. Under the terms of the ESPP, a participant may purchase shares of our common stock at a price equal to the lesser of 85% of the fair market value on the date of the start of the plan period or on the date of purchase. Stock-based compensation expense related to the ESPP was immaterial in both 2011 and 2012.

Note 8 — Employee Benefit Plan

We maintained a 401(k) plan for employees meeting eligibility requirements under which employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Our employer matching contributions to the plan were discretionary as determined by our board of directors. There were no employer contributions in either 2011 or 2012. In June 2012, we terminated our 401(k) plan.

Note 9 — Income Taxes

We have identified our federal and our state tax returns in New York and Massachusetts as “major” tax jurisdictions. The periods our income tax returns are subject to examination for federal, New York and Massachusetts jurisdictions are 2010, 1997 and 2005, respectively. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2012, we had available net operating loss carry-forwards for federal and state income tax reporting purposes of $306.7 million and $12.0 million, respectively, and had available tax credit carry-forwards of $10.7 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2032 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation could be significant.

Our net deferred tax assets, liabilities and valuation allowance as of December 31, 2011 and 2012 are as follows:

	Year Ended December 31,
(In thousands)	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$107,587	$107,978
Tax credit carryforwards	11,089	10,680
Depreciation and amortization	4,917	3,728
Other	2,837	254
Total deferred tax assets	126,430	122,640
Valuation allowance	(126,430)	(122,640)
Net deferred tax assets	-	-
Deferred tax liabilities:
Intangible assets	(2,345)	(2,384)
Net deferred tax liabilities	$(2,345)	$(2,384)

We continue to record a valuation allowance in the full amount of deferred tax assets not otherwise offset by deferred tax liabilities we expect to reverse since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance increased $11.7  million and decreased $3.7 million during 2011 and 2012, respectively. The difference between the expected benefit computed using the statutory tax rate and the recorded expense of $0.039 in 2012 is due to rate change and $1.143 million in 2011 is primarily due to the change in the valuation allowance.

Income Tax Expense.  In 2011, we reviewed the deferred tax liabilities related to intangible assets and determined that because of the increased uncertainty in timing of reversal, the deferred tax liabilities did not support realization of our deferred tax assets. Therefore, in 2011 we recorded an increase to the valuation allowance against deferred tax assets of approximately $1.143 million which was also recorded as income tax expense. In 2012, there was income tax expense of $0.039 million due to rate change.

Note 10 — Intellectual Property and Collaborative Agreements

RNA-related

Arcturus - In August 2013, we and Arcturus entered into a patent assignment and license agreement pursuant to which Arcturus was granted an assignment of select RNA related patents and certain transferable agreements, including agreements with Roche, dated February 2009, and the Tekmira agreement. We received an irrevocable, royalty-free, worldwide, non-exclusive sublicense to use the transferred technologies in the development and commercialization of our products. As compensation under this agreement, we received a one-time payment of $0.8 million.

Tekmira - In November 2012, we and Tekmira entered into a license agreement pursuant to which Tekmira was granted a worldwide, non-exclusive and selectively sub-licensable license to develop and commercialize products using our UNA technology. We received a $0.3 million upfront payment and an additional $0.2 million received in April 2013. This agreement was transferred to Arcturus as part of the patent assignment and license agreement in August 2013.

Novartis – In August 2012, we and Novartis entered into a worldwide, non-exclusive license agreement for our CRN technology for the development of both single and double-stranded oligonucleotide therapeutics. We received a $1.0 million upfront payment for the license.

Avecia – In May 2012, we and Avecia entered into an agreement pursuant to which Avecia was granted exclusive rights to develop, supply and commercialize certain oligonucleotide constructs using our CRN chemistry We will receive royalties in the single digit percentages from the sale of CRN-based oligonucleotide reagents. We will also receive cGMP material for our development and commercialization needs.

Monsanto – In May 2012, we entered into a worldwide exclusive license agreement with Monsanto for rights to our delivery and chemistry technologies. The agreement granted to Monsanto a security interest in that portion of our intellectual property that is the subject of the agreement. Under the terms of the agreement, we received a $1.5 million initiation fee and may receive royalties on product sales in the low single digit percentages. Monsanto may terminate the agreement at any time in whole or as to any rights granted thereunder by giving us three month prior written notice. In August 2012, we amended the agreement whereby Monsanto paid us $0.05 million to perform designated R&D and manufacturing services.

ProNAi — In March 2012, we entered into an exclusive agreement with ProNAi regarding the development and commercialization of ProNAi’s proprietary DNAi-based therapeutics utilizing our SMARTICLES delivery technology. The agreement provides that ProNAi will have full responsibility for the development and commercialization of any products arising under the agreement. Under terms of the agreement, we could receive up to $14.0 million for each gene target in upfront, clinical and commercialization milestone payments, as well as royalties on product sales in the single digit percentages. Either party may terminate the agreement upon the occurrence of a default by the other party, or upon certain events involving insolvency of either party. ProNAi may terminate the agreement upon ninety day written notice. In October 2012, we and ProNAi agreed to a $0.2 million reduction of a fee in exchange for accelerated payment, which was recorded as a decrease in revenue and accounts receivable.

Mirna — In December 2011, we entered into agreement with Mirna relating to the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our SMARTICLES delivery technology. The agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the agreement and that we will support pre-clinical and process development efforts. Under terms of the agreement, we could receive up to $63.0 million in upfront, clinical and commercialization milestone payments, as well as royalties on product sales in the low single digit percentages. Either party may terminate the agreement upon the occurrence of a default by the other party.

Effective June 2012, Mirna had the right to terminate the agreement upon 60 days prior written notice.

In November 2012, the Phase 1 clinical development milestone owed to us was amended from $0.25 million to $0.15 million in exchange for acceleration of payment terms. In May 2012, Mirna initiated their Phase 1 clinical trial.

In December 2013, the agreement was amended to add the right for Mirna to select additional compounds for development. Mirna identified three selected compounds for an upfront payment of $1.0 million. Future additional selections can be identified for an upfront payment of $0.5 million per selection. All other per compound payments remain unchanged, except that no royalties will be owed on sales of the original licensed compound.

Debiopharm S.A. — In February 2011, we entered into a research and license agreement with Debiopharm pursuant to which we granted to Debiopharm an exclusive license to develop and commercialize our pre-clinical program in bladder cancer. Debiopharm terminated the agreement for commercial and operational reasons in October 2012. We realized $0.6 million of revenue, initially deferred, on contract termination.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to CRN technology from Valeant for a licensing fee recorded as R&D expense. Subject to meeting certain milestones, we may be obligated to make a development milestone payments of $5.0 million and $2.0 million within 180 days of FDA approval of a New Drug Application for our first and second CRN related product, respectively. As of December 31, 2012, we had not satisfied any conditions triggering milestone payments. Valeant is entitled to receive low single-digit percentage based earn-out payments on commercial sales and revenue from sublicensing. In 2012, we recorded a $0.13 million liability related to sub-license revenue earn-out payments. The agreement requires us to use commercially reasonable efforts to develop and commercialize at least one covered product and if we have not made earn-out payments of at least $5.0 million prior to March 2016, we are required to pay Valeant an annual amount equal to $0.05 million per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days written notice, or upon 10 days written notice in the event of adverse results from clinical studies. Upon termination, we are obligated to pay all accrued amounts due, but shall have no future payment obligations.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. We issued to Novosom 0.14 million shares of our common stock with a value of $3.8 million as consideration for the acquired assets, which was recorded as an R&D expense. As additional consideration, we will pay an amount equal to 30% of the value of each upfront (or combined) payment received by us in respect of the license or disposition of SMARTICLES technology or related product, up to a maximum of $3.3 million, which will be paid in a combination of cash and/or shares of our common stock, at our discretion. In December 2011, we recognized $0.1 million as R&D expense for additional consideration paid to Novosom for an upfront payment receipt. During 2012, we reserved 0.51 million shares of common stock for future issuance with no cash component as additional consideration as a result of the license agreements that we entered into with Mirna and Monsanto. During 2013, as a result of the payment received from Mirna for additional compounds, we opted to record a $0.15 million cash payable and reserve an additional 0.45 million shares for future issuance. All balances due Novosom, both cash and stock, were paid or issued in March 2014.

Roche — In February 2009, we entered into an agreement with Roche, pursuant to which we granted Roche a worldwide, irrevocable, non-exclusive license to a portion of our technology platform, for the development of RNAi-based therapeutics for a licensing fee of $5.0 million. In October 2011, Roche successfully divested its RNAi assets, including our licensed technology, and paid us $1.0 million for our agreement to the assignment and delegation of Roche’s non-exclusive license rights. This payment was recognized as revenue in 2011.

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The agreement terminated in June 2012. After termination, we may still be obligated to make development milestone payments of up to €0.275 million for each product developed. At December 31, 2012, none of the milestone triggers had been met. In addition, upon the first commercial sale of a product, we are required to pay an advance of €0.25 million credit against future royalties. We will owe in low single digit percentage royalty payments on product sales.

Ribotask — In October 2008, Ribotask granted us an exclusive, sub-licensable license allowing us to develop and commercialize therapeutics using UNA technology in exchange for $0.5 million.

In February 2009, we sublicensed the UNA technology to Roche and paid Ribotask $0.25 million to eliminate all milestone and royalty payments due as a result of Roche’s development and commercialization activities.

In June 2009, we amended the agreement to eliminate all future milestone and royalty payments from the original agreement and gain full financial and transactional control of our proprietary UNA technology. For this amendment, we issued 15,152 shares of common stock valued at $1.0 million and agreed to pay Ribotask $1.0 million.

In June 2010, we expanded our rights under the previous agreement with Ribotask to include exclusive rights to the development and commercialization of UNA-based diagnostics. In connection with the amendment, we agreed to pay Ribotask $0.75 million. In March 2011, we amended the payment schedule for the diagnostic rights to spread the remaining $0.5 million due throughout 2011 in exchange for the issuance of 11,377 shares of our common stock, valued at $0.08 million.

In August 2013, this agreement was transferred to Arcturus as part of the patent assignment and license agreement.

Note 11 — Commitments and Contingencies

Standby Letter of Credit/Leases— In connection with the lease of our Bothell, Washington facility we provided the landlord a $1.2 million stand-by letter of credit. During October 2011, the landlord drew $0.1 million from the letter of credit. The landlord drew $0.31 million and $0.38 million from the letter of credit in 2012 and 2013, respectively before the credit facility was closed in March 2013. At March 1, 2013 the Company had exited all facility leases and the only remaining commitment was to issue 1.5 million common shares to the landlord.

Rent expense was $1.6 million and $1.1 million in 2011 and 2012 respectively. Additionally, $0.2 million in rental payments decreased the prior restructuring liability during 2011 and $0.38 million in rent obligation was added to restructuring liability in 2012.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 12 — Subsequent Events

All material subsequent events have been included within footnotes 1, 4, 5, 10 and 11 of the Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on SEC on May 13, 2014, we entered into an engagement letter on May 12, 2014 with Wolf & Company, P.C. (“Wolf”) pursuant to which we engaged Wolf as our independent registered public accounting firm for purposes of performing an audit of our financial statements for the fiscal years ended December 31, 2012 and December 31, 2013. KPMG LLP previously served as the principal accountants for our company.

ITEM 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described below in “Management Report on Internal Control” and therefore, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

(b) Internal Control over Financial Reporting. Management has reported to our Board of Directors and the Audit Committee thereof the material weaknesses described below. Other than the material weaknesses discussed in management’s assessment, which arose during the year end reporting period in connection with the preparation of the financial statements contained in this Form 10-K, there have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by this report and during subsequent reporting periods, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and identified material weaknesses which are described below. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 with regard to the preparation of these financial statements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the evaluation described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of December 31, 2012.

•	Financial Reporting Process: Due to the financial challenges that we have faced during the period covered by this report and during subsequent reporting periods, we did not maintain a financial reporting process which would have enabled us to issue timely financial statements as required by the rules of the SEC.

•	Qualified Personnel: We determined that processes and controls over timely impairment testing of long-lived assets

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

General

Our Amended and Restated Bylaws provide that the Board of Directors shall consist of not less than four (4) members and not more than eleven (11) members, as fixed by the Board of Directors. The number of the Board of Directors is currently fixed at four (4). The members of the Board of Directors are as follows:

Name	Age	Position	Director Since
J. Michael French	54	Chief Executive Officer, President and Chairman of the Board of Directors	September 2008
Stefan Loren, Ph.D.	50	Lead Independent Director	August 2012
Joseph W. Ramelli	46	Director	August 2012
Philip C. Ranker	55	Director	January 2014

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

Stefan Loren, Ph.D. – Dr. Loren has served as a director of our company since August 2012. Dr. Loren is currently the founder at LCS. He was previously Managing Director at Westwicke Partners. Dr. Loren has over 20 years of experience as a research and investment professional in the healthcare space, including roles at Perceptive Advisors, MTB Investment Advisors, Legg Mason, and Abbott Laboratories. Prior to industry, Dr. Loren served as a researcher at The Scripps Research Institute working with Nobel Laureate K. Barry Sharpless on novel synthetic routes to chiral drugs. Dr. Loren received a doctorate degree in Organic/Pharmaceutical Chemistry from the University of California at Berkeley and a bachelor’s degree in Chemistry from the University of California San Diego. His scientific work has been featured in Scientific American, Time, Newsweek and Discover, as well as other periodicals and journals. Dr. Loren currently serves on the board of PolyMedix, Inc.

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

Philip C. Ranker—Mr. Ranker has served as a director of our company since January 2014. Currently, Mr. Ranker serves as Chief Financial Officer at Bioness, Inc., Previously he served as our Chief Accounting Officer from September 7, 2011 until September 30, 2011, and then served as our interim Chief Financial Officer and Secretary from October 1, 2011 until December 31, 2013. Before that, Mr. Ranker served as Chief Financial Officer of Suneva Medical, Inc., a start-up aesthetics company, from 2009 to 2011, and as Vice President of Finance at Amylin Pharmaceuticals, Inc. from 2008 to 2009. Prior to Amylin, Mr. Ranker held various positions with Nastech Pharmaceutical Company Inc. (the predecessor to Marina Biotech) from 2004 to 2008, including Vice President of Finance from August 2004 until September 2005, and Chief Financial Officer and Secretary from September 2005 until January 2008. From September 2001 to August 2004, Mr. Ranker served as Director of Finance for ICOS Corporation. Prior to working at ICOS, Mr. Ranker served in various positions in corporate accounting, managed care contracting and research and development, including Senior Finance Director, at Aventis Pharmaceutical and its predecessor companies during his nearly fifteen year tenure with the organization. From February 2006 until 2010, Mr. Ranker also served as a member of the Board of Directors and as the chair of the Audit Committee of ImaRx Therapeutics, Inc., which executed an initial public offering during his tenure. Prior to Aventis, Mr. Ranker was employed by Peat Marwick (currently KPMG) as a Certified Public Accountant. Mr. Ranker holds a B.S. in Accounting from the University of Kansas.

Executive Officers of Our Company

Biographical information concerning J. Michael French, our President and CEO, is set forth above. Biographical information concerning our remaining executive officers is set forth below.

Daniel E. Geffken, M.B.A. – Mr. Geffken, age 57, is a founder and Managing Director at Danforth Advisors, LLC, where he has served since 2011. He has worked in both the life science and renewable energy industries for the past 20 years. His work has ranged from early start-ups to publicly traded companies with market capitalizations of in excess of $1 billion. Previously, he served as COO or CFO of four publicly traded and four privately held companies, including Seaside Therapeutics, Inc., where he served as COO from 2009 to 2011. In addition, he has been involved with multiple rare disease-focused companies in areas such as Huntington's disease, amyotrophic lateral sclerosis, fragile X syndrome, hemophilia A and Gaucher disease, including the approval of enzyme replacement therapies for the treatments of Fabry disease and Hunter syndrome. Mr. Geffken has raised more than $700 million in equity and debt securities. Mr. Geffken started his career as a C.P.A. at KPMG and, later, as a principal in a private equity firm. Mr. Geffken received his M.B.A from the Harvard Business School and his B.S. from the Wharton School, University of Pennsylvania.

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

Attributes	Mr. French	Dr. Loren	Mr. Ramelli	Mr. Ranker
Financial Experience	X	X	X	X
Public Board Experience	X	X
Industry Experience	X	X		X
Scientific Experience		X
Commercial Experience	X		X	X
Corporate Governance Experience	X	X		X
Capital Markets Experience	X	X	X	X
Management Experience	X		X	X

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

Audit Committee

Following the reduction of the size of our Board of Directors to three (3) directors on August 21, 2012, our Audit Committee consisted of Mr. Ramelli and Dr. Loren, with Mr. Ramelli having primary responsibility for interactions between our company and our auditors. Prior to that date, our Audit Committee that consisted of James M. Karis, Michael D. Taylor, Ph.D. and, until his resignation on August 8, 2012, Gregory Sessler. The Audit Committee authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with NASDAQ. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2012, the Reporting Persons met all applicable Section 16(a) filing requirements, other than Dr. Loren and Mr. Ramelli, who were not timely with respect to the filing of Initial Statements of Beneficial Ownership of Securities on Form 3 necessitated by their appointment to our Board in August 2012.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers, and the members of our Board of Directors. The Code of Business Conduct and Ethics is available on our corporate website at www.marinabio.com. You can access the Code of Business Conduct and Ethics on our website by first clicking “About Marina Biotech” and then “Corporate Governance.” Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	Executive Compensation.

Summary of Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned during 2012 and 2011 our CEO and our other most highly compensated executive officers as of the end of the 2012 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($) (5)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
J. Michael French,	2012	141,478	—	—	—	—	141,478
President, CEO and Director	2011	340,000	—	—	74,429	81,600	496,029
Richard T. Ho, M.D., Ph.D.,	2012	102,385	—	—	—	—	102,385
EVP – R&D (3)	2011	100,000	—	—	53,910	45,000	198,910
Philip C. Ranker,	2012	135,343	—	—	—	—	135,343
Interim CFO and Secretary (4)	2011	87,612	—	—	4,705	17,000	109,317

(1)	The amounts listed in the “Option Awards” column reflect the dollar amount of the aggregate grant date fair value, in accordance with FASB ASC Topic 718, for all option awards granted in the applicable fiscal year. The assumptions used to calculate the stock option awards value may be found in Note 7 to our audited Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in Part II, Item 8 of this annual Report. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our Named Executive Officers.

(2)	The amounts listed in the “All Other Compensation” column are: (i) a retention payment to Mr. French in the amount of $81,600 in 2011; (ii) relocation allowance in the amount of $45,000 to Dr. Ho in 2011; and (iii) a relocation allowance in the amount of $17,000 to Mr. Ranker in 2011. The retention payment to Mr. French, which was made in September 2011, was originally recommended by the Compensation Committee and ratified by the Board in March 2010, and was payable on the first date on or after May 15, 2010 when we had in excess of $5 million in unrestricted cash.

(3)	Dr. Ho joined our company as Executive Vice President – Research and Development effective September 1, 2011. He resigned as an officer of our company effective December 31, 2013.

(4)	Mr. Ranker jointed our company as Chief Accounting Officer on September 7, 2011. Mr. Ranker served as Chief Accounting Officer from September 7, 2011 through September 30, 2011, at which time he began to serve as interim Chief Financial Officer and Secretary. He resigned as an officer of our company effective December 31, 2013.

(5)	Although the employment agreements for Mr. French, Dr. Ho and Mr. Ranker provide for an annual base salary of $340,000, $300,000 and $275,000, respectively, due to our company’s financial challenges in 2012 and 2013, such officers worked for a reduced wage during a significant portion of each of the 2012 and 2013 fiscal years. Mr. French, Dr. Ho and Mr. Ranker agreed to settle outstanding compensation obligations with respect to the 2012 and 2013 fiscal years in the amount of $415,000 with respect to Mr. French, $516,000 with respect to Dr. Ho and $318,000 with respect to Mr. Ranker, in return for the issuance of 1,130,000, 390,000 and 870,000 shares of common stock, respectively. We issued these shares, which were valued based on the volume weighted average price of our common stock for the ten trading days ending December 31, 2013 (i.e., $0.33), to Mr. French, Dr. Ho and Mr. Ranker in January 2014.

Narrative Disclosures Regarding Compensation; Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. The terms and conditions of these agreements, including those provisions that address potential payments that the applicable Named Executive Officer will receive upon certain change of control and/or termination events, are summarized below. In addition, and as noted in the Summary Compensation Table and the footnotes thereto above, although the employment agreements that we have entered into with our Named Executive Officers provide for base salary and other cash payments to be made to such officers, we did not make certain of these payments in 2012 due to our financial condition.

In those employment agreements that we have entered into with our Named Executive Officers that contain a change in control provision, subject to certain exceptions, a change in control is generally defined as (i) the acquisition by any individual, entity or group of 40% or more of our voting securities, (ii) our reorganization, merger or consolidation, or sale of all or substantially all of our assets, following which our stockholders prior to the consummation of such transaction hold 60% or less of the voting securities of the surviving or acquiring entity, as applicable, (iii) a turnover of the majority of the Board as currently constituted, provided that under most circumstances any individual approved by a majority of the incumbent Board shall be considered as a member of the incumbent Board for this purpose, or (iv) a complete liquidation or dissolution of our company.

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

J. Michael French Employment Agreement

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

Richard T. Ho, M.D., Ph.D. Employment Agreement

On September 2, 2011, we entered into an employment agreement (the “Ho Agreement”) with Richard T. Ho, M.D., Ph.D. pursuant to which Dr. Ho shall serve as Executive Vice President – Research and Development for a three year term effective September 1, 2011. A copy of the Ho Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 1, 2011. Dr. Ho. resigned as an officer of our company effective December 31, 2013.

Pursuant to the Ho Agreement, Dr. Ho was entitled to an annual base salary of $300,000, which was reviewed annually by the Board of Directors. For the fiscal year beginning on January 1, 2012, and for each subsequent fiscal year or portion thereof, Dr. Ho was also eligible to receive annual incentive cash compensation, but no such incentive payments were authorized in 2012 or 2013.

Moreover, we agreed to pay to Dr. Ho a total of $90,000 in connection with his relocation to the Seattle, WA metropolitan area in two equal payments of $45,000 through our regular payroll practices on October 1, 2011 and January 1, 2012. We and Dr. Ho have agreed that the second $45,000 payment was not due. We also reimbursed Dr. Ho for his reasonable travel expenses from his home residence to our headquarters in Bothell, WA until October 1, 2011.

Under the Ho Agreement, we granted to Dr. Ho options to purchase up to 30,000 shares of our common stock at an exercise price of $2.10 per share. The vesting schedule for such options provided that 10,000 options would vest and become exercisable on September 2, 2012, with the remaining options vesting and becoming exercisable on a quarterly basis during the two-year period following September 2, 2012.

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

Philip C. Ranker Employment Agreement

On September 7, 2011, we entered into an employment agreement (the “Ranker Agreement”) with Philip C. Ranker pursuant to which Mr. Ranker served as Chief Accounting Officer for the period beginning on September 7, 2011 through September 30, 2011, and as interim Chief Financial Officer and Secretary for the period beginning on October 1, 2011 through March 7, 2012. The Ranker Agreement was amended on March 16, 2012 to extend the employment period to September 7, 2012. A copy of the Ranker Agreement was filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 1, 2011. Mr. Ranker resigned as an officer of our company effective December 31, 2013.

Pursuant to the Ranker Agreement, Mr. Ranker was entitled to an annual base salary of $275,000. Mr. Ranker was also eligible to receive annual incentive cash compensation, but no such incentive payments were authorized in 2012 or 2013. Moreover, we agreed to pay to Mr. Ranker in two equal payments of $8,500 through our regular payroll practices a total of $17,000 in connection with his relocation to the Seattle, WA metropolitan area. We also agreed to reimburse Mr. Ranker for reasonable travel expenses to and from his home residence to and from our headquarters in Bothell, WA.

Under the Ranker Agreement, we granted to Mr. Ranker options to purchase up to 2,500 shares of our common stock at an exercise price of $2.20 per share. The options vested in full on September 7, 2012.

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

Outstanding Equity Awards at Fiscal Year End

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
J. Michael French	(1)	10,501	—	—	$50.80	6/23/18	—	—	—	—
	(2)	10,501	—	—	$90.80	6/23/18	—	—	—	—
	(3)	10,500	—	—	$130.80	6/23/18	—	—	—	—
	(4)	6,000	—	—	$60.80	5/20/19	—	—	—	—
	(5)	5,313	2,657	—	$24.50	10/14/20	—	—	—	—
	(6)	19,332	24,168	—	$2.00	8/26/21

Richard T. Ho, M.D., Ph.D.	(7)	12,500	17,500	—	$2.10	9/2/21	—	—	—	—

Philip C. Ranker	(8)	2,500	—	—	$2.20	9/7/21	—	—	—	—

(1)	The options became exercisable on June 23, 2009.
(2)	The options vested in four equal quarterly increments on September 10, 2009, December 10, 2009, March 10, 2010 and June 10, 2010.
(3)	The options vested in four equal quarterly increments on September 10, 2010, December 10, 2010, March 10, 2011 and June 10, 2011.
(4)	One-third of the options vested on May 20, 2010. The remaining options vested quarterly in equal installments during the two-year period commencing after May 20, 2010.
(5)	One-third of the options vested on October 14, 2011. The remaining options vest quarterly in equal installments during the two-year period commencing after October 14, 2011.
(6)	One-third of these options vested on August 26, 2012. The remaining options vest in 24 equal monthly installments during the two-year period commencing after August 26, 2012.
(7)	One-third of these options vested on September 2, 2012. The remaining options were scheduled to vest quarterly in equal installments during the two-year period commencing after September 2, 2012.
(8)	The options vested on September 7, 2012.

Option repricings

We have not engaged in any option repricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2012.

Compensation of Directors

2012 Director Compensation Table

The following Director Compensation table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Current Directors (6)
Stefan Loren, Ph.D. (5)	$—	—	$—	—	$—
Joseph W. Ramelli (5)	—	—	—	—	—
Subtotal	$—	—	$—	—	$—
Former Directors (6)
R. John Fletcher (2)	$—	—	$—	—	$—
James M. Karis (2)	—	—	—	—	—
Peter D. Parker (3)	—	—	—	—	—
Gregory Sessler (4)	—	—	—	—	—
Michael D. Taylor, Ph.D. (2)	—	—	—	—	—
Subtotal	—	—	—	—	—
Total	$—	—	$—	—	$—

(1)	Prior to their resignation, our former non-employee directors waived receipt of 75% of the annual cash retainer that was to have been paid to them in connection with their service during the term beginning at the 2011 Annual Meeting of Stockholders and ending at the 2012 Annual Meeting of Stockholders, which amounts were to have been paid to them in 2012. In addition, due to our recent financial condition, none of the persons serving as our non-employee directors as of December 31, 2012, each of whom was appointed in August 2012 and each of whom is currently serving as a member of our Board of Directors, received any cash payments during 2012 in connection with their service to our company. However, in January 2014 we issued to each such non-employee director 151,000 shares of common stock in lieu of approximately $50,000 of fees otherwise due to such director with respect to his service on the Board representing approximately $10,000 of fees from the period August 2012 through December 2012 and approximately $40,000 of fees for 2013.

(2)	Each of Mr. Fletcher, Mr. Karis and Dr. Taylor resigned as a director of our company effective as of August 21, 2012.

(3)	Mr. Parker resigned as a director of our company effective as of August 17, 2012.

(4)	Mr. Sessler resigned as a director of our company effective as of August 8, 2012.

(5)	Each of Dr. Loren and Mr. Ramelli was appointed as a director of our company effective as of August 20, 2012.

(6)	None of the persons listed in the 2012 Director Compensation Table held any options to purchase shares of our common stock as of December 31, 2012.

J. Michael French, current director, President and CEO, has not been included in the Director Compensation Table because he is a Named Executive Officer and does not receive any additional compensation for services provided as a director.

Annual Cash Retainer for 2012: With respect to the 2012 fiscal year, the annual cash retainer was: (i) $26,000 for non-employee members of the Board, (ii) $15,000 for the Chairman of the Audit Committee, (iii) $12,000 for the Chairman of the Compensation Committee, (iv) $10,000 for the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Strategy and Deal Committee, and (v) $22,000 for the Chairman of the Board. In addition, each non-employee director who served as a member of any of the standing committees of the Board of Directors (other than the chair of any such committee) was entitled to an annual cash retainer of $5,000 for service on each such committee. The cash payments to non-employee directors were scheduled to be made on a quarterly basis. Due to our financial condition, we only paid the first quarterly payment for the amounts due following the 2011 Annual Meeting of Stockholders. The directors waived receipt of the remaining quarterly payments prior to their resignation from the Board in August 2012. Due to our financial condition, none of the non-employee members of the Board who were appointed in August 2012 received any cash payments during 2012 in connection with their service to our company. However, in January 2014 we issued to each such non-employee director 151,000 shares of common stock in lieu of approximately $50,000 of fees otherwise due to such director with respect to his service on the Board representing approximately $10,000 of fees from the period August 2012 through December 2012 and approximately $40,000 of fees for 2013.

Annual Equity Grant for 2012: Notwithstanding any policies to the contrary, we did not make any equity grants to any of the non-employee members of our Board who are listed in the 2012 Director Compensation Table during the 2012 fiscal year, and such directors have waived receipt of any such equity grants.

Current Annual Cash Retainer: Our non-employee directors are currently entitled to receive an annual fee of $40,000, payable in cash in advance on a quarterly basis.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of July 14, 2014 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 25,626,450 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Marina Biotech, Inc., P.O. Box 1559, Bothell, WA 98041. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
J. Michael French, Director, President and CEO	1,221,310	(1)	4.7%
Stefan Loren, Ph.D., Director	185,335	(2)	*
Joseph W. Ramelli, Director	181,303		*
Richard T. Ho, M.D., Ph.D., Former CSO	420,000	(3)	*
Philip C. Ranker, Director	900,053	(4)	3.5%
Daniel E. Geffken, Interim CFO	33,600	(5)
All directors and executive officers as a group (7 persons)	2,941,601	(6)	11.4%

5% Shareholders:

Ditty Properties Limited Partnership	1,500,000	5.8%
c/o Voldal Wartelle & Co.
13343 Bel-Red Road
Bellevue, WA 98005-2333

*	Beneficial ownership of less than 1.0% is omitted.
(1)	Includes presently exercisable options to purchase 88,972 shares of common stock. Pursuant to a settlement agreement, certain securities beneficially owned by Mr. French are held in constructive trust by Mr. French for the benefit of Mr. French and his former spouse.
(2)	Includes presently exercisable warrants to purchase 4,032 shares of common stock.
(3)	Includes presently exercisable options to purchase 30,000 shares of common stock.
(4)	Includes presently exercisable options to purchase 2,500 shares of common stock.
(5)	Consists of presently exercisable warrants to purchase up to 33,600 shares of common stock issued to Danforth Advisors, LLC.
(6)	Includes presently exercisable options to purchase 121,471 shares of common stock and presently exercisable warrants to purchase 37,632 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides aggregate information as of December 31, 2012 with respect to all of the compensation plans under which our common stock is authorized for issuance, including our Amended and Restated 2000 Nonqualified Stock Option Plan (the “2000 Plan”), our 2002 Stock Option Plan (the “2002 Plan”), our 2004 Stock Incentive Plan (the “2004 Plan”), our 2008 Stock Incentive Plan (the “2008 Plan”) and our 2007 Employee Stock Purchase Plan (the “ESPP”), along with options granted outside of our equity compensation plans.

	(a)		(b)	I
	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	236,581	(1)(4)	$32.35	302,605	(3)
Equity compensation plans not approved by security holders	29,928	(2)	$93.57	—
Total	266,509		$99.41	302,605

(1)	Consists of: (i) 13,851 shares of common stock underlying awards made pursuant to the 2002 Plan; (ii) 4,692 shares of common stock underlying awards made pursuant to the 2004 Plan and (iii) 218,038 shares of common stock underlying awards made pursuant to the 2008 Plan.

(2)	Consists of 2,428 shares of common stock underlying awards made pursuant to the 2000 Plan and 27,500 shares of common stock underlying options awarded to J. Michael French, CEO and President, as an inducement to enter into his employment contract with us in June 2008. Under the 2000 Plan, we were authorized to grant non-qualified stock options to purchase a maximum of 25,000 shares of common stock to our employees, officers, directors and consultants.

(3)	Includes 46,859 shares of common stock available for future issuance under the ESPP as of December 31, 2012.

(4)	This table does not include equity awards that have been assumed by us in connection with our acquisition of Cequent Pharmaceuticals, Inc. As of December 31, 2012, an additional 5,806 shares of our common stock were subject to outstanding stock options assumed in connection with our acquisition of Cequent Pharmaceuticals, Inc., with a weighted average exercise price of $32.40 per share. We will not make any future grants of equity awards under this assumed equity compensation plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Independence of the Board of Directors

 The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that two (2) of its current members, namely Stephen Loren, Ph.D. and Joseph W. Ramelli, are independent directors within the meaning of the NASDAQ independence standards, and that two (2) of its current members, namely J. Michael French and Philip C. Ranker, are not independent directors within the meaning of the NASDAQ independence standards. In addition, the Board previously determined that a majority of those persons who served as a director during any part of 2012 prior to the appointment of Messrs. Loren and Ramelli, namely R. John Fletcher, James M. Karis, Chiang J. Li, M.D., Michael D. Taylor, Ph.D. and Gregory Sessler, were independent directors within the meaning of the NASDAQ independence standards. In making these independence determinations, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14.	Principal Accounting Fees and Services.

As disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on SEC on May 13, 2014, we entered into an engagement letter on May 12, 2014 with Wolf & Company, P.C. (“Wolf”) pursuant to which we engaged Wolf as our independent registered public accounting firm for purposes of performing an audit of our financial statements for the fiscal years ended December 31, 2012 and December 31, 2013. KPMG LLP previously served as the principal accountants for our company.

Total fees to our independent registered public accounting firms for the years ended December 31, 2012 and 2011 were $0.076 million and $0.26 million, respectively, and were comprised of the amounts set forth below.

Audit Fees. The aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iii) consents and comfort letters issued in connection with equity offerings and (iv) services provided in connection with statutory and regulatory filings or engagements were $0.076 million for the year ended December 31, 2012 and $0.26 million for the year ended December 31, 2011.

Audit-Related Fees. We did not incur any fees related to audits that are not included in the above.

Tax Fees. We did not incur any fees to our independent registered public accounting firm for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2013 and December 31, 2012.

All Other Fees. We did not incur any such other fees to our independent registered public accounting firm for the years ended December 31, 2013 and December 31, 2012.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, State of Massachusetts, on July 21, 2014.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 21, 2014.

Signature	Title

/s/ J. Michael French	Chairman of the Board, President and Chief Executive Officer
J. Michael French	(Principal Executive Officer and Principal Financial Officer)

/s/ Philip C. Ranker	Director
Philip C. Ranker

/s/ Stefan Loren	Director
Stefan Loren, Ph.D.

/s/ Joseph W. Ramelli	Director
Joseph W. Ramelli

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.7	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

4.1	Rights Agreement, dated February 22, 2000, between the Registrant and American Stock Transfer & Trust Company, LLC as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).

4.2	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.3	Amendment No. 2 to Rights Agreement dated as of March 17, 2010 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 5, 2010, and incorporated herein by reference).

4.4	Amendment No. 3 to Rights Agreement dated as of March 31, 2010 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.3 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

4.5	Form of Amended and Restated Common Stock Purchase Warrant originally issued by the Registrant in April 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.6	Form of Common Stock Purchase Warrant issued by the Registrant in June 2009 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 10, 2009, and incorporated herein by reference).

4.7	Form of Common Stock Purchase Warrant issued by the Registrant in December 2009 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated December 22, 2009, and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrant issued by the Registrant in January 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 13, 2010, and incorporated herein by reference).

4.9	Form of Subscription Investment Unit issued by the Registrant in November 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant issued by the Registrant in November 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.11	Form of Warrant Certificate issued by the Registrant in February 2011 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.12	Form of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.13	Form of Series A Warrant (Common Stock Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.13 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-173108) filed with the SEC on May 10, 2011, and incorporated herein by reference).

4.14	Form of Series B Warrant (Unit Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated May 17, 2011, and incorporated herein by reference).

4.15	Form of Warrant to Purchase Common Stock issued by the Registrant to Socius CG II, Ltd. (filed as Exhibit 4.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

4.16	Form of 15% Secured Promissory Note issued by the Registrant in February 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.17	Form of Common Stock Purchase Warrant issued by the Registrant to the holders of the 15% Secured Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant issued by the Registrant in March 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

4.19	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our

Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.1	Lease Termination Agreement, dated as of September 27, 2011, by and between the Registrant and BMR-3450 Monte Villa Parkway LLC (as successor-in-interest to Phase 3 Science Center LLC) (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 28, 2011, and incorporated herein by reference).

10.2	Lease Termination Agreement, effective as of October 1, 2012, between the Registrant and Ditty Properties Limited Partnership (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.3	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**

10.4	Letter Agreement, dated August 7, 2012, between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 2, 1012, and incorporated herein by reference).**

10.5	The Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).**

10.6	Amendment No. 1 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.7	Amendment No. 2 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.8	The Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).**

10.9	Amendment No. 1 to the Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.10	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).**

10.11	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).**

10.12	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).**

10.13	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.14	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).**

10.15	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.16	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).**

10.17	Patent Assignment and License Agreement, dated May 21, 2008, by and between the Registrant and Ribotask ApS (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.18	Amendment No. 1, dated October 9, 2008, to the Patent Assignment and License Agreement by and between the Registrant and Ribotask ApS (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.19	Amendment No. 2, dated June 18, 2009, to the Patent Assignment and License Agreement by and between the Registrant and Ribotask ApS (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.20	Amendment No. 3, dated June 4, 2010, to the Patent Assignment and License Agreement by and between the Registrant and Ribotask ApS (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.21	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**

10.22	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**

10.23	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).**

10.24	The Registrant’s 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).**

10.25	Cequent Pharmaceuticals, Inc.’s 2006 Stock Incentive Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-8, File No. 333-170071, and incorporated herein by reference).**

10.26	Amendment No. 1, dated October 31, 2006, to Cequent Pharmaceuticals, Inc.’s 2006 Stock Incentive Plan (filed as Exhibit 10.4 to our Registration Statement on Form S-8, File No. 333-170071, and incorporated herein by reference).**

10.27	Non-Exclusive Patent License Agreement, effective as of February 12, 2009, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd. and the Registrant (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.28	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.29	Stockholders’ Agreement, dated as of July 21, 2010, by and among the Registrant and the holders identified on Annex I thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

10.30	Form of Director’s and Officer’s Indemnification Agreement (filed as Exhibit 10.45 to our Annual Report on

Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).**

10.31	Employment Agreement effective as of September 1, 2011 by and between the Registrant and Richard T. Ho, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 1, 2011, and incorporated herein by reference).**

10.32	Letter Agreement, dated August 7, 2012, between the Registrant and Richard T. Ho, M.D., Ph.D. (filed as Exhibit 10.4 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).**

10.33	Employment Agreement effective as of September 7, 2011 by and between the Registrant and Philip C. Ranker (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 1, 2011, and incorporated herein by reference).**

10.34	Amendment No. 1, dated as of February 27, 2012, to the Employment Agreement, effective as of September 7, 2011, by and between the Registrant and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2012, and incorporated herein by reference).**

10.35	Letter Agreement, dated August 7, 2012, between the Registrant and Philip C. Ranker (filed as Exhibit 10.3 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).**

10.36	License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on February 22, 2012, and incorporated herein by reference). (1)

10.37	Note and Warrant Purchase Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.38	First Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated April 30, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.80 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.39	Second Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated May 31, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.40	Third Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 3, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).

10.41	Fourth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated October 4, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.42	Fifth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated February 7, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2013, and incorporated herein by reference).

10.43	Sixth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 9, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto. (2)

10.44	Security Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc. and Genesis Capital Management, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.45	Intellectual Property Security Agreement, dated as of February 10, 2012, by the Registrant, Cequent Pharmaceuticals, Inc. and MDRNA Research, Inc. in favor of Genesis Capital Management, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.46	Form of Securities Purchase Agreement, dated as of March 19, 2012, between and among the Registrant and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.47	Placement Agent Agreement, dated March 19, 2012, between the Registrant and Rodman & Renshaw, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.48	Exclusive License Agreement, effective as of March 13, 2012, by and between the Registrant and ProNAi Therapeutics, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated March 13, 2012, and incorporated herein by reference).(1)

10.49	Term Sheet for Convertible Preferred Stock Financing (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2014, and incorporated herein by reference).

10.50	Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.51	Consulting Agreement, dated as of January 9, 2014, by and between the Registrant and Danforth Advisors, LLC.(2)

21.1	Subsidiaries of the Registrant.(2)

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.(2)

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

101LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

