Form 10-K
period 2013-12-31
Marina Biotech, Inc.
filed 2014-08-05
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 1559
Bothell, Washington	98041
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.5 million as of June 30, 2013 based upon the closing price of $0.27 per share on the OTC Pink Tier of the OTC Markets reported on June 28, 2013.

As of July 28, 2014, there were 25,626,450 shares of the Registrant’s $0.006 par value common stock outstanding.

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

Our discovery platform allows us to pursue the most appropriate nucleic acid-based therapeutic approach which is necessary to effectively modulate targets for a specific disease indication, many of which are considered undruggable by traditional methodologies. Each approach, i.e. small interfering RNA (“siRNA”), miRNA or single-strand oligonucleotide, has its advantages and disadvantages, and we can utilize our broad capabilities to screen across multiple mechanisms of action to identify the most effective therapeutic. We believe this capability makes us unique amongst our peers. Currently, we employ our platform through our own efforts and those of our partners, to discover and develop multiple nucleic acid-based therapeutics including siRNA, miRNA mimics and single stranded oligonucleotide-based compounds. Our pipeline is orphan disease focused and includes a clinical program in Familial Adenomatous Polyposis (“FAP”) and preclinical programs in type 1 myotonic dystrophy (“DM1”) and Duchenne’s muscular dystrophy (“DMD”). Our partners – ProNAi Therapeutics, Inc. (“ProNAi”) and Mirna Therapeutics, Inc. (“Mirna”) – are focused on oncology and have clinical programs in recurrent or refractory non-Hodgkin’s lymphoma and unresectable primary liver cancer or solid cancers with liver involvement, respectively. We hope to continue to establish similar collaborative and strategic alliances with additional pharmaceutical and biotechnology companies.

Since December 2011, we have entered into the following agreements regarding our technology:

•	Mirna Therapeutics – In December 2011, we entered into an exclusive license agreement with Mirna Therapeutics, Inc. (“Mirna”), a privately-held biotechnology company pioneering miRNA replacement therapy for cancer, regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our novel SMARTICLES®-based liposomal delivery technology (“SMARTICLES”). In December 2013, we amended this agreement such that Mirna paid certain pre-payments to us and now has additional rights to its lead program, MRX34, currently in Phase 1 clinical development. In addition, Mirna optioned exclusivity on several additional miRNA targets.

•	ProNAi Therapeutics – In March 2012, we entered into an exclusive license agreement with ProNAi Therapeutics, Inc. (“ProNAi”), a privately-held biotechnology company pioneering DNA interference (“DNAi”) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing SMARTICLES.

•	Monsanto Company – In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company (“Monsanto”), a global leader in agriculture and crop sciences, covering the agricultural applications for our delivery and chemistry technologies.

•	Avecia Nitto Denko – In May 2012, we entered into a strategic alliance with Girindus Group, now Avecia Nitto Denko (“Avecia”), a leader in process development, analytical method development and current good manufacturing practices (“cGMP”) manufacture of oligonucleotide therapeutics, regarding the development, supply and commercialization of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology.

•	Novartis – In August 2012, we entered into a worldwide, non-exclusive license agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), a global leader in the development of human therapeutics, regarding the development of oligonucleotide therapeutics utilizing our CRN technology.

•	Protiva Biotherapeutics – In November 2012, we entered into a worldwide, non-exclusive license agreement with Protiva Biotherapeutics Inc. (“Tekmira”), a wholly-owned subsidiary of Tekmira Pharmaceuticals Corporation, a leading oligonucleotide-based drug discovery and development company, regarding the development of oligonucleotide therapeutics using our Unlocked Nucleobase Analog (“UNA”) technology.

•	Arcturus Therapeutics – In August 2013, we entered into a Patent Assignment and License Agreement with Arcturus Therapeutics, Inc. (“Arcturus”) in which we sold the UNA technology to Arcturus while retaining a worldwide, royalty free non-exclusive license to the UNA technology.

•	Rosetta Genomics – In April 2014, we entered into a strategic alliance with Rosetta Genomics, Ltd. (“Rosetta”) to identify and develop miRNA-based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, Marina may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both companies free to develop and collaborate outside this field both during and after the terms of the alliance.

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

We believe we have successfully created an unique and unparalleled industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements with Mirna and ProNAi and their respective clinical experience with SMARTICLES; (2) a licensing agreement with Novartis for the CRN technology; (3) a licensing agreement with Tekmira for the UNA technology; (4) licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies; and (5) our own FAP Phase 1b/2a clinical trial with the TransKingdom RNA™ interference (“tkRNAi”) platform.

LIQUIDITY; ELIMINATION OF INDEBTEDNESS

We have sustained recurring losses and negative cash flows from operations. At December 31, 2013, we had an accumulated deficit of $331.3 million, working capital deficit of $5.2 million and stockholders’ deficit of $7.1 million. We have been funded through a combination of licensing payments and debt and equity offerings. At December 31, 2013, we had $0.91 million in cash, with $4.3 million at June 30, 2014. As a result of our financial condition, during the period between June 2012 and the date of this report, substantially all of our research and development (“R&D”) activities were placed on hold, we exited all of our leased facilities, and all of our employees (other than our CEO) either resigned or were terminated.

We have experienced and continue to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investments. In February 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. Additionally, in March 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6.0 million warrants to purchase one share of common stock for $0.75 per share, resulting in proceeds of $6.0 million. We believe that our current cash resources, which include the proceeds of the March 2014 offering, will enable us to fund our intended operations through May 2015.

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

NUCLEIC ACID-BASED THERAPEUTICS

Overview

Nucleic acid-based therapeutics typically target two types of RNA – coding RNA and non-coding RNA. The targeting of coding RNA is usually associated with inhibition, or the down-regulation, of a specific mRNA via RNAi or mRNA translational inhibition, i.e. a single therapeutic inhibiting the protein expression of a single gene. The targeting of non-coding RNA is usually associated with the modulation (up or down) of a regulatory RNA via miRNA replacement therapy or miRNA inhibition, i.e. a single therapeutic repressing/de-repressing the expression of multiple genes (and thus proteins). The Nobel Prize winning discovery of RNAi in 1998 led not only to its widespread use in the research of biological mechanisms and target validation but also to its application in down regulating the expression of disease-causing proteins. In this case, the RNAi-based therapeutic, typically a double-stranded siRNA, acts through a naturally occurring process within cells that has the effect of reducing levels of mRNA required for the production of proteins. RNAi enables the targeting of disease at a genetic level and thus is highly specific to particular disease-causing proteins. Like RNAi-based therapeutics, certain single stranded anti-sense oligonucleotides (“ASO”) can also interact with mRNA by inhibiting translation (commonly referred to as mRNA translational inhibition) and likewise are highly specific to a disease-causing protein. On the other hand, miRNAs are small non-coding RNAs that are important in both gene regulation and protein translation. miRNAs exert their biological effect up stream of the RNAi pathway and can ultimately influence the RNAi process. Similar to a siRNA or ASO, a miRNA mimic, which increases the level of a miRNA in the cell, can inhibit protein expression. However, unlike a siRNA or translational inhibitor that targets just one gene, a miRNA mimic can simultaneously repress the expression of multiple proteins associated with the genes controlled by that miRNA target. miRNA antagonists (or antagomirs), which bind to the natural miRNA in the cell and prevents the activity of that miRNA, can allow the simultaneous “de-represssion” of multiple proteins associated with the genes under control of a single miRNA target. The term de-repression is used to describe the biological process, i.e. the binding of a naturally occurring miRNA by an antagomir causes the miRNA to forego its normal activity in repressing/inhibiting protein expression. In other words, the antagomir removes the brakes a miRNA applies to protein expression resulting in increased protein expression. The overall result of an antagomir and miRNA inhibition is an increase in protein expression downstream of the target miRNA. This type of nucleic acid-based therapeutic sets itself apart not only from other nucleic acid-based therapeutics (i.e. siRNA, ASO mRNA translational inhibitors and miRNA mimics), but also from the majority of small molecules and monoclonal antibodies in that it is one of the few mechanisms of action that can cause an increase in protein expression. In summary, nucleic acid-based therapeutics target genes to either prevent the expression of disease causing proteins or to increase protein expression where the absence of the protein contributes to a disease state.

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

In 2010, we executed on a strategy to consolidate key intellectual property and technologies necessary to create a broad nucleic acid drug discovery platform with the capability to develop both single- and double-stranded constructs and to deliver those constructs to the proper cellular targets. Besides a key chemistry – CRN – which provides us the freedom to develop single-stranded constructs, we acquired two additional delivery technologies providing us: (1) an ability to deliver oligonucleotides via oral administration to treat gastro-intestinal disorders and (2) a significant expansion of our lipid-based delivery capability. With these acquisitions and the further development and advancement of those technologies from 2010 to the present, we feel we have established the broadest nucleic acid drug discovery platform in the sector and validated that platform through the following partnerships and licensing transactions: (1) ProNAi licensing SMARTICLES for systemic administration of a DNAi oligonucleotide to treat recurrent and relapsed non-Hodgkin’s Lymphoma – currently in Phase 2 human testing; (2) Mirna licensing SMARTICLES for systemic administration of a miRNA mimic to treat unresectable primary liver cancer or solid cancers with liver involvement – currently in Phase 1 human testing; (3) Novartis licensing our CRN technology in connection with the development of both single and double-stranded oligonucleotide therapeutics; (4) Tekmira licensing our UNA technology in connection with the development of siRNAs utilizing RNAi for the down-regulation of gene expression; and (5) Monsanto licensing certain of our delivery and chemistry technologies for agricultural applications. Further, between the clinical programs of ProNAi and Mirna with SMARTICLES and our own clinical program using the tkRNAi technology, we believe we are the only company in the space whose delivery technologies are being used to deliver three different types of nucleic acid compounds via two modes of administration: (1) oral administration of a double-stranded shRNA; (2) systemic administration of a double-stranded miRNA mimic and (3) systemic administration of a single-stranded DNA decoy. We believe every other company’s technologies, in clinical development, are limited to a single mode of administration (only intravenous, intramuscular and sub-cutaneous) and a single nucleic acid payload.

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

Pre-Clinical Programs. With the breadth of our nucleic acid-based drug discovery platform, we believe we are in a unique position to develop both single- and double-stranded clinical candidates to treat various neuromuscular disorders and dystrophies within the orphan drug space. Neuromuscular disorders affect the nerves that control voluntary muscles, such as those that control the arms and legs. Nerve cells, also called neurons, send messages that control these muscles. When the neurons become unhealthy or die, communication between the nervous system and muscles breaks down. As a result, muscles weaken and waste away. Likewise, dystrophies are progressive degenerative disorders affecting skeletal muscles. In both cases, the diseases can often affect other organ systems such as the heart and central nervous system. Many neuromuscular diseases and almost all dystrophies are genetic, which means there is a mutation in the genes which in many cases is passed from parent to child. Although a cure for these disorders may present itself in the future, the goal of our drug development effort will be to improve symptoms, increase mobility and increase the individual’s lifespan. We have chosen to pursue clinical efforts in two orphan disease indications – DM1 and DMD.

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

Arcturus – On August 9, 2013, we and Arcturus entered into a Patent Assignment and License Agreement, pursuant to which we assigned our UNA technology for the development of RNAi therapeutics to Arcturus. In consideration for entering into the agreement, we received a one-time payment in full of $0.8 million for the Patent Assignment and License Agreement and transferred the Protiva Biotherapeutics, Inc. (i.e. Tekmira) and Ribotask AsP license agreements to Arcturus. In addition, under the terms of the agreement, we retained a worldwide, fully-paid, royalty free, non-exclusive license to the UNA technology equal to the non-exclusive rights licensed by Tekmira and Roche (rights owned now by Arrowhead Research, Inc.).

Tekmira – On November 28, 2012, we entered into a License Agreement with Tekmira, whereby we will provide Tekmira a worldwide, non-exclusive license to our UNA technology for the development of RNAi therapeutics. Tekmira will have full responsibility for the development and commercialization of any products arising under the License Agreement. In consideration for entering into the agreement, we received an upfront payment in the amount of $0.3 million, and are eligible to receive milestone payments upon the satisfaction of certain clinical and regulatory milestone events and royalty payments in the low single digit percentages on products developed by Tekmira that use UNA technology. Tekmira may terminate the agreement for convenience in its entirety, or in respect of any particular country or countries, by giving 90 days prior written notice to us, provided that no such termination shall be effective sooner than August 28, 2013. Either party may terminate the agreement immediately upon the occurrence of certain bankruptcy events involving the other party, or, following the expiration of a 120 day cure period (60 days in the event of a default of a payment obligation by Tekmira), upon the occurrence of a material breach of the agreement by the other party. With the purchase of the UNA asset by Arcturus in August 2013, the Tekmira License Agreement transferred to Arcturus.

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

ProNAi — On March 13, 2012, we entered into an Exclusive License Agreement with ProNAi regarding the development and commercialization of ProNAi’s proprietary DNAi-based therapeutics utilizing SMARTICLES. The License Agreement provides that ProNAi will have full responsibility for the development and commercialization of any products arising under the License Agreement. Under terms of the License Agreement, we could receive up to $14 million for each gene target in upfront, clinical and commercialization milestone payments, as well as royalties in the single digit percentages on sales, with ProNAi having the option to select any number of gene targets. Either party may terminate the License Agreement upon the occurrence of a default by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ProNAi may also terminate the License Agreement without cause upon ninety (90) days' prior written notice to us.

Mirna — On December 22, 2011, we entered into a License Agreement with Mirna regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and SMARTICLES. The License Agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the License Agreement and that we will support pre-clinical and process development efforts. Under terms of the License Agreement, we could receive up to $63 million in upfront, clinical and commercialization milestone payments, as well as royalties in the low single digit percentages on sales, based on the successful outcome of the collaboration. Either party may terminate the License Agreement upon the occurrence of a default by the other party. Mirna may also terminate the License Agreement without cause upon 60 days prior written notice to us. We and Mirna entered into an amendment of this agreement in December 2013, pursuant to which Mirna made certain pre-payments to us and now has additional rights to its lead program, MRX34. Further under the amendment, Mirna optioned exclusivity on several additional miRNA targets.

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

Novosom — On July 27, 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for SMARTICLES, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UNA and CRN-based oligonucleotide therapeutics. We issued an aggregate of .014 million shares of our common stock to Novosom as consideration for the acquired assets. The shares had a value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, at our discretion. To date we have issued an aggregate of 1.4 million shares of common stock to Novosom representing additional consideration of $0.74 million as a result of the license agreements and amendments to such license agreements that we entered into with our partners.

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

COMPETITION

There are a number of small, mid-sized and large biotechnology companies that compete with us. Our competition is typically focused on a single nucleic acid mechanism of action, i.e. RNAi or mRNA translational inhibition or exon skipping or miRNA replacement therapy. Some of these companies only have a proprietary position around either chemistry or delivery and in fewer cases, their proprietary position arises from their belief that they can patent biology, i.e. miRNA targets. We believe we are the only company in the unique position of having proprietary chemistry and delivery technologies sufficient to pursue multiple nucleic acid mechanisms of action, i.e. RNAi and mRNA translational inhibition and exon skipping and miRNA replacement therapy. Such single mechanism of action competitors include: Alnylam Pharmaceuticals, Arcturus, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna, Prosensa Therapeutics, Quark Pharmaceuticals, Regulus Therapeutics, Silence Therapeutics, and Tekmira.

Several companies have clinical stage programs with the majority in an orphan disease indication. In particular, Isis has an early stage clinical program in DM1, while Prosensa and Sarepta Therapeutics, Inc. have late stage clinical programs in DMD.

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

ENVIRONMENTAL COMPLIANCE

Our research and development activities have involved the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements. At this time, we are not conducting any R&D activities that require compliance with federal, state or local laws.

EMPLOYEES

On June 1, 2012, we announced that, due to our financial condition, we had implemented a furlough of approximately 90% of our employees and ceased substantially all day-to-day operations. As of July 14, 2014, only our CEO remains an employee. All other employees have either resigned or been terminated. None of our employees are covered by collective bargaining agreements.

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

Our business does not generate the cash necessary to finance our operations. We incurred net losses of approximately $9.5 million in 2012 and $1.6 million in 2013. We will require significant additional capital to:

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

As a result of insufficient capital, on June 1, 2012 we announced that we had ceased substantially all day-to-day operations, including most research and development activities, and implemented a furlough of approximately 90% of our employees. As of July 14, 2014, only our CEO remains an employee. All other employees either resigned or were terminated. We have also sold substantially all of our equipment, and have ceased operations at all of our facilities. As a result, since June 1, 2012, our internal research and development efforts have been, and as of the date of this report they continue to be, minimal or non-existent.

In March 2014, we raised significant funds and believe that our currently available cash and cash equivalents will be sufficient to fund our limited operations through May 2015. We will need to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to continue our operations beyond May 2015. To the extent that we wish to conduct significant pre-clinical activities prior to that date, which we plan to do, we will have to raise capital to do so. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for companies that have recently faced, financial distress, may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities. These actions would likely reduce the market price of our common stock.

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

For example, since the beginning of 2011, we have entered into agreements with Mirna, ProNAi, Monsanto, and Avecia regarding the development and/or commercialization of certain programs and technologies in specified fields of use. We may receive milestone and/or royalty payments as a result of each of these agreements. If our partner with respect to any agreement terminates the applicable agreement or fails to perform its obligations thereunder, we may not receive any revenues from the technology that we have licensed pursuant to the agreement, including any milestone or royalty payments.

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

If we or our partners lose our relationship with any one or more of these parties, there could be a significant delay in both identifying another comparable provider and then contracting for its services. An alternative provider may not be available on reasonable terms, if at all. Even if we locate an alternative provider, is it likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any alternative provider will be subject to current Good Laboratory Practices (“cGLP”) and similar foreign standards and neither we nor our partners have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to these practices and standards, the development and commercialization of our product candidates could be delayed.

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

Three product candidates, two through our partners ProNAi and Mirna and our own FAP therapeutic, utilizing our technologies have commenced human clinical studies, and such product candidates have not been approved by the FDA or any foreign regulatory authority. The FAP trial is currently on hold and we expect to restart the trial and dose Cohort 3 at such time that we have reestablished clinical operations, ensured the stability of the clinical material and complied with all regulatory requirements. There can be no assurance that any of these product candidates, or other product candidates that may enter research or development, will ever be successfully commercialized, and delays in any part of the process or the inability to obtain regulatory approval could adversely affect our operating results by restricting introduction of new products by us or any future collaborators.

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

The product candidates based on our technologies that are being developed are based on new technologies and therapeutic approaches, none of which have yet been brought to market. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept a product intended to improve therapeutic results based on RNA mechanisms of action. Accordingly, while we believe there will be a commercial market for nucleic acid-based therapeutics utilizing our technologies, there can be no assurance that this will be the case, in particular given the novelty of the field. Many factors may affect the market acceptance and commercial success of any potential products, including:

•	establishment and demonstration of the effectiveness and safety of the drugs;
•	timing of market entry as compared to competitive products and alternative treatments;
•	benefits of our drugs relative to their prices, and the comparative price of competing products and treatments;
•	availability of adequate government and third-party payor reimbursement;
•	marketing and distribution support of our products;
•	safety, efficacy and ease of administration of our product candidates;
•	willingness of patients to accept, and the willingness of medical professionals to prescribe, relatively new therapies; and
•	any restrictions on labeled indications.

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

We expect that drugs based on our technologies that we or a partner develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if they:

•	are “incidental” to a physician’s services;
•	are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice;
•	are not excluded as immunizations; and
•	have been approved by the FDA.

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

If we and our partners successfully develop product candidates based on our technologies, and obtain approval for them, we will face competition based on many different factors, including:

•	safety and effectiveness of such products;
•	ease with which such products can be administered and the extent to which patients accept relatively new routes of administration;
•	timing and scope of regulatory approvals for these products;
•	availability and cost of manufacturing, marketing and sales capabilities;
•	price;
•	reimbursement coverage; and
•	patent position.

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

In addition to the competition we face from competing drugs in general, we also face competition from other biotechnology and pharmaceutical companies and medical institutions that are working to develop novel drugs using technology that competes more directly with our own. Among those companies that are working in this field are: Alnylam Pharmaceuticals, Arcturus, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna, Prosensa Therapeutics, Quark Pharmaceuticals, Regulus Therapeutics, Silence Therapeutics, and Tekmira. Any of these companies may develop its technology more rapidly and more effectively than us.

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

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed on July 22, 2014, we did not file with the Securities and Exchange Commission any of the quarterly or annual reports that we are required to file pursuant to Section 13 of the Exchange Act since the filing of our Quarterly Report on Form 10-Q for the quarterly period ending on September 30, 2012, which we filed on December 5, 2012. Our failure to satisfy our filing requirements under the Exchange Act in a timely manner could result in the suspension of trading in our common stock, either on a temporary or a permanent basis, as well as other penalties that may be imposed by the Commission. In addition, as per the Securities Purchase Agreement that we entered into with certain accredited investors dated as of March 7, 2014, if we are not current with respect to the filing of all reports required to be filed by us pursuant to Sections 13 or 15(d) of the Exchange Act (other than Form 8-K reports) by September 1, 2014, such that we are in compliance with Rule 144(c)(1), we will pay monthly cash penalties to each purchaser of our Series C Preferred Stock pursuant to such Securities Purchase Agreement, until such time as such purchasers may sell the shares of our common stock issuable upon conversion of the Series C Preferred Stock and upon exercise of the warrants issued pursuant to such Securities Purchase Agreement, without restriction or limitation pursuant to Rule 144 (assuming, for such purpose, the cashless exercise of such warrants).

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

At July 14, 2014, there were outstanding warrants to purchase up to approximately 21.5 million shares of common stock, with approximately 13.0 million of such warrants having an exercise price that is lower than the closing price of our common stock on July 14, 2014 ($0.56). If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At July 14, 2014, there were also outstanding 1,200 shares of Series C Convertible Preferred Stock, which shares are convertible into 8 million shares of common stock at an assumed conversion price of $0.75 per share of common stock. In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

The following is a summary of our lease obligations applicable to the fiscal year ended December 31, 2013:

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

Table 1

Quarter	High	Low
2012:
First Quarter	$1.03	$0.71

Table 2

Quarter	High	Low
2012:
First Quarter	$1.24	$0.41
Second Quarter	0.92	0.20
Third Quarter	0.40	0.21
Fourth Quarter	0.70	0.26

2013:
First Quarter	$0.50	$0.22
Second Quarter	0.32	0.18
Third Quarter	0.31	0.22
Fourth Quarter	0.49	0.19

2014:
First Quarter	$1.81	$0.39
Second Quarter	1.23	0.55
Third Quarter (through July 14, 2014)	0.70	0.55

On July 28, 2014, the closing price of our common stock reported by the OTC Markets was $0.56 per share.

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

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2013, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2013 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

This Item is organized as follows:

•	“Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.
•	“Cash Position and Liquidity” discusses liquidity considerations.
•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies and estimates.
•	“Consolidated Results of Operations” discusses the primary factors that contributed to significant variability of our results of operations for 2013 as compared to 2012.
•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2013.

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

We believe we have successfully created an unique and unparalleled industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements with Mirna and ProNAi and their respective clinical experience with SMARTICLES; (2) a licensing agreement with Novartis for the CRN technology; (3) a licensing agreement with Tekmira for the UNA technology; (4) licensing agreements with three large international companies (i.e., Roche, Novartis and Monsanto) for certain chemistry and delivery technologies; and (5) our own FAP Phase 1b/2a clinical trial with the tkRNAi platform.

CASH POISITION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2013, we had an accumulated deficit of approximately $331.3 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided by our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. In 2013, we funded operations with a combination of issuances of debt, license-related receipts, and sales of reagents. At December 31, 2013, we had a working capital deficit of $5.2 million and $.91 million in cash, and we estimate that we had approximately $4.3 million in cash as of June 30, 2014. Our minimal operating expenses consumed our cash resources during 2013 and sufficient funds were obtained subsequent to December 31, 2013 to run our business operations.

In February 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. In March 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6 million warrants to purchase one share of common stock for $0.75 per share, resulting in net proceeds of $6.0 million. We believe that our existing cash resources, which include the proceeds of the March 2014 offering, will enable us to fund our intended operations through May 2015.

2013 Funding of Operations

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

In February 2013, an amendment was executed that extended the maturity date to the end of April 2013, and retained all of the terms of the notes as amended in 2012. For consideration of this amendment, we issued additional warrants to purchase up to 1.0 million shares at a price of $0.28, such price being downward adjustable, including as a result of subsequent financings. In August 2013, an amendment was executed that extended the maturity date to the end of March 2014, and replaced the previously amended features and terms of the notes with a limited claim on cash received as a result of financings or license payments and the balance of principal and accrued interest convertible to financing securities at the effective price paid for the securities by other parties. For consideration of this amendment, we issued additional warrants to purchase up to 4.0 million shares at a price of $0.28, such price being downward adjustable, including as a result of subsequent financings.

Licensing Payments

During 2013, we received an aggregate of $2.0 million in cash payments from technology licensing arrangements. In April 2013, we received $0.2 million in total upfront payments in connection with the Tekmira agreement. In August and September 2013, we received a total upfront payment of $0.8 million for the Arcturus agreement. In December 2013, we received an upfront payment of $1.0 million for the Mirna amendment.

Restructuring/Expense Reduction

In June 2012, because of our financial condition, we furloughed approximately 90% of our employees and ceased substantially all daily operations of our Company. By October 2012, substantially all of the furloughed employees were terminated. Since October 2012 we had 11 employees, including all of our executive officers, most of whom have remained on furlough or have worked for a reduced or accrued salary. The effective terms of the furlough program include cancellation of employee benefits plans; elimination of salary and payroll tax accrual for unpaid periods, unless under employment contract; maintenance of, but no further addition to, previously accrued paid time with employee release of the Company’s obligation to pay the balance on formal termination; and continuation of option vesting per original grant terms. As of July 14, 2014, only the CEO remains an employee. All other employees have either resigned or been terminated.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using the Black-Scholes-Merton valuation model (“Black-Scholes”), using Level 3 inputs.

We use Black-Scholes as our method of valuation for price adjustable warrants. Our determination of the fair value of price adjustable securities as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security, the risk-free interest rate, likelihood of financing at a range of prices, likelihood of the sale of the Company at a range of prices, and the likelihood of insolvency. Other reasonable assumptions for these variables could provide differing results. In addition, Black-Scholes requires the input of an expected life for the securities for which we have used the remaining contractual life. The fair value liability is revalued each balance sheet date utilizing Black-Scholes with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The primary factor affecting the fair value liability is our stock price.

The following illustrates the effect that reasonably likely changes in our stock price would have on the estimated fair value liability for price adjustable securities that were outstanding as of December 31, 2013.

	- 10% change in stock price	Weighted average variables used in valuation at December 31, 2013	+ 10% change in stock price
Effect of a 10% change in stock price
Condition changed
Stock price	$0.36	$0.40	$0.44
Assumptions and conditions held constant
Exercise price	$0.28	$0.28	$0.28
Expected life in years	4.08	4.08	4.08
Risk free rate	1.30%	1.30%	1.30%
Expected stock volatility	124%	124%	124%
Estimated fair value liability for price adjustable securities (in thousands)	$4,649	$5,226	$5,806

Additionally, in 2012 and 2013, the Company pledged to pay certain liabilities with 2.5 million shares of common stock that had not yet been issued at December 31, 2013. This represents a fair value liability of $1.0 million at the December 31, 2013 stock price. If the stock price was 10% higher, the liability would be $0.1 million higher and if the stock price was 10% lower, the liability would be $0.1 million lower.

Our reported net loss was $1.6 million for 2013. A 10% change in the stock price results in a change of $0.7 million in our net loss. If our December 31, 2013 closing stock price had been 10% lower, our net loss would have been $0.9 million. If our December 31, 2013 closing stock price had been 10% higher, our net loss would have been $2.3 million.

The following illustrates the effect of changing the volatility assumptions on the estimated fair value liability for price adjustable securities that were outstanding at December 31, 2013:

	- 10% change in Volatility	Weighted average variables used in valuation at December 31, 2013	+ 10% change in volatility
Effect of a 10% change in volatility
Condition changed
Expected stock volatility	111.6%	124.0%	136.4%
Assumptions and conditions held constant
Exercise price	$0.28	$0.28	$0.28
Expected life in years	4.08	4.08	4.08
Risk free rate	1.30%	1.30%	1.30%
Stock price	$0.40	$0.40	$0.40
Estimated fair value liability for price adjustable securities (in thousands)	$5,057	$5,226	$5,370

A 10% reduction in volatility assumptions would reduce our net loss by $0.2 million to total $1.4 million net loss. A 10% increase in volatility assumptions results in an increase of $0.1 million to total $1.7 million net loss.

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

Stock-based Compensation — We use Black-Scholes as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Black-Scholes requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates are estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Annual Results of Operations

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Change
(in thousands, except percentages)	2012	2013	$	%
License and other revenues	$4,217	$2,115	$(2,102)	(50)%
Operating expenses:
Research and development	5,169	715	(4,453)	(86)%
General and administrative	5,250	1,765	(3,465)	(66)%
Restructuring charges	1,681	-	(1,732)	(103)%
Total operating expenses	12,100	2,480	(9,650)	(80)%
Loss from operations	(7,883)	(365)	7,548	(96)%
Other income (expense):
Change in fair value of price adjustable warrants	1,746	151	(1,595)	(91)%
Change in fair value of stock to be issued to settle liabilities	(297)	31	328	*
Change in fair value of features embedded in notes payable	708	829	121	-
Gain on settlement of accounts payable	137	-	(137)	*
Loss on debt extinguishment	(1,725)	(2,037)	(312)	-
Gain on equipment disposal	-	30	30	*
Non-cash financing costs	(477)	-	477	*
Interest and other expense	(1,716)	(249)	1,467	-
Total other expense, net	(1,624)	(1,245)	379	(21)%
Loss before income tax expense (benefit)	(9,507)	(1,610)	7,897	(83)%
Income tax expense (benefit)	39	(39)	(78)	(200)%
Net loss	$(9,546)	$(1,571)	$7,975	(84)%
Net loss per common share, basic and diluted	$(0.71)	$(0.09)	$0.62	(87)%

* Change not meaningful.

Comparison of Fiscal Year 2012 and Fiscal Year 2013

Revenue. We had revenue from certain customers, as a percentage of total revenue, as follows:

	Year Ended December 31,
	2012	2013
Mirna Therapeutics	7%	53%
Tekmira	7%	9%
Arcturus	-	38%
Monsanto	37%	-
Novartis	25%	-
Debiopharm S.A.	14%	-
ProNAI	7%	-
Others	3%	-
Total	100%	100%

Revenue. Revenue was $4.2 million and $2.1 million in 2012 and 2013, respectively. In 2013, we received license related revenue of $0.2 million from Tekmira, $0.8 million from Arcturus, and $1.0 million from Mirna. Additionally, we recognized $0.1 million of deferred revenue on completion of service obligations to Mirna and sold $0.03 million of reagents to Novartis. In 2012, we received license related revenue of $1.5 million from Monsanto, $1.0 million from Novartis, $0.3 from ProNAi, $0.3 million from Tekmira and $0.15 million from Mirna, totaling $3.25 million. In December 2012, $0.6 million of deferred revenue from Debiopharm was recognized as the services-related agreement was terminated and no further deliverables were required. The balance of 2012 revenues were research reagent and services related. The majority of these licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expenses dropped 86% from $5.2 million in 2012 to $0.7 million in 2013, predominantly due to:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 80% from $2.0 million to $0.4 million due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees in 2013.

•	Infrastructure-related expenses (rent, utilities, property taxes), equipment depreciation and maintenance, R&D allocated information technology (“IT”) and communications expenses decreased by 98% from $0.5 million in 2012 to $0.01 million due to the elimination of all leases and infrastructure support in the second half of 2012.

•	The mid-2012 cessation of spending on substantially all non-clinical research, including supplies and R&D consulting, resulted in a decline of 100% from $0.3 million in 2012 to $0 in 2013.

•	Clinical trial expenses decreased by 100% from $0.5 million due to our financial constraints limiting our ability to continue to execute clinical trials for FAP.

•	Cost associated with license agreements decreased 4% from $0.31 million in 2012 to $0.3 million in 2013 due to activity in out-licensing arrangements involving technologies we sublicensed from another party.

Upon the March 2014 receipt of significant funding, we had the funds to resume spending on the development of our FAP product.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs decreased by 66% from $5.3 million to $1.8 million primarily due to:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 55% from $1.9 million to $0.8 million due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees in 2013.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 59% from $2.8 million to $1.2 million, predominantly due to reduced board fees and reduced accounting and legal fees.

•	Delaware franchise tax expense decreased 90% from $0.4 million in 2012 to $0.04 million in 2013, as a result of a change in the calculation method for franchise taxes.

In general, we expect G&A expenses to increase significantly in 2014 as we perform audit activities and seek to regain full compliance with tax and reporting agencies.

Restructuring. Restructuring expense decreased from $1.7 million in 2012 to zero in 2013. The 2012 restructuring charge was related to the disposition of substantially all property and equipment of the company, the termination of our leases, and some expenses related to the layoff of employees.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The gain associated with this mark-to-fair value requirement declined 91% from $1.8 million in 2012 to $0.2 million in 2013. The largest driver of the change in the value of the liability is our stock price, which went from $0.89 as of December 31, 2011 to $0.43 as of December 31, 2012 to $0.40 as of December 31, 2013. A decrease in stock price during a period decreases the liability and increases our gain on the consolidated statements of operations. In 2012, the exercise price was reduced per the terms of the warrants, which raises the value of the liability and is recorded as a loss on the consolidated statements of operations. The overall impact of the price adjustment features is minimal relative to the impact of stock price changes. The other significant driver is the addition of additional re-priceable securities. In 2013, an additional 5.0 million warrants were issued and were subsequently re-valued based on stock price changes between the issuance date and December 31.

Change in fair value liability for stock to be issued. As of December 31, 2012, we recognized a $0.3 million loss associated with the change in the value of share-based payments contractually obligated, but not yet issued. In 2012 we had contractually pledged shares to a vendor to partially settle an account payable, to Novosom to settle amounts owed under our license agreement, and to our landlord as part of a lease termination agreement. These share-based liabilities were revalued at December 31, 2013 and the $0.03 million decrease in total liability was recorded as a gain on the consolidated statements of operations. In December 2013, we pledged an additional 0.5 million shares to Novosom in conjunction with our Mirna payment receipt. The December 31, 2013 revaluation impact was immaterial as share price did not change substantially between issuance and revaluation.

Change in fair value of features embedded in notes payable. Certain features introduced within the notes payable and subsequent amendments are defined as separable units of accounting and represent stand-alone liabilities carried at fair value on the balance sheet. Such features include the right to convert at the note holders’ discretion and conversion price protection in the event of a sale of the company at a significant discount. These features are revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. In 2012, a $0.7 million gain was recorded for the change in fair value of features embedded in our notes payable, largely offset by a loss when the debt was extinguished (see below). In 2013, these liabilities were eliminated, resulting in a gain of $0.8 million on the consolidated statements of operations, and was largely offset by the loss incurred on debt extinguishment.

Gain on Settlement of Accounts Payable. During 2012, we signed compromise and release agreements with twelve vendors with substantial outstanding accounts payable. We received $0.14 million in total forgiveness of portions of these payables which was recorded as a gain on settlement of accounts payable. No such settlement agreements were reached in 2013.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of the existing debt is extinguished on the date of the amendment. The warrants and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. As a result of extinguishment accounting in 2012, $1.0 million of the fair value of warrants issued in connection with the amendments were expensed, as well as $0.7 million of fair value of embedded features within the terms of the notes, including conversion price protection and discretionary conversion rights. In 2013, similar extinguishment resulted in a $1.2 million loss in connection with fair value expensing of warrants and $0.8 million in connection with the elimination of the embedded features within the terms of the notes.

Gain on Sale of Equipment. In 2013, we sold a package of fully depreciated equipment for $0.03 million.

Interest and other expense. In 2012, through our issuance of notes and associated amendments, we recorded $1.7 million in interest and other expense, of which $0.2 million represented interest charges on the notes, the rest being the amortized expense of warrants issued with the original notes and the non-extinguishment amendments. In 2013, we recorded $0.2 million in interest on the notes.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.          Financial Statements and Supplementary Data.

44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marina Biotech, Inc.:

We have audited the accompanying consolidated balance sheets of Marina Biotech, Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marina Biotech, Inc. as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

August 4, 2014

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share data)	2012	2013

ASSETS
Current assets:
Cash	$216	$909
Restricted cash	380	-
Accounts receivable	7	5
Prepaid expenses and other current assets	129	128
Total current assets	732	1,042
Intangible assets	6,700	6,700
Other assets	21	-
Total assets	$7,453	$7,742
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,606	$1,614
Accrued payroll and employee benefits	755	1,505
Accrued interest	73	147
Other accrued liabilities	1,236	1,315
Accrued restructuring	392	12
Notes payable	1,440	1,615
Other debt	10	8
Deferred revenue	115	-
Total current liabilities	5,627	6,216
Fair value liability for price adjustable warrants	4,169	5,226
Fair value of stock to be issued to settle liabilities	901	1,019
Deferred tax liabilities	2,384	2,345
Total liabilities	13,081	14,806
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 16,937,661 shares issued and outstanding at December 31, 2012 and 2013	324,112	324,247
Accumulated deficit	(329,740)	(331,311)
Total stockholders’ deficit	(5,628)	(7,064)
Total liabilities and stockholders’ deficit	$7,453	$7,742

See accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2012	2013
License and other revenue	$4,217	$2,115
Operating expenses:
Research and development	5,169	715
General and administrative	5,250	1,765
Restructuring	1,681	-
Total operating expenses	12,100	2,480
Loss from operations	(7,883)	(365)
Other income (expense):
Interest and other expense	(1,716)	(249)
Change in fair value liability for price adjustable warrants	1,746	151
Change in fair value of stock reserved for issuance to settle liabilities	(297)	31
Change in fair value of embedded features in notes payable and amendments to notes payable	708	829
Loss on debt extinguishment	(1,725)	(2,037)
Gain on equipment disposal	-	30
Gain on settled liabilities	137	-
Non-cash financing costs	(477)	-
Total other expense, net	(1,624)	(1,245)
Net loss before income tax	(9,507)	(1,610)
Income tax expense (benefit)	39	(39)
Net loss	$(9,546)	$(1,571)
Net loss per common share — basic and diluted	$(0.71)	$(0.09)
Shares used in computing net loss per share — basic and diluted	13,417,119	16,937,661

See accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock and Additional Paid-in Capital
(In thousands, except share and per share data)	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance January 1, 2012	10,438,912	$320,232	$(320,194)	$38
Proceeds from the issuance of common shares and warrants, net	1,600,002	1,112	-	1,112
Cash out fractional shares after split	(104)	-	-	-
Shares issued in connection with license agreement	340,906	107	-	107
Proceeds from employee stock purchase plan purchases	3,908	7	-	7
Reclassification of fair value liability for price adjustable warrants exercised	403,252	488	-	488
Shares issued in connection with settlement of liabilities	3,795,785	1,176	-	1,176
Compensation related to stock options and employee stock purchase plan, net of forfeitures	-	801	-	801
Compensation related to restricted share issuances	355,000	189	-	189
Net loss	-	-	(9,546)	(9,546)
Balance December 31, 2012	16,937,661	324,112	(329,740)	(5,628)
Compensation related to stock options	-	135	-	135
Net loss	-	-	(1,571)	(1,571)
Balance December 31, 2013	16,937,661	$324,247	$(331,311)	$(7,064)

See accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2013
Operating activities:
Net loss	$(9,546)	$(1,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation related to stock options, restricted stock and employee stock purchase plan	990	135
Deferred income tax expense (benefit)	39	(39)
Non-cash restructuring charges	983	-
Non-cash loss on debt extinguishment	1,725	2,037
Non-cash interest expense	1,497	249
Loss (gain) on disposition of property and equipment	1,443	(30)
Depreciation and amortization	555	-
Non-cash financing expense	477	-
Non-cash gain on settlement of liabilities	(137)	-
Changes in fair market value of liabilities
Price adjustable warrants	(1,746)	(151)
Stock reserved for issuance to settle liabilities	297	(31)
Debt features	(708)	(829)
Changes in assets and liabilities
Accounts receivable	(7)	2
Prepaid expenses and other assets	484	22
Accounts payable	490	8
Deferred rent	(1,243)	-
Deferred revenue	(733)	(115)
Accrued and other liabilities	357	978
Accrued restructuring	392	(380)
Net cash provided by (used in) operating activities	(4,391)	285

Investing activities:
Proceeds from the sale of fixed assets	431	30
Change in restricted cash	631	380
Net cash provided by investing activities	1,062	410

Financing activities:
Proceeds from sales of common shares and warrants, net	1,112	-
Proceeds from issuance of notes payable and warrants	1,500	-
Payments of notes payable	(60)	-
Insurance financing	10	(2)
Proceeds from exercise of warrants, subscription investment units, stock options and employee stock purchase plan purchases	7	-
Net cash provided by (used in) financing activities	2,569	(2)
Net increase (decrease) in cash	(760)	693
Cash and cash equivalents — beginning of year	976	216
Cash and cash equivalents — end of year	$216	$909
Non-cash financing activities:
Reclassification of fair value liability for price adjustable warrants exercised	$488	$-
Issuance of common stock to settle liabilities	$1,283	$-

Supplemental disclosure:
Cash paid for interest	$204	$1

See accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2013

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

Marina Biotech, Inc. (collectively “Marina”, “the company”, “us” or “we”), in conjunction with our wholly-owned and financially consolidated subsidiaries, Cequent Pharmaceuticals, Inc. (“Cequent”), MDRNA Research, Inc. (“MDRNA”), and Atossa Healthcare, Inc. (“Atossa”), is a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference RNAi, messenger RNA translational inhibition, exon skipping, miRNA replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2013, we had an accumulated deficit of approximately $331.3 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. In 2013, we funded operations with a combination of issuances of debt, license-related revenues, and sales of reagents. At December 31, 2013, we had a working capital deficit of $5.2 million and $0.91 million in cash. Our minimized operating expenses consumed the majority of our cash resources during 2013.

In February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6.0 million warrants to purchase one share of common stock for $0.75 per share, resulting in proceeds of $6.0 million. We believe that our current cash resources, which include the proceeds of the March 2014 offering, will enable us to fund our intended operations through May 2015.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using Black-Scholes, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2013:

		Level 1		Level 3
(In thousands)	Balance at December 31, 2012	Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$4,169	$-	$-	$4,169
Fair value liability for shares to be issued	901	901	-	-
Total liabilities at fair value	$5,070	$901	$-	$4,169

		Level 1		Level 3
	Balance at December 31, 2013	Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,226	$-	$-	$5,226
Fair value liability for shares to be issued	1,019	1,019	-	-
Total liabilities at fair value	$6,245	$1,019	$-	$5,226

The following presents the activity in our accrued restructuring liability determined by Level 3 inputs for each of the years ended December 31, 2012 and 2013 (excludes stock to be issued, not carried in this liability account):

	Facility Related Charges
(In thousands)	2012	2013
Balance, January 1	$-	$392
Accruals	860	-
Payments in cash and other decreases	(468)	(380)
Balance, December 31	$392	$12

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the years ended December 31, 2012 and 2013:

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at January 1, 2012	$3,481	$0.76	$0.89	124%	5.4	0.90%
Fair value of warrants issued in Notes and Warrants Purchase Agreement	1,647	0.51	0.49	128%	5.5	0.81%
Fair value of warrants issued in amendment 1	255	0.56	0.57	128%	5.5	0.82%
Fair value of warrants issued in amendment 2	270	0.64	0.69	129%	5.5	0.81%
Fair value of warrants issued in amendment 3	386	0.28	0.34	136%	5.5	0.67%
Fair value of warrants issued in amendment 4	364	0.28	0.38	139%	5.5	0.85%
Change in fair value included in consolidated statement of operations	(1,746)	-	-	-	-	-
Fair value of exercised warrants	(488)	0.28	0.65	141%	4.7	0.58%
Balance at December 31, 2012	4,169	0.28	0.46	146%	4.64	0.66%
Fair value of warrants issued in amendment 5	342	0.28	0.37	142%	5.5	1.09%
Fair value of warrants issued in amendment 6	866	0.28	0.24	140%	5.5	1.67%
Change in fair value included in consolidated statement of operations	(151)	-	-	-	-	-
Balance at December 31, 2013	$5,226	$0.28	$0.40	124%	4.08	1.30%

The following presents activity of the fair value liability of price adjustable subscription investment units determined by Level 3 inputs for the years ended December 31, 2012 and 2013:

		Weighted average as of each measurement date
	Fair value liability for price adjustable subscription investment units (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at January 1, 2012	$4	$0.89	$0.89	115	0.2	-
Expiration of unexercised units	(4)	-	-	-	-	-
Balance at December 31, 2012	$-	$-	$-	-	-	-
Balance at December 31, 2013	$-	$-	$-	-	-	-

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

We have been dependent on our collaborative and license agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had revenue from collaborators, as a percentage of total revenue, as follows:

	Year Ended December 31,
	2012	2013
Mirna Therapeutics	7%	53%
Tekmira	7%	9%
Arcturus	-	38%
Monsanto	37%	-
Novartis	25%	-
Debiopharm S.A.	14%	-
ProNAI	7%	-
Others	3%	-
Total	100%	100%

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

Stock-based Compensation — We use Black-Scholes as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Black-Scholes requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates are estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period.

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

Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock, warrants and subscription investment units, convertible debt related shares) since such inclusion in the computation would be anti-dilutive. The following shares have been excluded:

	Year Ended December 31,
	2012	2013
Stock options outstanding	284,829	284,829
Warrants	11,916,801	17,017,601
Shares issuable on optional debt conversion	10,284,323	—
Total	22,485,953	17,302,430

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

Note 2 — Intangible assets

In July 2010, we acquired Cequent, a company engaged in development of novel products to deliver RNAi-based therapeutics. A substantial portion of the assets acquired were allocated to identifiable intangible assets related to IPR&D projects identified by management. Our management estimated acquisition-date fair values of these intangible assets based on a number of factors. Utilizing the income approach, a discounted cash flow model using forecasted operating results related to the identified intangible assets, fair value was determined to be $19.3 million for FAP and $3.4 million for tkRNAi, for a total of $22.7 million. We recorded a loss on impairment of these intangible assets of $16.0 million in 2011.

We tested the carrying value of our intangible assets for impairment as of December 31, 2012 and 2013, utilizing the income approach. At December 31, 2012, we estimated the fair value of FAP to be $40.3 million and tkRNAi to be $6.6 million, for a total of $46.9 million. We estimated the fair value of these intangible assets using a discount rate of 22%. We probability adjusted our estimation of the expected future cash flows associated with each project and then determined the present value of the expected future cash flows using the discount rate. The projected cash flows from the projects were based on key assumptions, including those outlined above. As no impairment was indicated, no loss was recorded in 2012. The values are significantly higher in 2012 primarily due to substantial de-risking of the project associated with entering clinical trials with a compound, changed economic conditions impacting the cost of capital for comparable companies, and changes in the competitive landscape that will allow a higher probability of receiving higher reimbursements. While the valuation showed a large increase, the generally accepted accounting principles allow for reduction of the carrying value of an indefinite lived asset if impaired, but does not allow a subsequent recognition of an impairment, to increase the carrying value of these assets. Using a similar analysis with a 22% discount rate, at December 31, 2013, we estimated the fair value of FAP to be $49.2 million and tkRNAi to be $7.9 million, for a total of $57.1 million. No impairment adjustment was indicated in 2013.

Deferred Taxes — The Cequent acquisition was treated as a tax-free merger. Acquired deferred tax assets were comprised of $7.0 million for federal and state net operating loss carry-forwards and $1.1 million for tax credit carry-forwards. The tax basis for acquired intangible assets of $22.7 million is nil, which results in a deferred tax liability of $8.0 million as there will be no tax deduction when the book basis is expensed and the deferred tax liability is reduced. As a result, at December 31, 2012 and 2013, the Company has a deferred tax liability of $2.4 million related to these intangible assets. No material change was recorded in 2012 or 2013. Due to uncertainty as to the timing of the reversal, the Company determined that the deferred tax liability did not support realization of any deferred tax assets (see Note 9).

Note 3 — Property and Equipment

Through a series of asset sales in 2012, the Company received $0.43 million for the equipment sold. As a result of these sales, we disposed of substantially all property and equipment in 2012.

Note 4 —Restructuring Charges

In March 2012, we closed our Cambridge operations. Employees were terminated and severance and related charges were recorded as a restructuring charge of $0.01 million. The facility lease was terminated by subletting the space in an agreement that effectively transferred to the sublease tenant all remaining payments and obligations due. The transfer of this lease and the return of the security deposit, resulted in a credit of $0.05 million to the facility related restructuring charge.

In September 2012, we executed a lease termination agreement effective March, 2013 for our Bothell, Washington facility. Under the agreement, the remaining 2012 rent of $0.5 million and remaining 2013 rent of $0.4 million would be paid, mostly by a draw on the letter of credit. Additionally, we agreed to issue 1.5 million shares of our common stock on certain future financing events valued as a charge to restructuring of $0.45 million. The stock was issued on the closing of our March 2014 financing, resulting in a 2014 charge of $1.1 million. The lease termination resulted in the elimination of $1.1 million of deferred rent offset by restructuring future rent charges of $0.85 million and a stock liability of $0.45 million. Net facility related restructuring charges, including the Cambridge facility in 2012 was $0.15 million.

During 2012, we disposed of substantially all of our remaining equipment, resulting in a restructuring charge of $1.5 million.

The components of restructuring expense are summarized as follows:

	Year ended December 31,
(In thousands)	2012	2013
Property and equipment disposal	$1,523	$-
Facility related charges	146	-
Employee severance and termination benefits (including stock-based compensation charges)	12	-
Total restructuring	$1,681	$-

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

Amendment Five — In February 2013, we amended the notes to extend the maturity date to April 30, 2013. In exchange for the extension, we issued additional Price Adjustable Warrants to purchase 1.0 million shares at $0.28 before August 2018. The terms of the amended notes were determined to be substantially different from the prior note terms and the amendment therefore was recorded as an extinguishment.

Amendment Six — In August 2013, we amended the notes to extend the maturity date to March 2014. Additionally, the terms of the notes were changed to a claim on a portion of the cash receipts from license payments and any financing, with any remaining principal and accrued interest to convert in any financing to the securities underlying the financing and with a conversion price equal to the effective price paid by other participating investors. In exchange for the amendment, we issued additional Price Adjustable Warrants to purchase 4.0 million shares at $0.28 before February 2019. The terms of the amended notes were determined to be substantially different from the prior note terms and the amendment therefore was recorded as an extinguishment.

In the year ended December 31, 2012, the Company recorded interest expense related to the notes and warrant value amortization on non-extinguished debt of $1.69 million, a loss on debt extinguishments of $1.73 million and a gain on the change in the fair value of embedded debt features of $0.7 million. In the year ended December 31, 2013, the Company recorded interest expense related to the notes of $0.25 million, a loss on debt extinguishments of $2.0 million and a gain on the change in the fair value of embedded debt features of $0.8 million.

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

In March 2012, we terminated a purchase agreement dated October 2011 under which we issued a total of 1.5 million shares resulting in proceeds of $1.8 million prior to December 31, 2011. No additional shares were issued under this agreement in 2012.

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

In the year ending 2013, we issued no additional common stock.

Subsequent to December 31, 2013, we issued 2.692 million shares of common stock to employees and board members in settlement of amounts due under certain employment agreements and accrued board fees.

Warrants — In February 2012, we received net proceeds of approximately $1.5 million from the issuance of 15% secured promissory notes (the “Notes”) and Price Adjustable Warrants to purchase up to 3.7 million shares of our common stock. Through a series of note amendments in 2012, we issued additional Price Adjustable Warrants to purchase 3.2 million shares of our common stock. At December 31, 2012, all of these Price Adjustable Warrants had been adjusted to an exercise price of $0.28 per share and were potentially subject to further downward exercise price adjustments, including as a result of subsequent financings. These Price Adjustable warrants expire between August 2017 and April 2018. Through additional note amendments in 2013, we issued additional Price Adjustable Warrants to purchase 5.0 million shares of our common stock at an exercise price of $0.28 and with an expiring in 2018 and 2019.

In March 2012, in conjunction with a common stock financing, we entered into an agreement pursuant to which we issued warrants to purchase up to 0.80 million shares of our common stock. The warrants have a fixed exercise price of $0.75 per share and are exercisable through March 2017.

In April 2012, we terminated an agreement for the placement of a financing under which we issued warrants to purchase 1.3 million shares of our common stock to the placement agent. The warrants were cancelled unexercised on termination of the placement agreement.

In January 2014, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant who is our interim chief financial officer. These warrants vest over two years, have a fixed strike price of $0.48 and expire in January 2024. The fair value of the grant is immaterial.

Subsequent to December 31, 2013, we issued approximately 1.2 million shares upon net share exercise of warrants.

The following summarizes warrant activity during the years ended December 31, 2012 and 2013.

	Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2012	6,261,978	3.82
Issued	7,770,793	0.29
Exercised or cancelled	(2,115,970)	0.28
Outstanding, December 31, 2012	11,916,801	1.71
Issued	5,100,800	0.28
Outstanding, December 31, 2013	17,017,601	1.29
Expiring in 2014	95,631
Expiring in 2015	285,345
Expiring in 2016	-
Expiring thereafter	16,636,625

Subscription investment units — In November 2010, we issued subscription investment units to purchase 0.24 million shares of common stock at a per share exercise price of the lesser of $22.10 and 90% of the quotient of (x) the sum of the three lowest volume-weighted average price (“VWAP”) of the common stock for any three trading days during the ten (10) consecutive trading day period ending and including the trading day immediately prior to the applicable exercise date, divided by (y) three. All of the subscription investment units expired in March 2012.

Note 7 — Stock Incentive Plans

At December 31, 2013, options to purchase up to 0.28 million shares of our common stock were outstanding, and 0.61 million shares were reserved for future awards under our stock incentive plans.

Our stock incentive plans include the 2002 Stock Option Plan, 2004 Stock Incentive Plan and 2008 Stock Incentive Plan. In addition, there are outstanding grants under our 2000 Nonqualified Stock Option Plan, which expired in 2010, and the 2006 Cequent Stock Incentive Plan under which 58,083 stock options outstanding at the time of the Cequent acquisition were converted to options to purchase shares of our common stock. Under our stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide services to us. The options to be granted are designated as either incentive stock options or non-qualified stock options by our board of directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2004 and 2008 plans, we are authorized to grant awards of stock options, restricted stock, stock appreciation rights and performance shares. At December 31, 2013, no stock appreciation rights or performance shares have been granted. Options granted under the plans generally have terms of ten years from the date of grant and vest over three years.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2012	2013
Research and development	$385	$53
General and administrative	416	82
Total	$801	$135

Stock Options — Stock option activity was as follows:

	Year Ended December 31,
	2012		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	578,257	$26.22	284,829	$39.46
Forfeited/Expired	(293,428)	7.53	-	-
Outstanding on December 31	284,829	$39.46	284,829	$39.46
Exercisable as of December 31	194,058	$56.62	246,559	$45.28

The following table summarizes additional information on our stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $2.20	154,288	7.66	$2.02	116,018	$2.02
$11.60 - $50.00	39,406	5.41	37.61	39,406	37.61
$50.00 - $90.80	56,463	4.83	70.24	56,463	70.24
$127.60 - $207.60	33,666	4.45	148.20	33,666	148.20
$420.00 - $588.80	1,006	1.80	485.37	1,006	467.05
Totals	284,829	6.39	$39.39	246,559	$45.19
	Weighted-Average Exercisable Remaining Contractual Life (Years)				6.19

We use Black-Scholes to determine the fair value of our stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. As we meet the criteria outlined for “plain-vanilla” options by the SEC, we use the mid-point between the vesting date and the expiration date as the expected term. We meet the criteria of having had significant past structural changes such that our historical exercise data is not reasonably extrapolated to an expected term. We estimate volatility of our common stock by using our stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future. No options were granted in 2012 or 2013.

At December 31, 2013, we had $0.06 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 0.9 years.

At December 31, 2013, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised in either 2012 or 2013. The total grant date fair value of options that vested during 2012 and 2013 was $0.5 million and $.15 million, respectively.

Restricted Stock Awards — We have issued shares of restricted stock to certain employees and Board. We granted 0.36 million fully vested restricted common stock shares in 2012. No restricted common stock shares were issued in 2013. Stock-based compensation expense recorded in 2012 related to these awards was $0.19 million.

Employee Stock Purchase Plan — At December 31, 2013, no shares of common stock have been reserved for issuance under our 2007 ESPP, of which 18,141 shares had been issued prior to plan termination in mid-year 2012.

Note 8 — Employee Benefit Plan

We maintained a 401(k) plan for employees meeting eligibility requirements under which employees may contribute up to 100% of their eligible compensation, subject to IRS limitations. Our employer matching contributions to the plan were discretionary as determined by our board of directors. There were no employer contributions in 2012. In June 2012, we terminated our 401(k) plan.

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

At December 31, 2013, we had available net operating loss carry-forwards for federal and state income tax reporting purposes of $307.9 million and $6.7 million, respectively, and had available tax credit carry-forwards of $10.8 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2033 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation could be significant.

Our net deferred tax assets, liabilities and valuation allowance as of December 31, 2012 and 2013 are as follows:

	Year Ended December 31,
(In thousands)	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$107,978	$108,110
Tax credit carryforwards	10,680	10,783
Depreciation & amortization	3,728	3,605
Other	254	78
Total deferred tax assets	122,640	122,576
Valuation allowance	(122,640)	(122,576)
Net deferred tax assets	-	-
Deferred tax liabilities:
Intangible assets	(2,384)	(2,345)
Net deferred tax liabilities	$(2,384)	$(2,345)

We continue to record a valuation allowance in the full amount of deferred tax assets not otherwise offset by deferred tax liabilities we expect to reverse since realization of such tax benefits has not been determined by our management to be more likely than not. The valuation allowance decreased $3.7 million and $0.06 million during 2012 and 2013, respectively. The difference between the expected benefit computed using the statutory tax rate and the recorded credit of $0.039 in 2013 is due to changes in the valuation allowance.

Income Tax Expense.  In 2012 and 2013, there was a deferred income tax expense and benefit, respectively, of $0.04 million, due to changes in effective state tax rates.

Note 10 — Intellectual Property and Collaborative Agreements

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

Avecia – In May 2012, we and Avecia entered into an agreement pursuant to which Avecia was granted exclusive rights to develop, supply and commercialize certain oligonucleotide constructs using our CRN chemistry. We will receive royalties in the single digit percentages from the sale of CRN-based oligonucleotide reagents. We will also receive cGMP material for our development and commercialization needs.

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

Mirna — In December 2011, we entered into agreement with Mirna relating to the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our SMARTICLES delivery technology. The agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the agreement and that we will support pre-clinical and process development efforts. Under terms of the agreement, we could receive up to $63.0 million in upfront, clinical and commercialization milestone payments, as well as royalties on product sales in the low single digit percentages. Either party may terminate the agreement upon the occurrence of a default by the other party. Mirna has the right to terminate the agreement upon 60 days prior written notice.

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

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to CRN technology from Valeant for a licensing fee recorded as R&D expense. Subject to meeting certain milestones, we may be obligated to make a development milestone payments of $5.0 million and $2.0 million within 180 days of FDA approval of a New Drug Application for our first and second CRN related product, respectively. As of December 31, 2013, we had not satisfied any conditions triggering milestone payments. Valeant is entitled to receive low single-digit percentage based earn-out payments on commercial sales and revenue from sublicensing. In 2012, we recorded a $0.13 million liability related to sub-license revenue earn-out payments. The agreement requires us to use commercially reasonable efforts to develop and commercialize at least one covered product and if we have not made earn-out payments of at least $5.0 million prior to March 2016, we are required to pay Valeant an annual amount equal to $0.05 million per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days written notice, or upon 10 days written notice in the event of adverse results from clinical studies. Upon termination, we are obligated to pay all accrued amounts due, but shall have no future payment obligations.

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

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The agreement terminated in June 2012. After termination, we may still be obligated to make development milestone payments of up to €0.275 million for each product developed. At December 31, 2013, none of the milestone triggers had been met. In addition, upon the first commercial sale of a product, we are required to pay an advance of €0.25 million credit against future royalties. We will owe in low single digit percentage royalty payments on product sales.

Ribotask — In October 2008, Ribotask granted us an exclusive, sub-licensable license allowing us to develop and commercialize therapeutics using UNA technology in exchange for $0.5 million. In August 2013, this agreement was transferred to Arcturus as part of the patent assignment and license agreement.

Note 11 — Commitments and Contingencies

Standby Letter of Credit/Leases— In connection with the lease termination of our Bothell, Washington facility, the landlord drew $0.31 million and $0.38 million from the letter of credit in 2012 and 2013, respectively before the credit facility was closed in March 2013. At March 1, 2013, the Company had exited all facility leases and the only remaining commitment was to issue 1.5 million common shares to the landlord.

Rent expense was $1.1 million in 2012. In addition, $0.38 million in rent obligation was added to the restructuring liability in 2012, which represented the remaining 2013 rent expenses due prior to effective termination of the lease.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 12 — Subsequent Events

All material subsequent events have been included within footnotes 1, 4, 5, 6 and 10 of the Consolidated Financial Statements.

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

ITEM 9A.          Controls and Procedures.

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described below in “Management Report on Internal Control” and therefore, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

(b) Internal Control over Financial Reporting. Management has reported to our Board of Directors and the Audit Committee thereof the material weaknesses described below. Other than the material weaknesses discussed in management’s assessment, which arose during the year end reporting period in connection with the preparation of the financial statements contained in this Form 10-K, there have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by this report and during subsequent reporting periods, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and identified material weaknesses which are described below. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 with regard to the preparation of these financial statements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the evaluation described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of December 31, 2013.

•	Financial Reporting Process: Because of the financial challenges that we have faced during the period covered by this report and during subsequent reporting periods, we did not maintain a financial reporting process which would have enabled us to issue timely financial statements as required by the rules of the SEC.
•	Qualified Personnel: We determined that processes and controls over timely impairment testing of long-lived assets were inadequate primarily because we lacked the resources to acquire the necessary valuation expertise to operate effective processes and controls over the impairment testing of long-lived assets. As a result, a reasonable possibility exists that material misstatements in our financial statements will not be prevented or detected on a timely basis.

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

Philip C. Ranker – Mr. Ranker has served as a director of our company since January 2014. Currently, Mr. Ranker serves as Chief Financial Officer at Bioness, Inc., Previously he served as our Chief Accounting Officer from September 7, 2011 until September 30, 2011, and then served as our interim Chief Financial Officer and Secretary from October 1, 2011 until December 31, 2013. Before that, Mr. Ranker served as Chief Financial Officer of Suneva Medical, Inc., a start-up aesthetics company, from 2009 to 2011, and as Vice President of Finance at Amylin Pharmaceuticals, Inc. from 2008 to 2009. Prior to Amylin, Mr. Ranker held various positions with Nastech Pharmaceutical Company Inc. (the predecessor to Marina Biotech) from 2004 to 2008, including Vice President of Finance from August 2004 until September 2005, and Chief Financial Officer and Secretary from September 2005 until January 2008. From September 2001 to August 2004, Mr. Ranker served as Director of Finance for ICOS Corporation. Prior to working at ICOS, Mr. Ranker served in various positions in corporate accounting, managed care contracting and research and development, including Senior Finance Director, at Aventis Pharmaceutical and its predecessor companies during his nearly fifteen year tenure with the organization. From February 2006 until 2010, Mr. Ranker also served as a member of the Board of Directors and as the chair of the Audit Committee of ImaRx Therapeutics, Inc., which executed an initial public offering during his tenure. Prior to Aventis, Mr. Ranker was employed by Peat Marwick (currently KPMG) as a Certified Public Accountant. Mr. Ranker holds a B.S. in Accounting from the University of Kansas.

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

Attributes	Mr. French	Dr. Loren	Mr. Ramelli	Mr. Ranker
Financial Experience	X	X	X	X
Public Board Experience	X	X		X
Industry Experience	X	X		X
Scientific Experience		X
Commercial Experience	X		X	X
Corporate Governance Experience	X	X		X
Capital Markets Experience	X	X	X	X
Management Experience	X	X	X	X

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

Audit Committee

Our Audit Committee consists of Mr. Ramelli and Dr. Loren, with Mr. Ramelli having primary responsibility for interactions between our company and our auditors. The Audit Committee authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with NASDAQ. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2012, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
J. Michael French,	2013	127,500	—	—	—	—	127,500
President, CEO and Director	2012	141,478	—	—	—	—	141,478
Richard T. Ho, M.D., Ph.D.,	2013	0	—	—	—	—	0
EVP – R&D (2)	2012	102,385	—	—	—	—	102,385
Philip C. Ranker,	2013	103,125	—	—	—	—	103,125
Interim CFO and Secretary (3)	2012	135,343	—	—	—	—	135,343

(1)	Although the employment agreements for Mr. French, Dr. Ho and Mr. Ranker provide for an annual base salary of $340,000, $300,000 and $275,000, respectively, due to our company’s financial challenges in 2012 and 2013, such officers worked for a reduced wage during a significant portion of each of the 2012 and 2013 fiscal years. Mr. French, Dr. Ho and Mr. Ranker agreed to settle outstanding compensation obligations with respect to the 2012 and 2013 fiscal years in the amount of $415,000 with respect to Mr. French, $516,000 with respect to Dr. Ho and $318,000 with respect to Mr. Ranker, in return for the issuance of 1,130,000, 390,000 and 870,000 shares of common stock, respectively. We issued these shares, which were valued based on the volume weighted average price of our common stock for the ten trading days ending December 31, 2013 (i.e., $0.33), to Mr. French, Dr. Ho and Mr. Ranker in January 2014.

(2)	Dr. Ho resigned as an officer of our company effective December 31, 2013.

(3)	Mr. Ranker resigned as an officer of our company effective December 31, 2013. Since January 2014, he has served as a member of our Board of Directors.

Narrative Disclosures Regarding Compensation; Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. The terms and conditions of these agreements, including those provisions that address potential payments that the applicable Named Executive Officer will receive upon certain change of control and/or termination events, are summarized below. In addition, and as noted in the Summary Compensation Table and the footnotes thereto above, although the employment agreements that we have entered into with our Named Executive Officers provide for base salary and other cash payments to be made to such officers, we did not make certain of these payments in 2012 and 2013 due to our financial condition.

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

If we had terminated Dr. Ho’s employment without Cause (as defined in the Ho Agreement), or if upon the expiration of the employment term set forth in the Ho Agreement we had failed to offer to renew or extend the employment term, or if Dr. Ho had terminated his employment for good reason (as defined in the Ho Agreement), then: (i) Dr. Ho would have been entitled to receive (x) base salary, a pro-rated amount of the Annual Bonus Target for the fiscal year in which the termination date occurs, pay for accrued but unused paid time off and reimbursement for expenses through the termination date (collectively, “Accrued Salary and Benefits”) and (y) a lump sum equal to twelve (12) months of Dr. Ho’s specified base salary at the rate in effect on the termination date; and (ii) all common stock purchase options granted to Dr. Ho would have been fully vested and exercisable upon such termination and would have remained exercisable in accordance with the grant agreements.

In general, Dr. Ho had agreed: (i) not to compete with us during the employment term and for six (6) months thereafter; (ii) not to solicit our partners, consultants, certified research organizations, principal vendors, licensees or employees for twelve (12) months following the end of the employment term; and (iii) not to solicit or accept business from, or perform or supervise the performance of any services related to such business from, certain clients, former clients and prospective clients of our company during the employment term and for six (6) months thereafter. In addition, these non-compete and non-solicitation agreements were not applicable if Dr. Ho’s employment had been terminated by us without Cause, or by Dr. Ho for good reason.

Philip C. Ranker Employment Agreement

On September 7, 2011, we entered into an employment agreement (the “Ranker Agreement”) with Philip C. Ranker pursuant to which Mr. Ranker served as Chief Accounting Officer for the period beginning on September 7, 2011 through September 30, 2011, and as interim Chief Financial Officer and Secretary for the period beginning on October 1, 2011 through March 7, 2012. The Ranker Agreement was amended on March 16, 2012 to extend the employment period to September 7, 2012. A copy of the Ranker

Agreement was filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 1, 2011. Mr. Ranker resigned as an officer of our company effective December 31, 2013. Since January 2014 he has served as a member of our Board of Directors.

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

If we had terminated Mr. Ranker’s employment without Cause (as defined in the Ranker Agreement), or if Mr. Ranker had terminated his employment for good reason (as defined in the Ranker Agreement), then: (i) Mr. Ranker would have been entitled to receive base salary, pay for accrued but unused paid time off and reimbursement for expenses through the termination date; provided that if Mr. Ranker’s employment had terminated at any time prior to March 7, 2012, Mr. Ranker would have been entitled to receive payments of base salary in an amount such that the aggregate amount of base salary payments made to Mr. Ranker (including any such payments that were made prior to the termination date) would have equaled $137,500; and (ii) all common stock purchase options granted to Mr. Ranker would have been fully vested and exercisable upon such termination and would have remained exercisable in accordance with the applicable grant agreements.

If we had terminated Mr. Ranker’s employment for Cause or Mr. Ranker had terminated his employment other than for good reason, then Mr. Ranker would have been entitled to receive base salary, pay for accrued but unused paid time off and reimbursement for expenses through the termination date. The vesting of any outstanding common stock purchase options would have ceased on the termination date, and any then un-vested outstanding options would have terminated (with any then-vested outstanding options vested and exercisable as specified in the applicable option grant agreements).

In general, Mr. Ranker had agreed: (i) not to compete with us during the employment term and for six (6) months thereafter; (ii) not to solicit our employees for six (6) months following the end of the employment term; and (iii) not to solicit or accept business from, or perform or supervise the performance of any services related to such business from, certain clients, former clients and prospective clients of our company during the employment term and for six (6) months thereafter. The non-compete and non-solicitation agreements described in (i) and (iii) above are only applicable if Mr. Ranker’s employment had been terminated for Cause, and the non-solicitation agreement described in (ii) above is not applicable if Mr. Ranker’s employment is terminated by us without Cause or by Mr. Ranker for good reason.

Outstanding Equity Awards at Fiscal Year End

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2013:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
J. Michael French	(1)	10,501	—	—	$50.80	6/23/18	—	—	—	—
	(2)	10,501	—	—	$90.80	6/23/18	—	—	—	—
	(3)	10,500	—	—	$130.80	6/23/18	—	—	—	—
	(4)	6,000	—	—	$60.80	5/20/19	—	—	—	—
	(5)	7,970	—	—	$24.50	10/14/20	—	—	—	—
	(6)	33,833	9,667	—	$2.00	8/26/21

Richard T. Ho, M.D., Ph.D.	(7)	22,500	7,500	—	$2.10	9/2/21	—	—	—	—

Philip C. Ranker	(8)	2,500	—	—	$2.20	9/7/21	—	—	—	—

(1)	The options became exercisable on June 23, 2009.

(2)	The options vested in four equal quarterly increments on September 10, 2009, December 10, 2009, March 10, 2010 and June 10, 2010.

(3)	The options vested in four equal quarterly increments on September 10, 2010, December 10, 2010, March 10, 2011 and June 10, 2011.

(4)	One-third of the options vested on May 20, 2010. The remaining options vested quarterly in equal installments during the two-year period commencing after May 20, 2010.

(5)	One-third of the options vested on October 14, 2011. The remaining options vested quarterly in equal installments during the two-year period commencing after October 14, 2011.

(6)	One-third of these options vested on August 26, 2012. The remaining options vest in 24 equal monthly installments during the two-year period commencing after August 26, 2012.

(7)	One-third of these options vested on September 2, 2012. The remaining options were scheduled to vest quarterly in equal installments during the two-year period commencing after September 2, 2012.

(8)	The options vested on September 7, 2012.

Option repricings

We have not engaged in any option repricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2013.

Compensation of Directors

2013 Compensation Table

The following Director Compensation table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2013. None of the persons listed in the table below held any options to purchase shares of our common stock as of December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Stefan Loren, Ph.D. (5)	$—	—	$—	—	$—
Joseph W. Ramelli (5)	—	—	—	—	—
Subtotal	—	—	—	—	—
Total	$—	—	$—	—	$—

(1)	Due to our recent financial condition, none of the persons serving as our non-employee directors during the 2013 fiscal year, each of whom was appointed in August 2012 and each of whom is currently serving as a member of our Board of Directors, received any cash payments during 2012 or 2013 in connection with their service to our company. However, in January 2014 we issued to each such non-employee director 151,000 shares of common stock in lieu of approximately $50,000 of fees otherwise due to such director with respect to his service on the Board representing approximately $10,000 of fees from the period August 2012 through December 2012 and approximately $40,000 of fees for 2013.

J. Michael French, current director, President and CEO, has not been included in the Director Compensation Table because he is a Named Executive Officer and does not receive any additional compensation for services provided as a director. Mr. Ranker, who currently serves on our Board of Directors and was a Named Executive Officer with respect to the 2013 fiscal year, did not serve as a member of our Board of Directors during 2013.

Annual Cash Retainer for 2013: With respect to the 2013 fiscal year, the annual cash retainer was: (i) $26,000 for non-employee members of the Board, (ii) $15,000 for the Chairman of the Audit Committee, (iii) $12,000 for the Chairman of the Compensation Committee, (iv) $10,000 for the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Strategy and Deal Committee, and (v) $22,000 for the Chairman of the Board. In addition, each non-employee director who served as a member of any of the standing committees of the Board of Directors (other than the chair of any such committee) was entitled to an annual cash retainer of $5,000 for service on each such committee. Due to our financial condition, none of the non-employee members of the Board who served on the Board during 2013 received any cash payments during 2013 in connection with their service to our company. However, in January 2014 we issued to each such non-employee director 151,000 shares of common stock in lieu of approximately $50,000 of fees otherwise due to such director with respect to his service on the Board representing approximately $10,000 of fees from the period August 2012 through December 2012 and approximately $40,000 of fees for 2013.

Annual Equity Grant for 2012: Notwithstanding any policies to the contrary, we did not make any equity grants to any of the non-employee members of our Board during the 2013 fiscal year, and such directors have waived receipt of any such equity grants.

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

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
J. Michael French, Director, President and CEO	1,221,310	(1)	4.7%
Stefan Loren, Ph.D., Director	185,335	(2)	*
Joseph W. Ramelli, Director	207,603		*
Richard T. Ho, M.D., Ph.D., Former CSO	420,000	(3)	*
Philip C. Ranker, Director	900,053	(4)	3.5%
Daniel E. Geffken, Interim CFO	33,600	(5)	*
All directors and executive officers as a group (6 persons)	2,967,901	(6)	11.5%

5% Shareholders:

Ditty Properties Limited Partnership	1,500,000		5.8%
c/o Voldal Wartelle & Co.
13343 Bel-Red Road
Bellevue, WA 98005-2333

*	Beneficial ownership of less than 1.0% is omitted.

(1)	Includes presently exercisable options to purchase 88,972 shares of common stock. Pursuant to a settlement agreement, certain securities beneficially owned by Mr. French are held in constructive trust by Mr. French for the benefit of Mr. French and his former spouse.
(2)	Includes presently exercisable warrants to purchase 4,032 shares of common stock.
(3)	Includes presently exercisable options to purchase 30,000 shares of common stock.
(4)	Includes presently exercisable options to purchase 2,500 shares of common stock.
(5)	Consists of presently exercisable warrants to purchase up to 33,600 shares of common stock issued to Danforth Advisors, LLC.
(6)	Includes presently exercisable options to purchase 121,471 shares of common stock and presently exercisable warrants to purchase 37,632 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides aggregate information as of December 31, 2013 with respect to all of the compensation plans under which our common stock is authorized for issuance, including our Amended and Restated 2000 Nonqualified Stock Option Plan (the “2000 Plan”), our 2002 Stock Option Plan (the “2002 Plan”), our 2004 Stock Incentive Plan (the “2004 Plan”) and our 2008 Stock Incentive Plan (the “2008 Plan”), along with options granted outside of our equity compensation plans:

	(a)		(b)	I
				Number of Securities
				Remaining Available for
				Future Issuance Under Equity
	Number of Securities to be		Weighted-Average	Compensation Plans
	Issued Upon Exercise of		Exercise Price of	(Excluding Securities
	Outstanding Options		Outstanding Options	Reflected in Column(a))
Equity compensation plans approved by security holders	249,095	(1)(4)	32.4	11,588	(3)
Equity compensation plans not approved by security holders	29,928	(2)	99.4	-
Total	279,023		39.46	11,588

(1)	Consists of: (i) 13,897 shares of common stock underlying awards made pursuant to the 2002 Plan; (ii) 10,926 shares of common stock underlying awards made pursuant to the 2004 Plan and (iii) 224,272 shares of common stock underlying awards made pursuant to the 2008 Plan.

(2)	Consists of 2,428 shares of common stock underlying awards made pursuant to the 2000 Plan and 27,500 shares of common stock underlying options awarded to J. Michael French, CEO and President, as an inducement to enter into his employment contract with us in June 2008. Under the 2000 Plan, we were authorized to grant non-qualified stock options to purchase a maximum of 25,000 shares of common stock to our employees, officers, directors and consultants.

(3)	Includes zero shares of common stock available for future issuance under the 2007 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2013. The ESPP was terminated in 2012.

(4)	This table does not include equity awards that have been assumed by us in connection with our acquisition of Cequent Pharmaceuticals, Inc. As of December 31, 2013, an additional 5,806 shares of our common stock were subject to outstanding stock options assumed in connection with our acquisition of Cequent Pharmaceuticals, Inc., with a weighted average exercise price of $32.40 per share. We will not make any future grants of equity awards under this assumed equity compensation plan.

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

Total fees to our independent registered public accounting firms for the years ended December 31, 2013 and 2012 were $0.085 million and $0.076 million, respectively, and were comprised of the amounts set forth below.

Audit Fees. The aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iii) consents and comfort letters issued in connection with equity offerings and (iv) services provided in connection with statutory and regulatory filings or engagements were $0.085 million for the year ended December 31, 2013 and $0.076 million for the year ended December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, State of Massachusetts, on August 4, 2014.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 4, 2014.

Signature	Title

/s/ J. Michael French	Chairman of the Board, President and Chief Executive Officer
J. Michael French	(Principal Executive Officer and Principal Financial Officer)

/s/ Philip C. Ranker	Director
Philip C. Ranker

/s/ Stefan Loren	Director
Stefan Loren, Ph.D.

/s/ Joseph W. Ramelli	Director
Joseph W. Ramelli

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.7	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

4.1	Rights Agreement, dated February 22, 2000, between the Registrant and American Stock Transfer & Trust Company, LLC as Rights Agent (filed as Exhibit 1 to our Current Report on Form 8-K dated February 22, 2000, and incorporated herein by reference).

4.2	Amendment No. 1 to Rights Agreement dated as of January 17, 2007 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

4.3	Amendment No. 2 to Rights Agreement dated as of March 17, 2010 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 5, 2010, and incorporated herein by reference).

4.4	Amendment No. 3 to Rights Agreement dated as of March 31, 2010 by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.3 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

4.5	Form of Amended and Restated Common Stock Purchase Warrant originally issued by the Registrant in April 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.6	Form of Common Stock Purchase Warrant issued by the Registrant in June 2009 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 10, 2009, and incorporated herein by reference).

4.7	Form of Common Stock Purchase Warrant issued by the Registrant in December 2009 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated December 22, 2009, and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrant issued by the Registrant in January 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 13, 2010, and incorporated herein by reference).

4.9	Form of Subscription Investment Unit issued by the Registrant in November 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant issued by the Registrant in November 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.11	Form of Warrant Certificate issued by the Registrant in February 2011 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.12	Form of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.13	Form of Series A Warrant (Common Stock Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.13 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-173108) filed with the SEC on May 10, 2011, and incorporated herein by reference).

4.14	Form of Series B Warrant (Unit Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated May 17, 2011, and incorporated herein by reference).

4.15	Form of Warrant to Purchase Common Stock issued by the Registrant to Socius CG II, Ltd. (filed as Exhibit 4.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

4.16	Form of 15% Secured Promissory Note issued by the Registrant in February 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.17	Form of Common Stock Purchase Warrant issued by the Registrant to the holders of the 15% Secured Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant issued by the Registrant in March 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

4.19	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our

Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.1	Lease Termination Agreement, effective as of October 1, 2012, between the Registrant and Ditty Properties Limited Partnership (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.2	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**

10.3	Letter Agreement, dated August 7, 2012, between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 2, 1012, and incorporated herein by reference).**

10.4	The Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 4.4 to our Registration Statement on Form S-8, File No. 333-49514, and incorporated herein by reference).**

10.5	Amendment No. 1 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.6	Amendment No. 2 to the Registrant’s Amended and Restated 2000 Nonqualified Stock Option Plan (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.7	The Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).**

10.8	Amendment No. 1 to the Registrant’s 2002 Stock Option Plan (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.9	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).**

10.10	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).**

10.11	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).**

10.12	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.13	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).**

10.14	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.15	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).**

10.16	Patent Assignment and License Agreement, dated May 21, 2008, by and between the Registrant and Ribotask ApS (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.17	Amendment No. 1, dated October 9, 2008, to the Patent Assignment and License Agreement by and between the Registrant and Ribotask ApS (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.18	Amendment No. 2, dated June 18, 2009, to the Patent Assignment and License Agreement by and between the

Registrant and Ribotask ApS (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.19	Amendment No. 3, dated June 4, 2010, to the Patent Assignment and License Agreement by and between the Registrant and Ribotask ApS (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.20	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**

10.21	Form of Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2007, and incorporated herein by reference).**

10.22	Form of Omnibus Amendment to Certain Grant Agreements, dated May 4, 2007 (filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).**

10.23	The Registrant’s 2007 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-146183, and incorporated herein by reference).**

10.24	Cequent Pharmaceuticals, Inc.’s 2006 Stock Incentive Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-8, File No. 333-170071, and incorporated herein by reference).**

10.25	Amendment No. 1, dated October 31, 2006, to Cequent Pharmaceuticals, Inc.’s 2006 Stock Incentive Plan (filed as Exhibit 10.4 to our Registration Statement on Form S-8, File No. 333-170071, and incorporated herein by reference).**

10.26	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.27	Form of Director’s and Officer’s Indemnification Agreement (filed as Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).**

10.28	Employment Agreement effective as of September 1, 2011 by and between the Registrant and Richard T. Ho, M.D., Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 1, 2011, and incorporated herein by reference).**

10.29	Letter Agreement, dated August 7, 2012, between the Registrant and Richard T. Ho, M.D., Ph.D. (filed as Exhibit 10.4 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).**

10.30	Employment Agreement effective as of September 7, 2011 by and between the Registrant and Philip C. Ranker (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 1, 2011, and incorporated herein by reference).**

10.31	Amendment No. 1, dated as of February 27, 2012, to the Employment Agreement, effective as of September 7, 2011, by and between the Registrant and Philip C. Ranker (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2012, and incorporated herein by reference).**

10.32	Letter Agreement, dated August 7, 2012, between the Registrant and Philip C. Ranker (filed as Exhibit 10.3 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).**

10.33	License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on February 22, 2012, and incorporated herein by reference). (1)

10.34	Note and Warrant Purchase Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.35	First Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated April 30, 2012,

among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.80 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.36	Second Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated May 31, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.37	Third Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 3, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).

10.38	Fourth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated October 4, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.39	Fifth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated February 7, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2013, and incorporated herein by reference).

10.40	Sixth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 9, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).

10.41	Security Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc. and Genesis Capital Management, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.42	Intellectual Property Security Agreement, dated as of February 10, 2012, by the Registrant, Cequent Pharmaceuticals, Inc. and MDRNA Research, Inc. in favor of Genesis Capital Management, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement, dated as of March 19, 2012, between and among the Registrant and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.44	Placement Agent Agreement, dated March 19, 2012, between the Registrant and Rodman & Renshaw, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.45	Exclusive License Agreement, effective as of March 13, 2012, by and between the Registrant and ProNAi Therapeutics, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated March 13, 2012, and incorporated herein by reference).(1)

10.46	Term Sheet for Convertible Preferred Stock Financing (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2014, and incorporated herein by reference).

10.47	Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.48	Consulting Agreement, dated as of January 9, 2014, by and between the Registrant and Danforth Advisors, LLC (filed as Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).**

21.1	Subsidiaries of the Registrant.(2)

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.(2)

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

101LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

