Form 10-Q
period 2013-03-31
Marina Biotech, Inc.
filed 2014-08-07
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1559, Bothell, WA	98041
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

July 28, 2014	Common stock — $0.006 par value	25,626,450

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
(In thousands, except share data)	2012	2013
ASSETS
Current assets:
Cash	$216	$99
Restricted cash	380	-
Accounts receivable	7	5
Prepaid expenses and other current assets	129	90
Total current assets	732	194
Intangible assets	6,700	6,700
Other assets	21	-
Total assets	$7,453	$6,894

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,606	$1,673
Accrued payroll and employee benefits	755	1,010
Accrued interest	73	60
Other accrued liabilities	1,236	1,037
Accrued restructuring	392	12
Notes payable	1,440	1,511
Other debt	10	8
Deferred revenue	115	115
Total current liabilities	5,627	5,426
Fair value liability for price adjustable warrants	4,169	2,469
Fair value of stock to be issued to settle liabilities	901	523
Fair value of features embedded within notes payable	-	315
Deferred tax liabilities	2,384	2,384
Total liabilities	13,081	11,117
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 16,937,661 shares issued and outstanding at December 31, 2012 and March 31, 2013	324,112	324,141
Accumulated deficit	(329,740)	(328,364)
Total stockholders’ deficit	(5,628)	(4,223)
Total liabilities and stockholders’ deficit	$7,453	$6,894

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2012	2013
License and other revenue	$131	$-
Operating expenses:
Research and development	2,560	116
General and administrative	1,716	210
Restructuring	35	-
Total operating expenses	4,311	326
Loss from operations	(4,180)	(326)
Other income (expense):
Interest and other expense	(914)	(59)
Change in fair value liability for price adjustable warrants	270	2,042
Change in fair value of stock reserved for issuance to settle liabilities	-	377
Change in fair value of embedded features in notes payable and amendments to notes payable	-	272
Loss on debt extinguishment	-	(930)
Total other income (expense), net	(644)	1,702
Net income (loss)	$(4,824)	$1,376

Net income (loss) per common share
Basic	$(0.45)	$0.08
Diluted	$(0.45)	$0.06

Shares used in computing net income (loss) per share
Basic	10,700	16,938
Diluted	10,700	24,286

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2013
Operating activities:
Net income (loss)	$(4,824)	$1,376
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash loss on debt extinguishment	-	930
Non-cash interest expense	-	59
Compensation related to stock options, restricted stock and employee stock purchase plan	229	29
Depreciation and amortization	228	-
Loss on disposition of property and equipment	17	-
Non-cash restructuring charges	35	-
Non-cash amortization of discount on notes payable	878	-
Changes in fair market value of liabilities
Price adjustable warrants	(270)	(2,042)
Stock reserved for issuance to settle liabilities	-	(377)
Debt features	-	(272)
Changes in assets and liabilities
Accounts receivable	-	2
Prepaid expenses and other assets	251	59
Accounts payable	720	67
Deferred revenue	(51)	-
Accrued and other liabilities	(391)	54
Accrued restructuring	-	(380)
Net cash used in operating activities	(3,178)	(495)

Investing activities:
Change in restricted cash	(81)	380
Proceeds from the sale of property and equipment	107	-
Net cash provided by investing activities	26	380

Financing activities:
Proceeds from issuance of notes payable and warrants	1,500	-
Proceeds from sales of common shares and warrants, net	1,111	-
Insurance financing	-	(2)
Proceeds from exercise of warrants and employee stock purchase plan purchases	2	-
Net cash provided by (used in) financing activities	2,613	(2)
Net decrease in cash	(539)	(117)
Cash and cash equivalents — beginning of period	976	216
Cash and cash equivalents — end of period	$437	$99
Non-cash financing activities:
Issuance of common stock to settle liabilities	$107	$-
Supplemental disclosure:
Cash paid for interest	$2	$-

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2013 (Unaudited)

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

Marina Biotech, Inc. (collectively “Marina”, “the company”, “us” or “we”), in conjunction with our wholly-owned and financially consolidated subsidiaries, Cequent Pharmaceuticals, Inc. (“Cequent”), MDRNA Research, Inc. (“MDRNA”), and Atossa Healthcare, Inc. (“Atossa”), is a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA (“mRNA”) translational inhibition, exon skipping, miRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

We plan to focus our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. In addition, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, we had an accumulated deficit of approximately $328.4 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. During 2013, we funded operations with a combination of issuances of debt, license-related revenues, sales of reagents and services, and sales of property and equipment. At March 31, 2013, we had a working capital deficit of $5.2 million and $0.1 million in cash.

On February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6.0 million warrants to purchase one share of common stock for $0.75 per share, resulting in proceeds of $6.0 million. We believe that our current cash resources, which include the proceeds of the March 2014 offering, will enable us to fund our intended operations through May 2015.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any future period.

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

Fair Value of Financial Instruments —We consider the fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013:

		Level 1	Level 2	Level 3
	Balance at	Quoted prices in		Significant
	December 31,	active markets for	Significant other	unobservable
	2012	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$4,169	$-	$-	$4,169
Fair value liability for shares to be issued	901	901	-	-
Total liabilities at fair value	$5,070	$901	$-	$4,169

		Level 1	Level 2	Level 3
		Quoted prices in		Significant
	Balance at March	active markets for	Significant other	unobservable
	31, 2013	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,469	$-	$-	$2,469
Fair value liability for shares to be issued	523	523	-	-
Total liabilities at fair value	$2,992	$523	$-	$2,469

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the three month period from December 31, 2012 to March 31, 2013:

	Fair value	Weighted average as of each measurement date
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2012	$4,169	$0.28	$0.46	146%	4.64	0.66%
Fair value of warrants issued with note amendment 5	342	0.28	0.37	142%	5.5	1.09%
Change in fair value included in statement of operations	(2,042)	-	-	-	-	-
Balance at March 31, 2013	$2,469	$0.28	$0.25	140%	4.65	0.65%

Net Income (Loss) per Common Share — Basic net income (loss) per share of common stock has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the diluting effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2012	2013
Stock options outstanding	535,650	284,829
Warrants	11,251,086	1,306,058
Total	11,786,736	1,590,887

The following is a reconciliation of diluted weighted average shares outstanding:

	Three months ended March 31,
(In thousands)	2012	2013
Weighted average common shares outstanding	10,700	16,938
Assumed conversion of net common shares issuable under warrants	—	2,078
Assumed conversion of notes payable with conversion feature	—	5,270
Weighted average common and common equivalent shares outstanding, diluted	10,700	24,286

Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Note 2 — Restructuring Charges

The lease termination agreement we entered into in September 2012 required us to pay January and February 2013 rent totaling $0.38 million before the effective termination date of March 1, 2013. We also were obligated to perform an environmental test prior to a new tenant taking occupancy. We recorded the 2013 rent payments and the fee for testing as accrued restructuring in 2012 and paid the rent by allowing the landlord to draw on our letter of credit, which we cancelled when the balance reached zero in March 2013. The environmental test was conducted in 2014 upon new tenants occupying the facility, bringing the restructuring accrual balance to zero.

Note 3 — Notes Payable

Original Issuance and amendments— In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of the Company. In 2012, we executed a series of four amendments which modified the maturity dates and cash claims of the notes, as well as including additional conversion features. We issued warrants to purchase up to 6.9 million shares of the company before August 2018. These warrants were issued or reset to a $0.28 exercise price and may be subject to further downward exercise price adjustment.

Amendment Five — In February 2013, we amended the notes to a) extend the maturity date to April 2013 and b) in the event that the company was merged or consolidated, the company would repay the entire unpaid principal balance and all accrued and unpaid interest through the issuance of an aggregate number of shares of common stock calculated by converting the then total outstanding principal and interest at a value of $0.28 per share of common stock. We issued warrants to purchase up to 1.0 million shares of the company before August 2018. These warrants were price adjusted at a $0.28 exercise price.

Amendment Six – In August 2013, we amended the notes to a) extend the maturity date to March 2014, b) release our UNA technology from the collateral securing our obligations under the notes, and c) provide that we would pay a portion of any payments that we receive from the licensing, partnering or disposition of our technology, or from the sale of our debt or equity securities in a bona fide capital raising transaction, to the note holders. We issued Price Adjustable Warrants to purchase up to 4.0 million shares of the company before February 2019 at an exercise price of $0.28 per share.

During the three months ended March 31, 2012 and 2013, the Company recorded interest expense related to the notes of $.03 million in each period and a loss on extinguishments, and a gain on the change in the fair value of embedded derivatives of $0.93 million and $0.3 million, respectively, for the three months ended March 31, 2013.

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

During 2012, we executed compromise and release agreements with certain vendors to whom we owed $1.6 million. We reserved 3.9 million shares of our common stock to settle $1.2 million of the amounts outstanding. In 2012, we issued 3.8 million common shares and, at March 31, 2013, 0.1 million shares remained to be issued, with a fair value of $0.02 million.

In September 2012, as part of the lease termination agreement, we agreed to issue 1.5 million shares of our common stock to a landlord. At March 31, 2013, the shares to be issued had a fair value of $0.38 million. The shares were issued in March 2014 and had a value of $1.1 million.

As part of the asset purchase agreement that we entered into with Novosom in July 2012, we are obligated to pay Novosom 30% of any payments received by us for sub-licensed SMARTICLES® technology. The consideration is payable in a combination of cash (no more than 50% of total due) and common stock, at our discretion. For such consideration, we issued a total of 0.34 million shares with a fair value of $.11 million in January and September 2012, and committed an additional 0.51 million shares for future issuance. At March 31, 2013, the fair value of these 0.51 million shares was $0.13 million. In

December 2013, the Company committed an additional 0.5 million shares for future issuance to Novosom. All remaining shares due Novosom, for current sub-licenses were issued in March 2014.

During 2014, we issued 2.69 million shares of common stock to employees and board members in settlement of amounts due under certain employment agreements and accrued board fees.

Warrants — In February 2012, we received net proceeds of approximately $1.5 million from the issuance of 15% secured promissory notes and Price Adjustable Warrants to purchase up to 3.7 million shares of our common stock. Through a series of note amendments in 2012, we issued additional Price Adjustable Warrants to purchase 3.2 million shares of our common stock. At March 31, 2013, all of these Price Adjustable Warrants had been adjusted to an exercise price of $0.28 per share and were potentially subject to further downward exercise price adjustments, including as a result of subsequent financings. These Price Adjustable warrants expire between August 2017 and April 2018.

In February 2013, an amendment was executed that extended the maturity date to the end of April 2013, and retained all of the terms of the notes as amended in 2012. For consideration of this amendment, we issued additional warrants to purchase up to 1.0 million shares at a price of $0.28, such price being downward adjustable, including as a result of subsequent financings. In August 2013, an amendment was executed that extended the maturity date to the end of March 2014 and replaced the previously amended features and terms of the notes with a limited claim on cash received as a result of financings or license payments and the balance of principal and accrued interest convertible to financing securities at the effective price paid for the securities by other parties. For consideration of this amendment, we issued additional warrants to purchase up to 4.0 million common shares at a price of $0.28, such price being downward adjustable, including as a result of subsequent financings.

In January 2014, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant who is our interim chief financial officer. These warrants vest over two years, have a fixed strike price of $0.48, expire in January 2024 and have an immaterial fair value.

During 2014, we issued approximately 1.2 million shares upon net share exercise of warrants.

The following summarizes warrant activity during the three months ended March 31, 2013.

		Weighted
	Warrant	Average
	Shares	Exercise Price
Outstanding, December 31, 2012	11,916,801	$1.71
Issued	1,000,000	0.28
Outstanding, March 31, 2013	12,916,801	$1.61
Expiring in 2014	95,631
Expiring in 2015	285,345
Expiring in 2016	-
Expiring thereafter	12,535,825

Note 5 — Stock Incentive Plans

At March 31, 2013, options to purchase up to 0.28 million shares of our common stock were outstanding.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(In thousands)	2012	2013
Research and development	$113	$11
General and administrative	116	18
Total	$229	$29

 Stock Options — Stock option activity was as follows:

	2012		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding on January 1	576,773	$26.16	284,829	$39.46
Forfeitures and expirations	(41,181)	15.20	-	-
Outstanding on March 31	535,592	$27.09	284,829	$39.46
Exercisable as of March 31	188,937	$71.41	203,112	$54.19

The following table summarizes additional information on our stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.00 - $2.20	154,288	8.42	$2.02	75,571	$2.02
$11.60 - $24.50	11,175	7.26	22.44	8,175	21.69
$29.82 - $90.80	84,694	5.64	61.40	84,694	61.40
$127.60 - $167.60	28,166	5.21	136.60	28,166	136.60
$207.60 - $588.80	6,506	4.79	250.55	6,506	250.55
Totals	284,829	7.14	$39.46	203,112	$54.19
Exercisable	203,112	6.64

No options were granted in the three months ended March 31, 2013.

At March 31, 2013, we had $0.15 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 17 months.

At March 31, 2013, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised during the three months ended March 31, 2013.

Note 6 — Intellectual Property and Collaborative Agreements

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

Note 7 — Commitments and Contingencies

 Standby Letter of Credit/Leases— In connection with the lease of our Bothell, Washington facility, we provided the landlord a $1.2 million stand-by letter of credit. The landlord drew $0.38 million in rent charges from the letter of credit in January and February 2013, before the credit facility was terminated in March 2013. At March 1, 2013, the Company had exited all facility leases, and the only remaining commitment was to issue 1.5 million common shares to the landlord.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 8 — Subsequent Events

All material subsequent events have been included within footnotes 1, 2, 3, 4 and 6 of the Condensed Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding in the future; (ii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

Background

We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from others in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA (“mRNA”) translational inhibition, exon skipping, miRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

We plan to focus our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. In addition, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

Cash Position and Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2013, we had an accumulated deficit of approximately $328.4 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common stock, preferred stock and warrants, revenue provided by our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. We have recently funded operations with a combination of sales of equity, issuances of debt, license-related receipts, sales of reagents and services, and sales of property and equipment. At March 31, 2013, we had a working capital deficit of $5.2 million and $0.1 million in cash.

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

Funding of Operations

Notes and Price Adjustable Warrants

Original Issuance and amendments— In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of the Company. In 2012, we executed a series of four amendments which modified the maturity dates and cash claims of the notes, as well as including additional conversion features. We issued warrants to purchase up to 6.9 million shares of the company before August 2018. These warrants were issued or reset to a $0.28 exercise price and may be subject to further downward exercise price adjustment.

Amendment Five — In February 2013, we amended the notes to a) extend the maturity date to April 2013 and b) in the event that the company was merged or consolidated, the company would repay the entire unpaid principal balance and all accrued and unpaid interest through the issuance of an aggregate number of shares of common stock calculated by converting the then total outstanding principal and interest at a value of $0.28 per share of common stock. We issued warrants to purchase up to 1.0 million shares of the company before August 2018. These warrants were price adjusted at a $0.28 exercise price.

Amendment Six – In August 2013, we amended the notes to a) extend the maturity date to March 2014, b) release our UNA technology from the collateral securing our obligations under the notes, and c) provide that we would pay a portion of any payments that we receive from the licensing, partnering or disposition of our technology, or from the sale of our debt or equity securities in a bona fide capital raising transaction, to the note holders. We issued Price Adjustable Warrants to purchase up to 4.0 million shares of the company before February 2019 at an exercise price of $0.28 per share.

Licensing and Sale of Property and Equipment

During the three months ended March 31, 2013, we received an aggregate of $.03 million in cash payments from licensing and the sale of property and equipment.

Restructuring/Expense Reduction

In June 2012, because of our financial condition, we furloughed approximately 90% of our employees and ceased substantially all daily operations of our Company. By October 2012, substantially all of the furloughed employees were terminated. Since October 2012, we had 11 employees, including all of our executive officers, most of whom have remained on furlough or have worked for a reduced or accrued salary. The effective terms of the furlough program include cancellation of employee benefits plans; elimination of salary and payroll tax accrual for unpaid periods, unless under employment contract; maintenance of, but no further addition to, previously accrued paid time with employee release of the Company’s obligation to pay the balance on formal termination; and continuation of option vesting per original grant terms. As of July 14, 2014, only the CEO remains an employee. All other employees have either resigned or been terminated.

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

Cash flows

Our operating activities used cash of approximately $0.5 million in the three months ended March 31, 2013, compared to approximately $3.2 million in the quarter ended March 31, 2012. In the three months ended March 31, 2013, cash used in operating activities related primarily to funding our net loss, adjusted for non-cash gains totaling $2.7 million related to changes in the fair value of the liability for price adjustable warrants, stock reserved to settle liabilities and embedded derivatives. Non-cash expenses totaling $1.0 million included the loss on debt extinguishment, interest expense and stock compensation. Changes in operating assets and liabilities used $0.2 million mostly from changes in the accrued restructuring. During the three months ended March 31, 2012, cash used in operating activities related primarily to funding our net loss, adjusted for changes in the liability for fair value of price adjustable warrants and subscription investment units, offset in part by non-cash amortization of the discount on notes payable, stock-based compensation, depreciation and amortization, changes in accounts payable and changes in prepaid and other assets. Throughout the remainder of 2013, we raised funds to support our minimized business operations. The March 2014 funding of $6.0 million is being used to resume business and R&D activities.

Our investing activities provided cash of approximately $0.38 million in the three months ended March 31, 2013, compared to providing cash in the amount of approximately $0.03 million in the three months ended March 31, 2012. In the three months ended March 31, 2013, cash was drawn from our letter of credit associated with our lease termination. In the three months ended March 31, 2012, cash provided by investing activities was cash received from sales of property and equipment.

Our financing activities used approximately $0.002 million in the three months ended March 31, 2013, compared to approximately $2.6 million provided in the three months ended March 31, 2012. Changes in cash from financing activities are primarily due to note re-financings. In February 2012, we received net proceeds of $1.5 million from the issuance of notes payable and warrants to purchase shares of common stock. In March 2012, we raised net proceeds of approximately $1.1 million through an offering of shares of common stock and warrants to purchase shares of common stock.

Summary

We believe that our existing cash resources, which include the proceeds of the March 2014 offering, will enable us to fund our intended operations through May 2015. The market value and the volatility of our stock price, as well as our historical financial situation and general market conditions, could make it difficult for us to complete a financing or collaboration transaction on favorable terms, or at all. Any financing we obtain may further, and substantially, dilute or otherwise impair the ownership interests of our current stockholders. If we fail to obtain significant additional capital in the future, we will be forced to further delay, reduce or eliminate some or all of our planned activities.

Consolidated Results of Operations

Comparison of Results of Operations

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Change
(In thousands, except percentage data)	2012	2013	$	%
License and other revenue	$131	$-	$(131)	-100%
Operating expenses:
Research and development	2,560	116	(2,444)	-95%
General and administrative	1,716	210	(1,506)	-88%
Restructuring	35	-	(35)	-100%
Total operating expenses	4,311	326	(3,985)	-92%
Loss from operations	(4,180)	(326)	3,854	-92%
Other income (expense):
Interest and other expense	(914)	(59)	855	-94%
Change in fair value liability for price adjustable warrants	270	2,042	1,772	656%
Change in fair value of stock reserved for issuance to settle Liabilities	-	377	377
Change in fair value of embedded features in notes and amendments to notes	-	272	272
Loss on debt extinguishment	-	(930)	(930)
Total other income (expense), net	(644)	1,702	2,346	-364%
Net income (loss)	$(4,824)	$1,376	$6,200	-129%

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2013

Revenue. We had the following revenues by customer in the three months ended March 31, 2012:

2012
Mirna Therapeutics	61%
Debiopharm S.A.	20%
Others	19%
Total	100%

Revenue. Revenue was approximately $0.1 million in the three months ended March 31, 2012. There were no revenues for the three months ended March 31, 2013. Revenue in 2012 consisted of R&D services under our various agreements. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expense for the three months ended March 31, 2013 decreased by 95% to $0.1 million compared to approximately $2.6 million in the prior year period, due to the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 92% from $1.3 million in the first quarter of 2012 to $0.1 million in the first quarter of 2013 due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees thereafter.

•	Infrastructure-related expenses (rent, utilities, property taxes), equipment depreciation and maintenance, R&D allocated information technology (“IT”) and communications expenses decreased by 100% from $0.94 million in the first quarter of 2012 to an immaterial amount in the first quarter of 2013 due to the lease termination in Massachusetts, the sale or disposal of all property and equipment, and elimination of IT and communications expenses with the reduction in workforce and exiting of facilities.

•	The cessation of spending on substantially all non-clinical research, including supplies and R&D consulting, in the middle of 2012 resulted in a decline of 100% from $0.18 million in the first quarter of 2012 to an immaterial amount in the first quarter of 2013.

•	Clinical trial expenses decreased by 100% from $0.32 million in the first quarter of 2012 to $0 in the first quarter of 2013 due to our financial constraints limiting our ability to continue to execute clinical trials for FAP.

In general, our R&D expenses decreased in 2013 compared to 2012 as a result of a full year of limited business operations in 2013 compared to partial year activity in 2012, but we continued to fund our business operations through the licensing of our technologies. Upon the March 2014 receipt of significant funding, we had the funds necessary to resume spending on the development of our FAP program.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs decreased by 88% to $0.2 million in the three months ended March 31, 2013, compared to approximately $1.7 million in the prior year period as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 76% from $0.85 million in the first three months of 2012 to $0.2 million in the first three months of 2013 due to the mid-year 2012 furlough program and termination that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees thereafter.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 73% from $1.1 million in the first three months of 2012 to $0.3 million in the first three months of 2013, primarily due to reduced board fees, reduced franchise taxes due to calculation methodology and reduced accounting and legal fees.

•	Also included in G&A in the first three months of 2013 was a credit of $0.3 million due to the reversal of a prior period financing-related liability that was deemed closed.

In general, G&A expenses decreased in 2013 compared to 2012, due to significantly reduced daily business operations. Our largest expenses were patent maintenance fees and officer salaries.

Restructuring. Restructuring expense decreased 100% from $0.04 million in the first three months of 2012 to $0 in the first three months of 2013. The 2012 charge was related to the closing of our Cambridge, Massachusetts facility.

 Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The gain associated with this mark-to-fair value requirement increased 697% from $0.3 million during the first three months of 2012 to $2.0 million during the first three months of 2013. The largest drivers of the change in the value of the liability are the number of price adjustable securities being revalued, with 3.4 million being added between the revaluation periods, and our stock price, which went from $0.65 to $0.25 at March 31, 2012 and 2013, respectively. This change in stock price decreases the liability and increases our gain on the consolidated statements of operations.

Change in fair value liability for stock to be issued. During the first three months of 2013, we recognized a $0.38 million gain associated with the change in the value of share-based payments contractually obligated, but not yet issued. As of March 31, 2013, we had contractually pledged 0.1 million shares to a vendor to partially settle an account payable, 0.5 million shares to Novosom to settle amounts owed under our license agreement, and 1.5 million shares to our landlord as part of our lease termination agreement. These shares were re-valued and the decrease in the value of the liability was recorded as a gain in the consolidated statements of operations.

Change in fair value of features embedded in notes payable. During the first three months of 2013, a $0.3 million gain was recorded for the change in fair value of features embedded in our notes payable. Certain features introduced within the notes payable and subsequent amendments are defined as separable units of accounting and represent stand-alone liabilities carried at fair value on the balance sheet. Such features include the right to convert at the note holders’ discretion and conversion price protection in the event of a sale of the company at a significant discount. These features are revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features is tied to the stock price, such that price declines from the time the features were introduced to March 31, 2013 reduced the liabilities and recorded a gain on the consolidated statements of operations. The fair value of the embedded features is also impacted by subsequent changes to or expiration of the embedded features themselves. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of the existing debt is extinguished on the date of the amendment. The warrants and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. As a result of extinguishment accounting, $0.3 million of the fair value of warrants issued in connection with the amendments were expensed in the first three months of 2013, as well as $0.6 million of fair value of embedded features within the terms of the notes, including conversion price protection and discretionary conversion rights.

Interest and other expense. During the first three months of 2013 and 2012, through our issuance of notes and associated amendments, we recorded $0.06 million and $0.9 million, respectively, in interest and other expense. The initial issuance of warrants in connection with the notes was treated as debt discount and was amortized as interest and other expense over the original loan and extended term. The first amendment was treated as a troubled debt restructuring and the fair value of the warrants associated with the first amendment was expensed on the effective date of the first amendment. The remaining amendments, including the fifth and sixth in 2013, required extinguishment, so the fair value of the associated warrants was expensed on the date of the amendments. Interest and financing cost amortization resulted in $0.2 million in the first quarter of 2012, with warrant related expensing representing the remaining $0.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.

(b)   Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2012 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by the 2012 Form 10-K and during subsequent reporting periods, including the period covered by this report, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Cambridge, Massachusetts, on August 6, 2014.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)     Filed Herewith.

(2)     Furnished Herewith.

