Form 10-Q
period 2013-06-30
Marina Biotech, Inc.
filed 2014-08-07
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except share data)	2012	2013
ASSETS
Current assets:
Cash	$216	$97
Restricted cash	380	-
Accounts receivable	7	5
Prepaid expenses and other current assets	129	56
Total current assets	732	158
Intangible assets	6,700	6,700
Other assets	21	-
Total assets	$7,453	$6,858
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,606	$1,580
Accrued payroll and employee benefits	755	1,258
Accrued interest	73	122
Other accrued liabilities	1,236	1,094
Accrued restructuring	392	12
Notes payable	1,440	1,511
Other debt	10	4
Deferred revenue	115	-
Total current liabilities	5,627	5,581
Fair value liability for price adjustable warrants	4,169	2,530
Fair value of stock to be issued to settle liabilities	901	565
Deferred tax liabilities	2,384	2,384
Total liabilities	13,081	11,060
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized: no shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.006 par value; 180,000,000 shares authorized, 16,937,661 shares issued and outstanding at December 31, 2012 and June 30, 2013	324,112	324,169
Accumulated deficit	(329,740)	(328,371)
Total stockholders’ deficit	(5,628)	(4,202)
Total liabilities and stockholders’ deficit	$7,453	$6,858

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2013	2012	2013
License and other revenue	$1,658	$315	$1,789	$315
Operating expenses:
Research and development	1,193	99	3,753	215
General and administrative	992	402	2,708	612
Restructuring	-	-	35	-
Total operating expenses	2,185	501	6,496	827
Loss from operations	(527)	(186)	(4,707)	(512)
Other income (expense):
Interest and other expense	(1,351)	(63)	(2,265)	(122)
Gain on sale of equipment	-	30	-	30
Change in fair value liability for price adjustable warrants	2,958	(61)	3,228	1,981
Change in fair value of stock reserved for issuance to settle liabilities	-	(42)	-	335
Change in fair value of embedded features in notes payable and amendments to notes payable	-	315	-	587
Loss on debt extinguishment	-	-	-	(930)
Total other income (expense), net	1,607	179	963	1,881
Net income (loss)	$1,080	$(7)	$(3,744)	$1,369

Net income (loss) per common share
Basic	$0.09	$(0.00)	$(0.33)	$0.08
Diluted	$0.09	$(0.00)	$(0.33)	$0.06

Shares used in computing net income (loss) per share
Basic	12,221	16,938	11,460	16,938
Diluted	12,400	16,938	11,460	22,985

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2013
Operating activities:
Net income (loss)	$(3,744)	$1,369
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash loss on debt extinguishment	-	930
Non-cash interest expense	-	122
Compensation related to stock options, restricted stock and employee stock purchase plan	344	57
Depreciation and amortization	395	-
Loss (gain) on disposition of property and equipment	17	(30)
Non-cash restructuring charges	35	-
Non-cash amortization of discount on notes payable	2,175	-
Changes in fair market value of liabilities
Price adjustable warrants	(3,228)	(1,981)
Debt features	-	(587)
Stock reserved for issuance to settle liabilities	-	(335)
Changes in assets and liabilities
Accounts receivable	(250)	2
Prepaid expenses and other assets	393	94
Accounts payable	1,008	(26)
Deferred revenue	(166)	(115)
Accrued and other liabilities	(452)	357
Accrued restructuring	-	(380)
Net cash used in operating activities	(3,473)	(523)

Investing activities:
Change in restricted cash	13	380
Proceeds from the sale of property and equipment	107	30
Net cash provided by investing activities	120	410

Financing activities:
Proceeds from issuance of notes payable and warrants	1,500	-
Insurance financing	-	(6)
Proceeds from sales of common shares and warrants, net	1,111	-
Payments on notes payable	(140)	-
Proceeds employee stock purchase plan purchases	2	-
Net cash provided by (used in) financing activities	2,473	(6)
Net decrease in cash	(880)	(119)
Cash and cash equivalents — beginning of period	976	216
Cash and cash equivalents — end of period	$96	$97
Non-cash financing activities:
Issuance of common stock to settle liabilities	$107	$-
Supplemental disclosure:
Cash paid for interest	$62	$-

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012 and 2013 (Unaudited)

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, we had an accumulated deficit of approximately $328.4 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. During 2013, we funded operations with a combination of issuances of debt, license-related revenues, sales of reagents and services, and sales of property and equipment. At June 30, 2013, we had a working capital deficit of $5.4 million and $0.097 million in cash.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any future period.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants, subscription investment units, and certain features embedded in notes, using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013:

		Level 1	Level 2	Level 3

	Balance at December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$4,169	$-	$-	$4,169
Fair value liability for shares to be issued	901	901	-	-
Total liabilities at fair value	$5,070	$901	$-	$4,169

		Level 1	Level 2	Level 3

	Balance at June 30, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,530	$-	$-	$2,530
Fair value liability for shares to be issued	565	565	-	-
Total liabilities at fair value	$3,095	$565	$-	$2,530

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the six month period from December 31, 2012 to June 30, 2013:

	Fair value	Weighted average as of each measurement date
	liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at December 31, 2012	$4,169	$0.28	$0.46	146%	4.64	0.66%
Fair value of warrants issued with note amendment 5	342	0.28	0.37	142%	5.5	1.09%
Change in fair value included in statement of operations	(1,981)	-	-	-	-	-
Balance at June 30, 2013	$2,530	$0.28	$0.27	128%	4.41	1.19%

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

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three and six months ended June 30,
	2012	2013
Stock options outstanding	521,834	284,829
Warrants	11,251,086	1,306,058
Total	11,772,920	1,590,887

The following is a reconciliation of diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2013	2012	2013
Weighted average common shares outstanding	12,221	16,938	11,460	16,938
Assumed conversion of net common shares issuable under warrants	179	—	—	650
Assumed conversion of notes payable with conversion feature	—	—	—	5,397
Weighted average common and common equivalent shares outstanding, diluted	12,400	16,938	11,460	22,985

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

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

 Note 3 — Notes Payable

Original Issuance and amendments — In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of the Company. In 2012, we executed a series of four amendments which modified the maturity dates and cash claims of the notes, as well as including additional conversion features. We issued warrants to purchase up to 6.9 million shares of the company before August 2018. These warrants were issued or reset to a $0.28 exercise price and may be subject to further downward exercise price adjustment.

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

Amendment Six — In August 2013, we amended the notes to a) extend the maturity date to March 2014, b) release our UNA technology from the collateral securing our obligations under the notes, and c) provide that we would pay a portion of any payments that we receive from the licensing, partnering or disposition of our technology, or from the sale of our debt or equity securities in a bona fide capital raising transaction, to the note holders. We issued Price Adjustable Warrants to purchase up to 4.0 million shares of the company before February 2019 at an exercise price of $0.28 per share.

During the six months ended June 30, 2012 and 2013, the Company recorded interest expense related to the notes of $2.3 million and $.05 million, respectively, a loss on extinguishments of $0 and $0.93 million, respectively, and a gain on the change in the fair value of embedded derivatives of $0 and $0.3 million, respectively.

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

During 2012, we executed compromise and release agreements with certain vendors to whom we owed $1.6 million. We reserved 3.9 million shares of our common stock to settle $1.2 million of the amounts outstanding. In 2012, we issued 3.8 million common shares and, at June 30, 2013, 0.1 million shares remained to be issued, with a fair value of $0.02 million.

In September 2012, as part of the lease termination agreement, we agreed to issue 1.5 million shares of our common stock to a landlord. At June 30, 2013, the shares to be issued had a fair value of $0.4 million. The shares were issued in March 2014 at a value of $1.1 million.

As part of the asset purchase agreement that we entered into with Novosom in July 2012, we are obligated to pay Novosom 30% of any payments received by us for sub-licensed SMARTICLES® technology. The consideration is payable in a combination of cash (no more than 50% of total due) and common stock (between 50% and 100% of total due), at our discretion. For such consideration, we issued a total of 0.34 million shares with a fair value of $.11 million in January and September 2012, and committed an additional 0.51 million shares for future issuance. At June 30, 2013, the pledged shares had a value $0.14 million. In December 2013, the Company committed another 0.5 million shares for future issuance to Novosom. All remaining shares due Novosom, for current sub-licenses, were issued in March 2014.

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

During 2014, we issued approximately 1.2 million shares upon net share exercise of warrants.

The following summarizes warrant activity during the six months ended June 30, 2013.

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	11,916,801	$1.71
Issued	1,000,000	0.28
Outstanding, June 30, 2013	12,916,801	$1.61
Expiring in 2014	95,631
Expiring in 2015	285,345
Expiring in 2016	-
Expiring thereafter	12,535,825

Note 5 — Stock Incentive Plans

At June 30, 2013, options to purchase up to 0.28 million shares of our common stock were outstanding.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2013	2012	2013
Research and development	$38	$11	$152	$22
General and administrative	77	17	192	35
Total	$115	$28	$344	$57

Stock Options — Stock option activity was as follows:

	2012		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	576,773	$26.16	284,829	$39.46
Forfeitures and expirations	(54,939)	17.05	-	-
Outstanding on June 30	521,834	$27.20	284,829	$39.46
Exercisable as of June 30	189,169	$70.70	213,377	$51.70

The following table summarizes additional information on our stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $2.20	154,288	8.17	$2.02	85,720	$2.02
$11.60 - $24.50	11,175	7.01	22.44	8,291	21.73
$29.82 - $90.80	84,694	5.39	61.40	84,694	61.40
$127.60 - $167.60	28,166	4.96	136.60	28,166	136.60
$207.60 - $588.80	6,506	4.54	250.55	6,506	250.55
Totals	284,829	6.89	$39.46	213,377	$51.70
Exercisable	213,377	6.48

No options were granted in the six months ended June 30, 2013.

At June 30, 2013, we had $0.14 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 14 months.

At June 30, 2013, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised during the periods ended June 30, 2012 and 2013.

Note 6 — Intellectual Property and Collaborative Agreements

Arcturus — In August 2013, we and Arcturus entered into a patent assignment and license agreement pursuant to which Arcturus was granted an assignment of select RNA related patents and certain transferable agreements, including agreements with Roche, dated February 2009, and the Tekmira agreement. We received an irrevocable, royalty-free, worldwide, non-exclusive sublicense to use the transferred technologies in the development and commercialization of our products. As compensation under this agreement, we received a one-time payment of $0.8 million.

Tekmira — In November 2012, we and Tekmira entered into a license agreement pursuant to which Tekmira was granted a worldwide, non-exclusive and selectively sub-licensable license to develop and commercialize products using our UNA technology. We received a $0.3 million upfront payment and an additional $0.2 million received in April 2013. This agreement was transferred to Arcturus as part of the patent assignment and license agreement in August 2013.

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

Note 7 — Commitments and Contingencies

 Standby Letter of Credit/Leases — In connection with the lease of our Bothell, Washington facility, we provided the landlord a $1.2 million stand-by letter of credit. The landlord drew $0.38 million in rent charges from the letter of credit in January and February 2013, before the credit facility was terminated in March 2013. At March 1, 2013, the Company had exited all facility leases, and the only remaining commitment was to issue 1.5 million common shares to the landlord.

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

Cash Position and Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2013, we had an accumulated deficit of approximately $328.4 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common stock, preferred stock and warrants, revenue provided by our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. We have recently funded operations with a combination of sales of equity, issuances of debt, license-related receipts, sales of reagents and services, and sales of property and equipment. At June 30, 2013, we had a working capital deficit of $5.4 million and $0.1 million in cash.

In February 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. In March 2014, we sold 1,200 shares of our Series C Convertible Preferred Stock and 6 million warrants to purchase one share of common stock for $0.75 per share, resulting in net proceeds of $6.0 million. We believe our existing cash resources, which include the proceeds of the March 2014 offering will enable us to fund our intended operations through May 2015.

Funding of Operations

Notes and Price Adjustable Warrants

Original Issuance and amendments — In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of the Company. In 2012, we executed a series of four amendments which modified the maturity dates and cash claims of the notes, as well as including additional conversion features. We issued warrants to purchase up to 6.9 million shares of the company before August 2018. These warrants were issued or reset to a $0.28 exercise price and may be subject to further downward exercise price adjustment.

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

Amendment Six — In August 2013, we amended the notes to a) extend the maturity date to March 2014, b) release our UNA technology from the collateral securing our obligations under the notes, and c) provide that we would pay a portion of any payments that we receive from the licensing, partnering or disposition of our technology, or from the sale of our debt or equity securities in a bona fide capital raising transaction, to the note holders. We issued Price Adjustable Warrants to purchase up to 4.0 million shares of the company before February 2019 at an exercise price of $0.28 per share.

Licensing and Sale of Property and Equipment

During the six months ended June 30, 2013, we received an aggregate of $0.2 million in cash payments from licensing and the sale of property and equipment.

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

Cash flows

Our operating activities used cash of approximately $0.5 million in the six months ended June 30, 2013, compared to approximately $3.5 million in the six months ended June 30, 2012. In the six months ended June 30, 2013, cash used in operating activities related primarily to funding our operations and adjusting for changes in the liabilities associated with our debt and price adjustable securities. In the six months ended June 30, 2012, cash used in operating activities related primarily to funding our net income, adjusted for non-cash gains totaling $2.9 million related to changes in the fair value of the liability for price adjustable warrants, stock reserved to settle liabilities and embedded derivatives. Non-cash expenses totaling $1.1 million included the loss on debt extinguishment, interest expense and stock compensation. Changes in operating assets and liabilities used $0.07 million mostly from changes in the accrued restructuring, other accrued liabilities and deferred revenue. Throughout the remainder of 2013, we raised the funds required to support our minimized business operations. The March 2014 funding of $6.0 million is being used to resume business and R&D activities.

Our investing activities provided cash of approximately $0.4 million in the six months ended June 30, 2013, compared to providing cash in the amount of approximately $0.12 million in the six months ended June 30, 2012. In the six months ended June 30, 2013, cash was drawn from our letter of credit associated with our lease termination and we sold equipment for $0.03 million. In the six months ended June 30, 2012, cash provided by investing activities was cash received from sales of property and equipment and a draw on restricted cash.

Our financing activities used cash of approximately $0.01 million in the six months ended June 30, 2013, compared to approximately $2.5 million provided in the six months ended June 30, 2012. Changes in cash from financing activities are primarily due to note re-financings. In 2012, we received proceeds of $1.5 million from the issuance of notes payable and warrants to purchase shares of common stock, repaid $0.14 million of the notes and raised proceeds of approximately $1.1 million through an offering of shares of common stock and warrants to purchase shares of common stock.

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

Consolidated Results of Operations

Comparison of Results of Operations

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentage data)	2012	2013	$	%	2012	2013	$	%
License and other revenue	$1,658	$315	$(1,343)	-81%	$1,789	$315	$(1,474)	-82%
Operating expenses:
Research and development	1,193	99	(1,094)	-92%	3,753	215	(3,538)	-94%
General and administrative	992	402	(590)	-59%	2,708	612	(2,096)	-77%
Restructuring	-	-	-		35	-	(35)
Total operating expenses	2,185	501	(1,684)	-77%	6,496	827	(5,669)	-87%
Loss from operations	(527)	(186)	(341)	65%	(4,707)	(512)	4,195	-89%
Other income (expense):
Interest and other expense	(1,351)	(63)	1,288	-95%	(2,265)	(122)	2,143	-95%
Gain on sale of equipment	-	30	30	-		30	30	-
Change in fair value liability for price adjustable warrants	2,958	(61)	(3,019)	-102%	3,228	1,981	(1,247)	-39%
Change in fair value of stock reserved for issuance to settle liabilities	-	(42)	(42)	-	-	335	335	-
Change in fair value of embedded features in notes and amendments to notes	-	315	315	-	-	587	587	-
Loss on debt extinguishment	-	-	-	-	-	(930)	(930)
Total other income (expense), net	1,607	179	(1,428)	89%	963	1,882	918
Net income (loss)	$1,080	$(7)	$1,087	-	$(3,744)	$1,369	$5,113

Comparison of the Three and Six Months Ended June 30, 2012 to the Three and Six Months Ended June 30, 2013

Revenue. We had the following revenues by customer in the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Tekmira	-	63%	-	63%
Mirna Therapeutics	-	37%	-	37%
Monsanto	90%	-	84%	-
Mirna Therapeutics	3%	-	7%	-
Debiopharm S.A.	-	-	1%	-
Others	7%	-	8%	-
Total	100%	100%	100%	100%

Revenue. Revenue was approximately $1.7 million and $1.8 million in the three and six months ended June 30, 2012, compared to $0.3 million in the three and six months ended June 30, 2013, respectively. Revenue consisted of R&D services and upfront payments under our various agreements. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expense declined 92% and 94% from $1.2 million and $3.8 million for the three and six months ended June 30, 2012 to $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively, due to the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 79% and 89% to $0.1 million and $0.2 million in the three and six months ended June 30, 2013 compared to $0.4 million and $1.8 million in the three and six months ended June 30, 2012. The decreases were due to the mid-year 2012 furlough program and terminations that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees thereafter.

•	Infrastructure-related expenses (rent, utilities, property taxes), equipment depreciation and maintenance, R&D allocated information technology (“IT”) and communications expenses decreased by 100% from $0.5 million and $1.4 million in the three and six months ended June 30, 2012 to immaterial amounts in 2013 due to the lease termination in Massachusetts, the sale or disposal of all property and equipment, and elimination of IT and communications expenses with the reduction in workforce and exiting of facilities.

•	The cessation of spending on substantially all non-clinical research, including supplies and R&D consulting, in the middle of 2012 resulted in a decline of 100% from $0.05 and $0.23 million in the three and six months ended June 30, 2012 to immaterial amounts in the same periods in 2013.

•	Clinical trial expenses decreased by 100% from $0.18 million and $0.5 million in the three and six months ended June 30, 2012 to $0 in the same periods in 2013 due to our financial constraints limiting our ability to continue to execute clinical trials for FAP.

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

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs decreased by 59% and 77% from $1.0 million and $2.7 million in the three and six months ended June 30, 2012 to $0.4 million and $0.6 million in the three and six months ended June 30, 2013, respectively, as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 59% and 70% from $0.5 million and $1.3 million in the three and six months ended June 30, 2012 to $0.2 million and $0.4 million in the three and six months ended June 30, 2013. The decrease was due to the mid-year 2012 furlough program and termination that eliminated almost all employees and significantly reduced the costs of the remaining 11 employees thereafter.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 73% from $0.8 million and $1.7 million in the three and six months ended June 30, 2012 to $0.2 million and $0.5 million in the three and six months ended June 30, 2013, primarily due to reduced board fees, reduced franchise taxes due to calculation methodology and reduced accounting and legal fees.

•	Also included in G&A in the first half of 2013 was a credit of $0.3 million due to the reversal of a prior period financing-related liability that was deemed closed.

In general, G&A expenses decreased in 2013 compared to 2012, due to significantly reduced daily business operations. Our largest expenses were patent maintenance fees and officer salaries.

Restructuring. Restructuring expense decreased 100% from $0.04 million in the first six months of 2012 to $0 in the first six months of 2013. The 2012 charge was related to the closing of our Cambridge, Massachusetts facility.

 Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The gain associated with this mark-to-fair value requirement was $3.0 million and $3.2 million in the three and six months ended June 30, 2012 compared to a loss of $0.06 million and gain of $2.0 million in the three and six months ended June 30, 2013. The largest drivers of the change in the value of the liability are the net number of price adjustable securities being revalued, with 3.4 million being added between March 31, 2012 and June 30, 2013, and our stock price, which went from $0.65 and $0.28 at March 31 and June 30, 2012 compared to $0.25 and $0.27 at March 31 and June 30, 2013. Decreases in stock price decreases the liability and increases our gain on the consolidated statements of operations.

Change in fair value liability for stock to be issued. We recognized a loss of $0.04 million and a gain of $0.3 million in the three and six months ended June 30, 2013. As of June 30, 2013, we had contractually pledged 0.1 million shares to a vendor to partially settle an account payable, 0.5 million shares to Novosom to settle amounts owed under our license agreement, and 1.5 million shares to our landlord as part of our lease termination agreement. These shares were re-valued and a decrease in the value of the liability was recorded as a gain, and an increase was recorded as a loss in the consolidated statements of operations.

Change in fair value of features embedded in notes payable. We recorded gains of $0.3 million and $0.6 million in the three and six months ended June 30, 2013 for the change in fair value of features embedded in our notes payable. Certain features introduced within the notes payable and subsequent amendments are defined as separable units of accounting and represent stand-alone liabilities carried at fair value on the balance sheet. Such features include the right to convert at the note holders’ discretion and conversion price protection in the event of a sale of the company at a significant discount. These features are revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features is tied to the stock price, such that price declines from the time the features were introduced to June 30, 2013 reduced the liabilities and recorded a gain on the consolidated statements of operations. The fair value of the embedded features is also impacted by subsequent changes to or expiration of the embedded features themselves. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of the existing debt is extinguished on the date of the amendment. The warrants and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. As a result of extinguishment accounting in the three and six months ended June 30, 2012, $0 and $0.3 million of the fair value of warrants issued in connection with the amendments were expensed. In the three and six months ended June 30, 2013, $0 and $0.3 million of the fair value of warrants issued in connection with the amendments were expensed, as well as $0 and $0.6 million of fair value of embedded features within the terms of the notes, including conversion price protection and discretionary conversion rights.

Interest and other expense. During the three and six months ended June 30, 2012, we recorded $1.3 million and $2.3 million in interest and other expense compared to $0.06 million and $0.1 million in the three and six months ended June 30, 2013. The initial issuance of warrants in connection with the notes was treated as debt discount and was amortized as interest and other expense over the original loan and extended term. The first amendment was treated as a troubled debt restructuring and the fair value of the warrants associated with the first amendment was expensed on the effective date of the first amendment. The remaining amendments, including the fifth and sixth in 2013, required extinguishment, so the fair value of the associated warrants was expensed on the date of the amendments. Interest and financing cost amortization resulted in a $0.04 million and $0.24 million expense in the three and six months ended June 30, 2012, with the remaining expense being associated with warrant fair value amortization. Interest expense in the three and six months ended June 30, 2013 represents only accrued interest on the notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2012 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by the 2012 Form 10-K and during subsequent reporting periods, including the period covered by this report, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

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

