Form 10-Q
period 2014-03-31
Marina Biotech, Inc.
filed 2014-08-19
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
August 7, 2014	Common stock — $0.006 par value	25,633,061

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
(In thousands, except share data)	2013	2014
ASSETS
Current assets:
Cash	$909	$5,520
Accounts receivable	5	-
Prepaid expenses and other current assets	128	137
Total current assets	1,042	5,657
Intangible assets	6,700	6,700
Total assets	$7,742	$12,357
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,614	$1,590
Accrued payroll and employee benefits	1,505	280
Accrued interest	147	-
Other accrued liabilities	1,315	816
Accrued restructuring	12	12
Notes payable	1,615	-
Other debt	8	5
Total current liabilities	6,216	2,703
Fair value liability for price adjustable warrants	5,226	14,606
Fair value of stock to be issued to settle liabilities	1,019	-
Deferred tax liabilities	2,345	2,345
Total liabilities	14,806	19,654
Commitments and contingencies
Stockholders’ deficit:
Series C convertible preferred stock, $.01 par value; none and 1,200 shares authorized, issued and outstanding at December 31, 2013 and March 31, 2014, respectively (preference in liquidation of $6,000 at March 31, 2014)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 16,937,661 and 25,603,309 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	102	155
Additional paid-in capital	324,145	332,937
Accumulated deficit	(331,311)	(340,389)
Total stockholders’ deficit	(7,064)	(7,297)
Total liabilities and stockholders’ deficit	$7,742	$12,357

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2014
License and other revenue	$-	$-
Operating expenses:
Research and development	116	46
General and administrative	210	517
Total operating expenses	326	563
Loss from operations	(326)	(563)
Other income (expense):
Interest and other expense	(59)	(1,007)
Change in fair value liability for price adjustable warrants	2,042	(5,314)
Change in fair value of stock reserved for issuance to settle liabilities	377	(2,455)
Change in fair value of embedded features in notes and amendments to notes	272	-
Gain (loss) on debt extinguishment	(930)	4
Gain on settled liabilities	-	257
Total other income (expense), net	1,702	(8,515)
Net income (loss)	1,376	(9,078)
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares	-	(6,000)
Net income (loss) applicable to common stockholders	$1,376	$(15,078)

Net income (loss) per common share
Basic	$0.08	$(0.70)
Diluted	$0.06	$(0.70)

Shares used in computing net income (loss) per share
Basic	16,938	21,447
Diluted	24,286	21,447

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2014
Operating activities:
Net income (loss)	$1,376	$(9,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash (gain) loss on debt extinguishment	930	(4)
Non-cash interest expense	59	1,007
Compensation related to stock options, restricted stock and employee stock purchase plan	29	59
Non-cash gain on settlement of liabilities	-	(257)
Changes in fair market value of liabilities
Price adjustable warrants	(2,042)	5,314
Stock reserved for issuance to settle liabilities	(377)	2,455
Debt features	(272)	-
Changes in assets and liabilities
Accounts receivable	2	5
Prepaid expenses and other assets	59	(9)
Accounts payable	67	(24)
Accrued and other liabilities	54	(533)
Accrued restructuring	(380)	-
Net cash used in operating activities	(495)	(1,065)

Investing activities:
Change in restricted cash	380	-
Net cash provided by investing activities	380	-

Financing activities:
Proceeds from sales of series C preferred shares and warrants, net	-	5,929
Cash payments of notes payable	-	(250)
Insurance financing	(2)	(3)
Net cash provided by (used in) financing activities	(2)	5,676
Net increase (decrease) in cash	(117)	4,611
Cash and cash equivalents — Beginning of period	216	909
Cash and cash equivalents — End of period	$99	$5,520
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$-	$83
Reclassification of fair value liability for price adjustable warrants exercised	$-	$1,862
Issuance of common stock to settle liabilities	$-	$3,474
Debt conversion to common shares	$-	$1,479
Deemed dividend to Series C convertible preferred stockholders	$-	$6,000

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2014 (Unaudited)

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

We are focusing our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. In addition, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, we had an accumulated deficit of approximately $340 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At March 31, 2014, we had a working capital surplus of $3.0 million, which included $5.5 million in cash.

On February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of our Series C Convertible Preferred Stock (“Series C Preferred”), and warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Stock is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments.

We believe that our current cash resources, which include the proceeds of the March 2014 offering of Series C Stock, will enable us to fund our intended operations through May 2015.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, stock-based compensation, valuation of warrants, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, valuation of features embedded within note agreements and amendments, and income taxes. Actual results could differ from those estimates.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2014:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
	2013	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,226	$-	$-	$5,226
Fair value liability for shares to be issued	1,019	1,019	-	-
Total liabilities at fair value	$6,245	$1,019	$-	$5,226

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at March	active markets for	Significant other	unobservable
	31, 2014	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$14,606	$-	$-	$14,606
Total liabilities at fair value	$14,606	$-	$-	$14,606

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the three-month period from December 31, 2013 to March 31, 2014:

		Weighted average as of each measurement date
	Fair value
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2013	$5,226	$0.28	$0.40	124%	4.08	1.30%
Cashless exercise of warrants	(1,862)	0.28	1.17	131	3.24	0.78
Warrant issuance in connection with Series C	5,928	0.75	1.50	121	2.08	0.64
Change in fair value included in statement of operations	5,314	-	-	-	-	-
Balance at March 31, 2014	$14,606	$0.41	$0.89	125%	3.36	1.05%

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, unvested restricted stock, warrants, convertible debt-related shares) since such inclusion in the computation would be anti-dilutive and diluted income per common share includes these effects. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2013	2014
Stock options outstanding	284,829	284,829
Warrants	1,306,058	21,235,695
Total	1,590,887	21,520,524

The following is a reconciliation of diluted weighted average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2013	2014
Weighted average common shares outstanding	16,938	21,447
Assumed conversion of net common shares issuable under warrants	2,078	-
Assumed conversion of notes payable with conversion feature	5,270	-
Weighted average common and common equivalent shares outstanding, diluted	24,286	21,447

Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Note 2 — Notes Payable

In February 2014, the holders of the secured promissory notes that we originally issued in February 2012, exchanged notes in the aggregate principal and interest amount of approximately $1.5 million for approximately 2.0 million shares of our common stock. The excess of the fair value of the common stock issued over the carrying value of the notes and accrued interest of $0.97 million was recorded as non-cash interest expense.

During the three months ended March 2013, we recorded interest and other expenses related to the notes of $0.06 million, with interest on the notes being $0.03 million and extinguishment accounting charges being $0.03 million. During the three months ended March 31, 2014 and prior to conversion of the notes payable to equity in March 2014, we recorded interest charges of $1.0 million, including $0.97 million related to the exchange of the notes and accrued interest for common stock, with the remainder being interest on the notes prior to exchange.

Note 3 — Stockholders’ Equity

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, we designated 1,200 shares of Series C Convertible Preferred Stock (“Series C Stock”).

In March 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Stock, and price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Stock is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series C Stock and warrants, we first assessed the terms of the warrants and determined that, due to certain antidilution provisions, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $6.5 million. Since the fair value of the warrants exceed the total proceeds received of $6.0 million, we recorded a loss of $0.5 million upon issuance which is included in the change in fair value of price adjustable warrants in the statement of operations. The discount of $6.0 million on the Series C Stock resulting from the allocation of the entire proceeds to the warrant was accreted as a dividend on the Series C Stock through the earliest conversion date, which was immediately. The Series C Stock dividend of $6.0 million was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series C Stock in determining net loss applicable to common stock holders in the statement of operations. We incurred $0.07 million of stock issuance costs in conjunction with the Series C Stock which were netted against the proceeds.

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

During the three months ended March 2014, we issued 0.09 million shares with a fair value of $0.10 million to a vendor under the terms of a 2012 compromise and release agreement.

In September 2012, as part of the lease termination agreement, we agreed to issue 1.5 million shares of our common stock to a landlord. The shares were issued in March 2014 with a fair value of $1.9 million.

As part of the asset purchase agreement that we entered into with Novosom in July 2010, we are obligated to pay Novosom 30% of any payments received by us for sub-licensed SMARTICLES® technology. The consideration is payable in a combination of cash (no more than 50% of total due) and common stock (between 50% and 100% of total due), at our discretion. For such consideration, in March 2014 we issued 0.96 million common shares with a fair value of $1.5 million in 2014.

During the three months ended March 2014, we issued 2.7 million shares of common stock with fair value of $1.0 million to employees and board members in settlement of amounts due under certain employment agreements and accrued board fees.

During the three months ended March 2014, we issued 0.08 million shares of common stock with a fair value of $0.03 million to directors and 0.1 million shares of common stock with a fair value of $0.03 million to scientific advisory board members for their services provided during this period.

During the three months ended March 2014, we issued 0.03 million shares of common stock with a fair value of $0.01 million to two consultants as compensation for services provided during this period.

Warrants — In January 2014, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant who is our interim chief financial officer. These warrants vest over two years, have a fixed strike price of $0.48, expire in January 2024 and have an immaterial fair value.

In March 2014, in conjunction with the issuance of Series C preferred (see above), we issued price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million.

During the three months ended March 31, 2014, we issued approximately 1.2 million shares upon net share exercise of warrants.

The following table summarizes warrant activity during the three months ended March 31, 2014:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	17,017,601	$1.29
Cashless exercises	(1,781,906)	0.38
Issuance in connection with Series C convertible preferred shares	6,000,000	0.75
Outstanding, March 31, 2014	21,235,695	$1.21
Expiring in 2014	64,382
Expiring in 2015	285,345
Expiring in 2016	6,000,000
Expiring thereafter	14,885,968

Note 4 — Stock Incentive Plans

At March 31, 2014, options to purchase up to 0.28 million shares of our common stock were outstanding.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(In thousands)	2013	2014
Research and development	$11	$10
General and administrative	18	10
Total	$29	$20

 Stock Options — Stock option activity was as follows:

	Options Outstanding
	2014
	Shares	Weighted Average Exercise Price
Outstanding on January 1	284,829	$39.46
Outstanding on March 31	284,829	$39.46
Exercisable as of March 31	256,708	$43.56

The following table summarizes additional information on our stock options outstanding at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $2.20	154,288	7.42	$2.02	126,167	$2.02
$11.60 - $50.00	39,406	5.16	37.61	39,406	37.61
$50.01 - $90.80	56,463	4.59	70.29	56,463	70.29
$127.60 - $167.60	33,666	4.21	148.20	33,666	148.20
$207.60 - $588.80	1,006	1.81	485.37	1,006	485.37
Totals	284,829	6.86	$39.46	256,708	$43.56
Exercisable	256,708	6.80

No options were granted in the three months ended March 31, 2014.

At March 31, 2014, we had $0.04 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of eight months.

At March 31, 2014, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised during the periods ended March 31, 2013 and 2014.

Note 5 — Intellectual Property and Collaborative Agreements

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

Note 6 — Commitments and Contingencies

 Standby Letter of Credit/Leases— In connection with the lease of our Bothell, Washington facility, we provided the landlord a $1.2 million stand-by letter of credit. The landlord drew $0.38 million in rent charges from the letter of credit in January and February 2013, before the credit facility was terminated in March 2013. At March 1, 2013, the Company had exited all facility leases, and the only remaining commitment was to issue 1.5 million common shares to the landlord, which were issued in March 2014.

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 7 — Subsequent Events

Subsequent to March 31, 2014, we issued an aggregate of 0.03 million shares of our common stock with a fair value of $0.04 million to the four members of our Scientific Advisory Board and to one consultant.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding in the future; (ii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

We are focusing our efforts and resources on the discovery and development of our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. In addition, we will seek to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology.

Cash Position and Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, we had an accumulated deficit of approximately $340 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At March 31, 2014, we had a working capital surplus of $3.0 million, which included $5.5 million in cash.

On February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Stock, and warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Stock is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

We believe that our current cash resources, which include the proceeds of the March 2014 offering of Series C Stock, will enable us to fund our intended operations through May 2015.

Cash flows

Our operating activities used cash of $1.1 million in the three months ended March 31, 2014, compared to $0.5 million in the three months ended March 31, 2013. In the three months ended March 31, 2014, cash used in operating activities related primarily to funding our net loss, adjusted for non-cash gains on the settlement of liabilities of $0.26 million. Adjustments for non-cash expenses totaling $8.8 million included charges related to beneficial conversion and debt extinguishment, interest expense, stock compensation, and the adjustment of warrants and stock to be issued to extinguish liabilities to reflect fair value. Changes in operating assets and liabilities used $0.6 million mostly from changes in accrued liabilities. In the three months ended March 31, 2013, cash used in operating activities related primarily to funding our net loss, adjusted for non-cash gains totaling $2.7 million related to changes in the fair value of the liability for price adjustable warrants, stock reserved to settle liabilities and embedded derivatives. Non-cash expenses totaling $1.0 million included the loss on debt extinguishment, interest expense and stock compensation. Changes in operating assets and liabilities used $0.2 million mostly from changes in the accrued restructuring.

We had no investing activities in the three months ended March 31, 2014; during the three months ended March 31, 2013, $0.4 million was drawn from our letter of credit associated with our lease termination.

Our financing activities provided $5.7 million in the three months ended March 31, 2014, compared to using $0.002 million in the three months ended March 31, 2013. Changes in cash from financing activities are primarily due to the sale of preferred stock and warrants to purchase common shares offset by cash we were required to pay the note-holders prior to conversion of the notes payable into equity.

Summary

We believe that our current cash resources, which include the proceeds of the March 2014 offering of Series C Stock, will enable us to fund our intended operations through May 2015. The market value and the volatility of our stock price, as well as our historical financial situation and general market conditions, could make it difficult for us to complete a financing or collaboration transaction on favorable terms, or at all. Any financing we obtain may further, and substantially, dilute or otherwise impair the ownership interests of our current stockholders. If we fail to obtain significant additional capital in the future, we will be forced to further delay, reduce or eliminate some or all of our planned activities.

Consolidated Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2014 to the three months ended March 31, 2013

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, consulting and other outside services, and other costs. R&D expense declined 61% from $0.1 million in the three months ended March 31, 2013 to $0.05 million in the three months ended March 31, 2014, due to the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 91% from $0.1 million in the first three months of 2013 to $0.01 million in the first three months of 2014 due to the resignation of our chief scientific officer at the end of 2013.

•	Consulting fees increased 250% to $0.013 million in the three months ended March 31, 2014 from an immaterial amount in the first three months of 2013 as we resume development of our FAP product.

•	The compensation for our scientific advisory board represented $0.02 million in the first three months of 2014 while there was no scientific advisory board compensation in the first three months of 2013.

In general, our strengthened financial position at March 31, 2014 has allowed us to subsequently increase R&D spending as we resume development of our FAP product. We had yet to resume spending on R&D operations at March 31, 2014, resulting in an overall decline in R&D expenses for the three months ended March 31, 2014 compared to the same period in 2013.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased 146% from $0.2 million in the three months ended March 31, 2013 to $0.5 million in the three months ended March 31, 2014 as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) increased 9% from $0.2 million in the three months ended March 31, 2013 to $0.22 million in the three months ended March 31, 2014 due primarily to the transition of our interim chief financial officer from management to the board of directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased by 17% from $0.3 million in the three months ended March 31, 2013 to $0.25 million in the three months ended March 31, 2014 due to reduced expected fees related to audit and tax preparation and reduced legal fees.

•	Also included in G&A in the first three months of 2013 was a credit of $0.3 million due to the reversal of a financing-related liability the payment of which was deemed remote.

In general, G&A expenses stayed relatively flat in the first three months of 2014 compared to the first three months of 2013 after adjusting for the one-time credit of $0.3 million in the first three months of 2013.

Interest & other expense. Interest and other expense increased from $0.06 million in the three months ended March 31, 2013 to $1.0 million in the three months ended March 31, 2014. This was mostly due to the 2014 non-cash interest expense related to the conversion of the notes payable into common stock.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The gain associated with this mark-to-fair value requirement was $2.0 million during the first three months of 2013, but stock price increases and the issuance terms of the Series C related warrants resulted in a $5.3 million loss during the first three months of 2014. The largest drivers of the change in the value of the liability are the number of price adjustable securities and the change in the stock price. We issued an additional 6 million price adjustable securities and our stock price went from $0.25 to $0.89 at March 31, 2013 and 2014, respectively. An increase in stock price increases the liability and increases our loss on the consolidated statements of operations.

Change in fair value liability for stock to be issued. During the first three months of 2014, we recognized a $2.5 million loss associated with the change in the value of share-based payments contractually obligated, but not yet issued. At March 31, 2013, we had contractually pledged 0.1 million shares to a vendor to partially settle an account payable, 0.5 million shares to Novosom to settle amounts owed under our license agreement, and 1.5 million shares to our landlord as part of our lease termination agreement. The increase in the market value of the shares due to stock price increases between December 31, 2013, and the date of issuance in March 2014, was recorded as a loss in the consolidated statement of operations.

Change in fair value of features embedded in notes payable. We recorded a gain of $0.3 million in the three months ended March 31, 2013 for the change in fair value of separately valued stand-alone features embedded in our notes payable. These features were revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features was tied to the stock price, such that price declines within the reporting period reduced the fair value of the liabilities and was recorded as a gain on the consolidated statements of operations. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below. The notes and all such features were extinguished in March 2014.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of existing debt is extinguished on the date of certain note amendments. Any concurrent warrant issuances and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. In the three months ended March 31, 2013, a $0.9 million loss was recorded due to extinguishment of the debt related to the February 2013 amendment.

Gain on settled liabilities. During the three months ended March 31, 2014, we recorded a $0.26 million gain due to the negotiated settlement of liabilities accrued for our executive officers. The remaining liabilities to those officers of $1.0 million were paid through the issuance of 2.8 million common shares with a fair value of $1.0 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2013 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by the 2013 Form 10-K and during subsequent reporting periods, including the period covered by this report, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2014, we issued an aggregate of 118,181 shares of our common stock to the four members of our Scientific Advisory Board and to two consultants. The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Cambridge, Massachusetts, on August 19, 2014.

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

