Form 10-Q
period 2014-06-30
Marina Biotech, Inc.
filed 2014-08-19
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except share data)	2013	2014
ASSETS
Current assets:
Cash	$909	$4,317
Accounts receivable	5	-
Prepaid expenses and other current assets	128	85
Total current assets	1,042	4,402
Intangible assets	6,700	6,700
Total assets	$7,742	$11,102
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,614	$1,053
Accrued payroll and employee benefits	1,505	17
Accrued interest	147	-
Other accrued liabilities	1,315	951
Accrued restructuring	12	-
Notes payable	1,615	-
Other debt	8	3
Total current liabilities	6,216	2,024
Fair value liability for price adjustable warrants	5,226	10,061
Fair value of stock to be issued to settle liabilities	1,019	-
Deferred tax liabilities	2,345	2,345
Total liabilities	14,806	14,430
Commitments and contingencies
Stockholders’ deficit:
Series C convertible preferred stock, $.01 par value; none and 1,200 shares authorized, issued and outstanding at December 31, 2013 and June 30, 2014, respectively (preference in liquidation of $6,000 at June 30, 2014)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 16,937,661 and 25,633,061 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	102	155
Additional paid-in capital	324,145	332,985
Accumulated deficit	(331,311)	(336,468)
Total stockholders’ deficit	(7,064)	(3,328)
Total liabilities and stockholders’ deficit	$7,742	$11,102

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2014	2013	2014
License and other revenue	$315	$-	$315	$-
Operating expenses:
Research and development	99	49	215	95
General and administrative	402	622	612	1,139
Total operating expenses	501	671	827	1,234
Loss from operations	(186)	(671)	(512)	(1,234)
Other income (expense):
Change in fair value liability for price adjustable warrants	(61)	4,545	1,981	(769)
Gain on settlement of liabilities	-	45	-	302
Gain on foreign exchange	-	2	-	2
Gain (loss) on debt extinguishment	-	-	(930)	4
Gain on sale of equipment	30	-	30	-
Change in fair value of embedded features in notes and amendments to notes	315	-	587	-
Interest and other expense	(63)	-	(122)	(1,007)
Change in fair value of stock reserved for issuance to settle liabilities	(42)	-	335	(2,455)
Total other income (expense), net	179	4,592	1,881	(3,923)
Net income (loss)	(7)	3,921	1,369	(5,157)
Deemed dividend related to beneficial conversion feature in Series C convertible preferred shares	-	-	-	(6,000)
Net income (loss) applicable to common stockholders	$(7)	$3,921	$1,369	$(11,157)

Net income (loss) per common share
Basic	$(0.00)	$0.15	$0.08	$(0.47)
Diluted	$(0.00)	$0.11	$0.06	$(0.47)

Shares used in computing net income (loss) per share
Basic	16,938	25,633	16,938	23,563
Diluted	16,938	34,801	22,985	23,563

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2014
Operating activities:
Net income (loss)	$1,369	$(5,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash (gain)/loss on debt extinguishment	930	(4)
Non-cash interest expense	122	1,007
Non-cash gain on settlement of liabilities	-	(302)
Compensation related to stock options, restricted stock and employee stock purchase plan	57	107
Gain on foreign exchange transactions	-	(2)
Gain on disposition of property and equipment	(30)	-
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	(335)	2,455
Price adjustable warrants	(1,981)	769
Debt features	(587)	-
Changes in assets and liabilities
Accrued restructuring	(380)	(12)
Prepaid expenses and other assets	94	43
Accounts payable	(26)	(561)
Accrued and other liabilities	357	(614)
Accounts receivable	2	5
Net cash used in operating activities	(408)	(2,266)

Investing activities:
Change in restricted cash	380	-
Proceeds from the sale of property and equipment	30	-
Net cash provided by investing activities	410	-

Financing activities:
Proceeds from sales of Series C preferred shares and warrants, net	-	5,929
Cash payments of notes payable	-	(250)
Insurance financing	(6)	(5)
Net cash provided (used) by financing activities	(6)	5,674
Net increase (decrease) in cash	(4)	3,408
Cash and cash equivalents — Beginning of period	216	909
Cash and cash equivalents — End of period	$212	$4,317
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$-	$83
Reclassification of fair value liability for price adjustable warrants exercised	$-	$1,862
Issuance of common stock to settle liabilities	$-	$3,474
Debt conversion to common shares	$-	$1,479
Deemed dividend to Series C convertible preferred stockholders	$-	$6,000

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2013 and 2014 (Unaudited)

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, we had an accumulated deficit of $336 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At June 30, 2014, we had a working capital surplus of $2.4 million, which included $4.3 million in cash.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

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

Our cash and restricted cash are subject to fair value measurement and are valued determined by Level 1 inputs. We measure and report at fair value our accrued restructuring liability using discounted estimated cash flows. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes-Merton valuation model, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014:

		Level 1		Level 3
	Balance at December 31, 2013	Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,226	$-	$-	$5,226
Fair value liability for shares to be issued	1,019	1,019	-	-
Total liabilities at fair value	$6,245	$1,019	$-	$5,226

	Balance at June 30, 2014	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$10,061	$-	$-	$10,061
Total liabilities at fair value	$10,061	$-	$-	$10,061

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the six-month period from December 31, 2013 to June 30, 2014:

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at December 31, 2013	$5,226	$0.28	$0.40	124%	4.08	1.30%
Cashless exercise of warrants	(1,862)	0.28	1.17	131	3.24	0.78
Warrant issuance in connection with Series C	5,928	0.75	1.50	121	2.08	0.64
Change in fair value included in statement of operations	769	-	-	-	-	-
Balance at June 30, 2014	$10,061	$0.38	$0.65	125%	3.09	0.90%

Net Income (Loss) per Common Share — Basic net income (loss) per share of common stock has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the diluting effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following have been excluded as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Stock options outstanding	284,829	284,505	284,829	284,505
Warrants	12,916,801	7,031,058	1,306,058	21,310,695
Convertible preferred stock	-	-	-	8,000,000
Total	13,201,630	7,315,563	1,590,887	29,595,200

The following is a reconciliation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2014	2013	2014
Weighted average common shares outstanding	16,938	25,633	16,938	23,563
Assumed conversion of net common shares issuable under warrants	-	9,066	650	-
Assumed conversion of notes payable with conversion feature	-	-	5,397	-
Assumed conversion of Series C Stock	-	102	-	-
Weighted average common and common equivalent shares outstanding, diluted	16,938	34,801	22,985	23,563

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

During the three months ended March 2013, we recorded interest and other expenses related to the notes of $0.06 million, with interest on the notes being $0.03 million and extinguishment accounting charges being $0.03 million. During the three months ended March 31, 2014 and prior to debt conversion to equity in March 2014, we recorded interest charges of $1.0 million, including $0.97 million related to the exchange of the notes and accrued interest for common stock, with the remainder being interest on the notes prior to exchange. There was no interest expense in the three months ended June 30, 2014.

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

During the three months ended March 2014, we issued 0.1 million shares with a fair value of $0.01 million to a vendor under the terms of a 2012 compromise and release agreement.

In September 2012, as part of the lease termination agreement, we agreed to issue 1.5 million shares of our common stock to a landlord. The shares were issued in March 2014 at a value of $1.9 million.

As part of the asset purchase agreement that we entered into with Novosom in July 2010, we are obligated to pay Novosom 30% of any payments received by us for sub-licensed SMARTICLES® technology. The consideration is payable in a combination of cash (no more than 50% of total due) and common stock (between 50% and 100% of total due), at our discretion. For such consideration, we issued 0.96 million common shares with a fair value of $1.5 million in March 2014.

In January 2014, we issued 2.7 million shares of common stock with fair value of $1.0 million to employees and board members in settlement of amounts due under certain employment agreements and accrued board fees.

In January 2014, we issued 0.08 million shares of common stock with a fair value of $0.03 million to directors and 0.1 million shares of common stock with a fair value of $0.03 million to scientific advisory board members for their services provided during the three months ended March 31, 2014.

In January 2014, we issued 0.03 million shares of common stock with a fair value of $0.01 million to two consultants as compensation for services provided during the three months ended March 31, 2014.

In April 2014, we issued 0.03 million shares of common stock with fair value of $0.03 million to a consultant and scientific advisory board members in settlement of amounts due under certain employment agreements and accrued board fees.

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

In April 2014, we issued warrants to purchase up to 0.075 million shares of our common stock to a vendor. These warrants have a fixed strike price of $0.89, expire in January 2024 and have an immaterial fair value.

The following table summarizes warrant activity during the six months ended June 30, 2014:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	17,017,601	$1.29
Cashless exercises	(1,781,906)	0.38
Issuance to vendor	6,075,000	0.75
Outstanding, June 30, 2014	21,310,695	$1.21
Expiring in 2014	64,382
Expiring in 2015	285,345
Expiring in 2016	6,000,000
Expiring thereafter	14,960,968

Note 4 — Stock Incentive Plans

At June 30, 2014, options to purchase up to 0.28 million shares of our common stock were outstanding.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2014	2013	2014
Research and development	$11	$10	$22	$20
General and administrative	17	10	35	20
Total	$28	$20	$57	$40

Stock Options — Stock option activity was as follows:

	Options Outstanding
	2014
	Shares	Weighted Average Exercise Price
Outstanding on January 1	284,829	$39.46
Forfeitures	(324)	$426.83
Outstanding on June 30	284,505	$39.02
Exercisable as of June 30	266,532	$41.51

The following table summarizes additional information on our stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $2.20	154,288	7.17	$2.02	136,316	$2.02
$11.60 - $50.00	39,406	4.91	37.61	39,406	37.61
$50.01 - $90.80	56,463	4.34	70.29	56,463	70.29
$127.60 - $167.60	33,666	3.96	148.20	33,666	148.20
$207.60 - $588.80	682	2.33	513.30	681	513.30
Totals	284,504	5.90	$39.02	266,532	$41.51
Exercisable	266,532	6.54

No options were granted in the six months ended June 30, 2014.

At June 30, 2014, we had $0.02 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of five months.

At June 30, 2014, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised during the periods ended June 30, 2013 and 2014.

Note 5 — Intellectual Property and Collaborative Agreements

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

Note 7 — Subsequent Events

There have been no material subsequent events.

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

Cash Position and Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, we had an accumulated deficit of approximately $336 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At June 30, 2014, we had a working capital surplus of $2.4 million, which included $4.3 million in cash.

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

Cash flows

Our operating activities used cash of approximately $2.3 million in the six months ended June 30, 2014, compared to approximately $0.4 million in the six months ended June 30, 2013. In the six months ended June 30, 2014, cash used in operating activities related primarily to funding our operations and adjustments to non-cash components related to our debt extinguishment and interest charges totaling $1.0 million, to stock-based compensation of $0.1 million, and to non-cash changes in fair values of stock based liabilities totaling $3.2 million. Additionally, adjustments of $0.3 million were made for non-cash settlements on accrued expenses. Changes in operating assets and liabilities used $1.1 million mostly from reductions in accounts payable and accrued expenses. In the six months ended June 30, 2013, cash used in operating activities related primarily to funding our net income, adjusted for non-cash gains totaling $2.9 million related to changes in the fair value of the liability for price adjustable warrants, stock reserved to settle liabilities and embedded derivatives in notes payable. Non-cash expenses totaling $1.1 million included the loss on debt extinguishment, interest expense and stock compensation. Changes in operating assets and liabilities used $0.07 million mostly from changes in the accrued restructuring, other accrued liabilities and deferred revenue. The March 2014 funding of $6.0 million is being used to resume business and R&D activities. In the six months ended June 30, 2013, cash used in operating activities related primarily to funding our operations and adjusting for changes in the liabilities associated with our debt and price adjustable securities.

Our investing activities provided cash of approximately $0.4 million in the six months ended June 30, 2013 and we had no investing activities in the first six months of 2014. In the six months ended June 30, 2013, cash provided by investing activities was cash received from sales of property and equipment and a draw on restricted cash.

Our financing activities provided cash of $5.7 million in the six months ended June 30, 2014, compared to an immaterial amount in the six months ended June 30, 2013. Changes in cash from financing activities are primarily due to the sale of our Series C preferred shares and warrants to purchase common stock, offset by a cash payment required under the terms of the notes before they were retired.

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

Consolidated Results of Operations

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

Revenue. We recorded no revenues in the six months ended June 2014. Revenue was $0.3 million in the three and six months ended June 30, 2013, of which $0.2 million was from Mirna Therapeutics and $0.1 million was from Tekmira. Revenue in 2013 consisted of upfront payments under our various agreements. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expense declined 51% and 56% from $0.1 million and $0.22 million for the three and six months ended June 30, 2013 to $0.05 million and $0.1 million for the three and six months ended June 30, 2014, respectively, primarily resulting from the following:

•	Personnel-related expenses (compensation, benefits, travel related) included a paid time off accrual reversal that resulted in a credit of $0.04 million and $0.03 million in the three and six months ended June 30, 2014 compared to expenses of $0.1 million and $0.2 million in the three and six months ended June 30, 2013. Decreases were also due to the transition of our chief scientific officer to the scientific advisory board.

•	The resumption of development of the FAP program increased R&D consulting from immaterial amounts in 2013 to $0.05 million and $0.07 million in the three and six months ended June 30, 2014.

•	Additional R&D expenses are related to scientific advisory board fees, which started in 2014 and were $0.03 million and $0.05 million for the three and six months ended June 30, 2014.

In general, our strengthened financial position at March 31, 2014 has allowed us to subsequently increase R&D spending as we resume development of our FAP product. Development activity and external spending has increased, while employment changes have offset the increased spending, resulting in an overall decline in R&D expenses for the six months ended June 30, 2014 compared to the same period in 2013.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs increased by 54% and 86% from $0.4 million and $0.6 million in the three and six months ended June 30, 2013 to $0.6 million and $1.1 million in the three and six months ended June 30, 2014, respectively, primarily resulting from the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased by 93% and 40% from $0.2 million and $0.4 million in the three and six months ended June 30, 2013 to $0.01 million and $0.2 million in the three and six months ended June 30, 2014. The decrease was due to the reversal of the previously accrued paid time off and the transition of our interim chief financial officer to the board of directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 169% and 61% from $0.2 million and $0.5 million in the three and six months ended June 30, 2013 to $0.5 million and $0.8 million in the three and six months ended June 30, 2014, primarily due to costs associated with regaining reporting compliance and audits.

•	Included in G&A in the first half of 2013 was a credit of $0.3 million due to the reversal of a financing-related liability the payment of which was deemed remote.

•	Costs associated with board of director compensation increased from an immaterial amount in 2013 to $0.06 million and $0.1 million in the three and six months ended June 30, 2014, respectively.

In general, G&A expenses increased in 2014 compared to 2013, due to the resumption of business operations, performing financial audits, and regaining reporting compliance with the Securities and Exchange Commission.

 Change in fair value liability for price adjustable securities.  The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change associated with this mark-to-fair value requirement resulted in a loss of $0.06 million and a gain of $2.0 million during the three and six months ended June 30, 2013, respectively. Stock price decreases resulted in a $4.5 million gain and stock price increases and the issuance terms of the Series C related warrants resulted in a $0.8 million loss during the three and six months ended June 30, 2014, respectively. The largest drivers of the change in the value of the liability are the number of price adjustable securities and the change in the stock price. Our stock price decreased $0.16 from January 1 to June 30, 2013, driving a gain on the consolidated statements of operations. Our stock price increased $0.49 from January 1 to March 31, 2014 and decreased $0.24 from March 1 to June 30, 2014. Additionally, we issued an additional 6 million price adjustable securities in March 2014, which drove the loss in the first three months to be largely offset by the gain in the second three months. An increase in stock price increases the liability and increases our loss on the consolidated statements of operations.

Change in fair value liability for stock to be issued. We recognized a loss of $2.5 million in the six months ended June 30, 2014 related to the change in fair value of the shares committed to be paid for services, for lease termination, and for license fees. We issued 2.5 million common shares at a fair value of $3.4 million in the first three months of 2014 to fulfill these contractual obligations.

Change in fair value of features embedded in notes payable. We recorded a gain of $0.6 million in the six months ended June 30, 2013 for the change in fair value of separately valued stand-alone features embedded in our notes payable. These features were revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features was tied to the stock price, such that price declines within the reporting period reduced the fair value of the liabilities and was recorded as a gain on the consolidated statements of operations. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below. The notes and all such features were extinguished in March 2014.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of existing debt is extinguished on the date of certain note amendments. Any concurrent warrant issuances and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. In the six months ended June 30, 2013, a $0.9 million loss was recorded due to extinguishment of the debt related to the February 2013 amendment.

Gain on settled liabilities. During the six months ended June 30, 2014, we recorded a $0.3 million gain due to the negotiated settlement of liabilities. $0.26 million was a settlement on accrued compensation for our executive officers. The remaining liabilities to those officers of $1.0 million were paid through the issuance of 2.8 million common shares with a fair value of $1.0 million. The remaining $0.04 million was related to credits related to vendor payables.

Interest and other expense. During the six months ended June 30, 2014, we recorded $1.0 million in interest and other expense compared to $0.1 million in the three and six months ended June 30, 2013. The note amendments executed in 2013 required extinguishment accounting under which the fair value of the associated warrants was expensed on the date of the amendments. Interest expense in the three and six months ended June 30, 2013 represented accrued interest on the notes payable. Interest expense in the six months ended June 30, 2014 consisted of interest on the notes and a $0.97 million charge related to the beneficial conversion feature that allowed conversion at $0.75 per share rather than at the prevailing market price. There was no material interest expense in the three months ended June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2013 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our current and historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by the 2013 Form 10-K and during subsequent reporting periods, including the period covered by this report, have placed substantial pressure on our system of internal control over financial reporting. With the availability of funds, we intend to put in place a stronger internal control process by hiring individuals or consultants to establish increased oversight on our financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended June 30, 2014, we issued an aggregate of 29,752 shares of our common stock to the four members of our Scientific Advisory Board and to one consultant. The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

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

ITEM 6 —EXHIBIT INDEX

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

