Form 10-Q/A
period 2014-06-30
Marina Biotech, Inc.
filed 2014-10-03
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

September 30, 2014	Common stock — $0.006 par value	25,698,521

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, as originally filed with the Securities and Exchange Commission (the “Commission”) on August 19, 2014 (the “Quarterly Report”), solely to revise paragraph (a) of Item 4 of Part I of the Quarterly Report as it relates to the conclusions of our principal executive officer and our principal financial officer regarding the effectiveness of our disclosure controls and procedures as of June 30, 2014.

Other than the foregoing revision to paragraph (a) of Item 4 of Part I of the Quarterly Report, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are including in this Amendment No. 1 the entire Item 4 of Part I of the Quarterly Report.

This Amendment No. 1 continues to speak as of the date of the Quarterly Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the filing of the Quarterly Report.

2

ITEM 4 — CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Cambridge, Massachusetts, on October 3, 2014.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

4

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

5