Form 10-Q
period 2014-09-30
Marina Biotech, Inc.
filed 2014-11-14
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding

November 10, 2014	Common stock — $0.006 par value	25,748,521

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share data)	2013	2014
ASSETS
Current assets:
Cash	$909	$3,203
Accounts receivable	5	-
Prepaid expenses and other current assets	128	55
Total current assets	1,042	3,258
Intangible assets	6,700	6,700
Total assets	$7,742	$9,958
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,614	$1,238
Accrued payroll and employee benefits	1,505	165
Accrued interest and other accrued liabilities	1,462	877
Accrued restructuring	12	-
Notes payable and other debt	1,623	-
Total current liabilities	6,216	2,280
Fair value liability for price adjustable warrants	5,226	15,495
Fair value of stock to be issued to settle liabilities	1,019	25
Deferred tax liabilities	2,345	2,345
Total liabilities	14,806	20,145
Commitments and contingencies
Stockholders’ deficit:
Series C convertible preferred stock, $.01 par value; none and 1,200 shares authorized, issued and outstanding at December 31, 2013 and September 30, 2014, respectively (preference in liquidation of $6,000,000)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 16,937,661 and 25,748,521 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	102	155
Additional paid-in capital	324,145	333,249
Accumulated deficit	(331,311)	(343,591)
Total stockholders’ deficit	(7,064)	(10,187)
Total liabilities and stockholders’ deficit	$7,742	$9,958

See accompanying notes to the unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2014	2013	2014
License and other revenue	$800	$-	$1,115	$-
Operating expenses:
Research and development	103	173	318	268
General and administrative	573	1,434	1,185	2,573
Total operating expenses	676	1,607	1,503	2,841
Income (loss) from operations	124	(1,607)	(388)	(2,841)
Other income (expense):
Change in fair value liability for price adjustable warrants	(149)	(5,487)	1,832	(6,256)
Change in fair value of stock reserved for issuance to settle liabilities	(22)	(48)	313	(2,503)
Interest and other expense	(64)	-	(186)	(1,007)
Change in fair value of embedded features in notes and amendments to notes	242	-	829	-
Gain on sale of equipment	-	-	30	-
Gain (loss) on foreign exchange	-	(1)	-	1
Gain (loss) on debt extinguishment	(1,107)	1	(2,037)	5
Gain on settlement of liabilities	-	19	-	321
Total other income (expense), net	(1,100)	(5,516)	781	(9,439)
Net income (loss)	(976)	(7,123)	393	(12,280)
Deemed dividend related to beneficial conversion feature in Series C convertible preferred shares	-	-	-	(6,000)
Net income (loss) applicable to common stockholders	$(976)	$(7,123)	$393	$(18,280)

Net income (loss) per common share
Basic	$(0.06)	$(0.28)	$0.02	$(0.75)
Diluted	$(0.06)	$(0.28)	$0.02	$(0.75)

Shares used in computing net income (loss) per share
Basic	16,938	25,668	16,938	24,248
Diluted	16,938	25,668	17,228	24,248

See accompanying notes to the unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2014
Operating activities:
Net income (loss)	$393	$(12,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash (gain)/loss on debt extinguishment	2,037	(5)
Non-cash interest expense	186	1,007
Non-cash gain on settlement of liabilities	-	(321)
Compensation related to stock options, restricted stock and employee stock purchase plan	93	260
Gain on disposition of property and equipment	(30)	-
Gain on foreign exchange transactions	-	(1)
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	(313)	2,503
Debt Features	(829)	-
Price adjustable warrants	(1,832)	6,256
Changes in assets and liabilities
Accounts receivable	2	5
Prepaid expenses and other current assets	128	73
Accounts payable	(102)	(361)
Deferred revenue	(115)	-
Accrued interest and other accrued liabilities	587	(501)
Accrued restructuring	(380)	(12)
Net cash used in operating activities	(175)	(3,377)

Investing activities:
Change in restricted cash	380	-
Proceeds from the sale of property and equipment	30	-
Net cash provided by investing activities	410	-

Financing activities:
Proceeds from sales of Series C preferred shares and warrants, net	-	5,929
Cash payments of notes payable	-	(250)
Insurance financing	(10)	(8)
Net cash provided (used) by financing activities	(10)	5,671
Net increase (decrease) in cash	225	2,294
Cash and cash equivalents — Beginning of period	216	909
Cash and cash equivalents — End of period	$441	$3,203
Non-cash financing activities:
Cash paid for interest	$-	$83
Reclassification of fair value liability for price adjustable warrants exercised	$-	$1,916
Issuance of common stock to settle liabilities	$-	$3,517
Debt conversion to common shares	$-	$1,479
Deemed dividend to Series C convertible preferred stockholders	$-	$6,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2013 and 2014 (Unaudited)

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

Marina Biotech, Inc. (collectively “Marina”, “the company”, “us” or “we”), in conjunction with our wholly-owned and financially consolidated subsidiaries, Cequent Pharmaceuticals, Inc. (“Cequent”), MDRNA Research, Inc. (“MDRNA”), and Atossa Healthcare, Inc. (“Atossa”), is a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies to form an integrated drug discovery platform. We distinguish ourselves from other companies in the nucleic acid therapeutics area through this unique platform that enables the development of a variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA (“mRNA”) translational inhibition, exon skipping, miRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal is to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, we had an accumulated deficit of $344 million. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At September 30, 2014, we had a working capital surplus of $1.0 million, which included $3.2 million in cash.

On February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of our Series C Convertible Preferred Stock (“Series C Preferred”), and warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per dollar of stated value. The Series C Stock is initially convertible into an aggregate of 8.0 million shares of our common stock, subject to certain limitations and adjustments.

We believe that our current cash resources, which include the proceeds of the March 2014 offering of Series C Stock, will enable us to fund our intended operations through May 2015.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, stock-based compensation, valuation of warrants, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, valuation of features embedded within note agreements and amendments, and income taxes. Actual results could differ from those estimates.

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

The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014:

		Level 1	Level 2	Level 3
	Balance at December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,226	$-	$-	$5,226
Fair value liability for shares to be issued	1,019	1,019	-	-
Total liabilities at fair value	$6,245	$1,019	$-	$5,226

		Level 1	Level 2	Level 3
	Balance at September 30, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$15,495	$-	$-	$15,495
Fair value liability for shares to be issued	25	25	-	-
Total liabilities at fair value	$15,520	$25	$-	$15,495

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the nine-month period from December 31, 2013 to September 30, 2014:

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at December 31, 2013	$5,226	$0.28	$0.40	124%	4.08	1.30%
Cashless exercise of warrants	(1,916)	0.28	1.15	134	3.21	0.79
Warrant issuance in connection with Series C	5,929	0.75	1.50	121	2.08	0.64
Change in fair value included in statement of operations	6,256	-	-	-	-	-
Balance at September 30, 2014	$15,495	$0.38	$0.65	125%	3.09	0.90%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Stock options outstanding	284,829	1,303,504	284,829	1,303,504
Warrants	16,914,301	21,210,695	16,624,301	21,210,695
Convertible preferred stock	-	8,000,000	-	8,000,000
Total	17,199,130	30,514,199	16,909,130	30,514,199

The following is a reconciliation of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2014	2013	2014
Weighted average common shares outstanding	16,938	25,668	16,938	24,248
Assumed conversion of net common shares issuable under warrants	-	-	290	-
Weighted average common and common equivalent shares outstanding, diluted	16,938	25,668	17,228	24,248

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance. The applicable accounting basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 is not currently applicable as management has plans in place that alleviate any substantial doubt as to our ability to continue as a going concern.

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

During the three months ended March 2013, we recorded interest and other expenses related to the notes of $0.06 million, with interest on the notes being $0.03 million and extinguishment accounting charges being $0.03 million. During the three months ended March 31, 2014 and prior to debt conversion to equity in March 2014, we recorded interest charges of $1.0 million, including $0.97 million related to the exchange of the notes and accrued interest for common stock, with the remainder being interest on the notes prior to exchange. There was no material interest expense in the three months ended September 30, 2014.

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

In March 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Stock, and price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per dollar of stated value. The Series C Stock is initially convertible into an aggregate of 8.0 million shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series C Stock and warrants, we first assessed the terms of the warrants and determined that, due to certain anti-dilution provisions, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $6.5 million. Since the fair value of the warrants exceed the total proceeds received of $6.0 million, we recorded a loss of $0.5 million upon issuance which is included in the change in fair value of price adjustable warrants in the statement of operations. The discount of $6.0 million on the Series C Stock resulting from the allocation of the entire proceeds to the warrant was accreted as a dividend on the Series C Stock through the earliest conversion date, which was immediately. The Series C Stock dividend of $6.0 million was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series C Stock in determining net loss applicable to common stock holders in the statement of operations. We incurred $0.07 million of stock issuance costs in conjunction with the Series C Stock which were netted against the proceeds.

Common Stock — Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights. Our common stock currently trades on the OTCQB tier of the OTC Markets.

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

In April 2014, we issued 0.03 million shares of common stock with fair value of $0.03 million to a consultant and scientific advisory board members in settlement of amounts due under certain employment and consulting agreements and accrued board fees.

In May 2014, we entered into a development consulting contract that required the issuance of $5,000 per month of common shares priced at the volume weighted average price during each month of service. At September 30, 2014, we are obligated to issue 0.03 million shares with a fair value of $0.03 million to the consultant.

In September 2014, we issued 0.05 million shares of common stock with fair value of $0.06 million to a vendor to settle an outstanding payable under the terms of a 2012 compromise and release agreement.

Warrants — In January 2014, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant who is our interim chief financial officer. These warrants vest over two years, have a fixed strike price of $0.48, expire in January 2024. At September 30, 2014, the unvested warrants have a fair value of $0.06 million.

In March 2014, in conjunction with the issuance of Series C Stock (see above), we issued price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million.

During the three months ended March 31, 2014, we issued approximately 1.2 million shares upon net share exercise of warrants.

In April 2014, we issued warrants to purchase up to 0.075 million shares of our common stock to a vendor. These warrants have a fixed strike price of $0.89, expire in January 2024 and have an immaterial fair value.

In August 2014, we issued 0.07 million shares upon net share exercise of warrants.

The following table summarizes warrant activity during the nine months ended September 30, 2014:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	17,017,601	$1.29
Cashless exercises	(1,881,906)	0.37
Issuance to vendor and investors	6,075,000	0.75
Outstanding, September 30, 2014	21,210,695	$1.21
Expiring in 2014	64,382
Expiring in 2015	285,345
Expiring in 2016	6,000,000
Expiring thereafter	14,860,968

Note 4 — Stock Incentive Plans

At September 30, 2014, options to purchase up to 1.3 million shares of our common stock were outstanding.

In September, 2014, shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which allows for the granting of up to 5.0 million shares under awards issued under the 2014 Plan. At September 30, 2014, there remained 4.0 million shares available for future awards and grants under the 2014 Plan.

At September 30, 2014, we had an aggregate of 11,913 shares remaining for grant from previous plans.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2014	2013	2014
Research and development	$19	$15	$42	$34
General and administrative	17	131	51	152
Total	$36	$146	$93	$186

Stock Options — Stock option activity was as follows:

	Options Outstanding
	2014
	Shares	Weighted Average Exercise Price
Outstanding on January 1	284,829	$39.46
Grants	1,019,000	$1.07
Forfeitures	(325)	$426.83
Outstanding on September 30	1,303,504	$9.35
Exercisable as of September 30	408,504	$27.50

The following table summarizes additional information on our stock options outstanding at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $1.07	1,019,000	8.75	$1.07	124,000	$1.07
$2.00 - $2.20	154,288	6.92	2.02	154,288	2.02
$11.60 - $50.00	11,175	5.76	22.44	11,175	22.44
$50.01 - $90.80	84,694	4.14	61.40	84,694	61.40
$127.60 - $167.60	28,166	3.71	136.60	28,166	136.60
$207.60 - $588.80	6,181	3.52	241.28	6,181	241.28
Totals	1,303,504	8.07	$9.35	408,504	$27.50
Exercisable	408,504	5.44

In September 2014, options to purchase 0.771 million shares at $1.07 were granted to J. Michael French under his revised employment agreement. The options have a ten year term. At the one year anniversary of the grant, 0.257 million options vest, with the remaining 0.514 million options vesting monthly over the subsequent 24 months.

In September 2014, options to purchase 0.043 million shares at $1.07 were granted to each of the four non-employee members of our board of directors as an initial award for board membership. The options have a five year term and 0.086 million options vested immediately upon grant with the remaining 0.086 million options vesting in September 2015.

In September 2014, options to purchase 0.019 million shares at $1.07 were granted to each of the four non-employee members of our board of directors as stock based compensation for the period July 1, 2014 to December 31, 2014. The options have a five year term and 0.038 million options vested immediately upon grant with the remaining 0.038 million options vesting on December 31, 2014.

At September 30, 2014, we had $0.93 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 2.7 years.

At September 30, 2014, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised during the periods ended September 30, 2013 and 2014.

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

Note 6 — Commitments and Contingencies

 Standby Letter of Credit/Leases — In connection with the lease of our Bothell, Washington facility, we provided the landlord a $1.2 million stand-by letter of credit. The landlord drew $0.38 million in rent charges from the letter of credit in January and February 2013, before the credit facility was terminated in March 2013. At March 1, 2013, we had exited all facility leases, and the only remaining commitment was to issue 1.5 million common shares to the landlord which were issued in the three months ended March 31, 2014.

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

Cash Position and Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, we had an accumulated deficit of $344 million. To the extent that sufficient funding is available, we will in the future continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties, and, to a lesser extent, equipment financing facilities and secured loans. At September 30, 2014, we had a working capital surplus of $1.0 million, which included $3.2 million in cash.

On February 24, 2014, certain debt holders exchanged secured promissory notes in the aggregate principal and interest amount of $1.5 million for 2.0 million shares of our common stock. In addition, on March 7, 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Stock, and warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per dollar of stated value. The Series C Stock is initially convertible into an aggregate of 8.0 million shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

We believe that our current cash resources, which include the proceeds of the March 2014 offering of Series C Preferred Stock, will enable us to fund our intended operations through May 2015.

Cash flows

Our operating activities used cash of approximately $3.4 million in the nine months ended September 30, 2014, compared to approximately $0.2 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, cash used in operating activities included $2.5 million used to fund operations and an additional $0.9 million was used to reduce accounts payable and accrued expenses. In the nine months ended September 30, 2013, cash used in operating activities related primarily to funding our operations.

Our investing activities provided cash of approximately $0.4 million in the nine months ended September 30, 2013 and we had no investing activities in the first nine months of 2014. In the nine months ended September 30, 2013, cash provided by investing activities was cash received from sales of property and equipment and a draw on restricted cash.

Our financing activities provided cash of $5.7 million in the nine months ended September 30, 2014, compared to an immaterial amount in the nine months ended September 30, 2013. Cash provided by financing activities in 2014 are primarily due to the sale of our Series C preferred shares and warrants to purchase common stock, offset by a cash payment required under the terms of the notes before they were retired.

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

Consolidated Results of Operations

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

Revenue. We recorded no revenues in the three and nine months ended September 2014. Revenue was $0.8 million from Arcturus Therapeutics in the three months ended September 30, 2013, and an additional $0.2 million from Tekmira and $0.1 million from Mirna in the nine months ended September 2013. Revenue in 2013 consisted of upfront payments under our various agreements. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund future business operations.

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, costs of clinical trials and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, facilities costs and other costs. R&D expense increased 70% from $0.10 million to $0.17 million for the three months ended September 30, 2013 and September 30, 2014, respectively. R&D expense decreased 18% from $0.32 million to $0.26 million for the nine months ended September 30, 2013 and September 30, 2014, respectively. Changes primarily resulted from the following:

•	Personnel-related expenses (compensation, benefits, travel related) resulted in expenses of $0.01 million in the three months ended September 30, 2014 and a credit of $0.02 million in the nine months ended September 30, 2014, resulting from a second quarter $0.17 million reversal of accrued time off. This is compared to expenses of $0.1 million and $0.3 million in the three and nine months ended September 30, 2013. Decreases were largely due to the transition of our chief scientific officer to the scientific advisory board.

•	The resumption of development of the FAP program increased R&D consulting from immaterial amounts in 2013 to $0.16 million and $0.24 million in the three and nine months ended September 30, 2014.

•	Additional R&D expenses are related to scientific advisory board fees, which started in 2014 and were $0.046 million for the nine months ended September 30, 2014.

In general, our strengthened financial position since March 31, 2014 has allowed us to subsequently increase R&D spending as we resume development of our FAP product. Development activity and external spending has increased, while employment changes and the accrual reversal have offset the increased spending, resulting in a small decrease in R&D expenses for the nine months ended September 30, 2014 compared to the same period in 2013.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, corporate insurance and facilities costs. G&A costs increased by 123% and 105% from $0.6 million and $1.2 million in the three and nine months ended September 30, 2013 to $1.4 million and $2.6 million in the three and nine months ended September 30, 2014, respectively, primarily resulting from the following:

•	Personnel-related expenses (compensation, benefits, travel related) increased by 115% and 17% from $0.23 million and $0.63 million in the three and nine months ended September 30, 2013 to $0.49 million and $0.73 million in the three and nine months ended September 30, 2014. Increases in the three months ended September 30 were driven by the retrospective salary increase and bonus target accrual for our chief executive officer that was approved in September 2014. Increases in the nine months ended September 30 included the salary and bonus accrual in September, 2014 and were partially offset by the reversal of the previously accrued paid time off and the transition of our interim chief financial officer to the board of directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased by 162% and 103% from $0.34 million and $0.83 million in the three and nine months ended September 30, 2013 to $0.88 million and $1.7 million in the three and nine months ended September 30, 2014, primarily due to costs associated with regaining reporting compliance, the annual shareholder meeting, and audits.

•	Included in G&A in the first half of 2013 was a credit of $0.3 million due to the reversal of a financing-related liability the payment of which was deemed remote.

•	Costs associated with board of director compensation increased from an immaterial amount in 2013 to $0.06 million and $0.16 million in the three and nine months ended September 30, 2014, respectively.

In general, G&A expenses increased in 2014 compared to 2013, due to the resumption of business operations, performing financial audits, and regaining reporting compliance with the Securities and Exchange Commission.

Change in fair value liability for price adjustable securities.  The fair value liability is revalued each balance sheet date utilizing Black-Scholes-Merton model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change associated with this mark-to-fair value requirement resulted in a loss of $0.15 million and a gain of $1.8 million during the three and nine months ended September 30, 2013, respectively. Stock price increases resulted in a $5.5 million loss and stock price increases and the issuance terms of the Series C related warrants resulted in a $6.3 million loss during the three and nine months ended September 30, 2014, respectively. The largest drivers of the change in the value of the liability are the number of price adjustable securities and the change in the stock price. Our stock price decreased $0.15 from January 1 to September 30, 2013, driving a gain on the consolidated statements of operations. Our stock price increased $0.53 from January 1 to September 30, 2014. Additionally, we issued an additional 6 million price adjustable securities in March 2014, which drove a loss in the first three months of 2014. An increase in stock price or warrants outstanding increases the liability and increases our loss on the consolidated statements of operations.

Change in fair value liability for stock to be issued. We recognized a loss of $2.5 million in the nine months ended September 30, 2014 related to the change in fair value of the shares committed to be paid for services, for lease termination, and for license fees. We issued 2.5 million common shares at a fair value of $3.4 million in the first three months of 2014 to fulfill the contractual obligations due at that time. The decrease in the stock price in the first nine months of 2013 resulted in a gain of $0.3 million on the consolidated statements of operations. In May 2014, we entered into a development consulting contract that required the issuance of $0.01 million of common shares at the volume weighted average price over the month of service, starting in June. At September 30, we are obligated to issue 0.03 million shares to the consultant, which reflected $0.02 million aggregate fair value of pro-forma end of each month issuance and a $0.01 loss related to the subsequent change in fair value through September 30, 2014. Additionally, in September 2014, we issued 0.05 million shares at a fair value of $0.06 million to a vendor to settle an outstanding vendor payable.

Change in fair value of features embedded in notes payable. We recorded a gain of $0.8 million in the nine months ended September 30, 2013 for the change in fair value of separately valued stand-alone features embedded in our notes payable. These features were revalued at each reporting period and the liability adjusted accordingly, with changes in the liability reflected as a gain or loss on the consolidated statements of operations. The change in the value of these features was tied to the stock price, such that price declines within the reporting period reduced the fair value of the liabilities and was recorded as a gain on the consolidated statements of operations. The gain was offset when substantially equivalent losses were incurred on debt extinguishment, as discussed below. The notes and all such features were extinguished in March 2014.

Loss on Debt Extinguishment. Due to the requirements under debt extinguishment accounting, the fair value of existing debt is extinguished on the date of certain note amendments. Any concurrent warrant issuances and the fair value of any embedded features within the notes are fully expensed as a gain or loss on extinguishment, then the note terms and features are revalued and rebooked on the balance sheet. In the nine months ended September 30, 2013, a $2.0 million loss was recorded due to extinguishment of the debt related to the February and August 2013 amendment.

Gain on settled liabilities. During the nine months ended September 30, 2014, we recorded a $0.32 million gain due to the negotiated settlement of liabilities. $0.26 million was a settlement on accrued compensation for our executive officers. The remaining liabilities to those officers of $1.0 million were paid through the issuance of 2.8 million common shares with a fair value of $1.0 million. The remaining $0.06 million was related to credits related to vendor payables.

Interest and other expense. During the nine months ended September 30, 2014, we recorded $1.0 million in interest and other expense compared to $0.1 million and $0.2 million in the three and nine months ended September 30, 2013. The note amendments executed in 2013 required extinguishment accounting under which the fair value of the associated warrants was expensed on the date of the amendments. Interest expense in the three and nine months ended September 30, 2013 represented accrued interest on the notes payable. Interest expense in the nine months ended September 30, 2014 consisted of interest on the notes and a $0.97 million charge related to the beneficial conversion feature that allowed conversion at $0.75 per share rather than at the prevailing market price. There was no material interest expense in the three months ended September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not fully effective.

(b) Changes in Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2013 Form 10-K. The material weaknesses discussed therein have not been fully remediated. We have made changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2014, specifically including controls involving the impairment testing of the fair value of intangible assets, separation of duties including account reconciliations, and a formal monthly close and timely reporting to management. Previously, our historical financial condition, loss of substantially all personnel, and cessation of day-to-day operations, particularly during the period covered by the 2013 Form 10-K and during the first two reporting periods of 2014 placed substantial pressure on our system of internal control over financial reporting. We expect to fully remediate our control processes on or before December 31, 2014 by finalizing the implementation of controls that address these remaining weaknesses.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended September 30, 2014, we issued an aggregate of 65,462 shares of common stock upon the cashless exercise of a warrant and 50,000 shares of common stock to a vendor to settle an outstanding payable. The shares were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Cambridge, Massachusetts, on November 14, 2014.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

ITEM 6 —EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

__________

(1)	Filed Herewith.

(2)	Furnished Herewith.

