Form 10-Q
period 2015-03-31
Marina Biotech, Inc.
filed 2015-05-14
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
April 30, 2015	Common stock — $0.006 par value	25,642,904

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
(In thousands, except share and per share data)	2014	2015

ASSETS
Current assets:
Cash	$1,824	$1,163
Accounts receivable	500	-
Prepaid expenses and other current assets	192	139
Total current assets	2,516	1,302
Intangible assets	6,700	6,700
Other assets	-	45
Total assets	$9,216	$8,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$687	$581
Accrued payroll and employee benefits	183	218
Other accrued liabilities	1,072	1,058
Total current liabilities	1,942	1,857
Fair value liability for price adjustable warrants	9,225	7,496
Fair value of stock to be issued to settle liabilities	75	-
Deferred income tax liabilities	2,345	2,345
Total liabilities	13,587	11,698
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized, 1,200 shares of Series C convertible preferred stock issued and outstanding at December 31, 2014 and March 31, 2015 (liquidation preference of $6,000,000 December 31, 2014 and March 31, 2015)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 25,523,216 and 25,642,904 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	153	154
Additional paid-in capital	333,264	333,569
Accumulated deficit	(337,788)	(337,374)
Total stockholders’ deficit	(4,371)	(3,651)
Total liabilities and stockholders’ deficit	$9,216	$8,047

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2015
Operating expenses:
Research and development	$46	$254
General and administrative	517	1,061
Total operating expenses	563	1,315
Loss from operations	(563)	(1,315)
Other income (expense):
Interest and other expense	(1,007)	-
Change in fair value liability for price adjustable warrants	(5,314)	1,729
Change in fair value of stock reserved for issuance to settle liabilities	(2,455)	-
Gain on debt extinguishment	4	-
Gain on settled liabilities	257	-
Total other income (expense)	(8,515)	1,729
Net income (loss) applicable to common stockholders	(9,078)	414
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred stock	(6,000)	-
Net income (loss) applicable to common stockholders	$(15,078)	$414

Net income (loss) per common share
Basic	$(0.70)	$0.02
Diluted	(0.70)	(0.04)

Shares used in computing net income (loss) per share
Basic	21,447	25,632
Diluted	21,447	32,555

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,

(In thousands)	2014	2015
Operating activities:
Net income (loss)	$(9,078)	$414
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on debt extinguishment	(4)	-
Non-cash interest expense	1,007	-
Non-cash gain on settlement of liabilities	(257)	-
Compensation related to stock options and warrants	59	180
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	2,455	-
Price adjustable warrants	5,314	(1,729)
Cash changes in assets and liabilities
Accounts receivable	5	500
Prepaid expenses and other assets	(9)	8
Accounts payable	(24)	(106)
Accrued and other liabilities	(533)	71
Net cash used in operating activities	(1,065)	(662)
Financing activities:
Proceeds from sales of Series C preferred shares and warrants, net	5,929	-
Cash payments on notes payable	(250)	-
Insurance financing	(3)	-
Proceeds from exercise of warrants for common stock	-	1
Net cash provided by financing activities	5,676	1
Net increase (decrease) in cash	4,611	(661)
Cash and cash equivalents — January 1	909	1,824
Cash and cash equivalents — March 31	$5,520	$1,163
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$83	$-
Reclassification of fair value liability for price adjustable warrants exercised	$1,862	$-
Fair value of warrants issued to purchase common stock to settle liabilities	$-	$50
Issuance of common stock to settle liabilities	$3,474	$75
Debt conversion to common shares	$1,479	$-
Deemed dividend to Series C convertible preferred stockholders	$6,000	$-

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2015

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2015, we had an accumulated deficit of approximately $337.4 million, $111.7 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At March 31, 2015, we had negative working capital of $0.6 million and $1.2 million in cash. Our resumed operating activities consume the majority of our cash resources.

We believe that our current cash resources will enable us to fund our intended limited operations through September 2015. Our ability to execute our operating plan beyond September 2015 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. We are currently pursuing both non-dilutive means of obtaining additional capital, primarily from existing and potential future licenses and partnerships, and dilutive means of obtaining additional capital, primarily through the offering of our equity and debt securities. However, there can be no assurance that we will be successful in such endeavors. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, stock-based compensation, valuation of warrants, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, valuation of features embedded within note agreements and amendments, and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments — We consider the fair value of cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes option pricing model (“Black-Scholes Model”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2014	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$9,225	$-	$-	$9,225
Fair value liability for shares to be issued	75	75	-	-
Total liabilities at fair value	$9,300	$75	$-	$9,225

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	March 31, 2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$7,496	$-	$-	$7,496
Total liabilities at fair value	$7,496	$-	$-	$7,496

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the three-month period ended March 31, 2015:

		Weighted average as of each measurement date
	Fair value
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2014	$9,225	$0.42	$0.95	121%	3.51	0.90%
Change in fair value included in statement of operations	(1,729)
Balance at March 31, 2015	$7,496	$0.42	$0.64	110%	2.42	0.66%

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2014	2015
Stock options outstanding	284,829	1,316,106
Warrants	21,235,695	1,285,693
Total	21,520,524	2,601,799

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2014	2015
Net income (loss) – numerator basic	$(15,078)	$414
Change in fair value liability for price adjustable warrants	-	(1,729)
Net loss excluding change in fair value liability for price adjustable warrants	$(15,078)	$(1,315)
Weighted average common shares outstanding – denominator basic	21,447	25,632
Effect of price adjustable warrants	-	6,923
Weighted average dilutive common shares outstanding	21,447	32,555
Net income (loss) per common share – basic	$(0.70)	$0.02
Net income (loss) per common share – diluted	$(0.70)	$(0.04)

Recently Issued Accounting Standards - In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

Note 2 — Stockholders’ Deficit

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, we designated 1,200 shares of Series C Convertible Preferred Stock (“Series C Preferred”).

In March 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Preferred, and price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Preferred is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series C Preferred and warrants, we first assessed the terms of the warrants and determined that, due to certain anti-dilution provisions, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $6.5 million. Since the fair value of the warrants exceed the total proceeds received of $6.0 million, we recorded a loss of $0.5 million upon issuance, which is included in the change in fair value of price adjustable warrants in the consolidated statements of operations. The discount of $6.0 million on the Series C Preferred resulting from the allocation of the entire proceeds to the warrant was accreted as a dividend on the Series C Preferred through the earliest conversion date, which was immediately. The Series C Preferred dividend of $6.0 million was recorded to additional paid-in capital and as a deemed dividend on the Series C Preferred in determining net loss applicable to common stock holders in the consolidated statements of operations. We incurred $0.07 million of stock issuance costs in conjunction with the Series C Preferred, which were netted against the proceeds.

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

In January 2015, we issued 0.12 million shares with a value of $0.075 million to Novosom as the equity component owed under our December 2014 license agreement with MiNA Therapeutics.

Warrants — In January 2015, an investor exercised 2,500 warrants at an exercise price of $0.28 prior to warrant expiry.

In December 2013, we issued warrants to purchase up to 0.10 million shares of our common stock to a consultant who is our interim chief financial officer. These warrants vest over two years, have a fixed strike price of $0.48, and expire in December 2023. The total stock-based expense related to the warrants that vested during the three months ended March 31, 2015 amounted to $0.01 million. At March 31, 2015, we had $0.03 million of total unrecognized compensation expense related to unvested warrants. We expect to recognize this cost by end of 2015.

In January and February 2015, we issued warrants to purchase up to an aggregate of 0.064 million shares to a vendor providing scientific and development consulting services to our company. The fair value of these warrants at issuance was $0.05 million and was accrued at December 31, 2014.

The following table summarizes warrant activity during the three months ended March 31, 2015:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	21,212,813	$1.19
Exercised warrants	(2,500)	0.28
Warrants issued	66,717	0.75
Outstanding, March 31, 2015	21,277,030	$1.19
Expiring in 2015	285,345
Expiring in 2016	6,000,000
Expiring in 2017	7,235,622
Expiring thereafter	7,756,063

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(In thousands)	2014	2015
Research and development	$10	$26
General and administrative	10	145
Total	$20	$171

Stock Options — Stock option activity was as follows:

	Options Outstanding
	2015
	Shares	Weighted Average Exercise Price
Outstanding, January 1	1,084,106	$5.52
Options Issued	232,000	$0.63
Outstanding, March 31	1,316,106	$4.66
Exercisable, March 31	293,856	$17.34

The following table summarizes additional information on our stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life (Years)	Weighted-average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$0.63 - $0.82	252,000	4.75	$0.65	126,000	$0.65
$0.83 - $1.07	1,019,000	8.25	1.07	124,000	1.07
$1.08 - $2.20	2,500	6.44	2.20	1,250	2.20
$2.21 - $50.00	10,500	3.20	47.60	10,500	47.60
$50.01 - $100.00	10,500	3.20	87.60	10,500	87.60
$100.01 - $200.00	16,000	3.20	141.35	16,000	141.35
$200.01 - $526.40	5,606	3.17	213.63	5,606	213.63
Totals	1,316,106	7.41	$4.66	293,856	$17.34
Weighted-Average Exercisable Remaining Contractual Life					4.41

In January 2015, we issued options to purchase up to an aggregate of 152,000 shares of our common stock to non-employee members of our board of directors at an exercise price of $0.635 per share as the annual grant to such directors for their service on our board of directors during 2015, and we issued options to purchase up to an aggregate of 80,000 shares of our common stock to the members of our scientific advisory board at an exercise price of $0.63 per share as the annual grant to such persons for their service on our scientific advisory board during 2015.

At March 31, 2015, we had $0.75 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 2.2 years.

At March 31, 2015, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.58, the per share closing market price of our common stock at that date. No options were exercised during the three months ended March 31, 2015.

Note 4 — Intellectual Property and Collaborative Agreements

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In January 2015, we paid Novosom $0.08 million cash and issued 0.12 million shares of common stock valued at $0.075 million for amounts due related to the MiNA license signed in December 2014.

Note 5 — Commitments and Contingencies

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

On May 11, 2015, we amended the SMARTICLES licensing agreement that we entered into in December 2011 with Mirna Therapeutics, Inc. to allow for prepayment by Mirna to us of a future milestone. On May 12, 2015, Mirna paid $400,000 to satisfy that future milestone obligation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding in the future; (ii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iii) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (v) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2015, we had an accumulated deficit of approximately $337.4 million, $111.7 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties and, to a lesser extent, equipment financing facilities and secured loans. In 2014, we funded operations with a combination of issuances of preferred stock and license-related revenues. At March 31, 2015, we had negative working capital of $0.6 million and $1.2 million in cash. Our resumed operating activities consume the majority of our cash resources.

We believe that our current cash resources will enable us to fund our intended limited operations through September 2015. Our ability to execute our operating plan beyond September 2015 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. We are currently pursuing both non-dilutive means of obtaining additional capital, primarily from existing and potential future licenses and partnerships, and dilutive means of obtaining additional capital, primarily through the offering of our equity and debt securities. However, there can be no assurance that we will be successful in such endeavors. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

Our operating activities used cash of $0.7 million in the three months ended March 31, 2015, compared to $1.1 million in the three months ended March 31, 2014. In the three months ended March 31, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $1.6 million, represented stock compensation and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $0.5 million from collecting $0.5 million due under a licensing agreement, with other items largely offsetting each other. During the three months ended March 31, 2014, cash used in operating activities related primarily to funding our net loss, adjusted for non-cash gains on the settlement of liabilities of $0.26 million. Adjustments for non-cash expenses totaling $8.8 million included charges related to beneficial conversion and debt extinguishment, interest expense, stock compensation, and the adjustment of warrants and stock to be issued to extinguish liabilities to reflect fair value. Changes in operating assets and liabilities used $0.6 million mostly from changes in accrued liabilities, predominantly related to payment of prior period accrued franchise taxes.

We had no investing activities in the three months ended March 31, 2014 or 2015.

We undertook minimal financing activities in the three months ended March 31, 2015, compared to financing activities that provided $5.7 million in the three months ended March 31, 2014, primarily due to the sale of preferred stock and warrants to purchase common shares, offset by cash we were required to pay to the holders of certain notes payable prior to the conversion of such notes into equity.

Consolidated Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2015 to the three months ended March 31, 2014

Research and Development. R&D expense consists primarily of salaries and other personnel-related expenses, consulting and other outside services, and other costs. R&D expense increased $0.21 million from $0.05 million in the three months ended March 31, 2014 to $0.25 million in the three months ended March 31, 2015, due primarily to the resumption of FAP product development and increased stock compensation expense for members of the scientific advisory board.

We anticipate continued increased spending on FAP product development in 2015.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased 105% from $0.5 million in the three months ended March 31, 2014 to $1.1 million in the three months ended March 31, 2015 as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) increased 47% from $0.2 million in the three months ended March 31, 2014 to $0.3 million in the three months ended March 31, 2015, due primarily to revisions in compensation levels as stated within the 2014 revised employment agreement with Mr. French, our Chief Executive Officer and increased stock compensation expense for Directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased $0.5 million, from $0.2 million in the three months ended March 31, 2014 to $0.7 million in the three months ended March 31, 2015 due to increased legal, accounting and filing fees, related primarily to regaining compliance with our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In general, G&A costs increased due to efforts associated with our company regaining compliance with our reporting obligations under the Exchange Act during the subsequent quarters of 2014. We incurred little compliance costs in the three months ended March 31, 2014 because we were not compliant with our reporting obligations and had not resumed the expenses associated with full SEC public company compliance and reporting. In addition to these costs, expense was incurred related to SEC filings in preparation for financing activities.

Interest & other expense. Interest and other expense was not incurred in the three months ended March 31, 2015 versus interest expense of $1.0 million in the three months ended March 31, 2014. This was mostly due to the 2014 non-cash interest expense related to the conversion of the notes payable into common stock.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes Model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The loss associated with this mark-to-fair valuation requirement was $5.3 million during the first three months of 2014, but stock price decreases resulted in a $1.7 million gain during the first three months of 2015. There were no additional price adjustable warrants issued between reporting periods, thus the change is all related to the stock price decline between valuation dates.

Change in fair value liability for stock to be issued. During the first three months of 2014, we recognized a $2.5 million loss associated with the change in the value of share-denominated payments contractually obligated, but not yet issued. As of January 1, 2015, we had issued all share denominated contractually obligated stock and had taken on no new such obligations. As a result, there was no change in fair value of such stock during the three months ended March 31, 2015.

Gain on settled liabilities. During the three months ended March 31, 2014, we recorded a $0.26 million gain due to the negotiated settlement of liabilities accrued for our executive officers. The remaining $1.0 million of liabilities to those officers was paid through the January 2014 issuance of 2.8 million common shares with a fair value of $1.0 million.

Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares.

The Series C Preferred share terms include an immediate beneficial conversion feature, as the conversion price is established to be no higher than $0.75 while the closing price of common shares on the closing date for the issuance of the Series C Preferred was significantly higher, and the shares were immediately convertible.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2015, we issued 117,188 unregistered shares of common stock to Novosom as a result of the technology sublicense agreement that we entered into with Mina Therapeutics, Ltd. in December 2014. Also during the fiscal quarter ended March 31, 2015, we issued warrants to purchase up to 64,217 shares of common stock to a vendor providing scientific and development consulting services to our Company. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in Cambridge, Massachusetts, on May 14, 2015.

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

