Form 10-Q
period 2015-06-30
Marina Biotech, Inc.
filed 2015-08-13
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
August 13, 2015	Common stock — $0.006 par value	26,451,237

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except share and per share data)	2014	2015

ASSETS
Current assets:
Cash	$1,824	$726
Accounts receivable	500	-
Prepaid expenses and other current assets	192	83
Total current assets	2,516	809
Intangible assets	6,700	6,700
Other Assets	-	45
Total assets	$9,216	$7,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$687	$502
Accrued payroll and employee benefits	183	271
Other accrued liabilities	1,072	1,349
Total current liabilities	1,942	2,122
Fair value liability for price adjustable warrants	9,225	5,582
Fair value of stock to be issued to settle liabilities	75	-
Deferred tax liabilities	2,345	2,345
Total liabilities	13,587	10,049
Commitments and contingencies
Stockholders’ deficit:
Series C convertible preferred stock, $.01 par value; 100,000 shares authorized, 1,200 and 1,110 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively (preference in liquidation of $5,550,000 at June 30, 2015)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 25,523,216 and 26,451,237 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	153	159
Additional paid-in capital	333,264	333,816
Accumulated deficit	(337,788)	(336,470)
Total stockholders’ deficit	(4,371)	(2,495)
Total liabilities and stockholders’ deficit	$9,216	$7,554

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2015	2014	2015
Revenue:
License and milestone	$-	$400	$-	$400

Operating expenses:
Research and development	49	230	95	484
General and administrative	622	1,192	1,139	2,253
Total operating expenses	671	1,422	1,234	2,737
Loss from operations	(671)	(1,022)	(1,234)	(2,337)
Other income (expense):
Interest and other expense	-	-	(1,007)	-
Change in fair value liability for price adjustable warrants	4,545	1,914	(769)	3,643
Change in fair value of stock reserved for issuance to settle liabilities	-	-	(2,455)	-
Gain on foreign exchange	2	-	2	-
Gain on debt extinguishment	-	-	4	-
Gain on settled liabilities	45	12	302	12
Total other income (expense), net	4,592	1,926	(3,923)	3,655
Net income (loss) applicable to common stockholders	3,921	904	(5,157)	1,318
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares	-	-	(6,000)	-
Net income (loss) applicable to common stockholders	$3,921	$904	$(11,157)	$1,318

Net income (loss) per common share
Basic	$0.15	$0.03	$(0.47)	$0.05
Diluted	$0.11	$(0.03)	$(0.47)	$(0.08)

Shares used in computing net income (loss) per share
Basic	25,633	26,036	23,563	26,036
Diluted	34,801	30,293	23,563	30,293

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2014	2015
Operating activities:
Net income (loss)	$(5,157)	$1,318
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash (gain) on debt extinguishment	(4)	-
Non-cash interest expense	1,007	-
Non-cash license expense	-	120
Non-cash gain on settlement of liabilities	(302)	(12)
Compensation related to stock options and warrants	107	296
Gain on foreign exchange transactions	(2)	-
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	2,455	-
Price adjustable warrants	769	(3,643)
Cash changes in assets and liabilities
Accounts receivable	5	500
Prepaid expenses and other assets	43	64
Accounts payable	(561)	(173)
Accrued and other liabilities	(626)	431
Net cash used in operating activities	(2,266)	(1,099)

Financing activities:
Proceeds from sales of Series C preferred shares and warrants, net	5,929	-
Cash payments of notes payable	(250)	-
Insurance financing	(5)	-
Proceeds from exercise of warrants for common stock	-	1
Net cash provided by financing activities	5,674	1
Net increase (decrease) in cash	3,408	(1,098)
Cash — Beginning of period	909	1,824
Cash — End of period	$4,317	$726
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$83	$-
Reclassification of fair value liability for price adjustable warrants exercised	$1,862	$-
Issuance of common stock to settle liabilities	$3,474	$195
Fair value of warrants issued to purchase common stock to settle liabilities	$-	$65
Debt conversion to common stock	$1,479	$-
Deemed dividend to Series C convertible preferred stockholders	$6,000	$-
Par value of common stock issued upon conversion of Series C convertible preferred stock	$-	$4

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 and 2015

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2015, we had an accumulated deficit of approximately $336.5 million, $110.4 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At June 30, 2015, we had negative working capital of $1.27 million and $0.73 million in cash. Our resumed operating activities consume the majority of our cash resources.

We believe that our current cash resources will enable us to fund our intended operations through March 2016. Our ability to execute our operating plan beyond March 2016 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. We are currently pursuing both non-dilutive means of obtaining additional capital, primarily from existing and potential future licenses and partnerships, and dilutive means of obtaining additional capital, primarily through the offering of our equity and debt securities. However, there can be no assurance that we will be successful in such endeavors. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any future period.

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

Fair Value of Financial Instruments —We consider the fair value of cash, accounts receivable, accounts payable and accrued liabilities to not be materially different from their carrying value. These financial instruments have short-term maturities.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes option pricing model (“Black-Scholes Model”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2014	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$9,225	$-	$-	$9,225
Fair value liability for shares to be issued	75	75	-	-
Total liabilities at fair value	$9,300	$75	$-	$9,225

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	June 30, 2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$5,582	$-	$-	$5,582
Total liabilities at fair value	$5,582	$-	$-	$5,582

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the six-month period ended June 30, 2015:

		Weighted average as of each measurement date
	Fair value
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2014	$9,225	$0.42	$0.95	121%	3.51	0.90%
Change in fair value included in Statement of Operations	(3,643)
Balance at June 30, 2015	$5,582	$0.42	$0.59	102%	2.09	0.70%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Stock options outstanding	284,505	1,316,106	284,505	1,316,106
Warrants	7,031,058	1,323,291	21,310,695	1,323,291
Convertible preferred stock	-	8,000,000	8,000,000	8,000,000
Total	7,315,563	10,639,397	29,595,200	10,639,397

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income (loss) – numerator basic	$3,921	$904	$(11,157)	$1,318
Change in fair value liability for price adjustable warrants	-	(1,914)	-	(3,643)
Net loss excluding change in fair value liability for price adjustable warrants	$3,921	$(1,010)	$(11,157)	$(2,325)
Weighted average common shares outstanding – denominator basic	25,633	26,036	23,563	26,036
Assumed conversion of Series C	102	-	-	-
Effect of price adjustable warrants	9,066	4,257	-	4,257
Weighted average dilutive common shares outstanding	34,801	30,293	23,563	30,293
Net income (loss) per common share – basic	$0.15	$0.03	$(0.47)	$0.05
Net income (loss) per common share – diluted	$0.11	$(0.03)	$(0.47)	$(0.08)

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

In May 2015, we issued 0.21 million shares with a value of $0.12 million to Novosom as the equity component owed as a result of an accelerated milestone payment under our December 2011 license agreement with Mirna Therapeutics.

In June 2015, an investor converted 90 shares of Series C Preferred into 0.6 million shares of common stock.

Warrants — In January 2015, an investor exercised 2,500 warrants at an exercise price of $0.28.

From January to June 2015, we issued warrants to purchase up to an aggregate of 0.102 million shares to a vendor providing scientific and development consulting services to our company. The fair value of these warrants at issuance was $0.065 million of which $0.05 million was accrued at December 31, 2014.

The following table summarizes warrant activity during the six months ended June 30, 2015:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	21,212,813	$1.19
Exercised warrants	(2,500)	0.28
Warrants issued to vendor	104,315	0.68
Outstanding, June 30, 2015	21,314,628	$1.19
Expiring in 2015	285,345
Expiring in 2016	6,000,000
Expiring in 2017	7,235,622
Expiring thereafter	7,793,661

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2015	2014	2015
Research and development	$10	$5	$20	$31
General and administrative	10	112	20	265
Total	$20	$117	$40	$296

Stock Options — Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,084,106	$5.52
Options Issued	232,000	$0.63
Outstanding, June 30, 2015	1,316,106	$4.66
Exercisable, June 30, 2015	293,856	$17.34

The following table summarizes additional information on our stock options outstanding at June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining			Weighted
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.63 - $0.82	252,000	4.50	$0.65	126,000	$0.65
$0.83 - $1.07	1,019,000	8.00	1.07	124,000	1.07
$1.08 - $2.20	2,500	6.19	2.20	1,250	2.20
$2.21 - $50.00	10,500	2.95	47.60	10,500	47.60
$50.01 - $100.00	10,500	2.95	87.60	10,500	87.60
$100.01 - $200.00	16,000	2.95	141.35	16,000	141.35
$200.01 - $526.40	5,606	2.92	213.63	5,606	213.63
Totals	1,316,106	7.16	$4.66	293,856	$17.34
Weighted-Average Exercisable Remaining Contractual Life (Years)					4.16

In January 2015, we issued options to purchase of 0.15 million shares of our common stock to non-employee members of our board of directors at an exercise price of $0.635 per share as the annual grant to such directors for their service on our board of directors during 2015, and we issued options to purchase 0.08 million shares of our common stock to the members of our scientific advisory board at an exercise price of $0.63 per share as the annual grant to such persons for their service on our scientific advisory board during 2015.

At June 30, 2015, we had $0.64 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 2.0 years.

At June 30, 2015, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.48, the per share closing market price of our common stock at that date. No options were exercised during the six months ended June 30, 2015.

Note 4 — Intellectual Property and Collaborative Agreements

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In January 2015, we paid Novosom $0.08 million cash and issued 0.12 million shares of common stock valued at $0.075 million for amounts due related to the MiNA license signed in December 2014. In May 2015, we issued Novosom 0.21 million shares of common stock with a value of $0.12 million for amounts due related to an accelerated milestone payment under the Mirna license signed in December 2011.

Note 5 — Commitments and Contingencies

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

On August 5, 2015, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 220 shares of Series D Preferred, and price adjustable warrants to purchase up to 3.44 million shares of our common stock at an exercise price of $0.40 per share, for an aggregate purchase price of $1.1 million. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of our common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2015, we had an accumulated deficit of approximately $336.5 million, $110.4 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements with other parties and, to a lesser extent, equipment financing facilities and secured loans. In 2014, we funded operations with a combination of issuances of preferred stock and license-related revenues. At June 30, 2015, we had negative working capital of $1.27 million and $0.73 million in cash. Our resumed operating activities consume the majority of our cash resources.

We believe that our current cash resources will enable us to fund our intended operations through March 2016. Our ability to execute our operating plan beyond March 2016 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. We are currently pursuing both non-dilutive means of obtaining additional capital, primarily from existing and potential future licenses and partnerships, and dilutive means of obtaining additional capital, primarily through the offering of our equity and debt securities. However, there can be no assurance that we will be successful in such endeavors. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

Our operating activities used cash of $1.1 million in the six months ended June 30, 2015, compared to $2.3 million in the six months ended June 30, 2014. In the six months ended June 30, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $3.2 million, represented stock compensation, gain on settled liabilities and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $0.8 million from collecting $0.5 million due under a licensing agreement, and $0.3 million driven mainly by changes in accounts payable and accrued liabilities associated with costs incurred related to SEC filings in preparation for financing activities. During the six months ended June 30, 2014, cash used in operating activities related primarily to funding our net loss, adjusted for non-cash gains on the settlement of liabilities of $0.3 million. Adjustments for non-cash expenses, totaling $4.3 million, included interest expense related to beneficial conversion feature and debt extinguishment, stock-based compensation expense, and the changes in the fair values of stock-based liabilities. Changes in operating assets and liabilities used $1.1 million mostly from changes in accrued liabilities, predominantly related to payment of prior period accrued franchise taxes.

We undertook minimal financing activities in the six months ended June 30, 2015, compared to generating $5.7 million in the six months ended in June 30, 2014. In the six months ended June 30, 2014, changes in cash from financing activities were primarily due to the sale of our Series C preferred shares and warrants to purchase common stock, partially offset by a cash payment required under the terms of the notes before they were retired.

Consolidated Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014

Revenue. We recorded $0.4 million in revenue in the six months ended June 30, 2015, which consisted of an accelerated milestone payment from Mirna under our 2011 licensing agreement. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of consulting and other outside services. R&D expense increased from $0.05 million and $0.1 million for the three and six months ended June 30, 2014 to $0.2 million and $0.5 million for the three and six months ended June 30, 2015, due primarily to the resumption of FAP product development and increased stock compensation expense for members of the scientific advisory board.

We anticipate continued increased spending on FAP product development in 2015.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased by 92% and 98% from $0.6 million and $1.1 million in the three and six months ended June 30, 2014 to $1.2 million and $2.3 million in the three and six months ended June 30, 2015 as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) increased from $0.01 million and $0.2 million for the three and six months ended June 30, 2014 to $0.3 million and $0.6 million in the three and six months ended June 30, 2015, due primarily to revisions in compensation levels as stated within the 2014 revised employment agreement with our Chief Executive Officer and increased stock compensation expense for Directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased $0.5 million and $0.8 million in the three and six months ended June 30, 2014 to $0.9 million and $1.6 million in the three and six months ended June 30, 2015 due to increased legal, accounting and filing fees, primarily due to costs related to SEC filings in preparations for financing activities.

In general, G&A costs increased due to efforts associated with our company regaining compliance with our reporting obligations under the Exchange Act during the subsequent quarters of 2014. We incurred nominal compliance costs in the six months ended June 30, 2014 because we were not compliant with our reporting obligations and had not resumed the expenses associated with full SEC public company compliance and reporting. In addition to these costs, expense was incurred related to SEC filings in preparation for financing activities.

Interest & other expense. We incurred no interest and other expense in the three and six months ended June 30, 2015 versus interest expense of $1.0 million in the six months ended June 30, 2014. This was mostly due to the 2014 non-cash interest expense related to the conversion of the notes payable into common stock.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes Model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The stock price decreases resulted in a $4.5 million gain and stock price increases and the issuance terms of the Series C related warrants resulted in a $0.8 million loss during the three and six months ended June 30, 2014, respectively. Stock price decreases resulted in a $1.9 million and $3.6 million gain during the three and six months ended June 30, 2015, respectively. There were no additional price adjustable warrants issued between reporting periods, thus the change is all related to the stock price decline between valuation dates.

Change in fair value liability for stock to be issued. In the six months ended June 30, 2014, we recognized a $2.5 million loss associated with the change in the fair value of share-denominated obligations. As of January 1, 2015, we had issued all share denominated contractually obligated stock and had taken on no new such obligations. As a result, there was no change in fair value of such stock during the three and six months ended June 30, 2015.

Gain on settled liabilities. During the three and six months ended June 30, 2014, we recorded a $0.05 million and $0.3 million gain due to the negotiated settlement of liabilities accrued for our executive officers. During the three and six months ended June 30, 2015, we recorded $0.01 million gain related to credits on vendor payables.

Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares.

The Series C Preferred share terms include an immediate beneficial conversion feature of $6.0 million, as the conversion price is established to be no higher than $0.75 while the closing price of common shares on the closing date for the issuance of the Series C Preferred was significantly higher, and the shares were immediately convertible. The deemed dividend is included in net income (loss) applicable to common stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended June 30, 2015, we issued 0.21 million unregistered shares of common stock to Novosom as a result of the accelerated milestone payment that we received under our December 2011 license agreement with Mirna Therapeutics. Also during the fiscal quarter ended June 30, 2015, we issued warrants to purchase up to 0.102 million shares of common stock to a vendor providing scientific and development consulting services to our Company. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in New York, New York, on August 13, 2015.

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

