Form 10-Q
period 2015-09-30
Marina Biotech, Inc.
filed 2015-11-16
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 13, 2015	Common stock — $0.006 par value	27,079,340

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
(In thousands, except share and per share data)	2014	2015

ASSETS
Current assets:
Cash	$1,824	$1,313
Accounts receivable	500	-
Prepaid expenses and other current assets	192	65
Total current assets	2,516	1,378
Intangible assets	6,700	6,700
Other assets	-	45
Total assets	$9,216	$8,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$687	$759
Accrued payroll and employee benefits	183	326
Other accrued liabilities	1,072	1,409
Total current liabilities	1,942	2,494
Fair value liability for price adjustable warrants	9,225	3,672
Fair value of stock to be issued to settle liabilities	75	12
Deferred tax liabilities	2,345	2,345
Total liabilities	13,587	8,523
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,200 and 1,110 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively (preference in liquidation of $5,550 at September 30, 2015)	-	-
Series D convertible preferred stock, $0.01 par value; 220 shares authorized, zero and 220 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively (preference in liquidation of $1,110 at September 30, 2015)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 25,523,216 and 26,451,237 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	153	159
Additional paid-in capital	333,264	334,452
Accumulated deficit	(337,788)	(335,011)
Total stockholders’ deficit	(4,371)	(400)
Total liabilities and stockholders’ deficit	$9,216	$8,123

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2015	2014	2015
Revenue:
License and milestone	$-	$80	$-	$480

Operating expenses:
Research and development	173	90	268	574
General and administrative	1,434	1,022	2,573	3,275
Total operating expenses	1,607	1,112	2,841	3,849
Loss from operations	(1,607)	(1,032)	(2,841)	(3,369)
Other income (expense):
Interest and other expense	-	-	(1,007)	-
Change in fair value liability for price adjustable warrants	(5,487)	2,485	(6,256)	6,128
Change in fair value of stock reserved for issuance to settle liabilities	(48)	-	(2,503)	-
Gain (loss) on foreign exchange	(1)	-	1	-
Gain on debt extinguishment	1	-	5	-
Gain on settled liabilities	19	6	321	18
Total other income (expense), net	(5,516)	2,491	(9,439)	6,146
Net income (loss)	(7,123)	1,459	(12,280)	2,777
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares	-	-	(6,000)	-
Deemed dividend related to discount on beneficial conversion feature in Series D convertible preferred shares	-	(690)	-	(690)
Net income (loss) applicable to common stockholders	$(7,123)	$769	$(18,280)	$2,087

Net income (loss) per common share
Basic	$(0.28)	$0.03	$(0.75)	$0.08
Diluted	$(0.28)	$(0.06)	$(0.75)	$(0.12)

Shares used in computing net income (loss) per share
Basic	25,668	26,462	24,248	26,047
Diluted	25,668	30,939	24,248	33,484

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2014	2015
Operating activities:
Net income (loss)	$(12,280)	$2,777
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on debt extinguishment	(5)	-
Non-cash interest expense	1,007	-
Non-cash license expense	-	132
Non-cash gain on settlement of liabilities	(321)	(18)
Share-based compensation expense	260	412
Gain on foreign exchange transactions	(1)	-
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	2,503	-
Price adjustable warrants	6,256	(6,128)
Cash changes in assets and liabilities
Accounts receivable	5	500
Prepaid expenses and other assets	73	82
Accounts payable	(361)	90
Accrued and other liabilities	(501)	546
Accrued restructuring	(12)	-
Net cash used in operating activities	(3,377)	(1,607)

Financing activities:
Proceeds from sales of Series C preferred shares and warrants, net	5,929	-
Proceeds from sales of Series D preferred shares and warrants, net	-	1,095
Cash payments of notes payable	(250)	-
Insurance financing	(8)	-
Proceeds from exercise of warrants for common stock	-	1
Net cash provided by financing activities	5,671	1,096
Net increase (decrease) in cash	2,294	(511)
Cash — Beginning of period	909	1,824
Cash — End of period	$3,203	$1,313
Non-cash financing activities:
Reclassification of fair value liability for price adjustable warrants exercised	$1,916	$-
Issuance of common stock to settle liabilities	$3,517	$195
Fair value of warrants issued to purchase common stock to settle liabilities	$-	$65
Debt conversion to common stock	$1,479	$-
Deemed dividend to Series C convertible preferred stockholders	$6,000	$-
Deemed dividend to Series D convertible preferred stockholders	$-	$690
Par value of common stock issued upon conversion of Series C convertible preferred stock	$-	$4
Supplemental disclosure of cash flow information
Cash paid for interest	$83	$-

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 and 2015

(Unaudited)

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2015, we had an accumulated deficit of approximately $335.0 million, $108.9 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014 and 2015, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At September 30, 2015, we had negative working capital of $1.1 million and $1.3 million in cash. Our resumed limited operating activities consume the majority of our cash resources.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any future period.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes option pricing model (“Black-Scholes Model”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2015:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2014	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$9,225	$-	$-	$9,225
Fair value liability for shares to be issued	75	75	-	-
Total liabilities at fair value	$9,300	$75	$-	$9,225

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	September 30,	active markets for	Significant other	unobservable
(In thousands)	2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$3,672	$-	$-	$3,672
Fair value liability for shares to be issued	12	12	-	-
Total liabilities at fair value	$3,684	$12	$-	$3,672

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the nine months ended September 30, 2015:

		Weighted average as of each measurement date
	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at December 31, 2014	$9,225	$0.42	$0.95	121%	3.51	0.90%
Warrant issuance in connection with Series D convertible preferred stock	575	0.40	0.44	97%	1.19	0.73%
Change in fair value included in statement of operations	(6,128)	-	-	-	-	-
Balance at September 30, 2015	$3,672	$0.42	$0.53	102%	2.07	0.57%

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options outstanding	1,303,504	1,316,106	1,303,504	1,316,106
Warrants	21,210,695	1,236,946	21,210,695	1,236,946
Convertible preferred stock	8,000,000	10,150,000	8,000,000	10,150,000
Total	30,514,199	12,703,052	30,514,199	12,703,052

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2015	2014	2015
Net income (loss) – numerator basic	$(7,123)	$769	$(18,280)	$2,087
Change in fair value liability for price adjustable warrants	-	(2,485)	-	(6,128)
Net loss excluding change in fair value liability for price adjustable warrants	$(7,123)	$(1,716)	$(18,280)	$(4,041)
Weighted average common shares outstanding – denominator basic	25,668	26,462	24,248	26,047
Effect of price adjustable warrants	-	4,477	-	7,437
Weighted average dilutive common shares outstanding	25,668	30,939	24,248	33,484
Net income (loss) per common share – basic	$(0.28)	$0.03	$(0.75)	$0.08
Net loss per common share – diluted	$(0.28)	$(0.06)	$(0.75)	$(0.12)

Note 2 — Stockholders’ Deficit

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock. We have designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, we designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, we designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”).

In March 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Preferred, and price adjustable warrants to purchase up to 6.0 million shares of our common stock at an initial exercise price of $0.75 per share, for an aggregate purchase price of $6.0 million. The exercise price of the warrants is subject to reduction in the event of certain dilutive stock issuances at any time while the warrants are outstanding, but not to be reduced below $0.28 per share. Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Preferred is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series C Preferred and warrants, we first assessed the terms of the warrants and determined that, due to certain anti-dilution provisions, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $6.5 million. Since the fair value of the warrants exceeded the total proceeds received of $6.0 million, we recorded a loss of $0.5 million upon issuance, which is included in the change in fair value of price adjustable warrants in the consolidated statements of operations. The discount of $6.0 million on the Series C Preferred resulting from the allocation of the entire proceeds to the warrant was accreted as a dividend on the Series C Preferred through the earliest conversion date, which was immediately. The Series C Preferred dividend of $6.0 million was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series C Preferred in determining net loss applicable to common stock holders in the consolidated statements of operations. We incurred $0.07 million of stock issuance costs in conjunction with the Series C Preferred, which were netted against the proceeds.

In August 2015, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 220 shares of Series D Preferred, and warrants to purchase up to 3.44 million shares of our common stock at an initial exercise price of $0.40 per share, for an aggregate purchase price of $1.1 million. The warrants issued in connection with Series D Preferred contain a “down round” provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within the two year anniversary of the issuance date, but not to be reduced below $0.28 per share. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of our common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

  To account for the issuance of the Series D Preferred and warrants, we first assessed the terms of the warrants and determined that, due to the “down round” provision, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $0.6 million. We also recorded a discount of $0.6 million on the Series D Preferred resulting from the allocation of proceeds to the warrants. We then determined the effective conversion price of the Series D Preferred which resulted in a beneficial conversion feature of $0.7 million. The beneficial conversion feature was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series D Preferred in determining net income applicable to common stock holders in the consolidated statements of operations. We incurred $0.01 million of stock issuance costs in conjunction with the Series D Preferred, which were netted against the proceeds.

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

In January 2015, we issued 0.12 million common shares with a value of $0.075 million to Novosom as the equity component owed under our December 2014 license agreement with MiNA Therapeutics.

In May 2015, we issued 0.21 million common shares with a value of $0.12 million to Novosom as the equity component owed as a result of an accelerated milestone payment under our December 2011 license agreement with Mirna Therapeutics.

In June 2015, an investor converted 90 shares of Series C Preferred into 0.6 million shares of common stock.

Warrants — In January 2015, an investor exercised warrants to purchase 2,500 shares of common stock at an exercise price of $0.28.

From January to September 2015, we issued warrants to purchase up to an aggregate of 0.102 million common shares to a vendor providing scientific and development consulting services to our company. The fair value of these warrants at issuance was $0.065 million of which $0.05 million was accrued at December 31, 2014.

The following table summarizes warrant activity during the nine months ended September 30, 2015:

	Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	21,212,813	$1.19
Exercised warrants	(2,500)	0.28
Warrants issued to vendor	104,315	0.68
Warrants issued to Series D Preferred holders	3,437,500	0.40
Expired warrants	(86,345)	37.60
Outstanding, September 30, 2015	24,665,783	$0.95
Expiring in 2015	199,000
Expiring in 2016	-
Expiring in 2017	7,235,622
Expiring thereafter	17,231,161

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2015	2014	2015
Research and development	$15	$5	$34	$36
General and administrative	131	111	152	376
Total	$146	$116	$186	$412

Stock Options — Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,084,106	$5.52
Options Issued	232,000	$0.63
Outstanding September 30, 2015	1,316,106	$4.66
Exercisable, September 30, 2015	674,830	$8.16

The following table summarizes additional information on our stock options outstanding at September 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining			Weighted
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$0.63 - $0.82	252,000	4.25	$0.65	126,000	$0.65
$0.83 - $1.07	1,019,000	7.75	1.07	504,974	1.07
$1.08 - $2.20	2,500	5.94	2.20	1,250	2.20
$2.21 - $50.00	10,500	2.70	47.60	10,500	47.60
$50.01 - $100.00	10,500	2.70	87.60	10,500	87.60
$100.01 - $200.00	16,000	2.70	141.35	16,000	141.35
$200.01 - $526.40	5,606	2.67	213.63	5,606	213.63
Totals	1,316,106	6.91	$4.66	674,830	$8.16
Weighted-Average Exercisable Remaining Contractual Life (Years)					5.84

In January 2015, we issued options to purchase 0.15 million shares of our common stock to non-employee members of our board of directors at an exercise price of $0.635 per share as the annual grant to such directors for their service on our board of directors during 2015, and we issued options to purchase 0.08 million shares of our common stock to the members of our scientific advisory board at an exercise price of $0.63 per share as the annual grant to such persons for their service on our scientific advisory board during 2015.

At September 30, 2015, we had $0.55 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 1.7 years.

At September 30, 2015, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.31, the per share closing market price of our common stock at that date. No options were exercised during the nine months ended September 30, 2015.

Note 4 — Intellectual Property and Collaborative Agreements

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In January 2015, we paid Novosom $0.08 million cash and issued 0.12 million shares of common stock valued at $0.08 million for amounts due related to the MiNA license signed in December 2014. We owed Novosom 0.24 million shares of common stock with a value of $0.13 million during the nine months ended September 30, 2015, for amounts due related to an accelerated milestone payment under the Mirna license signed in December 201l of which $0.01 million or 0.03 million shares of common stock has yet to be issued as of September 30, 2015.

Note 5 — Commitments and Contingencies

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

As described in note 4, in October 2015 we issued 0.03 million shares of common stock to Novosom. Further, in November 2015 an investor converted 90 shares of Series C Preferred into 0.6 million shares of common stock.

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

Business

We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2015, we had an accumulated deficit of approximately $335.0 million, $108.9 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur losses as we continue our research and development (“R&D”) activities. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014 and 2015, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At September 30, 2015, we had negative working capital of $1.1 million and $1.3 million in cash. Our resumed operating activities consume the majority of our cash resources.

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

Cash flows

Our operating activities used cash of $1.6 million in the nine months ended September 30, 2015, compared to $3.4 million in the nine months ended September 30, 2014. In the nine months ended September 30, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $5.6 million, represented stock compensation, gain on settled liabilities, license expense and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $1.2 million from collecting $0.5 million due under a licensing agreement, and $0.7 million driven mainly by changes in accounts payable and accrued liabilities associated with costs incurred related to SEC filings in preparation for financing activities. During the nine months ended September 30, 2014, cash used in operating activities included $2.5 million used to fund operations and an additional $0.9 million was used to reduce accounts payable and accrued expenses.

Our financing activities provided cash of $1.1 million in the nine months ended September 30, 2015, compared to $5.7 million in the nine months ended September 30, 2014. Cash provided by financing activities in 2015 are primarily due to the sale of our Series D preferred shares and warrants to purchase common stock. In the nine months ended September 30, 2014, changes in cash from financing activities were primarily due to the sale of our Series C preferred shares and warrants to purchase common stock, partially offset by a cash payment required under the terms of the notes before they were retired.

Consolidated Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014

Revenue.  We recorded $0.5 million in revenue in the nine months ended September 30, 2015, which consisted of an accelerated milestone payment from Mirna under our 2011 licensing agreement. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of consulting and other outside services. R&D expense decreased from $0.2 million for the three months ended September 30, 2014 to $0.1 million for the three months ended September 30, 2015. R&D expense increased from $0.3 million for the nine months ended September 30, 2014 to $0.6 million for the nine months ended September 30, 2015, due primarily to the resumption of FAP product development and increased stock compensation expense for members of the scientific advisory board.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs.

G&A costs decreased by $0.4 million, or 29% from $1.4 million for the three months ended September 30, 2014 to $1.0 million for the three months ended September 30, 2015. G&A costs increased by $0.7 million, or 27% from $2.6 million in the nine months ended September 30, 2014 to $3.3 million in the nine months ended September 30, 2015, as a result of the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased $0.2 million, or 40% from $0.5 million to $0.3 million for the three months ended September 30, 2014 and September 30, 2015, respectively. These expenses increased $0.2 million, or 29% from $0.7 million to $0.9 million for the nine months ended September 30, 2014 and September 30, 2015, respectively, due primarily to revisions in compensation levels as stated within the 2014 revised employment agreement with our Chief Executive Officer and increased stock compensation expense for Directors.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased $0.2 million, or 22% from $0.9 million to $0.7 million in the three months ended September 30, 2014 and September 30, 2015, respectively. These expenses increased $0.7 million, or 41% from $1.7 million to $2.4 million in the nine months ended September 30, 2014 and September 30, 2015, respectively, due to increased legal, accounting and filing fees, primarily due to costs related to SEC filings in preparations for financing activities.

Interest & other expense. We incurred no interest and other expense in the nine months ended September 30, 2015 versus interest expense of $1.0 million in the nine months ended September 30, 2014. This was entirely due to the 2014 non-cash interest expense related to the conversion of the notes payable into common stock.

Change in fair value liability for price adjustable securities.   The fair value liability is revalued at each balance sheet date utilizing Black-Scholes Model computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The stock price increases resulted in a $5.5 million loss in the three months ended September 30, 2014, and the stock price increases and the issuance terms of the Series C Preferred related warrants resulted in a $6.3 million loss during the nine months ended September 30, 2014. Stock price decreases and issuance terms of the Series D Preferred related warrants resulted in a $2.5 million and $6.1 million gain in the three and nine months ended September 30, 2015, respectively.

Change in fair value liability for stock to be issued. In the nine months ended September 30, 2014, we recognized a $2.5 million loss associated with the change in the fair value of share-denominated obligations. As of January 1, 2015, we had issued all share denominated contractually obligated stock and had taken on no new such obligations. As a result, there was no change in fair value of such stock during the three and nine months ended September 30, 2015.

Gain on settled liabilities. During the three and nine months ended September 30, 2014, we recorded a $0.02 million and $0.3 million gain, respectively, due to the negotiated settlement of liabilities accrued for our executive officers. During the nine months ended September 30, 2015, we recorded a $0.02 million gain related to credits on vendor payables.

Deemed dividend related to discount on beneficial conversion feature in Series C and Series D convertible preferred shares. During the nine months ended September 30, 2014, the Series C Preferred shares include an immediate beneficial conversion feature of $6.0 million resulting from the allocation of the entire proceeds from issuance of Series C Preferred to the related warrants for Common Stock. The resulting deemed dividend of $6.0 million is included in net income (loss) applicable to common stockholders. During the three and nine months ended September 30, 2015, the Series D Preferred shares include an immediate beneficial conversion feature of $0.7 million based on the effective conversion price. The resulting deemed dividend of $0.7 million is included in net income (loss) applicable to common stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the end of the fiscal quarter ended September 30, 2015, we issued 0.03 million unregistered shares of common stock to Novosom as a result of the accelerated milestone payment that we received under our December 2011 license agreement with Mirna Therapeutics. Also following the end of the fiscal quarter ended September 30, 2015, we issued 0.6 million unregistered shares of common stock to a holder of our Series C Convertible Preferred Stock upon the conversion of 90 shares of such class of preferred stock. The shares were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in New York, New York, on November 16 2015.

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

