Form 10-K
period 2015-12-31
Marina Biotech, Inc.
filed 2016-03-30
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.2 million as of June 30, 2015 based upon the closing price of $0.48 per share on the OTC Pink reported on June 30, 2015.

As of March 30, 2016, there were 29,284,819 shares of the registrant’s $0.006 par value common stock outstanding.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	our ability to consummate the sale of substantially all of our assets to Microlin Bio, Inc., as further described in this Annual Report on Form 10-K;
•	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
•	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;
•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;
•	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934 and to maintain the registration of our common stock thereunder;
•	our ability to attract and retain qualified officers, employees and consultants as necessary; and
•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

Overview

 We are a biotechnology company focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received both Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

As further described below under “Strategic Direction and Agreement to Sell Company Assets”, on March 10, 2016 we entered into a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations.

Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies in order to establish a novel and differentiated drug discovery platform. This platform allows us to distinguish ourselves from others in the nucleic acid therapeutics area in that we are the only company capable of creating a wide variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA translational inhibition, exon skipping, microRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal has been to improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

The breadth of our discovery platform allows us to pursue the most appropriate nucleic acid-based therapeutic approach, which is necessary to effectively modulate targets for a specific disease indication, many of which are considered undruggable by traditional methodologies. Each approach, i.e. small interfering RNA (“siRNA”), miRNA or single-strand oligonucleotide, has its advantages and disadvantages, and we can screen across multiple mechanisms of action to identify the most effective therapeutic. We believe this capability makes us unique amongst our peers. Currently, we employ our platform, primarily through the efforts of our partners and licensees, to discover and develop multiple nucleic acid-based therapeutics including siRNA, miRNA mimics and single stranded oligonucleotide-based compounds. Our pipeline is orphan disease focused and includes a clinical program in FAP and preclinical programs in DM1 and DMD. Our licensees, ProNAi Therapeutics, Inc. (“ProNAi”), Mirna Therapeutics, Inc. (“Mirna”) and MiNA Therapeutics, Ltd. (“MiNA”), are focused on oncology and have clinical programs in recurrent or refractory non-Hodgkin’s lymphoma and unresectable primary liver cancer or solid cancers with liver involvement.

We have entered into multiple licenses for our technology. The following agreements continue to provide upside opportunity for our company in the form of milestones and/or royalties:

•	Mirna – In December 2011, we entered into an exclusive license agreement with Mirna, a privately-held biotechnology company pioneering miRNA replacement therapy for cancer, regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our novel SMARTICLES®-based liposomal delivery technology (“SMARTICLES”). In December 2013 and May 2015, we amended this agreement such that Mirna paid certain pre-payments to us and now has additional rights to its lead program, MRX34, currently in Phase 1 clinical development. In addition, Mirna optioned exclusivity on several additional miRNA targets. We could receive up to an additional $44 million in clinical and commercialization milestone payments, as well as royalties in the low single digit percentages on sales, based on the successful development of Mirna’s product candidates.

•	ProNAi – In March 2012, we entered into an exclusive license agreement with ProNAi, a privately-held biotechnology company pioneering DNA interference (“DNAi”) therapies for cancer, regarding the development and commercialization of DNAi-based therapeutics utilizing SMARTICLES. We could receive up to $14 million for each gene target in total upfront, clinical and commercialization milestone payments, as well as royalties in the single digit percentages on sales, with ProNAi having the option to select any number of additional gene targets. For example, if ProNAi licenses five products over time under the license agreement, we could receive up to $70 million in total milestones, plus royalties.

•	Monsanto Company – In May 2012, we entered into a worldwide exclusive license agreement with Monsanto Company (“Monsanto”), a global leader in agriculture and crop sciences, covering the agricultural applications for our delivery and chemistry technologies. We could receive royalties on product sales in the low single digit percentages based on the successful development of Monsanto’s product candidates that use our technologies.

•	Rosetta Genomics – In April 2014, we entered into a strategic alliance with Rosetta Genomics, Ltd. (“Rosetta”) to identify and develop miRNA-based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, we may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both companies free to develop and collaborate outside this field both during and after the terms of the alliance.

•	MiNA – In December 2014, we entered into a license agreement with MiNA regarding the development and commercialization of small activating RNA-based therapeutics utilizing SMARTICLES. We received an upfront fee of $0.5 million in January 2015 and a milestone payment of $200,000 in November 2015. We could receive up to an additional $49 million in clinical and commercialization milestone payments, as well as royalties on sales, based on the successful development of MiNA’s product candidates.

•	Hongene Biotechnology – In September 2015, we entered into a license agreement with Hongene Biotechnology (“Hongene”), a leader in process development and analytical method development of oligonucleotide therapeutics, regarding the development and supply of certain oligonucleotide constructs using our conformationally restricted nucleotide (“CRN”) technology. We could receive double digit percentage royalties on the sales of research reagents using our CRN technology.

Our business strategy has been to discover and develop our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. Orphan diseases are broadly defined as those rare disorders that typically affect no more than one person out of every 1,500 people. The United States Orphan Drug Act of 1983 was created to promote the development of new drug therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Specifically, an orphan disease is a disease for which a regulatory agency, i.e. FDA or European Medicines Agency (“EMA”), can grant ODD to a compound being developed to treat that particular disease. In other words, if the FDA will grant ODD for a compound being developed to treat a disease, then that disease is an orphan disease. The purpose of such designations is to incentivize pharmaceutical and biotechnology companies to develop drugs to treat smaller patient populations. In the U.S., ODD entitles a company to seven years of marketing exclusivity for its drug upon regulatory approval. In addition, ODD permits a company to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Over the past several years, there has been a surge in rare disease activity due in part to the efforts of advocacy groups, the media, legislation and large pharmaceutical interest. Yet, orphan diseases continue to represent a significant unmet medical need with fewer than 500 drug approvals for over 7,500 rare diseases; clearly demonstrating the necessity for innovation in the development of therapeutics to treat orphan diseases. Our lead effort is the clinical development of CEQ508 to treat FAP, a rare disease for which CEQ508 received FDA ODD in 2010 and FTD in 2015. Currently, there is no approved therapeutic for the treatment of FAP. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of an RNAi Therapeutic in FAP) Phase 1b/2a clinical trial. We have not yet initiated Cohort 3 due to our financial condition. We have also been awaiting additional funding to advance pre-clinical programs in DM1 and DMD through to human proof-of-concept.

At the same time, we have sought to establish collaborations and strategic partnerships with pharmaceutical and biotechnology companies to generate revenue through up-front, milestone and royalty payments related to our technology and/or the products that are developed using such technology. Our focus has been to establish such collaborations and partnerships in order to generate sufficient funding to advance our pipeline.

In order to protect our innovations, which encompass a broad platform of both nucleic acid-based therapeutic chemistry and delivery technologies, as well as the drug products that may emerge from that platform, we have aggressively built upon our extensive and enabling intellectual property (“IP”) estate worldwide. As of December 31, 2015, we owned or controlled 146 issued or allowed patents, and approximately 98 pending U.S. and foreign patent applications, to protect our proprietary nucleic acid-based drug discovery capabilities.

We believe we have created a unique industry-leading nucleic acid-based drug discovery platform, which is protected by a strong IP position and validated through: (1) licensing agreements for our SMARTICLES delivery technology with Mirna, ProNAi and MiNA for unique nucleic acid payloads – microRNA mimics, DNA interference oligonucleotides and small-activating RNA, respectively; (2) Mirna and ProNAi’s respective clinical experience with SMARTICLES; (3) a licensing agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) for our CRN technology; (4) a licensing agreement with Protiva Biotherapeutics, Inc. (“Arbutus”), a wholly-owned subsidiary of Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), for our Unlocked Nucleobase Analog (“UNA”) technology; (5) licensing agreements with two large international companies (i.e., Novartis and Monsanto) for certain chemistry and delivery technologies; and (6) our own FAP Phase 1b/2a clinical trial with the TransKingdom RNA™ interference (“tkRNAi”) platform.

Strategic Direction and Agreement to Sell Company Assets

As a result of our financial condition, on February 17, 2016 we announced that our Board of Directors had authorized a process to explore a range of strategic alternatives to enhance stockholder value, and that we have retained Objective Capital Partners, LLC as our exclusive advisor to assist us in exploring such alternatives.

In connection with that process of exploring strategic alternatives, on March 10, 2016, we entered into a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations in consideration of: (i) the issuance to us by Microlin of 6.7 million shares of Microlin common stock, which shares shall represent approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the issuance of such shares; and (ii) the payment by Microlin to us of $0.75 million in cash (the “Microlin Transaction”). Microlin’s purchase of our assets is expected to close by July 1, 2016 pending the satisfaction or waiver of customary closing conditions, including execution of the definitive asset purchase agreement, subsequent approval of the Microlin Transaction by Marina stockholders and Microlin’s completion of a financing of at least $5 million. It is also contemplated that Microlin will provide a bridge loan in the amount of approximately $0.3 million upon entering into the asset purchase agreement. Following the closing of the Microlin Transaction, substantially all of the assets relating to our historical business will be owned by Microlin, and we will no longer be operating that business. The accompanying consolidated financial statements do not include any adjustments related to the proposed Microlin Transaction.

The sale of assets to Microlin is the first step in creating what we believe is the greatest value opportunity for our stockholders. We believe that our proprietary chemistries and delivery technologies are best suited for development of therapeutic compounds that modulate non-coding RNA. Therefore, we feel that these technologies are synergistic and complementary to Microlin’s microRNA assets and that Microlin is in a strong position to move these assets forward. We believe the second step to creating value for our stockholders is the acquisition of other assets or a reverse merger.

We filed a Current Report on Form 8-K with respect to the Microlin Transaction on March 16, 2016. There can be no assurance that we will be successful in consummating the Microlin Transaction.

We will need additional capital in order to execute our strategy of concluding the Microlin Transaction, either acquiring other technology or completing a reverse merger, or if the Microlin Transaction is not consummated, our previous strategy to initiate the registration trial for and to commercialize CEQ508, file Investigational New Drug (“IND”) applications for both DM1 and DMD and bring these two programs to human proof-of-concept.

Recent Licensing Agreements

On February 16, 2016, we entered into an evaluation and option agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. The agreement contains an option provision for the exclusive license of our SMARTICLES platform in a specific gene editing field. This agreement and our platforms under this agreement will be included in the Microlin Transaction.

On March 14, 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success-based milestones. The upfront license fee will be retained by our company, but this agreement and our platforms under this agreement will be included in the Microlin Transaction.

Liquidity

 We have sustained recurring losses and negative cash flows from operations. At December 31, 2015, we had an accumulated deficit of approximately $334.5 million ($108.8 million of which has been accumulated since we focused on RNA therapeutics in June 2008), negative working capital of $1.6 million and $0.7 million in cash. We have been funded through a combination of licensing payments and debt and equity offerings. As a result of our financial condition, during the period between June 2012 and March 2014, substantially all of our research and development (“R&D”) activities were placed on hold, we exited all of our leased facilities, and all of our employees, other than our chief executive officer (“CEO”), either resigned or were terminated. Due to our current financial condition, our R&D activities have again been placed on hold.

We believe that our current cash resources, including the upfront license fee received in March 2016 as noted above, will enable us to fund our intended operations through June 2016 and the closing of the Microlin Transaction. Our ability to execute our operating plan beyond June 2016 depends on our ability to obtain additional funding, the closing of the Microlin Transaction, and any subsequent plans to acquire other technology or execute a reverse merger.

The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

In 2010, we executed on a strategy to consolidate key intellectual property and technologies necessary to create a broad nucleic acid drug discovery platform with the capability to develop both single- and double-stranded constructs and to deliver those constructs to the proper cellular targets. Besides a key chemistry – CRN – which provides us the freedom to develop single-stranded constructs, we acquired two additional delivery technologies providing us: (1) an ability to deliver oligonucleotides via oral administration to treat gastro-intestinal disorders and (2) a significant expansion of our lipid-based delivery capability. With these acquisitions and the further development and advancement of those technologies from 2010 to the present, we feel we have established the broadest nucleic acid drug discovery platform in the sector and validated that platform through the following partnerships and licensing transactions: (1) ProNAi licensing SMARTICLES for systemic administration of a DNAi oligonucleotide to treat recurrent and relapsed non-Hodgkin’s Lymphoma – currently in Phase 2 human testing; (2) Mirna licensing SMARTICLES for systemic administration of a miRNA mimic to treat unresectable primary liver cancer or solid cancers with liver involvement – currently in Phase 1 human testing; (3) Novartis licensing our CRN technology in connection with the development of both single and double-stranded oligonucleotide therapeutics; (4) Arcturus licensing our UNA technology in connection with the development of siRNAs utilizing RNAi for the down-regulation of gene expression; (5) Monsanto licensing certain of our delivery and chemistry technologies for agricultural applications; and (6) MiNA licensing SMARTICLES for systemic administration of a small activating RNA to treat unresectable primary liver cancer or solid cancers with liver involvement and liver diseases. Further, between the clinical programs of ProNAi and Mirna with SMARTICLES and our own clinical program using the tkRNAi technology, we believe we are the only company in the space whose delivery technologies are being used, in human clinical trials, to deliver three different types of nucleic acid compounds via two modes of administration: (1) oral administration of a double-stranded shRNA; (2) systemic administration of a double-stranded miRNA mimic and (3) systemic administration of a single-stranded DNA decoy. We believe every other company’s technologies, in clinical development, are limited to a single mode of administration (only intravenous, intramuscular and sub-cutaneous) and a single nucleic acid payload.

Together with our existing and potential future partners, the intention of our historical operations has been to continue to build our understanding of the unique chemistry and delivery technologies we have assembled in order to effectively develop novel nucleic acid-based therapeutics for the treatment of human disease while minimizing the risk of failure. It had been out intention to focus our development efforts toward certain orphan disease indications and collaborate with both biotechnology and pharmaceutical companies in the development of other orphan and non-orphan diseases.

Nucleic Acid-Based Drug Discovery Platform

Through the advancement of our FAP clinical program and pre-clinical programs in DM1 and DMD, we have taken steps to make improvements in both areas crucial to the development of nucleic acid-based therapeutics: constructs and delivery technologies. Although each area is equally important to the development of an effective therapeutic, the scientific challenges of delivery are one of the most significant obstacles to the broad use of nucleic acid-based therapeutics in the treatment of human disease including orphan diseases.

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

ProNAi’s clinical compound, PNT2258, is a first-in-class, 24-base, single-stranded, chemically-unmodified DNA oligonucleotide drug targeting BCL2. PNT2258 exhibits single agent anti-tumor activity in patients with recurrent or refractory NHL. Eighty-two percent of patients had tumor shrinkage when receiving single-agent therapy with PNT2258. To date, overall response rate in patients with follicular lymphoma is 40 percent and in patients with diffuse large B-cell lymphoma overall response is 50 percent. PNT2258 is safe at a dose of 120 mg/m2 administered intravenously for 2 to 3 hours on days 1 through 5 of a 21-day schedule. No tumor lysis syndrome or major organ toxicities were observed. No occurrences of elevated liver enzymes, hyperkalemia, hyperphosphatemia, hypocalcemia, renal failure/dysfunction, or infections were noted nor were any Grade 4 toxicities. PNT2258 drug exposure levels (AUC) exceeded by at least four-fold that required for anti-tumor activity in xenograft studies of human tumors, consistent with the Phase 1 trial. In addition, as reported at the Annual Meeting of the American Society of Hematology in December 2014, investigators for the study concluded that: (1) PNT2258 treatment results in significant, durable responses in patients with relapsed or refractory non-Hodgkin’s Lymphoma (r/r NHL); (2) eleven of the thirteen (11/13) patients treated achieved clinical benefit, with ongoing Progression Free Survival (PFS) extending to 18 months and beyond; (3) PNT2258 is demonstrably active in patients with diffuse large B-cell lymphoma (DLBCL) – all four of the patients (4/4) with DLBCL responded to PNT2258, with three patients achieving complete responses (CR) and one patient achieving a partial response (PR), with durations extending to greater than 500 days; (4) durable and clinically meaningful CR’s and PR’s were achieved in subjects with aggressive disease, such as Richter’s transformation and Burkitt’s-like DLBCL; (5) noteworthy durable CR’s and PR’s were also observed in subjects with advanced stage follicular lymphoma (FL); and (6) PNT2258 therapy is safe and very well-tolerated with dosing periods up to and exceeding 18 months. In January 2015, ProNAi reported that the first patient with relapsed or refractory diffuse large B-cell lymphoma had enrolled in the “Wolverine” Phase 2 study and had been treated with PNT2258.

Mirna’s clinical compound, MRX34, is a double-stranded miRNA “mimic” of the naturally occurring tumor suppressor miR-34, which inhibits cell cycle progression and induces cancer cell death. The Phase 1 MRX34 study, for the treatment of patients with unresectable primary liver cancer or solid cancers with liver involvement, is designed with an initial dose-escalation phase of approximately 30 patients, followed by an expansion phase of approximately 18 additional patients after the recommended Phase 2 dose has been identified. MRX34 is administered intravenously twice a week for three weeks with one week off, during 28-day cycles, until disease progression or intolerance. Interim safety data from the multicenter, open-label Phase 1 clinical trial of MRX34 showed that MRX34 has a manageable safety profile with only one incident of a dose-limiting toxicity observed to date. In addition, as reported at the European Organisation for Research and Treatment of Cancer in November 2014, data show that MRX34 has a manageable safety profile in patients with advanced primary liver cancer (hepatocellular carcinoma), other solid tumors with liver metastasis, and hematological malignancies. At the 2015 Annual Meeting of the American Association for Cancer Research in April 2015, Mirna reported that a molecular analysis of white blood cells from patients treated with MRX34 showed a dose dependent repression of several key oncogenes previously identified as direct miR-34 targets including FOXP1, BCL2, HDAC1 and CTNNB1. These data suggest delivery of miR-34 into human white blood cells and engagement of several biological targets of miR-34. A maximum tolerated dose (MTD) was established at 110mg/m2 for MRX34 administered twice weekly for three weeks followed by one week off. While this Phase 1 study is intended to investigate safety, tolerability, pharmacokinetics, and dosing regimens, treatment with MRX34 has provided early signals of clinical activity in advanced cancer patients with primary liver, neuroendocrine, colorectal and small cell lung cancers, as well as diffuse large B-cell lymphoma.

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

CEQ508 is the first drug candidate in a novel class of therapeutic agents utilizing the tkRNAi platform and the first orally administered RNAi-based therapeutic in clinical development. CEQ508 comprises attenuated bacteria that are engineered to enter into dysplastic tissue and release a payload of shRNA, a mediator in the RNAi pathway. The shRNA targets the mRNA of ß-catenin, which is known to be dysregulated in classical FAP. CEQ508 is being developed as an orally administered treatment to reduce the levels of ß-catenin protein in the epithelial cells of the small and large intestine. Upon enrollment in the Phase 1b/2a clinical trial, patients are placed in one of four dose-escalating cohorts. Following completion of the dose escalation phase, the trial plan calls for a stable-dose phase in which patients will receive the highest safe dose. Under the trial protocol, CEQ508 is administered daily in an oral suspension for 28 consecutive days. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of an RNAi Therapeutic in Familial Adenomatous Polyposis) clinical trial of CEQ508. We have not proceeded with the dosing of Cohort 3 patients due to our financial condition.

The FDA granted ODD and FTD to CEQ508 for the treatment of FAP. Orphan drug designation entitles us to seven years of marketing exclusivity for CEQ508 for the treatment of FAP upon regulatory approval, as well as the opportunity to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Further, FTD permits more frequent communications with the FDA and may facilitate the receipt of Accelerated Approval and Priority Review for CEQ508.

Pre-Clinical Programs. With the breadth of our nucleic acid-based drug discovery platform, we believe we are in a unique position to develop both single- and double-stranded clinical candidates to treat various neuromuscular disorders and dystrophies within the orphan drug space. Neuromuscular disorders affect the nerves that control voluntary muscles, such as those that control the arms and legs. Nerve cells, also called neurons, send messages that control these muscles. When the neurons become unhealthy or die, communication between the nervous system and muscles breaks down. As a result, muscles weaken and waste away. Likewise, dystrophies are progressive degenerative disorders affecting skeletal muscles. In both cases, the diseases can often affect other organ systems such as the heart and central nervous system. Many neuromuscular diseases and almost all dystrophies are genetic, which means there is a mutation in the genes which in many cases is passed from parent to child. Although a cure for these disorders may present itself in the future, the goal of our drug development effort has been to improve symptoms, increase mobility and increase the individual’s lifespan. We have pursued pre-clinical efforts in two orphan disease indications – DM1 and DMD.

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

We believe our delivery technologies, combined with our CRN chemistry, could facilitate the development of best-in-class miRNA antagonists and mimics as well as ASO targeting translational inhibition and exon-skipping ASOs targeting cytosine-uracil-guanine (CUG) repeats in affected mRNA for the treatment of DM1 and DMD. Further, the ability to work with all of these modalities is potentially critically important to the treatment of these multi-system diseases, as the disease is not limited to skeletal muscle but also affects the heart and central nervous system. While current technologies are limited by either a single-stranded or a double-stranded approach, our platform could allow the pursuit of whichever nucleic acid modality most effectively treats each diseases.

Partnering and Licensing Agreements

Hongene Biotechnology – In September 2015, we entered into a license agreement with Hongene, a leader in process development and analytical method development of oligonucleotide therapeutics, regarding the development and supply of certain oligonucleotide constructs using our CRN technology. We could receive double digit percentage royalties on the sales of research reagents using our CRN technology.

 MiNA – On December 17, 2014, we entered into a license agreement with MiNA regarding the development and commercialization of small activating RNA based therapeutics utilizing MiNA’s proprietary oligonucleotides and our SMARTICLES nucleic acid delivery technology. MiNA will have full responsibility for the development and commercialization of any products arising under the agreement. We recognized an upfront fee of $0.5 million in 2014, subsequently received in January 2015, and an accelerated milestone payment of $200,000 in November 2015. We could receive up to an additional $49 million in clinical and commercialization milestone payments, as well as royalties on sales, based on the successful development of MiNA’s potential product candidates.

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

Arcturus – On August 9, 2013, we and Arcturus Therapeutics, Inc. (“Arcturus”) entered into a Patent Assignment and License Agreement, pursuant to which we assigned our UNA technology for the development of RNAi therapeutics to Arcturus. In consideration for entering into the agreement, we received a one-time payment in full of $0.8 million for the Patent Assignment and License Agreement and transferred the Protiva Biotherapeutics, Inc. (i.e. Arbutus) and Ribotask AsP license agreements to Arcturus. In addition, under the terms of the agreement, we retained a worldwide, fully-paid, royalty free, non-exclusive license to the UNA technology equal to the non-exclusive rights licensed by Arbutus and F. Hoffman-La Roche Inc. and by F. Hoffman-La Roche Ltd. (rights owned now by Arrowhead Research, Inc.).

Arbutus – On November 28, 2012, we entered into a License Agreement with Arbutus, whereby we provided Arbutus a worldwide, non-exclusive license to our UNA technology for the development of RNAi therapeutics. Arbutus will have full responsibility for the development and commercialization of any products arising under the License Agreement. In consideration for entering into the agreement, we received an upfront payment of $0.3 million, and are eligible to receive milestone payments upon the satisfaction of certain clinical and regulatory milestone events and royalty payments in the low single digit percentages on products developed by Arbutus that use UNA technology. Arbutus may terminate the agreement for convenience in its entirety, or in respect of any particular country or countries, by giving 90 days prior written notice to us. Either party may terminate the agreement immediately upon the occurrence of certain bankruptcy events involving the other party, or, following the expiration of a 120 day cure period (60 days in the event of a default of a payment obligation by Arbutus), upon the occurrence of a material breach of the agreement by the other party. With the purchase of the UNA asset by Arcturus in August 2013, the Arbutus License Agreement transferred to Arcturus.

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

Avecia – On May 18, 2012, we and Avecia Nitto Denko (“Avecia”) entered into a strategic alliance pursuant to which Avecia will have exclusive rights to develop, supply and commercialize certain oligonucleotide constructs using our CRN chemistry. We are in the process of renegotiating this agreement due to Avecia’s strategic business requirements and our recent license agreement with Hongene. We expect that under the revised agreement, Avecia would provide us a robust supply of current good manufacturing practices (“cGMP”) material for the pre-clinical, clinical and commercialization needs of our company and our partners.

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

Mirna – On December 22, 2011, we entered into a License Agreement with Mirna regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and SMARTICLES. The License Agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the License Agreement and that we will support pre-clinical and process development efforts. Under terms of the License Agreement, we could receive up to $63 million in upfront, clinical and commercialization milestone payments, as well as royalties in the low single digit percentages on sales, based on the successful development of Mirna’s product candidates. Either party may terminate the License Agreement upon the occurrence of a default by the other party. Mirna may also terminate the License Agreement without cause upon 60 days prior written notice to us. We and Mirna entered into two amendments to this agreement in December 2013 and in May 2015, pursuant to which Mirna made certain pre-payments to us in the aggregate amount of $1.0 million and $0.5 million, respectively, and now has additional rights to its lead program, MRX34. Further under the amendment, Mirna optioned exclusivity on several additional miRNA targets.

Novosom – On July 27, 2010, we entered into an agreement pursuant to which we acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for SMARTICLES, which significantly broadens the number of approaches we may take for systemic and local delivery of our proprietary UNA and CRN-based oligonucleotide therapeutics. We issued an aggregate of .014 million shares of our common stock to Novosom as consideration for the acquired assets. The shares had a value equal to approximately $3.8 million, which was recorded as research and development expense. As additional consideration for the acquired assets, we will pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received by us in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount will be paid in shares of our common stock, or a combination of cash and shares of our common stock, at our discretion. To date we have issued an aggregate of 1.9 million shares of common stock to Novosom representing additional consideration of $1.1 million as a result of the license agreements and amendments to such license agreements that we entered into with our partners.

Valeant Pharmaceuticals – On March 23, 2010, we acquired intellectual property related to our CRN chemistry from Valeant Pharmaceuticals North America (“Valeant”) in consideration of payment of a non-refundable licensing fee of $0.5 million which was included in research and development expense in 2010. Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million and $2.0 million within 180 days of FDA approval of a New Drug Application for our first and second CRN related product, respectively. To date, we had not made any such milestone payments but have milestone obligations of $0.1 million based on CRN licenses to date. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. Under the agreement we are required to use commercially reasonable efforts to develop and commercialize at least one covered product. If we have not made earn-out payments of at least $5.0 million prior to March 2016, we are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. We do not expect to achieve the earn-out minimum prior to March 2016. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 day notice, or upon 10 day notice in the event of an adverse results from clinical studies. Upon termination, we are obligated to make all payments accrued as of the effective date of such termination but shall have no future payment obligations.

University of Helsinki – On June 27, 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The goal of the work involves our patented phage display library, the Trp Cage library, for the identification of peptides to target particular tissues or organs for a given disease. In December 2009, we received a patent allowance in the U.S. covering a targeting peptide for preferential delivery to lung tissues that was identified by us using the Trp Cage Library. We believe the Trp Cage library will be a source of additional peptides for evaluation in our delivery programs, and we will have a strong IP position for these peptides and their use. This agreement terminated by its terms in June 2012. Under this agreement, we may be obligated to make product development milestone payments of up to €275,000 in the aggregate for each product developed under this research agreement if certain milestones are met. To date, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions that would trigger any such milestone payment obligations have not been satisfied. In addition, upon the first commercial sale of a product, we are required to pay an advance of 0.25€ million against which future royalties will be credited. The percentage royalty payment required to be made by us to the University of Helsinki is a percentage of gross revenues derived from work performed under the Helsinki Agreement in the low single digits.

Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our products and product candidates. We also use license agreements both to access external technologies and to convey certain intellectual property rights to others. Our financial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2015, we owned or controlled 146 issued or allowed patents, and approximately 98 pending U.S. and foreign patent applications, to protect our proprietary nucleic acid-based drug discovery capabilities. Our patent portfolio, as of December 31, 2015, consisted of the following:

Estimated Expiration	No. of Issued/Allowed Patents	Jurisdiction
2019	4 total	U.S.
2020	1 total	Germany
	1 total	U.S.
2021	1 total	U.S.
2022	1 each	Belgium, Brazil, Ireland, Italy, Spain
	2 each	Australia, Canada, China, Japan, Singapore
	3 each	Germany, Netherlands, Switzerland, U.K., Austria, France
	4 total	U.S.
2023	1 each	Austria, France, Germany, Netherlands, Switzerland, U.K.
	2 total	U.S.
2024	1 total	China
	4 total	U.S.
2025	1 each	Australia, Hong Kong, Ireland, Italy, Korea, Spain, Switzerland
	3 total	Japan
	2 each	Canada, France, Germany, U.K.
	4 total	U.S.
2026	1 each	Australia, China, Hong Kong, Mexico, Japan, Germany, Spain, France, U.K., Italy,

U.S., Canada
2027	1 each	Europe, Australia, Canada
	2 total	Japan
	4 total	U.S.
2028	1 each	France, Germany, U.K., Switzerland, Netherlands, Spain, Italy, Ireland, Hong Kong, Israel
	2 each	New Zealand, China
	4 each	Australia, Japan
	6 total	U.S.
2029	1 each	China, France, Germany, U.K.
2030	1 each	France, Germany, U.K., Switzerland, Ireland, Italy, Spain, Netherlands, China, Japan
2032	1 total	Singapore

The patents listed in the table above will expire generally between 2019 and 2032, subject to any potential patent term extensions and/or supplemental protection certificates that would extend the terms of the patents in countries where such extensions may become available.

Competition

There are a number of small, mid-sized and large biotechnology companies that compete with us with respect to our historical business. Universities and public and private research institutions are also potential competitors. Our competition is typically focused on a single nucleic acid mechanism of action, i.e. RNAi or mRNA translational inhibition or exon skipping or miRNA replacement therapy. Some of these companies only have a proprietary position around either chemistry or delivery and in fewer cases, their proprietary position arises from their belief that they can patent biology, i.e. miRNA targets. We believe we are the only company in the position of having proprietary chemistry and delivery technologies sufficient to pursue multiple nucleic acid mechanisms of action, i.e. RNAi and mRNA translational inhibition and exon skipping and miRNA replacement therapy. Such single mechanism of action competitors include: Alnylam Pharmaceuticals, Arcturus, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals (“Isis”), miRagen Therapeutics, Mirna, PhaseRx Pharmaceuticals, Quark Pharmaceuticals, Regulus Therapeutics, RXi Pharmaceuticals, Sarepta Therapeutics (“Sarepta”) and Silence Therapeutics.

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

Product Liability

We currently do not carry product liability insurance as no patients are currently being treated with our products. We may renew our product liability insurance portfolio if patient access to our products is resumed.

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

Employees

As of the date of this report, our CEO is our only full-time employee. We have also been utilizing approximately five consultants, the majority of whom previously were either employees of or consultants to our company, to support our on-going operations. None of our employees are covered by collective bargaining agreements.

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

Risks Relating to the Proposed Microlin Transaction

Although we have entered into a term sheet with respect to the Microlin Transaction, there can be no assurance that such transaction will be consummated.

As discussed above under “Item 1 – Business”, we have entered into a term sheet with respect to the Microlin Transaction. However, the consummation of such transaction is subject to a number of conditions that are customary for transactions of such nature, including, without limitation, the satisfactory completion of due diligence and the approval of our stockholders to such transaction. The definitive agreements that are entered into with respect to the Microlin Transaction may contain further conditions and termination rights than are currently set forth in the term sheet. Thus, it is possible that such transaction will not be consummated, or that it may be consummated on terms and conditions that are materially different than those set forth in the term sheet. If we fail to consummate the Microlin Transaction, we may seek to continue our historical business operations, or we may seek to pursue a range of other strategic alternatives to enhance shareholder value, as further described in our press release dated February 17, 2016. Such alternatives could include, without limitation, becoming a possible acquisition target to a strategic company that possesses the necessary resources to invest in and capitalize on the significant potential of our proprietary delivery technologies, novel chemistries and rare disease pipeline. Should we elect to pursue any such strategic alternative, which may not be as favorable to us as the Microlin Transaction, there can be no assurance that we will be successful in any such endeavors.

The announcement that we have entered into a definitive agreement with respect to, and the pendency of, the Microlin Transaction, whether or not consummated, may adversely affect our business.

The announcement that we have entered into a definitive agreement with respect to, and the pendency of, the Microlin Transaction, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with partners, suppliers and employees. As a result of the pendency of the Microlin Transaction, third parties may be unwilling to enter into material agreements with respect to our business. New or existing partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because they may perceive that such relationships are likely to be more stable. If we fail to complete the proposed Microlin Transaction, the failure to maintain existing business relationships or enter into new ones is likely to materially and adversely affect our business, results of operations and financial condition.

In addition, pending the completion of the Microlin Transaction, we may be unable to attract and retain key personnel and our attention and resources may be diverted from operational matters during the pendency of the Microlin Transaction.

In the event that the Microlin Transaction is not completed, the announcement of the termination of such proposed transaction may also adversely affect the trading price of our common stock, our business or our relationships with third parties.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Microlin Transaction.

After the Microlin Transaction, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome.

While the Microlin Transaction is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the Microlin Transaction is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the Microlin Transaction. In addition, while the Microlin Transaction is pending, we are subject to a number of risks, including:

•	the diversion of management and employee attention from our day-to-day business;

•	the potential disruption to business partners and other service providers; and

•	the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

If the Microlin Transaction is not completed, there may not be any other offers from potential acquirors.

If the Microlin Transaction is not completed, we may seek another purchaser for our assets. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing our assets on terms acceptable to us. Additionally, the inability to complete the Microlin Transaction could make potential acquirors more reluctant to engage in a transaction with us.

We may be exposed to litigation related to the Microlin Transaction from the holders of our Common Stock.

Transactions such as the Microlin Transaction are often subject to lawsuits by stockholders. It is possible that our stockholders may sue our company or its board of directors as a result of the Microlin Transaction.

If the Microlin Transaction is not consummated, we may file bankruptcy.

If the Microlin Transaction is not consummated and we are unable to either find another viable purchaser for our assets or to obtain sufficient capital to continue our operations, we may be forced to file bankruptcy as we will have minimal capital and operating assets to continue the business.

We will incur significant expenses in connection with the Microlin Transaction and could be required to make significant payments if the proposed transaction is terminated under certain conditions.

If we are unable to close the Microlin Transaction, we may owe contractual damages to Microlin that could exhaust our limited cash reserves.  In addition, we expect to pay legal fees, accounting fees and proxy filing costs whether or not the Microlin Transaction closes. Any significant expenses or payment obligations incurred by us in connection with the Microlin Transaction could adversely affect our financial condition and cash position.

We may be required to pay certain costs if we accept an alternative to the Microlin Transaction.

We anticipate that the definitive asset purchase agreement regarding the Microlin Transaction will contain provisions that make it more difficult for us to sell our assets to a party other than Microlin, including the payment of termination fees if the asset purchase agreement is terminated for select reasons.

If we consummate the Microlin Transaction, our future business operations will be highly dependent upon the financial, operational and clinical performance of Microlin, as well as the trading performance of its common stock.

It is anticipated that, upon the closing of the Microlin Transaction, we will receive, as consideration for the sale of substantially all the assets of our historical business operations, such number of shares of the common stock of Microlin as represents approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the consummation of the Microlin Transaction. As a result, our future business performance will be highly dependent upon the financial, operational and clinical performance of Microlin and the value of the Microlin shares that we continue to hold. Our dependence on the Microlin shares will be even greater if we do not acquire other assets because, in such event, the Microlin shares would represent substantially all of our assets at such time.

The market price for Microlin common stock following the closing of the Microlin Transaction may be affected by factors different from those that historically have affected our common stock or the common stock of Microlin.

Upon completion of the Microlin Transaction, we will hold a substantial number of shares of Microlin common stock. Microlin’s business differs from our business, and accordingly the results of operations of Microlin will be affected by some factors that are different from those currently affecting our results of operations. In addition, following the closing of the Microlin Transaction, Microlin will own and operate our historical business operations. Thus, the results of operation of Microlin at such time thereby may be affected by factors that are different from those that have historically affected either Microlin or our company.

Following the consummation of the Microlin Transaction, stockholders of our company will have minimal influence over management of Microlin.

As a result of the Microlin Transaction, it is contemplated that Microlin will continue to own and operate the assets and programs of our company, and that our company will own such number of shares of the common stock of Microlin as represents approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the consummation of the Microlin Transaction. However, our shareholders will not directly hold any shares of Microlin common stock. Thus, our stockholders will have minimal influence on the management and policies of Microlin with respect to its business operations, including its operation of the assets that it has acquired from us.

Risks Relating To Being An Early Stage Drug Development Company

Our cash and other sources of liquidity are only sufficient to fund our intended limited operations through June 2016. To the extent that we do not consummate the Microlin Transaction and thus continue our historical business operations, we will require substantial additional funding to continue our operations beyond that date. If additional capital is not available, we may have to curtail or cease operations, or take other actions that could adversely impact our shareholders.

Our historical business does not generate the cash necessary to finance our operations. We incurred net operating losses of approximately $4.0 million in 2015 and $3.5 million in 2014 (with our net loss in 2014 being $6.5 million). To the extent that we do not consummate the Microlin Transaction and thus continue our historical business operations, we will require significant additional capital to:

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

The future capital needs relating to our historical operations depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development;
•	continued scientific progress in these programs;
•	the outcome of potential partnering or licensing transactions, if any;
•	competing technological developments;
•	our proprietary patent position, if any, in our products; and
•	the regulatory approval process for our products.

As of the date of this report, our CEO is our only full-time employee. We have also been utilizing approximately five consultants, the majority of whom previously were either employees of or consultants to our company, to support our operations. Our internal R&D efforts since June 2012 have been, and as of the date of this report they continue to be, minimal and focused on our business development activities and pipeline.

We believe that our currently available cash and cash equivalents, including the upfront license fee received in March 2016, will be sufficient to fund our intended limited operations through June 2016. We will need to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to continue our operations with respect to our historical business past that date. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for companies that have recently faced financial distress and the uncertainty created by the Microlin Transaction, may make it very difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities with respect to our historical business, or terminate our historical operations. These actions would likely reduce the market price of our common stock.

We have no history of profitability and there is a potential for fluctuation in operating results.

We have experienced significant operating losses since inception. We currently have no revenues from product sales and will not have any such revenues unless and until a marketable product is successfully developed by us or our partners, receives regulatory approvals, and is successfully manufactured and distributed to the market. We expect that the continued operation of our historical business will cause us to continue to experience losses for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements”.

We and our partners are engaged in the business of developing products based on modulation of coding and non-coding RNA targets. The process of developing such products requires significant research and development efforts, including basic research, pre-clinical and clinical development, and regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and there can be no assurance that we can achieve profitability in the future. Our ability to achieve profitability with respect to our historical business depends on our ability, alone or with our partners, to develop drug candidates, conduct pre-clinical development and clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell drug products. We cannot assure you of the success of any of these activities or predict if or when we will ever become profitable.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing or engage in strategic transactions, and may require us to curtail our operations.

Our financial statements as of December 31, 2015 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2015 consolidated financial statements, in their report, included an explanatory paragraph referring to our recurring losses and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2015, we had cash of $0.7 million. Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. There can be no assurance that we will be successful in any such endeavors.

If we are unable to raise sufficient additional capital, and we are unable to complete the Microlin Transaction, we may seek to merge with or be acquired by another entity, and that transaction may adversely affect our business and the value of our securities.

As disclosed in the Current Report on form 8-K that we filed on March 16, 2016, we have entered into a signed term sheet with Microlin Bio, Inc. pursuant to which we have agreed to sell substantially all of the assets related to our historical operations to Microlin. The consummation of the Microlin Transaction is subject to the execution and delivery of a definitive asset purchase agreement, as well as the satisfaction of customary closing conditions for a transaction of that nature, including the approval of our stockholders. If we do not consummate the Microlin Transaction, and we are unable to otherwise raise sufficient additional capital in the immediate future to continue our business, we may seek to merge or combine with, or otherwise be acquired by, another entity with a stronger cash position, complementary work force, or product candidate portfolio or for other reasons. There are numerous risks associated with merging, combining or otherwise being acquired. These risks include, among others, incorrectly assessing the quality of a prospective acquirer or merger-partner, encountering greater than anticipated costs in integrating businesses, facing resistance from employees and being unable to profitably deploy the assets of the new entity. The operations, financial condition, and prospects of the post-transaction entity depend in part on our and our acquirer/merger-partner’s ability to successfully integrate the operations related to our product candidates, business and technologies. We may be unable to integrate operations successfully or to achieve expected cost savings, and any cost savings that are realized may be offset by losses in revenues or other charges to operations. As a result, our stockholders may not realize the full value of their investment.

If we lose our Chief Executive Officer, or if we are unable to attract and retain additional personnel, then we may be unable to successfully develop our business.

If we are unable to retain J. Michael French, our president and Chief Executive Officer (“CEO”), or any other executive officers that we hire after the date of this report, our business could be seriously harmed. In addition, if we are unable to attract qualified personnel to the extent necessary, our business could be seriously harmed. Whether or not our key managers or our key personal have executed an employment agreement, there can be no assurance that we will be able to retain them or replace any of them if we lose their services for any reason. This uncertainty is particularly true given our current financial condition and recent history. In addition, if we have to replace any of these individuals, we may not be able to replace knowledge that they have about our operations.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

We have limited experience in independently identifying acquisition candidates and integrating the operations of acquisition candidates with our company. If appropriate opportunities become available, and we have sufficient resources to do so, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates, if any, could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business operations could be delayed.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

RNA-based drug development is unproven and may never lead to marketable products.

The future success of our historical business operations has depended on the successful development, by us or our partners, of RNA-based products and technologies. Neither we, nor any other company, including any of our partners, has received regulatory approval to market siRNA, antagomir or miRNA mimics as therapeutic agents. The scientific discoveries that form the basis for our efforts to discover and develop new RNA-based drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited.

Relatively few RNA-based product candidates have ever been tested in animals or humans, none of which have received regulatory approval. We currently have only limited data suggesting that we can introduce typical drug-like properties and characteristics into oligonucleotides, such as favorable distribution within the body or tissues or the ability to enter cells and exert their intended effects. In addition, RNA-based compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. We may make significant expenditures developing RNA-based technologies without success. As a result, we and our partners may never develop a marketable product utilizing our technologies. If neither we nor any of our partners develops and commercializes drugs based upon our technologies, our technologies will not become profitable.

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

 A key element of our business strategy has been to discover, develop and commercialize a portfolio of new products through internal efforts and through those of our current or future strategic partnerships. Whether or not any product candidates are ultimately identified, research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, which we currently do not have. These research programs may initially show promise in identifying potential product candidates, yet fail to yield a successful commercial product for many reasons, including the following:

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

The research and development programs of our company and our partners with respect to oligonucleotide-based products are at a relatively early stage. Before obtaining regulatory approval for the sale of any product candidates, we and our partners must conduct expensive and extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy of such product candidates. Pre-clinical and clinical testing is a long, expensive and uncertain process, and the historical failure rate for product candidates is high. The length of time generally varies substantially according to the type of drug, complexity of clinical trial design, regulatory compliance requirements, intended use of the drug candidate and rate of patient enrollment for the clinical trials.

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

Further, even if the results of pre-clinical studies or clinical trials are initially positive, it is possible that different results will be obtained in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. It is expected that all of the drug candidates that may be developed by us or our partners based on our technologies will be prone to the risks of failure inherent in drug development. The clinical trials of any or all of the drug candidates of us or our partners could be unsuccessful, which would prevent the commercialization of these drugs. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the drug sponsor. The failure to develop safe, commercially viable drugs approved by the FDA would substantially impair our ability to generate product sales and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in pre-clinical studies and clinical trials will impede the regulatory approval process, the commercialization of drug candidates and the generation of revenue, as well as substantially increase development costs.

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

Our research and development operations have involved the use of hazardous and biological, potentially infectious, materials. Such use subjects us to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials and specific waste products. We could be subject to damages, fines or penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could be substantial. The costs of complying with these current and future environmental laws and regulations may be significant, thereby impairing our business.

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

We are, in part, dependent on partners to develop and commercialize products based on our technologies and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business. If we fail to secure or maintain successful collaborative arrangements, our development and commercialization activities will be delayed, reduced or terminated, and our revenues could be materially and adversely impacted.

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

We rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such clinical trials.

We are, and anticipate that we and certain of our partners will continue to be, dependent on contract research organizations, third-party vendors and investigators for performing or managing pre-clinical testing and clinical trials related to drug discovery and development efforts. These parties are not employed by us or our partners, and neither we nor our partners can control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay, and potentially materially adversely affect, the development and commercialization of our product candidates. Moreover, these parties also may have relationships with other commercial entities, some of which may compete with us and our partners. If they assist our competitors, it could harm our competitive position.

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

We have no manufacturing experience or resources, and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have no manufacturing experience. Some of our product candidates utilize specialized formulations whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

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

To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways.

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

Our business has been based upon the development and delivery of RNA-based therapeutics, and we rely on the issuance of patents, both in the U.S. and internationally, for protection against competitive technologies. Although we believe we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take several years from initial filing or may never occur.

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

We have depended on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop new products would be harmed.

We have depended on licenses from third parties for certain of our key technologies relating to fundamental chemistry technologies. Our licenses impose various development, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If our license with respect to any of these technologies is terminated for any reason, the development of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar technology (which licenses may not be available on commercially acceptable terms or at all) or develop new non-infringing technology. If our existing license is terminated, the development of the products contemplated by the licenses could be delayed or terminated and we may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on our business.

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

The results of our historical operations depend, to a significant degree, upon our and any collaborators’ ability to successfully develop and commercialize pharmaceutical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Successful product development in the pharmaceutical industry is highly uncertain, and very few research and development projects result in a commercial product. Product candidates that appear promising in the early phases of development, such as in preclinical testing or in early human clinical trials, may fail to reach the market for a number of reasons, such as:

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

There can be no assurance that any of our product candidates will ever be successfully commercialized by us or by one of our partners, and delays in any part of the process or the inability to obtain regulatory approval could adversely affect our operating results by restricting introduction of new products by us and/or our partners.

Even if we are successful in developing and commercializing a product candidate, it is possible that the commercial opportunity for oligonucleotide-based therapeutics will be limited.

The product candidates based on our historical technologies that are being developed are based on new technologies and therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept a product intended to improve therapeutic results based on RNA mechanisms of action. Accordingly, while we believe there will be a commercial market for nucleic acid-based therapeutics utilizing our technologies, there can be no assurance that this will be the case, in particular given the novelty of the field.

Risks Related to our Industry

Any drugs based on our technologies that we or any of our partners develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business and financial results.

The success of the products based on our historical technologies will depend upon the extent to which third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs, provide reimbursement for the use of such products. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, it is difficult to accurately determine their cost-effectiveness and the level or method of reimbursement of early-stage product candidates. Increasingly, the third-party payors, who reimburse patients, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price charged for any products based on our technologies that we or our partners develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

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

Products based on our technologies may face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs, or from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we and our partners may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we and our partners develop.

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

In addition to the competition we face from competing drugs in general with respect to our historical operations, we have also faced competition from other biotechnology and pharmaceutical companies and medical institutions that are working to develop novel drugs using technology that competes more directly with our own. Among those companies that are working in this field are: Alnylam Pharmaceuticals, Arbutus, Arcturus, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna, PhaseRx Pharmaceuticals, Quark Pharmaceuticals, Regulus Therapeutics, RXi Pharmaceuticals, Sarepta Therapeutics and Silence Therapeutics. Any of these companies may develop its technology more rapidly and more effectively than us.

In addition to competition with respect to our historical technology and with respect to specific products, we and our partners face substantial competition to discover and develop safe and effective means to deliver the drugs based on our technologies that are developed to the relevant cell and tissue types. Substantial resources are being expended by third parties, both in academic laboratories and in the corporate sector, in the effort to discover and develop a safe and effective means of delivery into the relevant cell and tissue types. If safe and effective means of delivery to the relevant cell and tissue types were developed by our competitors, our ability to successfully commercialize a competitive product would be adversely affected.

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

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	our ability to consummate the Microlin Transaction, a similar sale of our business and/or an acquisition of assets;
•	our general financial condition and ability to maintain sufficient capital to continue operations;
•	our ability to enter into and maintain collaborative arrangements with third parties;
•	our ability to meet the performance estimates of securities analysts;
•	changes in buy/sell recommendations by securities analysts;
•	negative results from clinical and pre-clinical trials;
•	fluctuation in our quarterly operating results;
•	reverse splits or increases in authorized shares;
•	substantial sales of our common stock;
•	general stock market conditions; or
•	other economic or external factors.

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

Any failure to satisfy our filing requirements under the Exchange Act to file periodic reports in a timely manner could result in the suspension of trading in our common stock, either on a temporary or a permanent basis, as well as other penalties that may be imposed by the Commission.

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

Our common stock currently trades on the OTCQB. Securities trading on the OTCQB often experience a lack of liquidity as compared to securities trading on a national securities exchange. Such securities also have experienced extreme price and volume fluctuations in recent years, which have particularly affected the market prices of many smaller companies like ours. We anticipate that our common stock will be subject to the lack of liquidity and this volume and price volatility that is characteristic of the OTCQB.

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

A significant number of shares of our common stock are subject to options, warrants and conversion rights, and we expect to sell additional shares of our common stock in the future. The issuance of these shares, which in some cases may occur on a cashless basis, will dilute the interests of other security holders and may depress the price of our common stock.

At March 30, 2016, there were outstanding warrants to purchase up to approximately 24.5 million shares common stock, with approximately 24.4 million of such warrants having an exercise price of less than $1.00. If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At March 30, 2016, there were also outstanding 1,020 shares of Series C Convertible Preferred Stock, which shares are convertible into 6.8 million shares of common stock at an assumed conversion price of $0.75 per share of common stock, and 60 shares of Series D Stock, which shares are convertible into 750,000 shares of common stock at an assumed conversion price of $0.40 per share of common stock. In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), including the issuance of securities as described in this report, and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

There are outstanding a significant number of shares available for future sales under Rule 144.

A significant number of shares of our common stock may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 promulgated under the Securities Act. Any sales of such shares of our common stock under Rule 144 could have a depressive effect on the market price of our common stock. In general, under Rule 144, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. At March 30, 2016, 90,000 shares had been designated as Series A Junior participating preferred stock and 1,000 shares had been designated as Series B Preferred Stock, none of which are issued and outstanding. Also at March 30, 2016, 1,200 shares had been designated as Series C Convertible Preferred Stock (of which 1,020 were outstanding as of such date) and 220 shares had been designated as Series D Convertible Preferred Stock (of which 60 were outstanding as of such date). Our Board is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

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

	High	Low
Fiscal 2014:
First Quarter	$1.81	$0.39
Second Quarter	1.23	0.55
Third Quarter	1.30	0.48
Fourth Quarter	1.10	0.55

Fiscal 2015:
First Quarter	$0.80	$0.53
Second Quarter	0.65	0.40
Third Quarter	0.55	0.30
Fourth Quarter	0.48	0.21

Fiscal 2016:
First Quarter (through March 28, 2016)	$0.26	0.12

On March 28, 2016, the closing price of our common stock reported by the OTC Markets was $0.13 per share.

Holders

As of September 22, 2015, there were approximately 9,259 beneficial holders of record of our common stock.

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

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two year period ended December 31, 2015 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2015, as compared to the year ended December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements for the two year period ended December 31, 2015 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

This Item is organized as follows:

•	“Background and Sale of Company Assets” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry, including the pending sale of the Company’s assets.

•	“Cash Position and Liquidity” discusses liquidity considerations.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies and estimates.

•	“Consolidated Results of Operations” discusses the primary factors that contributed to significant variability of our results of operations for 2015 as compared to 2014.

•	“Off-Balance Sheet Arrangements” indicates that we did not have any off-balance sheet arrangements as of December 31, 2015.

BACKGROUND AND SALE OF COMPANY ASSETS

Overview

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

As further described below under “Strategic Direction and Agreement to Sell Company Assets”, on March 10, 2016 we entered into a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations.

Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies in order to establish a novel and differentiated drug discovery platform. This platform allows us to distinguish ourselves from others in the nucleic acid therapeutics area in that we are the only company capable of creating a wide variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA translational inhibition, exon skipping, microRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal has been to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

Our business strategy, assuming sufficient capital was available to us, was to discover and develop our own pipeline of nucleic acid-based compounds in order to commercialize drug therapies to treat orphan diseases. Orphan diseases are broadly defined as those rare disorders that typically affect no more than one person out of every 1,500 people. The United States

Orphan Drug Act of 1983 was created to promote the development of new drug therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States. Specifically, an orphan disease is a disease for which a regulatory agency, i.e. FDA or European Medicines Agency (“EMA”), can grant ODD to a compound being developed to treat that particular disease. In other words, if the FDA will grant ODD for a compound being developed to treat a disease, then that disease is an orphan disease. The purpose of such designations is to incentivize pharmaceutical and biotechnology companies to develop drugs to treat smaller patient populations. In the U.S., ODD entitles a company to seven years of marketing exclusivity for its drug upon regulatory approval. In addition, ODD permits a company to apply for: (1) grant funding from the U.S. government to defray costs of clinical trial expenses, (2) tax credits for clinical research expenses and (3) exemption from the FDA's prescription drug application fee. Over the past several years, there has been a surge in rare disease activity due in part to the efforts of advocacy groups, the media, legislation and large pharmaceutical interest. Yet, orphan diseases continue to represent a significant unmet medical need with fewer than 500 drug approvals for over 7,500 rare diseases; clearly demonstrating the necessity for innovation in the development of therapeutics to treat orphan diseases. Our lead effort is the clinical development of CEQ508 to treat FAP, a rare disease for which CEQ508 received FDA ODD in 2010 and FTD in 2015. Currently, there is no approved therapeutic for the treatment of FAP. In April 2012, we announced the completion of dosing for Cohort 2 in the Dose Escalation Phase of the START-FAP (Safety and Tolerability of an RNAi Therapeutic in FAP) Phase 1b/2a clinical trial.

In order to protect our innovations, which encompass a broad platform of both nucleic acid-based therapeutic chemistry and delivery technologies, as well as the drug products that may emerge from that platform, we have aggressively built upon our extensive and enabling intellectual property (“IP”) estate worldwide. As of December 31, 2015, we owned or controlled 146 issued or allowed patents, and approximately 98 pending U.S. and foreign patent applications, to protect our proprietary nucleic acid-based drug discovery capabilities.

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

Strategic Direction and Agreement to Sell Company Assets

As a result of our financial condition, on February 17, 2016 we announced that our Board of Directors had authorized a process to explore a range of strategic alternatives to enhance stockholder value, and that we have retained Objective Capital Partners, LLC as our exclusive advisor to assist us in exploring such alternatives.

In connection with that process of exploring strategic alternatives, on March 10, 2016, we entered into a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations in consideration of: (i) the issuance to us by Microlin of 6.7 million shares of Microlin common stock, which shares shall represent approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the issuance of such shares; and (ii) the payment by Microlin to us of $0.75 million in cash (the “Microlin Transaction”). Microlin’s purchase of our assets is expected to close by July 1, 2016 pending the satisfaction or waiver of customary closing conditions, including execution of the definitive asset purchase agreement, subsequent approval of the Microlin Transaction by Marina stockholders and Microlin’s completion of a financing of at least $5 million. It is also contemplated that Microlin will provide a bridge loan in the amount of approximately $0.3 million upon entering into the asset purchase agreement. Following the closing of the transaction with Microlin, substantially all of the assets relating to our historical business will be owned by Microlin, and we will no longer be operating that business. The accompanying consolidated financial statements do not include any adjustments related to the proposed Microlin Transaction.

The sale of assets to Microlin is the first step in creating what we believe is the greatest value opportunity for our stockholders. We believe that our proprietary chemistries and delivery technologies are best suited for development of therapeutic compounds that modulate non-coding RNA. Therefore, we feel that these technologies are synergistic and complementary to Microlin’s microRNA assets and that Microlin is in a strong position to move these assets forward. We believe the second step to creating value for our stockholders is the acquisition of other assets or a reverse merger.

We filed a Current Report on Form 8-K with respect to the Microlin Transaction on March 16, 2016. There can be no

assurance that we will be successful in consummating the Microlin Transaction.

We will need additional capital in order to execute our strategy of concluding the Microlin Transaction, either acquiring other technology or completing a reverse merger, or if the Microlin Transaction is not consummated, our previous strategy to initiate the registration trial for and to commercialize CEQ508, file Investigational New Drug (“IND”) applications for both DM1 and DMD and bring these two programs to human proof-of-concept.

Recent Licensing Agreements

On February 16, 2016, we entered into an evaluation and option agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. The agreement contains an option provision for the exclusive license of our SMARTICLES platform in a specific gene editing field. This agreement and our platforms under this agreement will be included in the Microlin Transaction.

On March 14, 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success-based milestones. The upfront license fee will be retained by our company, but this agreement and our platforms under this agreement will be included in the Microlin Transaction.

CASH POSITION AND LIQUIDITY

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2015, we had an accumulated deficit of approximately $334.5 million, $108.8 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to complete the Microlin Transaction and investigate either acquiring other technology or completing a reverse merger. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014 and 2015, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At December 31, 2015, we had negative working capital of $1.6 million and $0.7 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the upfront license fee received in March 2016 as noted above, will enable us to fund our intended operations through June 2016 and the closing of the Microlin Transaction. Our ability to execute our operating plan beyond June 2016 depends on our ability to obtain additional funding, the closing of the Microlin Transaction, and any subsequent plans to acquire other technology or execute a reverse merger. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2015 Funding of Operations

Series D Convertible Preferred Stock and Warrants

In August 2015, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 220 shares of Series D Preferred, and warrants to purchase up to 3.44 million shares of our common stock at an initial exercise price of $0.40 per share before August 2021, for an aggregate purchase price of $1.1 million. The warrants issued in connection with Series D Preferred contain an anti-dilution (“down round”) provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within two years of the issuance date, but not to be reduced below $0.28 per share. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of our common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

License Milestone Payments

During 2015, we received accelerated milestone payments under our collaboration agreements with Mirna and MiNA in the amounts of $0.5 million and $0.2 million, respectively.

On March 14, 2016, we entered into a license agreement covering certain of the Company’s platforms for the delivery of an undisclosed genome editing technology. Under terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success based milestones.

These agreements and the Company’s platforms under these agreements will be included in the Microlin Transaction.

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

Fair Value of Financial Instruments — We consider the fair value of cash, accounts receivable, accounts payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the Black-Scholes option pricing model (“Black-Scholes”), using Level 3 inputs.

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

The following illustrates the effect that reasonably likely changes in our stock price would have on the estimated fair value liability for price adjustable securities that were outstanding as of December 31, 2015.

	- 10% change in stock price	Weighted average variables used in valuation at December 31, 2015	+ 10% change in stock price
Effect of a 10% change in stock price
Condition changed
Stock price	$0.24	$0.27	$0.30
Assumptions and conditions held constant
Exercise price	$0.42	$0.42	$0.42
Expected life in years	1.79	1.79	1.79
Risk free rate	0.46%	0.46%	0.46%
Expected stock volatility	99%	99%	99%
Estimated fair value liability for price adjustable securities (in thousands)	$2,121	$2,491	$2,872

Our reported net income was $3.3 million for 2015. A 10% change in the stock price results in a change of $0.4 million in our net income. If our December 31, 2015 closing stock price had been 10% lower, our net income would have been $3.7 million. If our December 31, 2015 closing stock price had been 10% higher, our net income would have been $3.0 million.

The following illustrates the effect of changing the volatility assumptions on the estimated fair value liability for price adjustable securities that were outstanding at December 31, 2015:

	- 10% change in Expected Stock Volatility	Weighted average variables used in valuation at December 31, 2015	+ 10% change in Expected Stock Volatility
Effect of a 10% change in volatility
Condition changed
Expected stock volatility	89%	99%	109%
Assumptions and conditions held constant
Exercise price	$0.42	$0.42	$0.42
Expected life in years	1.79	1.79	1.79
Risk free rate	0.46%	0.46%	0.46%
Stock Price	$0.27	$0.27	$0.27
Estimated fair value liability for price adjustable securities (in thousands)	$2,266	$2,491	$2,706

A 10% reduction in volatility assumptions would increase our net income by $0.2 million to $3.6 million. A 10% increase in volatility assumptions would decrease our net income by $0.2 million to $3.1 million.

In November 2015, we pledged to issue common stock valued at $0.06 million to Novosom, related to our license agreement with MiNA, for the portion due under its sublicensing agreement. Pricing of the common stock was to occur on receipt of the payment from MiNA. As of December 2015, the pledge was issued as a dollar denominated liability and was not influenced by changes in stock price. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at December 31, 2015, and the 0.21 million common shares were subsequently issued in February 2016.

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

Stock-based Compensation — We use Black-Scholes as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Black-Scholes requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized immediately for immediately vested portions of the grant, with the remaining portions recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates have been estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period. Beginning in September 2014, we did not use historical forfeiture rates and did not apply a forfeiture rate as the historical forfeiture rate was not believed to be a reasonable estimate of the probability that the outstanding awards would be exercised in the future. Given the specific terms of the awards and the recipient population, we expect these options will all be exercised in the future.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Annual Results of Operations

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Change
(In thousands, except share, per share data and percentages)	2014	2015	$	%
License and other revenue	$500	$680	$180	36%
Operating expenses:
Research and development	686	801	115	17%
General and administrative	3,334	3,868	534	16%
Total operating expenses	4,020	4,669	649	16%
Loss from operations	(3,520)	(3,989)	(469)	13%
Other income (expense):
Interest and other expense	(1,006)	(1)	1,005	*
Change in fair value liability for price adjustable warrants	13	7,309	7,296	*
Change in fair value of stock reserved for issuance to settle liabilities	(2,503)	-	2,503	*
Gain on debt extinguishment	5	-	(5)	*
Gain on settled liabilities	534	18	(516)	(97)%
Total other income (expense), net	(2,957)	7,326	10,283	(348)%
Net income (loss)	(6,477)	3,337	9,814	(152)%
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares	(6,000)	-	6,000	*
Deemed dividend related to discount on beneficial conversion feature in Series D convertible preferred shares	-	(690)	(690)	*
Net income (loss) applicable to common stockholders	$(12,477)	$2,647	$15,124	(121)%
Net income (loss) per common share
Basic	$(0.51)	$0.10	$0.61	(120)%
Diluted	$(0.51)	$(0.14)	$0.37	(73)%
Shares used in computing net loss per share
Basic	24,634,535	26,302,394
Diluted	24,634,535	32,874,955

* Change not meaningful.

Comparison of Fiscal Year 2014 and Fiscal Year 2015

Revenue.

During 2015, we received accelerated milestone payments under our collaboration agreements with Mirna and MiNA in the amounts of $0.5 million and $0.2 million, respectively. We recorded $0.5 million in license related revenue in 2014, all from MiNA. The majority of these licensing deals provide for clinical and regulatory milestones, though the achievement of any such milestones and the realization of any revenues relating thereto is uncertain. We will seek R&D collaborations, as well as licensing transactions to fund business operations.

Research and Development. R&D expense consists primarily of costs of clinical development and pre-clinical studies, consulting and other outside services, laboratory supplies, patent license fees, and other costs. R&D expenses increased 17% from $0.69 million in 2014 to $0.80 million in 2015, predominantly due to:

•	Resumption of clinical development expense in 2014 resulted in an increase of 152% from $0.06 million in 2014 to $0.16 million in 2015; and

•	Cost associated with license agreements increased 36% from $0.15 million in 2014 to $0.20 million in 2015, due to activity in out-licensing arrangements involving technologies we sublicensed from a third party.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses, stock-based compensation for G&A personnel and non-employee members of our Board of Directors, professional fees (such as accounting and legal), and corporate insurance. G&A costs increased by 16% from $3.3 million in 2014 to $3.9 million in 2015 primarily due to:

•	Stock-based compensation expense increased by 101% from $0.23 million to $0.46 million due to non-cash compensation charges associated with G&A personnel and non-employee members of our Board of Directors;

•	Legal fees increased by 30% from $1.2 million in 2014 to $1.6 million in 2015, due to increases in costs associated with corporate legal services, SEC filings, patent filings and licensing activities; and

•	Travel related costs decreased 50% from $0.18 million in 2014 to $0.09 million in 2015 as a result of a decrease in travel by our CEO.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change associated with this mark-to-fair value requirement increased from a gain of $0.01 million in 2014 to a gain of $7.31 million in 2015. The largest factor of the change in the value of the liability is our stock price, which went from $0.40 as of December 31, 2013 to $0.66 as of December 31, 2014 to $0.27 as of December 31, 2015. A decrease in stock price during a period decreases the liability and increases our gain on the consolidated statements of operations. The other significant factor is the issuance of additional securities that require revaluation for reporting. Due to the multiple variables in the terms of the warrants associated with the Series C convertible preferred stock issuance, the warrants to purchase 6.0 million shares require revaluation and the decrease in the stock price between the warrant issuance and December 31, 2014 and 2015 resulted in a gain. Due to the multiple variables in the terms of the warrants associated with the Series D convertible preferred stock issuance in 2015, the warrants to purchase 3.4 million shares require revaluation and the decrease in the stock price between the warrant issuance and December 31, 2015 resulted in an additional gain.

Change in fair value liability for stock to be issued.  In 2012 and 2013, we had contractually pledged shares to vendors to settle accounts payable, to Novosom to settle amounts owed under our license agreement, and to our former landlord as part of a lease termination agreement. As these liabilities are denominated in shares, not value, they are required to be revalued for reporting. In 2014, all pre-existing share pledges were settled and the change in fair value between December 31, 2013 and the dates of such issuances resulted in a loss of $2.5 million for the year ended December 31, 2014. We additionally pledged $0.075 million of stock to be issued to Novosom in connection with the MiNA sublicense as of December 31, 2014, but as this was dollar denominated, there were no changes in fair value between the date of the recorded liability and December 31, 2014. These 0.12 million common shares were subsequently issued in January 2015. We also pledged $0.06 million of stock to be issued to Novosom in connection with the MiNA sublicense as of December 31, 2015, but as this was also dollar denominated, there were no changes in fair value between the date of the recorded liability and December 31, 2015. These 0.21 million common shares were subsequently issued in February 2016.

Gain on settled liabilities. In 2014, we recorded a gain of $0.3 million related to amounts accrued in 2013 pertaining to prior executive employment agreements, which were ultimately settled for less than the contractual amount. Additionally, in 2014 and 2015, a number of vendor payables were settled for less than the accrued amount, resulting in a net gain of $0.23 million and $0.18 million, respectively.

Interest and other expense.  In 2014, interest expense consisted of $0.03 million of interest on notes payable which were converted to shares of common stock in 2013, and a $0.97 million charge related to the beneficial debt conversion feature that allowed conversion at $0.75 per share rather than at the prevailing market price.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.          Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marina Biotech, Inc.:

We have audited the accompanying consolidated balance sheets of Marina Biotech, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marina Biotech, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and does not have sufficient capital to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 30, 2016

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share data)	2014	2015

ASSETS
Current assets:
Cash	$1,824	$710
Accounts receivable	500	-
Prepaid expenses and other current assets	192	140
Total current assets	2,516	850
Intangible assets	6,700	6,700
Other assets	-	45
Total assets	$9,216	$7,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$687	$763
Accrued payroll and employee benefits	183	377
Other accrued liabilities	1,072	1,296
Total current liabilities	1,942	2,436
Fair value liability for price adjustable warrants	9,225	2,491
Fair value of stock to be issued to settle liabilities	75	60
Deferred tax liabilities	2,345	2,345
Total liabilities	13,587	7,332
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,200 and 1,020 shares issued and outstanding at December 31, 2014 and 2015, respectively (preference in liquidation of $5,100 at December 31, 2015)	-	-
Series D convertible preferred stock, $0.01 par value; 0 and 170 shares issued and outstanding at December 31, 2014 and 2015, respectively (preference in liquidation of $850 at December 31, 2015)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 25,523,216 and 27,704,340 shares issued and outstanding at December 31, 2014 and 2015, respectively	153	166
Additional paid-in capital	333,264	334,548
Accumulated deficit	(337,788)	(334,451)
Total stockholders’ equity (deficit)	(4,371)	263
Total liabilities and stockholders’ equity (deficit)	$9,216	$7,595

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2014	2015
License and other revenue	$500	$680
Operating expenses:
Research and development	686	801
General and administrative	3,334	3,868
Total operating expenses	4,020	4,669
Loss from operations	(3,520)	(3,989)
Other income (expense):
Interest and other expense	(1,006)	(1)
Change in fair value liability for price adjustable warrants	13	7,309
Change in fair value of stock reserved for issuance to settle liabilities	(2,503)	-
Gain on debt extinguishment	5	-
Gain on settled liabilities	534	18
Total other income (expense), net	(2,957)	7,326
Net income (loss)	(6,477)	3,337
Deemed dividend related to discount on beneficial conversion feature in Series C convertible preferred shares	(6,000)	-
Deemed dividend related to discount on beneficial conversion feature in Series D convertible preferred shares	-	(690)
Net income (loss) applicable to common stockholders	$(12,477)	$2,647
Net income (loss) per common share
Basic	$(0.51)	$0.10
Diluted	$(0.51)	$(0.14)
Shares used in computing net loss per share
Basic	24,634,535	26,302,394
Diluted	24,634,535	32,874,955

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series C Preferred Stock, par value $0.01		Series D Preferred Stock, par value $0.01		Common Stock, par value $0.006
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2013	-	$-	-	-	16,937,661	$102	$324,145	$(331,311)	$(7,064)
Issuance of Series C convertible preferred stock, net of issuance costs of $71	1,200	-	-	-	-	-	5,929	-	5,929
Fair value of price-adjustable warrants issued in connection with Series C Convertible Preferred Stock	-	-	-	-	-	-	(5,929)	-	(5,929)
Shares issued in connection with lease termination	-	-	-	-	1,500,000	9	1,851	-	1,860
Shares issued in connection with director and management compensation	-	-	-	-	2,473,854	15	882	-	897
Shares issued in connection with science advisory board compensation	-	-	-	-	107,988	1	55	-	56
Shares issued in connection with consulting services	-	-	-	-	39,945	-	19	-	19
Shares issued in connection with warrant exercises	-	-	-	-	1,405,706	8	1,930	-	1,938
Shares issued in connection with licensing and vendor payables	-	-	-	-	1,098,673	6	1,667	-	1,673
Shares issued in debt conversion	-	-	-	-	1,959,389	12	1,467	-	1,479
Beneficial debt conversion feature	-	-	-	-	-	-	971	-	971
Compensation related to stock options	-	-	-	-	-	-	277	-	277
Net loss	-	-	-	-	-	-	-	(6,477)	(6,477)
Balance December 31, 2014	1,200	-	-	-	25,523,216	153	333,264	(337,788)	(4,371)
Issuance of Series D convertible preferred stock, net of issuance costs of $5	-	-	220	-	-	-	1,095	-	1,095
Fair value of price-adjustable warrants issued in connection with Series D Convertible Preferred Stock	-	-	-	-	-	-	(575)	-	(575)
Warrants issued in connection with consulting services	-	-	-	-	-	-	65	-	65
Shares issued in connection with licensing	-	-	-	-	353,624	2	205	-	207
Conversion of Series C preferred stock for common stock	(180)	-	-	-	1,200,000	7	(7)	-	-
Shares issued in connection with warrant exercises	-	-	-	-	2,500	-	1	-	1
Conversion of Series D preferred stock for common stock	-	-	(50)	-	625,000	4	(4)	-	-
Compensation related to stock options	-	-	-	-	-	-	504	-	504
Net income	-	-	-	-	-	-	-	3,337	3,337
Balance December 31, 2015	1,020	$-	170	$-	27,704,340	$166	$334,548	$(334,451)	$263

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2015
Operating activities:
Net income (loss)	$(6,477)	$3,337
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on debt extinguishment	(5)	-
Non-cash interest expense	1,006	-
Non-cash license expense	-	192
Non-cash gain on settlement of liabilities	(534)	(18)
Share based compensation expense	277	504
Changes in fair market value of liabilities:
Stock reserved for issuance to settle liabilities	2,503	-
Price adjustable warrants	(13)	(7,309)
Changes in assets and liabilities:
Accounts receivable	(495)	500
Prepaid expenses and other current assets	(181)	52
Accounts payable	(563)	94
Accrued restructuring	(12)	-
Accrued and other liabilities	(285)	483
Net cash used in operating activities	(4,779)	(2,165)
Investing activities:
Increase in other assets	-	(45)
Net cash used in investing activities	-	(45)
Financing activities:
Proceeds from sales of preferred shares and warrants, net	5,929	1,095
Payments of notes payable	(250)	-
Proceeds from exercise of warrants	23	1
Insurance financing	(8)	-
Net cash provided by financing activities	5,694	1,096
Net increase (decrease) in cash	915	(1,114)
Cash — beginning of year	909	1,824
Cash — end of year	$1,824	$710
Non-cash financing activities:
Reclassification of fair value liability for price adjustable warrants exercised	$1,917	$-
Issuance of common stock to settle liabilities	$3,517	$207
Fair value of warrants to purchase common stock issued to settle liabilities	$-	$65
Debt conversion to common shares	$1,479	$-
Deemed dividend to Series C convertible preferred stockholders	$6,000	$-
Deemed dividend to Series D convertible preferred stockholders	$-	$690
Par value of common stock issued upon conversion of Series C convertible preferred stock	$-	$7
Par value of common stock issued upon conversion of Series D convertible preferred stock	$-	$4
Supplemental Disclosure
Cash paid for interest	$83	$-

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2015

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

Since 2010, we have strategically acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies in order to establish a novel and differentiated drug discovery platform. This platform allows us to distinguish ourselves from others in the nucleic acid therapeutics area in that we are the only company capable of creating a wide variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA translational inhibition, exon skipping, microRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action. Our goal has been to dramatically improve the lives of the patients and families affected by orphan diseases through either our own efforts or those of our collaborators and licensees.

Agreement to Sell Company Assets

As a result of our financial condition, on February 17, 2016 we announced that our Board of Directors had authorized a process to explore a range of strategic alternatives to enhance stockholder value, and that we have retained an exclusive advisor to assist us in exploring such alternatives.

In connection with that process of exploring strategic alternatives, on March 10, 2016, we entered into a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations in consideration of: (i) the issuance to us by Microlin of 6.7 million shares of Microlin common stock, which shares shall represent approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the issuance of such shares; and (ii) the payment by Microlin to us of $0.75 million in cash (the “Microlin Transaction”). Microlin’s purchase of our assets is expected to close by July 1, 2016 pending the satisfaction or waiver of customary closing conditions, including execution of the definitive asset purchase agreement, subsequent approval of the Microlin Transaction by Marina stockholders and Microlin’s completion of a financing of at least $5 million. It is also contemplated that Microlin will provide a bridge loan in the amount of approximately $0.3 million upon entering into the asset purchase agreement. Following the closing of the transaction with Microlin, substantially all of the assets relating to our historical business will be owned by Microlin, and we will no longer be operating that business. The accompanying consolidated financial statements do not include any adjustments related to the proposed Microlin Transaction.

The sale of assets to Microlin is the first step in creating what we believe is the greatest value opportunity for our stockholders. We believe that our proprietary chemistries and delivery technologies are best suited for development of therapeutic compounds that modulate non-coding RNA. Therefore, we feel that these technologies are synergistic and complementary to Microlin’s microRNA assets and that Microlin is in a strong position to move these assets forward. We believe the second step to creating value for our stockholders is the acquisition of other assets or a reverse merger.

There can be no assurance that we will be successful in consummating the Microlin Transaction.

We will need additional capital in order to execute our strategy of concluding the Microlin Transaction, either acquiring other technology or completing a reverse merger, or if the Microlin Transaction is not consummated, our previous strategy to initiate the registration trial for and to commercialize CEQ508, file Investigational New Drug (“IND”) applications for both DM1 and DMD and bring these two programs to human proof-of-concept.

Recent Licensing Agreements

On February 16, 2016, we entered into an evaluation and option agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. The agreement contains an option provision for the exclusive license of our SMARTICLES platform in a specific gene editing field. This agreement and our platforms under this agreement will be included in the Microlin Transaction.

On March 14, 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success-based milestones. This agreement and our platforms under this agreement will be included in the Microlin Transaction.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2015, we had an accumulated deficit of approximately $334.5 million, $108.8 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to complete the Microlin Transaction and investigate either acquiring other technology or completing a reverse merger. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2014 and 2015, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At December 31, 2015, we had negative working capital of $1.6 million and $0.7 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the upfront license fee received in March 2016 as noted above, will enable us to fund our intended operations through June 2016 and the closing of the Microlin Transaction. Our ability to execute our operating plan beyond June 2016 depends on our ability to obtain additional funding, the closing of the Microlin Transaction, and any subsequent plans to acquire other technology or execute a reverse merger. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments — We consider the fair value of cash, accounts receivable, accounts payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the Black-Scholes option pricing model (“Black-Scholes”), using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2015:

(in thousands)	Balance at December 31, 2014	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$9,225	$-	$-	$9,225
Fair value liability for shares to be issued	75	75	-	-
Total liabilities at fair value	$9,300	$75	$-	$9,225

	Balance at December 31, 2015	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,491	$-	$-	$2,491
Fair value liability for shares to be issued	60	60	-	-
Total liabilities at fair value	$2,551	$60	$-	$2,491

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the years ended December 31, 2014 and 2015:

		Weighted average as of each measurement date
(in thousands, except per share data)	Fair value liability for price adjustable warrants (in thousands)	Exercise Price	Stock Price	Volatility	Contractual life (in years)	Risk free rate
Balance at December 31, 2013	$5,226	$0.28	$0.40	124%	4.08	1.30%
Fair value of price-adjustable warrants issued in connection with Series C Convertible Preferred Shares	5,929	0.75	1.50	123%	7.0	0.55%
Exercise of Warrants	(1,917)	0.36	1.14	133%	3.07	0.77%
Change in fair value included in consolidated statement of operations	(13)	-	-	-	-	-
Balance at December 31, 2014	9,225	0.42	0.95	121%	3.51	0.90%
Fair value of price-adjustable warrants issued in connection with Series D Convertible Preferred Shares	575	0.40	0.44	97%	1.19	0.73%
Change in fair value included in consolidated statement of operations	(7,309)	-	-	-	-	-
Balance at December 31, 2015	$2,491	$0.42	$0.27	99%	1.79	0.46%

Impairment of Long Lived Assets — We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets at least annually at December 31. When necessary, we record charges for impairments. Specifically:

•	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and

•	For indefinite-lived intangible assets, such as acquired in-process R&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Concentration of Credit Risk and Significant Customers — We operate in an industry that is highly regulated, competitive and rapidly changing and involves numerous risks and uncertainties. Significant technological and/or regulatory changes, the emergence of competitive products and other factors could negatively impact our consolidated financial position or results of operations.

We have been dependent on our collaborative and license agreements with a limited number of third parties for a substantial portion of our revenue, and our discovery and development activities may be delayed or reduced if we do not maintain successful collaborative arrangements. We had $0.5 million in licensing revenue in 2014 from MiNA Therapeutics, Ltd. (“MiNA”). We had $0.7 million in licensing revenue in 2015, with 71% from Mirna Therapeutics, Inc. (“Mirna”) and 29% from MiNA.

We maintain our cash in a single bank account. Any amount over the limits insured by the Federal Deposit Insurance Corporation could be at risk in the event of a bank default.

Upon the closing of the Microlin Transaction, we expect to receive as consideration for the sale of substantially all the assets of our historical business operations, such number of shares of the common stock of Microlin as represents approximately 25% of the issued and outstanding shares of Microlin common stock on a fully diluted basis immediately following the consummation of the Microlin Transaction. As a result, our future business performance will be highly dependent upon the financial performance of Microlin and the value of the Microlin shares that we will continue to hold, as the Microlin shares would represent substantially all of our assets at such time.

Reclassifications — Certain amounts have been reclassified in prior period consolidated financial statements to conform to the current year presentation.

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

Stock-based Compensation — We use Black-Scholes for the valuation of stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Black-Scholes requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized immediately for immediately-vested portions of the grant, with the remaining portions recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates have been estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period. Beginning in September 2014, we did not use historical forfeiture rates and did not apply a forfeiture rate as the historical forfeiture rate was not believed to be a reasonable estimate of the probability that the outstanding awards would be exercised in the future. Given the specific terms of the awards and the recipient population, we expect these options will all be exercised in the future.

Non-employee stock compensation expense is recognized immediately for immediately-vested portions of a grant, with the remaining portions recognized on a straight-line basis over the applicable vesting periods. At the end of each financial reporting period prior to vesting, the value of the unvested stock options, as calculated using Black-Scholes, is re-measured using the fair value of our common stock, and the stock-based compensation recognized during the period is adjusted accordingly.

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2014	2015
Stock options outstanding	1,084,106	1,316,106
Warrants	21,212,813	7,037,946
Convertible preferred stock	8,000,000	8,925,000
Total	30,296,919	17,279,052

The following is a reconciliation of basic and diluted net income (loss) per share:

(in thousands, except per share data)	Year Ended December 31,
	2014	2015
Net income (loss) – numerator basic	$(12,477)	$2,647
Change in fair value liability for price adjustable warrants	-	(7,309)
Net loss excluding change in fair value liability for price adjustable warrants	$(12,477)	$(4,662)
Weighted average common shares outstanding – denominator basic	24,635	26,302
Effect of price adjustable warrants	-	6,573
Weighted average dilutive common shares outstanding	24,635	32,875
Net income (loss) per common share – basic	$(0.51)	$0.10
Net loss per common share – diluted	$(0.51)	$(0.14)

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

Recent Accounting Standards – In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which provides guidance on the classification of deferred taxes in a classified balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. This only applies to entities that present a classified balance sheet. The FASB is currently evaluating income tax disclosures as part of the disclosure framework project, therefore, there are no changes to current income tax disclosures as a result of ASU 2015-17 for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt as permitted by ASU 2015-17.

In July 2015, the FASB voted to defer the effective date of ASU 2014-09, “Revenue from Contracts with Customers”, for all entities by one year. ASU 2014-09 provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and first interim period in the year of adoption. Early adoption is permitted and entities choosing to adopt early will apply the new revenue standard to all interim reporting periods within the year of adoption. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 provides that debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs have not changed. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has elected to early adopt as permitted by ASU

58

2015-03.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. This guidance addresses management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

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

We tested the carrying value of our intangible assets for impairment as of December 31, 2014 and 2015, utilizing the income approach. We estimated the fair value of these intangible assets using a discount rate of 22% and 23%, respectively. We probability adjusted our estimation of the expected future cash flows associated with each project and then determined the present value of the expected future cash flows using the discount rate. The projected cash flows from the projects were based on key assumptions, including those outlined above. As no impairment was indicated, no loss was recorded in 2014 or 2015.

Deferred Taxes — Our acquisition of Cequent in 2010 was treated as a tax-free merger. Deferred tax assets acquired were comprised of $7.0 million of federal and state net operating loss carry-forwards and $1.1 million of tax credit carry-forwards. The tax basis for acquired intangible assets of $22.7 million is $0, which results in a deferred tax liability of $8.0 million, as there will be no tax deduction when the book basis is expensed and the deferred tax liability is reduced. After considering the impairment loss in 2011 and the current carrying value of the intangible assets at December 31, 2014 and 2015, we had a deferred tax liability of $2.4 million related to these intangible assets. No material change was recorded in 2014 or 2015. Due to uncertainty as to the timing of the reversal, we determined that the deferred tax liability did not support realization of any deferred tax assets (see Note 9).

Note 3 — Prepaid Expenses and Other Current Assets

The following summarizes the major components of the prepaid expenses and other current assets balance:

	Year Ended December 31,
(in thousands)	2014	2015
Insurance	$117	$114
Other miscellaneous	75	26
	$192	$140

Note 4 — Accrued Expenses

The following summarizes the major components of the accrued expenses balance:

	Year Ended December 31,
(in thousands)	2014	2015
Corporate legal fees	$564	$927
Audit, tax and filing services	189	78
Board fees	45	136
Sublicense fees	125	103
Other miscellaneous	149	52
	$1,072	$1,296

Note 5 —Restructuring Charges

Under a lease termination agreement effective March, 2013 for our Bothell, Washington facility, we agreed to issue 1.5 million shares of our common stock on certain future financing events, recorded as a restructuring charge in 2013. The stock was issued on the closing of our March 2014 financing, resulting in a 2014 charge of $1.1 million based on the change in fair value of the stock reserved to settle the liability. There were no additional restructuring charges in 2014 or 2015.

Note 6 — Notes Payable

Original Issuance and Amendments — In February 2012, we issued $1.5 million of notes payable at 15% interest to two investors. The notes were secured by the assets of our Company. The original maturity date was May 2012, and the notes were callable on condition of default. Price adjustable warrants to purchase 3.7 million common shares at $0.508 were issued and were exercisable through August 2017. Through a series of subsequent amendments, we were required to pay $0.2 million of accrued interest and issued additional price adjustable warrants to purchase 3.2 million shares, and the exercise price of these and the original warrants was adjusted to $0.28. Each warrant had a contractual term of five years after the issue date.

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

In February 2014, the note holders exchanged the notes in the aggregate principal and interest amount of $1.5 million for approximately 2.0 million shares of our common stock. There were no notes payable outstanding as of December 31, 2014 or 2015.

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

In March 2014, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 1,200 shares of Series C Preferred, and price adjustable warrants to purchase up to 6.0 million shares of our common stock at an initial exercise price of $0.75 per share before March 2021, for an aggregate purchase price of $6.0 million. The exercise price of the warrants is subject to reduction in the event of certain dilutive stock issuances at any time while the warrants are outstanding, but not to be reduced below $0.28 per share. Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. The Series C Preferred is initially convertible into an aggregate of 8,000,000 shares of our common stock, subject to certain limitations and adjustments, has no stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series C Preferred and warrants, we first assessed the terms of the warrants and determined that, due to certain anti-dilution provisions, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability of $6.5 million. Since the fair value of the warrants exceeded the total proceeds received of $6.0 million, we recorded a loss of $0.5 million upon issuance, which is included in the change in fair value of price adjustable warrants in the consolidated statements of operations. The discount of $6.0 million on the Series C Preferred, resulting from the allocation of the entire proceeds to the warrant, was accreted as a dividend on the Series C Preferred through the earliest conversion date, which was immediately. The Series C Preferred dividend of $6.0 million was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series C Preferred in determining net loss applicable to common stock holders in the consolidated statements of operations. We incurred $0.07 million of stock issuance costs in conjunction with the Series C Preferred, which were netted against the proceeds.

In August 2015, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 220 shares of Series D Preferred, and warrants to purchase up to 3.44 million shares of our common stock at an initial exercise price of $0.40 per share before August 2021, for an aggregate purchase price of $1.1 million. We incurred $0.01 million of stock issuance costs in conjunction with the Series D Preferred, which were netted against the proceeds. The warrants issued in connection with Series D Preferred contain an anti-dilution (“down round”) provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within two years of the issuance date, but not to be reduced below $0.28 per share. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of our common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

  To account for the issuance of the Series D Preferred and warrants, we first assessed the terms of the warrants and determined that, due to the “down round” provision, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability and a discount of $0.6 million on the Series D Preferred resulting from the allocation of proceeds to the warrants. We then determined the effective conversion price of the Series D Preferred which resulted in a beneficial conversion feature of $0.7 million. The beneficial conversion feature was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series D Preferred in determining net income applicable to common stock holders in the consolidated statements of operations.

In June 2015, an investor converted 90 shares of Series C Preferred into 0.6 million shares of common stock. In November 2015, an investor converted an additional 90 shares of Series C Preferred into 0.6 million shares of common stock. Also in November 2015, an investor converted 50 shares of Series D Preferred into 0.6 million shares of common stock.

In February 2016, an investor converted 110 shares of Series D Preferred into 1.4 million shares of common stock.

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

In January 2014, we issued 0.09 million shares of common stock with a fair value of $0.03 million to the non-executive members of our board of directors for services to be provided during the three months ended March 31, 2014.

In January and April 2014, we issued an aggregate of 0.04 million shares of common stock with a fair value of $0.02 million to consultants for services provided during the six months ended June 30, 2014.

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

In December 2014, we pledged to issue common stock valued at $0.08 million to Novosom, related to our license agreement with MiNA, for the portion due under its sublicensing agreement. Pricing of the common stock was to occur on receipt of the payment from MiNA. As of December 2014, the pledge was issued as a dollar denominated liability and was not influenced by changes in stock price. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at December 31, 2014, and the 0.12 million common shares were subsequently issued in January 2015.

In May 2015, we issued 0.21 million common shares with a value of $0.12 million to Novosom as the equity component owed as a result of an accelerated milestone payment under our December 2011 license agreement with Mirna Therapeutics.

In October 2015, we issued 0.03 million common shares with a value of $0.01 million to Novosom as the equity component owed as a result of an accelerated milestone payment under our license agreement with Mirna Therapeutics.

In November 2015, we pledged to issue common stock valued at $0.06 million to Novosom, related to our license agreement with MiNA, for the portion due under its sublicensing agreement. Pricing of the common stock was to occur on receipt of the payment from MiNA. As of December 2015, the pledge was issued as a dollar denominated liability and was not influenced by changes in stock price. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at December 31, 2015, and the 0.21 million common shares were subsequently issued in February 2016.

Warrants — In March 2014, in conjunction with the issuance of Series C Preferred, we issued price adjustable warrants to purchase up to 6.0 million shares of our common stock at an exercise price of $0.75 per share.

During 2014, we issued 1.32 million shares of common stock upon net share exercises and 0.08 million shares on cash exercises of warrants.

In April 2014, we issued warrants to purchase up to 0.075 million shares of our common stock to a vendor. These warrants have a fixed strike price of $0.89, and expire in April 2024. The fair value of these warrants is immaterial.

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

In August 2015, in conjunction with the issuance of Series D Preferred, we issued price adjustable warrants to purchase up to 3.44 million shares of our common stock at an exercise price of $0.40 per share.

The following summarizes warrant activity during the years ended December 31, 2014 and 2015.

	Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2014	17,017,601	$1.29
Issued	6,191,500	0.75
Exercised or cancelled	(1,996,288)	0.36
Outstanding, December 31, 2014	21,212,813	1.19
Issued	3,539,315	0.41
Exercised or cancelled	(285,345)	53.64
Outstanding, December 31, 2015	24,466,783	$0.47

Expiring in 2016	-
Expiring in 2017	7,235,622
Expiring in 2018	3,399,546
Expiring thereafter	13,831,615

Note 8 — Stock Incentive Plans

At December 31, 2015, options to purchase up to 1.3 million shares of our common stock were outstanding, and 8.2 million shares were reserved for future awards under our stock incentive plans.

Our current stock incentive plans include the 2008 Stock Incentive Plan and the 2014 Long Term Incentive Plan. Under our stock compensation plans, we are authorized to grant options to purchase shares of common stock to our employees, officers and directors and other persons who provide services to us. The options to be granted are designated as either incentive stock options or non-qualified stock options by our board of directors, which also has discretion as to the person to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees, may be granted incentive stock options. Under our 2008 and 2014 stock incentive plans, we are authorized to grant awards of stock options, restricted stock, stock appreciation rights and performance shares. At December 31, 2015, no stock appreciation rights or performance shares have been granted. Standard options granted under the plans generally have terms of ten years from the date of grant and vest over three years.

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2014	2015
Research and development	$48	$42
General and administrative	229	462
Total	$277	$504

Stock Options — Stock option activity in 2014 and 2015 was as follows:

	Year Ended December 31,
	2014		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	284,829	$39.46	1,084,106	$5.52
Issued	1,039,000	1.07	232,000	0.63
Forfeited/expired	(239,723)	18.02	-	-
Outstanding on December 31	1,084,106	$5.52	1,316,106	$4.66
Exercisable as of December 31	179,106	$28.06	750,356	$7.44

The following table summarizes additional information on our stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63 - 0.82	252,000	4.00	$0.65	136,000	$0.66
$1.07 - $2.20	1,021,500	7.49	1.07	571,750	1.07
$47.60 - $87.60	21,000	2.44	67.60	21,000	67.60
$127.60 - $207.60	21,500	2.44	158.30	21,500	158.30
$526.40	106	1.10	526.40	106	526.40
Totals	1,316,106	6.66	$4.66	750,356	$7.44
	Weighted-Average Exercisable Remaining Contractual Life (Years)				5.84

We use Black-Scholes to determine the fair value of our stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables. We meet the criteria, having had significant past structural changes, such that our historical exercise data are not reasonably extrapolated to an expected term. Given the terms of the awards and the population of recipients, we believe that expected term is equal to the contractual term. We estimate volatility of our common stock by using our stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future. We granted 1.0 million and 0.2 million options in 2014 and 2015, respectively.

At December 31, 2015, we had $0.5 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 1.8 years.

At December 31, 2015, the intrinsic value of options outstanding or exercisable was $0, as there were no options outstanding with an exercise price less than the per share closing market price of our common stock at that date. No options were exercised in either 2014 or 2015. The total grant date fair value of options that vested during 2014 and 2015 was $0.12 million and $0.06 million, respectively.

Note 9 — Income Taxes

We have identified our federal and Massachusetts state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2012 and 2015. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2015, we had available net operating loss carry-forwards for federal and state income tax reporting purposes of $312.0 million and $1.4 million, respectively, and had available tax credit carry-forwards for federal and state income tax reporting purposes of $10.6 million and $0.1 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2035 if not otherwise utilized. We have not performed a formal analysis, but our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation could significantly impact our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance are as follows:

	Year Ended December 31,
(In thousands)	2014	2015
Deferred tax assets:
Net operating loss carryforwards	$108,348	$106,312
Tax credit carryforwards	10,696	10,696
Depreciation and amortization	3,709	3,872
Other	185	351
Total deferred tax assets	122,938	121,231
Valuation allowance	(122,938)	(121,231)
Net deferred tax assets	-	-
Deferred tax liabilities:
Intangible assets	(2,345)	(2,345)
Net deferred tax liabilities	$(2,345)	$(2,345)

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $0.36 million and decreased $1.71 million during 2014 and 2015, respectively.

In 2014 and 2015, there was no income tax benefit or recorded expense primarily due to the non-taxable change in fair value liability for price adjustable warrants and the change in valuation allowance.

Note 10 — Intellectual Property and Collaborative Agreements

MiNA – In December 2014, we entered into a license agreement with MiNA regarding the development and commercialization of small activating RNA-based therapeutics utilizing MiNA’s proprietary oligonucleotides and our SMARTICLES nucleic acid delivery technology. MiNA will have full responsibility for the development and commercialization of any products arising under the agreement. We recognized an upfront fee of $0.5 million in 2014, subsequently received in January 2015, and an accelerated payment of $0.2 million in November 2015. We could receive up to an additional $49 million in clinical and commercialization milestone payments, as well as royalties on sales, based on the successful development of MiNA’s potential product candidates.

Arcturus - In August 2013, we and Arcturus entered into a patent assignment and license agreement pursuant to which Arcturus was granted an assignment of select RNA related patents and certain transferable agreements, including agreements with F. Hoffman-La Roche Inc. and F. Hoffman La-Roche Ltd., dated February 2009, and Tekmira, dated November 2012. We received an irrevocable, royalty-free, worldwide, non-exclusive sublicense to use the transferred technologies in the development and commercialization of our products.

Arbutus - In November 2012, we and Arbutus entered into a license agreement pursuant to which Arbutus was granted a worldwide, non-exclusive and selectively sub-licensable license to develop and commercialize products using our Unlocked Nucleobase Analog (“UNA”) technology. This agreement was transferred to Arcturus as part of the patent assignment and license agreement in August 2013.

Mirna — In December 2011, we entered into an agreement with Mirna relating to the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and our SMARTICLES delivery technology. The agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the agreement and that we will support pre-clinical and process development efforts. Under terms of the agreement, we could receive up to $63.0 million in upfront, clinical and commercialization milestone payments, as well as royalties on product sales in the low single digit percentages. Either party may terminate the agreement upon the occurrence of a default by the other party. Mirna has the right to terminate the agreement upon 60 days prior written notice. In December 2013, the agreement was amended to add the right for Mirna to select additional compounds for development. Mirna identified three selected compounds for an upfront payment of $1.0 million. During 2015, we received an aggregate of $0.5 million for an accelerated milestone payment under this agreement. Future additional selections can be identified for an upfront payment of $0.5 million per selection. All other per compound payments remain unchanged, except that no royalties will be owed on sales of the original licensed compound.

Novosom — In July 2010, we entered into an agreement pursuant to which we acquired the intellectual property for Novosom AG’s (“Novosom”) SMARTICLES-based liposomal delivery system. We issued to Novosom 0.14 million shares of our common stock with a value of $3.8 million as consideration for the acquired assets, which was recorded as an R&D expense. As additional consideration, we are obligated to pay an amount equal to 30% of the value of each upfront (or combined) payment received by us in respect of the license or disposition of SMARTICLES technology or related product, up to a maximum of $3.3 million, which will be paid in a combination of cash and/or shares of our common stock, at our discretion. In December 2011, we recognized $0.1 million as R&D expense for additional consideration paid to Novosom for an upfront payment receipt. During 2012, we reserved 0.51 million shares of common stock for future issuance with no cash component as additional consideration as a result of the license agreements that we entered into with Mirna and Monsanto Company. During 2013, as a result of the payment received from Mirna for additional compounds, we opted to record a $0.15 million cash payable and reserve an additional 0.45 million shares for future issuance. All balances due Novosom as of December 2013, both cash and stock, were paid or issued in March 2014. In December 2014, we recorded an upfront license fee from MiNA, and recorded an amount due Novosom of $0.08 million and pledged to issue $0.08 million in common stock. In January 2015, we settled amounts due with cash and 0.12 million shares of common stock. During 2015, in conjunction with the fees received from Mirna, we recorded an amount due Novosom of $0.14 million and settled the amount during 2015 with $0.01 in cash and $0.13 million in common stock. In November 2015, in conjunction with the fees received from MiNA, we recorded an amount due Novosom of $0.06 million and pledged to issue $0.06 million in common stock. In February 2016, we settled amounts due with 0.21 million shares of common stock.

Valeant Pharmaceuticals — In March 2010, we acquired intellectual property related to conformationally restricted nucleotide (“CRN”) technology from Valeant Pharmaceuticals North America (“Valeant”) for a licensing fee recorded as R&D expense. Subject to meeting certain milestones, we may be obligated to make a development milestone payment of $5.0 million and $2.0 million within 180 days of FDA approval of a New Drug Application for our first and second CRN related product, respectively. As of December 31, 2015, we had not satisfied any conditions triggering milestone payments. Valeant is entitled to receive low single-digit percentage based earn-out payments on commercial sales and revenue from sublicensing. The agreement requires us to use commercially reasonable efforts to develop and commercialize at least one covered product and if we have not made earn-out payments of at least $5.0 million prior to March 2016, we are required to pay Valeant an annual amount equal to $0.05 million per assigned patent, which shall be creditable against other payment obligations. We do not expect to achieve the earn-out minimum prior to March 2016. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30 days written notice, or upon 10 days written notice in the event of adverse results from clinical studies. Upon termination, we are obligated to pay all accrued amounts due but shall have no future payment obligations.

University of Helsinki — In June 2008, we entered into a collaboration agreement with Dr. Pirjo Laakkonen and the Biomedicum Helsinki. The agreement terminated in June 2012. After termination, we may still be obligated to make development milestone payments of up to €0.275 million for each product developed. At December 31, 2015, none of the milestone triggers had been met. In addition, upon the first commercial sale of a product, we are required to pay an advance of €0.25 million credit against future royalties. We will owe in low single digit percentage royalty payments on product sales.

Note 11 — Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 12 — Subsequent Events

All material subsequent events have been included within footnotes 1, 7, and 10 of the Consolidated Financial Statements.

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

(b) Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992 Framework). Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is effective as of December 31, 2015.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

General

As of March 30, 2016, the number of members of our Board of Directors is fixed at five (5). The members of our Board of Directors as of such date are as follows:

Name	Age	Position	Director Since
J. Michael French	55	Chief Executive Officer, President and Chairman of the Board of Directors	September 2008
Stefan C. Loren, Ph.D.	52	Lead Independent Director	August 2012
Joseph W. Ramelli	47	Director	August 2012
Philip C. Ranker	56	Director	January 2014
Donald A. Williams	57	Director	September 2014

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

Stefan C. Loren, Ph.D. – Dr. Loren has served as a director of our company since August 2012. Dr. Loren is currently the founder at Loren Capital Strategy LLC, a health care-focused fund management firm. He was previously managing director at Westwicke Partners, a healthcare-focused consulting firm, from 2008 through February 2014. Dr. Loren has over 20 years of experience as a research and investment professional in the healthcare space, including roles at Perceptive Advisors, MTB Investment Advisors, Legg Mason, and Abbott Laboratories. Prior to industry, Dr. Loren served as a researcher at The Scripps Research Institute working with Nobel Laureate K. Barry Sharpless on novel synthetic routes to chiral drugs. His scientific work has been featured in Scientific American, Time, Newsweek and Discover, as well as other periodicals and journals. Dr. Loren has served as a director of GenVec, Inc. since September 2013 and as a director of Cellectar Biosciences, Inc. since June 2015, and within the past five years, he has served on the board of directors of Orchid Cellmark Inc. and Polymedix, Inc. Dr. Loren received a doctorate degree in organic chemistry from the University of California at Berkeley and a bachelor’s degree in chemistry from the University of California San Diego.

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

Donald A. Williams – Mr. Williams has served as a director of our company since September 2014. Mr. Williams is a 35-year veteran of the public accounting industry, retiring in 2014. Mr. Williams spent 18 years as an Ernst & Young (EY) Partner and the last seven years as a partner with Grant Thornton (GT). Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During the last seven years at GT, he served as the national leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both EY and GT on multiple initial public offerings; secondary offerings; private and public debt financings; as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the board of directors and is past president and chairman of the San Diego Venture Group and has served on the board of directors of various charitable organizations in the communities in which he has lived. Beginning in 2015, Mr. Williams has served as a director of Proove Biosciences, Inc. and of Alphatec Holdings, Inc. (and its wholly-owned operating subsidiary, Alphatec Spine, Inc.) Mr. Williams is a graduate of Southern Illinois University with a B.S. degree.

Executive Officers of Our Company

Biographical information concerning J. Michael French, our president and CEO, is set forth above. Biographical information concerning our interim chief financial officer is set forth below.

Daniel E. Geffken – Mr. Geffken, age 59, is a founder and managing director at Danforth Advisors, LLC, where he has served since 2011. He has worked in both the life science and renewable energy industries for the past 20 years. His work has ranged from early start-ups to publicly traded companies with market capitalizations of in excess of $1 billion. Previously, he served as chief operating officer (“COO”) or CFO of four publicly traded and four privately held companies, including Seaside Therapeutics, Inc., where he served as COO from 2009 to 2011. In addition, he has been involved with multiple rare disease-focused companies in areas such as Huntington's disease, amyotrophic lateral sclerosis, fragile X syndrome, hemophilia A and Gaucher disease, including the approval of enzyme replacement therapies for the treatments of Fabry disease and Hunter syndrome. Mr. Geffken has raised more than $700 million in equity and debt securities. Mr. Geffken started his career as a C.P.A. at KPMG and, later, as a principal in a private equity firm. Mr. Geffken received his M.B.A from the Harvard Business School and his B.S. in economics from The Wharton School, University of Pennsylvania.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with NASDAQ. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2015, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. Executive Compensation.

Summary of Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned during 2015 and 2014 by our CEO and our other most highly compensated executive officers as of the end of the 2015 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
J. Michael French,	2015	425,000		—	—	—	—	425,000
President, CEO and Director	2014	288,083	(1)	—	—	774,929	—	1,063,012
Daniel E. Geffken,	2015	—		—	—	—	25,156.35	25,156.35
Interim CFO (2)	2014	—		—	—	—	136,422	136,422

(1)	Although Mr. French’s employment agreement provided for an annual base salary of $340,000 at such times, due to our company’s financial challenges in 2012 and 2013 he worked for a reduced wage during a significant portion of each of those fiscal years. Mr. French agreed to settle outstanding compensation obligations with respect to the 2012 and 2013 fiscal years in the amount of $415,000 in return for the issuance of 1,130,000 shares of common stock. We approved the issuance of these shares to Mr. French, which were valued based on the volume weighted average price of our common stock for the ten trading days ending December 31, 2013 (i.e., $0.33), in January 2014.

(2)	Mr. Geffken was appointed to serve as our interim chief financial officer on May 13, 2014. Mr. Geffken is compensated for his services in this position pursuant to a Consulting Agreement, effective as of January 9, 2014, that we entered into with Danforth Advisors, LLC (“Danforth”). Mr. Geffken is a founder and managing director at Danforth. We paid an aggregate amount of $299,947 to Danforth during the 2014 fiscal year pursuant to the terms of the Consulting Agreement, of which amount Danforth paid $136,422 to Mr. Geffken, with the remainder being paid by Danforth to third-party contractors who performed services under the Consulting Agreement or being utilized for entity expenses. We paid an aggregate amount of $131,670.50 to Danforth during the 2015 fiscal year pursuant to the terms of the Consulting Agreement, of which amount Mr. Geffken’s share was $25,156.35, with the remainder being paid by Danforth to third-party contractors who performed services under the Consulting Agreement or being utilized for entity expenses. Upon the effectiveness of the Consulting Agreement, we issued to Danforth 10-year warrants to purchase up to 100,800 shares of our common stock, which warrants are exercisable at $0.481 per share and vested on a monthly basis over the two-year period beginning on the effective date of the Consulting Agreement.

(3)	Represents the aggregate grant date fair value under FASB ASC Topic 718 of options to purchase shares of our common stock granted during 2014. On September 15, 2014, pursuant to the Amended and Restated Employment Agreement that we entered into with Mr. French, we granted ten-year options to Mr. French to purchase up to 771,000 shares of common stock at an exercise price of $1.07 per share, of which 257,000 options vested on the first anniversary of the grant date, and 514,000 options shall vest in 24 equal monthly installments commencing after the first anniversary of the grant date and shall be vested in full on the third anniversary of the grant date.

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

Under the Original French Agreement, we granted options to Mr. French to purchase up to 31,500 shares of common stock, of which 10,500 options were exercisable at $50.80 per share, 10,500 options were exercisable at $90.80 per share, and 10,500 options were exercisable at $130.80 per share. The options had a term of 10 years beginning on June 23, 2008. Mr. French agreed to cancel these options effective as of December 31, 2014. Under the Restated French Agreement, we granted ten-year options to Mr. French to purchase up to 771,000 shares of common stock at an exercise price of $1.07 per share, of which 257,000 options vested on the first anniversary of the grant date, 257,000 options shall vest monthly in equal installments commencing after the first anniversary of the grant date and shall be vested in full on the second anniversary of the grant date, and 257,000 options shall vest monthly commencing after the second anniversary of the grant date and shall be vested in full on the third anniversary of the grant date.

If Mr. French’s employment under the Restated French Agreement is terminated without cause or he chooses to terminate his employment for good reason, all of Mr. French’s options that are outstanding on the date of termination shall be fully vested and exercisable upon such termination and shall remain exercisable as specified in the applicable option grant agreements. In addition, he will receive (i) base salary, (ii) incentive cash compensation determined on a pro-rated basis as to the year in which the termination occurs, (iii) pay for accrued but unused paid time off, and (iv) reimbursement for expenses through the date of termination, plus an amount equal to 12 months of his specified base salary at the rate in effect on the date of termination.

If Mr. French’s employment under the Restated French Agreement is terminated for cause or he chooses to terminate his employment other than for good reason, vesting of the options shall cease on the date of termination, any then vested options shall terminate and any then unvested options shall remain exercisable as specified in the applicable grant agreements. He will also receive salary, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

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

Daniel E. Geffken Consulting Agreement

We have entered into a Consulting Agreement, effective as of January 9, 2014, with Danforth, pursuant to which we engaged Danforth to serve as an independent consultant for the purpose of providing us with certain strategic and financial advice and support services during the one-year period beginning on January 9, 2014. In January 2015, we extended the term of the Consulting Agreement to January 2016. Mr. Geffken, who was appointed to serve as our interim chief financial officer on May 13, 2014, is a founder and managing director at Danforth. We paid an aggregate amount of $131,670.50 to Danforth during the 2015 fiscal year pursuant to the terms of the Consulting Agreement, of which amount Mr. Geffken’s share was $25,156.35, with the remainder being paid by Danforth to third-party contractors who performed services under the Consulting Agreement or being utilized for entity expenses. We also issued to Danforth, upon the effectiveness of the consulting agreement, 10-year warrants to purchase up to 100,800 shares of our common stock, which warrants are exercisable at $0.481 per share and vested on a monthly basis over the two-year period beginning on the effective date of the consulting agreement. The Consulting Agreement may be terminated by either party thereto: (a) with Cause (as defined below), upon thirty (30) days prior written notice; or (b) without Cause upon sixty (60) days prior written notice. “Cause” shall include: (i) a breach of the terms of the Consulting Agreement which is not cured within thirty (30) days of written notice of such default or (ii) the commission of any act of fraud, embezzlement or deliberate disregard of a rule or policy of our company.

Outstanding Equity Awards at Fiscal Year End

2015 Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2015 fiscal year:

		Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
J. Michael French	(1)	321,250	449,750	(2)	—	$1.07	9/15/24	—	—	—	—

Daniel E. Geffken	(3)	—	—		—	$—	—	—	—	—	—

(1)	As per an agreement between Mr. French and our company, options to purchase up to 88,972 shares of common stock previously granted to Mr. French were cancelled effective as of December 31, 2014.
(2)	One-third of these options vested on September 15, 2015. The remaining options shall vest in 24 equal monthly installments during the two-year period commencing after September 15, 2015.
(3)	Pursuant to the Consulting Agreement, effective as of January 9, 2014, that we entered into with Danforth, an entity controlled by Mr. Geffken, we issued to Danforth, upon the effectiveness of the Consulting Agreement, 10-year warrants to purchase up to 100,800 shares of our common stock, which warrants are exercisable at $0.481 per share and vested on a monthly basis over the two-year period beginning on January 9, 2014.

Option re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2015.

Compensation of Directors

2015 Director Compensation Table

The following Director Compensation table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Stefan C. Loren, Ph.D.	$45,000	—	$40,771	—	$85,771
Joseph W. Ramelli	45,000	—	40,771	—	85,771
Philip C. Ranker	45,000	—	40,771		85,771
Donald A. Williams	45,000	—	40,771		85,771
Total	$180,000	—	$163,084	—	$343,084

(1)

Represents the aggregate grant date fair value under FASB ASC Topic 718 of options to purchase shares of our common stock granted during 2014. On January 6, 2015, we granted to each of our non-employee directors options to purchase up to an aggregate of 38,000 shares of our common stock at an exercise price of $0.635 per share, which options represented the option grant covering service during the 2015 fiscal year.

As of December 31, 2015, Dr. Loren, Mr. Ramelli and Mr. Williams each held options to purchase up to 100,000 shares of our common stock, and Mr. Ranker held options to purchase up to 102,500 shares of our common stock.

J. Michael French, current director, has not been included in the Director Compensation Table because he is a Named Executive Officer and does not receive any additional compensation for services provided as a director.

2015 Director Compensation Program: The compensation program for non-employee directors for the 2015 fiscal year consisted of: (i) an annual grant of 5-year options to purchase up to 38,000 shares of our common stock, which options shall vest 50% immediately and 50% after one year; and (ii) an annual cash payment of $45,000 per year, payable quarterly.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 30, 2016 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 29,284,819 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Marina Biotech, Inc., P.O. Box 1559, Bothell, WA 98041. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
J. Michael French, Director, President and CEO	1,250,611	(1)	4.2%
Stefan Loren, Ph.D., Director	304,335	(2)	1.0%
Joseph W. Ramelli, Director	326,603	(3)	1.1%
Philip C. Ranker, Director	1,022,053	(4)	3.5%
Donald A. Williams, Director	119,000	(5)	*
Daniel E. Geffken, Interim CFO	100,800	(6)	*
All directors and executive officers as a group (6 persons)	3,123,402	(7)	10.3%

*	Beneficial ownership of less than 1.0% is omitted.

(1)	Includes presently exercisable options to purchase 428,328 shares of common stock. Pursuant to a settlement agreement, certain securities beneficially owned by Mr. French are held in constructive trust by Mr. French for the benefit of Mr. French and his former spouse.
(2)	Includes presently exercisable options to purchase 119,000 shares of common stock and presently exercisable warrants to purchase 4,032 shares of common stock.
(3)	Includes presently exercisable options to purchase 119,000 shares of common stock.
(4)	Includes presently exercisable options to purchase 121,500 shares of common stock.
(5)	Consists of presently exercisable options to purchase 119,000 shares of common stock.
(6)	Consists of presently exercisable warrants to purchase up to 100,800 shares of common stock issued to Danforth Advisors, LLC.
(7)	Includes presently exercisable options to purchase 906,828 shares of common stock and presently exercisable warrants to purchase 104,832 shares of common stock.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the 2015 fiscal year with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2004 Stock Incentive Plan (the “2004 Plan”), our 2008 Stock Incentive Plan (the “2008 Plan”) and our 2014 Long-Term Incentive Plan (the “2014 Plan”):

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under Equity
	Issued Upon		Exercise Price	Compensation Plans
	Exercise of		of	(Excluding Securities
	Outstanding Options		Outstanding Options	Reflected in Column(a))
Equity compensation plans approved by security holders	1,316,106	(1)	4.66	8,180,519
Total	1,316,106		4.66	8,180,519

(1)	Consists of: (i) 106 shares of common stock underlying awards made pursuant to the 2004 Plan, (ii) 45,000 shares of common stock underlying awards made pursuant to the 2008 Plan and (iii) 1,271,000 shares of common stock underlying awards made pursuant to the 2014 Plan.

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

Total fees to our independent registered public accounting firms for the years ended December 31, 2015 and 2014 were $0.121 million and $0.124 million, respectively, and were comprised of the amounts set forth below.

Audit Fees. The aggregate fees for professional services rendered in connection with: (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 were $0.1 million for the year ended December 31, 2015 and $0.096 million for the year ended December 31, 2014.

Audit-Related Fees. The aggregate fees for professional services rendered in connection with consents and services provided in connection with statutory and regulatory filings or engagements were $0.021 million for the year ended December 31, 2015 and $0.028 million for the year ended December 31, 2014.

Tax Fees. We did not incur any fees to our independent registered public accounting firm for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2015 and 2014.

All Other Fees. We did not incur any such other fees to our independent registered public accounting firm for the years ended December 31, 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

MARINA BIOTECH, INC.

By:	/s/ J. Michael French
J. Michael French
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

Signature	Title

/s/ J. Michael French	Chairman of the Board, President and Chief Executive Officer
J. Michael French	(Principal Executive Officer and Principal Financial Officer)

/s/ Philip C. Ranker	Director
Philip C. Ranker

/s/ Stefan C. Loren	Director
Stefan C. Loren, Ph.D.

/s/ Joseph W. Ramelli	Director
Joseph W. Ramelli

/s/ Donald A. Williams	Director
Donald A. Williams

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.7	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

4.1	Form of Amended and Restated Common Stock Purchase Warrant originally issued by the Registrant in April 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant issued by the Registrant in June 2009 (filed as Exhibit 10.3 to our

Current Report on Form 8-K dated June 10, 2009, and incorporated herein by reference).

4.3	Form of Common Stock Purchase Warrant issued by the Registrant in December 2009 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated December 22, 2009, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant issued by the Registrant in January 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 13, 2010, and incorporated herein by reference).

4.5	Form of Common Stock Purchase Warrant issued by the Registrant in November 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.6	Form of Warrant Certificate issued by the Registrant in February 2011 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.7	Form of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.8	Form of Series A Warrant (Common Stock Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.13 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-173108) filed with the SEC on May 10, 2011, and incorporated herein by reference).

4.9	Form of 15% Secured Promissory Note issued by the Registrant in February 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant issued by the Registrant to the holders of the 15% Secured Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.11	Form of Common Stock Purchase Warrant issued by the Registrant in March 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

4.12	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our
Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

4.13	Form of Common Stock Purchase Warrant issued by the Registrant in August 7, 2015 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

10.1	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**

10.2	Letter Agreement, dated August 7, 2012, between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).**

10.3	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).**

10.4	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).**

10.5	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).**

10.6	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.7	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration

Statement on Form S-8, File No 333-135724, and incorporated herein by reference).**

10.8	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.9	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).**

10.10	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.11	License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on February 22, 2012, and incorporated herein by reference). (1)

10.12	Note and Warrant Purchase Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.13	First Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated April 30, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.80 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.14	Second Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated May 31, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.15	Third Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 3, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).

10.16	Fourth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated October 4, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.17	Fifth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated February 7, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2013, and incorporated herein by reference).

10.18	Sixth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 9, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).

10.19	Security Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc. and Genesis Capital Management, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.20	Intellectual Property Security Agreement, dated as of February 10, 2012, by the Registrant, Cequent Pharmaceuticals, Inc. and MDRNA Research, Inc. in favor of Genesis Capital Management, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, dated as of March 19, 2012, between and among the Registrant and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.22	Placement Agent Agreement, dated March 19, 2012, between the Registrant and Rodman & Renshaw, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.23	Exclusive License Agreement, effective as of March 13, 2012, by and between the Registrant and ProNAi Therapeutics, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated March 13, 2012, and incorporated herein by reference).(1)

10.24	Term Sheet for Convertible Preferred Stock Financing (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2014, and incorporated herein by reference).

10.25	Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.26	Consulting Agreement, dated as of January 9, 2014, by and between the Registrant and Danforth Advisors, LLC (filed as Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).**

10.27	Amended And Restated Employment Agreement, effective as of September 15, 2014, by and between the Registrant and J. Michael French (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**

10.28	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**

10.29	Amendment No. 2, dated May 14, 2015, to that certain License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2015, and incorporated herein by reference).

10.30	Securities Purchase Agreement, dated as of August 5, 2015, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.(2)

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.(2)

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.(2)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101INS	XBRL Instance Document (3)

101SCH	XBRL Taxonomy Extension Schema Document (3)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

