Form 10-Q
period 2016-03-31
Marina Biotech, Inc.
filed 2016-05-16
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
May 12, 2016	Common stock — $0.006 par value	29,759,503

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
(In thousands, except share and per share data)	2015	2016

ASSETS
Current assets:
Cash	$710	$307
Prepaid expenses and other current assets	140	126
Total current assets	850	433
Intangible assets	6,700	6,700
Other assets	45	45
Total assets	$7,595	$7,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$1,031
Accrued payroll and employee benefits	377	453
Other accrued liabilities	1,296	1,365
Total current liabilities	2,436	2,849
Fair value liability for price adjustable warrants	2,491	423
Fair value of stock to be issued to settle liabilities	60	75
Deferred income tax liabilities	2,345	2,345
Total liabilities	7,332	5,692
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,020 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively (preference in liquidation of $5,100 at March 31, 2016)	-	-
Series D convertible preferred stock, $0.01 par value; 220 shares authorized, 170 and 60 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively (preference in liquidation of $300 at March 31, 2016)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 27,704,340 and 29,284,819 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	166	176
Additional paid-in capital	334,548	334,694
Accumulated deficit	(334,451)	(333,384)
Total stockholders’ equity	263	1,486
Total liabilities and stockholders’ equity	$7,595	$7,178

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2016
License and other revenue	$-	$250
Operating expenses:
Research and development	254	192
General and administrative	1,061	1,059
Total operating expenses	1,315	1,251
Loss from operations	(1,315)	(1,001)
Other income:
Change in fair value liability for price adjustable warrants	1,729	2,068
Total other income	1,729	2,068
Net income applicable to common stockholders	$414	$1,067

Net income (loss) per common share
Basic	$0.02	$0.04
Diluted	(0.04)	(0.05)

Shares used in computing net income (loss) per share
Basic	25,632	28,403
Diluted	32,555	14,653

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands)	2015	2016
Operating activities:
Net income	$414	$1,067
Adjustments to reconcile net income to net cash used in operating activities:
Compensation related to stock options and warrants	180	96
Changes in fair market value of liabilities
Stock reserved for issuance to settle liabilities	-	75
Price adjustable warrants	(1,729)	(2,068)
Cash changes in assets and liabilities
Accounts receivable	500	-
Prepaid expenses and other assets	8	14
Accounts payable	(106)	268
Accrued and other liabilities	71	145
Net cash used in operating activities	(662)	(403)
Financing activities:
Proceeds from exercise of warrants for common stock	1	-
Net cash provided by financing activities	1	-
Net decrease in cash	(661)	(403)
Cash and cash equivalents — January 1	1,824	710
Cash and cash equivalents — March 31	$1,163	$307
Supplemental disclosure of cash flow information and non-cash financing activities:
Fair value of warrants issued to purchase common stock to settle liabilities	$50	$-
Issuance of common stock to settle liabilities	$75	$60
Par value of common stock issued upon conversion of Series D convertible preferred stock	$-	$8

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2016

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

Strategic Direction, Agreement to Purchase Assets, and Agreement to Sell Company Assets

As a result of our financial condition, on February 17, 2016, we announced that our Board of Directors had authorized a process to explore a range of strategic alternatives to enhance stockholder value, and that we have retained an advisor to assist us in exploring such alternatives.

In connection with that process of exploring strategic alternatives, on April 29, 2016, we signed a term sheet with Turing Pharmaceuticals AG (“Turing”), a privately-held biopharmaceutical company focused on developing and commercializing innovative treatments for serious diseases, pursuant to which we would acquire Turing’s intranasal ketamine program for consideration consisting of approximately 53 million shares of our common stock (the “Turing Transaction”). The assets to be acquired from Turing would include all patents and intellectual property rights, clinical development plans, regulatory documents and existing product inventories. As per the term sheet, we would pay to Turing up to $95 million in success-based and sales-based milestones plus a mid-single digit royalty on net sales, if any.

Completion of the proposed Turing Transaction is contingent upon certain conditions, including the completion of customary due diligence considerations, the negotiation, execution and delivery of a definitive purchase agreement, and the satisfaction or waiver of the conditions set forth in the definitive purchase agreement, including, without limitation, the completion by us of a financing transaction yielding proceeds sufficient to initiate and support the Phase 3 efforts for the intranasal ketamine program to be acquired.

There can be no assurance that a definitive purchase agreement will be executed or that a closing of the Turing Transaction will occur. The accompanying consolidated financial statements do not include any adjustments related to the Turing Transaction.

Also in connection with the process of exploring strategic alternatives, on March 10, 2016, we signed a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations. On May 3, 2016, we announced that we had determined to terminate negotiations with Microlin with respect to the proposed transaction.

We will need additional capital in order to execute our strategy of concluding the Turing Transaction, and potentially either acquiring other assets or technology or selling our existing assets or technology, or if the foregoing do not occur, our previous strategy of initiating the registration trial for and commercializing CEQ508, filing Investigational New Drug (“IND”) applications for both DM1 and DMD and bringing these two programs to human proof-of-concept trials.

Recent Licensing Agreements

In February 2016, we entered into an evaluation and option agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. The agreement contains an option provision for the exclusive license of our SMARTICLES platform in a specific gene editing field.

In March 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success-based milestones.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2016, we had an accumulated deficit of approximately $333.4 million, $107.7 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds, complete the Turing Transaction, and investigate either acquiring other technology or selling our existing assets or technology. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At March 31, 2016, we had negative working capital of $2.4 million and $0.3 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the upfront license fee received in March 2016 as noted above, will enable us to fund our intended operations through June 2016. Our ability to execute our operating plan beyond June 2016 depends on our ability to obtain additional funding, the subsequent closing of the Turing Transaction, and any subsequent plans to acquire other technology or sell our existing assets or technology. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Turing Transaction is not consummated and we are unable to either find a viable purchaser for our assets or to obtain sufficient capital to continue our current operations or any other business that we may acquire, we may be forced to file bankruptcy as we will have minimal capital and operating assets to continue the business.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any future period.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include revenue recognition, stock-based compensation, valuation of warrants, valuation and estimated lives of identifiable intangible assets, impairment of long-lived assets, and income taxes. Actual results could differ from those estimates.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants using the Black-Scholes option pricing model (“Black-Scholes”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2016:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,491	$-	$-	$2,491
Fair value liability for shares to be issued	60	60	-	-
Total liabilities at fair value	$2,551	$60	$-	$2,491

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	March 31, 2016	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$423	$-	$-	$423
Fair value liability for shares to be issued	75	75
Total liabilities at fair value	$498	$75	$-	$423

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the three months ended March 31, 2016:

	Fair value	Weighted average as of each measurement date
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2015	$2,491	$0.42	$0.27	99%	1.79	0.46%
Change in fair value included in statement of operations	(2,068)
Balance at March 31, 2016	$423	$0.42	$0.17	123%	1.47	0.21%

Net Income (Loss) per Common Share — Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the effect of common stock equivalents (stock options, unvested restricted stock, warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted net loss per common share since such inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2016
Stock options outstanding	1,316,106	1,548,106
Warrants	1,285,693	7,037,946
Convertible preferred stock	-	7,550,000
Total	2,601,799	16,136,052

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2015	2016
Net income – numerator basic	$414	$1,067
Change in fair value liability for price adjustable warrants	(1,729)	(1,779)
Net loss, excluding change in fair value liability for price adjustable warrants	$(1,315)	$(712)
Weighted average common shares outstanding – denominator basic	25,632	28,403
Effect of price adjustable warrants	6,923	(13,750)
Weighted average dilutive common shares outstanding	32,555	14,653
Net income per common share – basic	$0.02	$0.04
Net loss per common share – diluted	$(0.04)	$(0.05)

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

Note 2 — Stockholders’ Equity

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

In February 2016, we issued 0.21 million shares with a value of $0.06 million to Novosom as the equity component owed under our December 2015 milestone payment from MiNA Therapeutics. In April 2016, we issued 0.47 million shares with a value of $0.075 million to Novosom as the equity component owed under a March 2016 license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology.

Warrants — During the three months ended March 31, 2016, there was no warrant activity. As of March 31, 2016, there were 24,466,783 warrants outstanding, with a weighted average exercise price of $0.47 per share, and annual expirations as follows:

Expiring in 2016	-
Expiring in 2017	7,235,622
Expiring in 2018	3,399,546
Expiring thereafter	13,831,615

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(In thousands)	2015	2016
Research and development	$26	$11
General and administrative	145	85
Total	$171	$96

 Stock Options — Stock option activity was as follows:

	Options Outstanding
	2016
	Shares	Weighted Average Exercise Price
Outstanding, January 1	1,316,106	$4.66
Options Issued	232,000	$0.26
Outstanding, March 31	1,548,106	$4.00
Exercisable, March 31	1,046,606	$5.50

The following table summarizes additional information on our stock options outstanding at March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - 0.82	484,000	4.24	$0.46	368,000	$0.53
$1.07 - $2.20	1,021,500	7.24	1.07	636,000	1.07
$47.60 - $87.60	21,000	2.19	67.60	21,000	67.60
$127.60 - $207.60	21,500	2.19	158.30	21,500	158.30
$526.40	106	0.85	526.40	106	526.40
Totals	1,548,106	6.16	$4.00	1,046,606	$5.50

	Weighted-Average Exercisable Remaining Contractual Life (Years)				5.47

In January 2016, we issued options to purchase up to an aggregate of 0.152 million shares of our common stock to non-employee members of our board of directors at an exercise price of $0.26 per share as the annual grant to such directors for their service on our board of directors during 2016, and we issued options to purchase up to an aggregate of 0.08 million shares of our common stock to the members of our scientific advisory board at an exercise price of $0.26 per share as the annual grant to such persons for their service on our scientific advisory board during 2016.

At March 31, 2016, we had $0.41 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 0.8 years.

At March 31, 2016, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.13, the per share closing market price of our common stock at that date.

Note 4 — Intellectual Property and Collaborative Agreements

In July 2010, we entered into an agreement pursuant to which we acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In February 2016, we issued Novosom 0.21 million shares of common stock valued at $0.06 million for amounts due and included in Fair Value of Stock to be Issued to Settle Liabilities at December 31, 2015.

In March 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million and could receive up to $40 million in success-based milestones. In conjunction with this transaction, we pledged to issue common stock valued at $0.075 million to Novosom. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at March 31, 2016, and the 0.47 million common shares were issued in April 2016.

Note 5 — Commitments and Contingencies

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

All material subsequent events have been included within footnotes 1, 2 and 4 of the Condensed Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding on an immediate basis; (ii) our ability to consummate the acquisition of certain assets from Turing Pharmaceuticals AG, as further described in this report; (iii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iv) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (v) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (vi) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

Strategic Direction, Agreement to Purchase Assets, and Agreement to Sell Company Assets

As a result of our financial condition, on February 17, 2016, we announced that our Board of Directors had authorized a process to explore a range of strategic alternatives to enhance stockholder value, and that we have retained an advisor to assist us in exploring such alternatives.

In connection with that process of exploring strategic alternatives, on April 29, 2016, we signed a term sheet with Turing Pharmaceuticals AG (“Turing”), a privately-held biopharmaceutical company focused on developing and commercializing innovative treatments for serious diseases, pursuant to which we would acquire Turing’s intranasal ketamine program for consideration consisting of approximately 53 million shares of the common stock of the Company (the “Turing Transaction”). The assets to be acquired from Turing would include all patents and intellectual property rights, clinical development plans, regulatory documents and existing product inventories. As per the term sheet, we would pay to Turing up to $95 million in success-based and sales-based milestones plus a mid-single digit royalty on net sales, if any.

Completion of the proposed Turing Transaction is contingent upon certain conditions, including the completion of customary due diligence considerations, the negotiation, execution and delivery of a definitive purchase agreement, and the satisfaction or waiver of the conditions set forth in the definitive purchase agreement, including, without limitation, the completion by us of a financing transaction yielding proceeds sufficient to initiate and support the Phase 3 efforts for the intranasal ketamine program to be acquired.

There can be no assurance that a definitive purchase agreement will be executed or that a closing of the Turing Transaction will occur. The accompanying consolidated financial statements do not include any adjustments related to the Turing Transaction.

Also in connection with the process of exploring strategic alternatives, on March 10, 2016, we signed a term sheet with Microlin Bio, Inc. (“Microlin”) pursuant to which we would sell to Microlin substantially all of the assets of our historical business operations. On May 3, 2016, we announced that we had determined to terminate negotiations with Microlin with respect to the proposed transaction.

We will need additional capital in order to execute our strategy of concluding the Turing Transaction, and potentially either acquiring other assets or technology or selling our existing assets or technology, or if the foregoing do not occur, our previous strategy of initiating the registration trial for and commercializing CEQ508, filing Investigational New Drug (“IND”) applications for both DM1 and DMD and bringing these two programs to human proof-of-concept trials.

Recent Licensing Agreements

In February 2016, we entered into an evaluation and option agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. The agreement contains an option provision for the exclusive license of our SMARTICLES platform in a specific gene editing field.

In March 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million, and could receive up to $40 million in success-based milestones.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2016, we had an accumulated deficit of approximately $333.4 million, $107.7 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds, complete the Turing Transaction, and investigate either acquiring other technology or selling our existing assets or technology. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At March 31, 2016, we had negative working capital of $2.4 million and $0.3 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the upfront license fee received in March 2016 as noted above, will enable us to fund our intended operations through June 2016. Our ability to execute our operating plan beyond June 2016 depends on our ability to obtain additional funding, the subsequent closing of the Turing

Transaction, and any subsequent plans to acquire other technology or sell our existing assets or technology. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

Our operating activities used cash of $0.4 million in the three months ended March 31, 2016, compared to $0.7 million in the three months ended March 31, 2015. In the three months ended March 31, 2016, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $1.9 million, represented stock compensation and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $0.4 million from the deferred payments to vendors and other accrued liabilities. In the three months ended March 31, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $1.6 million, represented stock compensation and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $0.5 million from collecting $0.5 million due under a licensing agreement, with other items largely offsetting each other.

We had no investing activities in the three months ended March 31, 2016 or 2015.

We had no financing activities in the three months ended March 31, 2016, compared to an immaterial amount of proceeds from warrant exercises in the three months ended March 31, 2015.

Consolidated Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 to the three months ended March 31, 2015

Revenue.  We recorded $0.25 million in revenue in the three months ended March 31, 2016, which consisted of an upfront license fee from a license agreement covering certain platforms for the delivery of an undisclosed genome editing technology. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations. There were no revenues in the three months ended March 31, 2015.

Research and Development. R&D expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense decreased $0.06 million from $0.25 million in the three months ended March 31, 2015 to $0.19 million in the three months ended March 31, 2016, due primarily to the elimination of most consulting and clinical studies, offset by the sublicensing fee payable to Novosom from the above mentioned license of an undisclosed genome editing technology.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees (such as accounting and legal), and corporate insurance costs. G&A expense decreased an immaterial amount, and includes the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased 10% from $0.33 million in the three months ended March 31, 2015 to $0.29 million in the three months ended March 31, 2016, due primarily to a decrease in stock compensation expense for Directors, partially offset by higher travel costs.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs increased 4% from $0.73 million in the three months ended March 31, 2015 to $0.77 million in the three months ended March 31, 2016 due to increased legal, accounting and filing fees.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. Stock price decreases resulted in a $1.7 million gain during the three months ended March 31, 2015 compared to a $2.1 million gain during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

In addition to the information set forth at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding “forward-looking statements”, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operations may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. Set forth below are certain risks relating to the proposed Turing Transaction. The risks set forth below replace the risks relating to the proposed sale of assets to Microlin Bio, Inc. that were included under the heading “Risks Relating to the Proposed Microlin Transaction” in Item 1A – Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that we filed with the Securities and Exchange Commission on March 30, 2016.

Risks Relating to the Proposed Turing Transaction

Although we have entered into a term sheet with respect to the Turing Transaction, there can be no assurance that such transaction will be consummated.

As discussed elsewhere in this report, we have signed a term sheet with respect to the Turing Transaction. However, the consummation of the Turing Transaction is subject to a number of conditions that are customary for transactions of such nature, including, without limitation, the completion of customary due diligence considerations, and the negotiation, execution and delivery of a definitive purchase agreement. The definitive agreements that are entered into with respect to the Turing Transaction may contain further conditions and termination rights than are currently set forth in the term sheet. Thus, it is possible that the Turing Transaction will not be consummated, or that it may be consummated on terms and conditions that are materially different than those set forth in the term sheet. If we fail to consummate the Turing Transaction, we may seek to continue our historical business operations, or we may seek to pursue a range of other strategic alternatives to enhance shareholder value, as further described in our press release dated February 17, 2016. Such alternatives could include, without limitation, becoming a possible acquisition target to a strategic company that possesses the necessary resources to invest in and capitalize on the significant potential of our proprietary delivery technologies, novel chemistries and rare disease pipeline. Should we elect to pursue any such strategic alternative, which may not be as favorable to us as the Turing Transaction, there can be no assurance that we will be successful in any such endeavors.

The announcement that we have signed a term sheet with respect to, and the potential pendency of, the Turing Transaction, whether or not consummated, may adversely affect our business.

The announcement that we have signed a term sheet with respect to, and the potential pendency of, the Turing Transaction, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with partners, suppliers and employees. As a result of the pendency of the Turing Transaction, third parties may be unwilling to enter into material agreements with respect to our business. New or existing partners may prefer to enter into agreements with our competitors who have not expressed an intention to transform their business because they may perceive that such relationships are likely to be more stable. If we fail to complete the proposed Turing Transaction, the failure to maintain existing business relationships or enter into new ones is likely to materially and adversely affect our business, results of operations and financial condition. In addition, resources may be diverted from operational matters during the pendency of the Turing Transaction. In the event that the Turing Transaction is not completed, the announcement of the termination of such proposed transaction may also adversely affect the trading price of our common stock, our business or our relationships with third parties.

While the Turing Transaction is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the Turing Transaction is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the Turing Transaction. In addition, while the Turing Transaction is pending, we are subject to a number of risks, including:

•	the diversion of management attention from our day-to-day business;

•	the potential disruption to business partners and other service providers; and

•	the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

We may be exposed to litigation related to the Turing Transaction from the holders of our Common Stock.

Transactions such as the Turing Transaction are often subject to lawsuits by stockholders. It is possible that our stockholders may sue our company or its board of directors as a result of the Turing Transaction.

If the Turing Transaction is not consummated, we may file bankruptcy.

If the Turing Transaction is not consummated and we are unable to either find a viable purchaser for our assets or to obtain sufficient capital to continue our current operations or any other business that we may acquire, we may be forced to file bankruptcy as we will have minimal capital and operating assets to continue the business.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2016: (i) we issued 0.21 million unregistered shares of common stock to Novosom as a result of a milestone payment that we received in December 2015 from MiNA Therapeutics under our December 2014 license agreement with MiNA Therapeutics; and (ii) we issued 1.4 million unregistered shares of common stock to the holders of our Series D Convertible Preferred Stock in connection with the conversion of 110 shares of our Series D Convertible Preferred Stock. Subsequent to the end of the fiscal quarter ended March 31, 2016, we issued 0.47 million unregistered shares of common stock to Novosom as a result of payments that we received under a March 2016 license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, on May 16, 2016.

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

