Form 10-Q
period 2016-06-30
Marina Biotech, Inc.
filed 2016-08-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
August 15, 2016	Common stock — $0.006 par value	29,759,503

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(In thousands, except share and per share data)	2015	2016
ASSETS
Current assets:
Cash	$710	$321
Prepaid expenses and other current assets	140	125
Total current assets	850	446
Intangible assets	6,700	6,700
Other assets	45	-
Total assets	$7,595	$7,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$1,332
Accrued payroll and employee benefits	377	69
Other accrued liabilities	1,296	1,406
Promissory notes	-	300
Total current liabilities	2,436	3,107
Fair value liability for price adjustable warrants	2,491	619
Fair value of stock to be issued to settle liabilities	60	-
Deferred income tax liabilities	2,345	2,345
Total liabilities	7,332	6,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,020 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively (preference in liquidation of $5,100 at June 30, 2016)	-	-
Series D convertible preferred stock, $0.01 par value; 220 shares authorized, 170 and 60 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively (preference in liquidation of $300 at June 30, 2016)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 27,704,340 and 29,759,503 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	166	179
Additional paid-in capital	334,548	334,923
Accumulated deficit	(334,451)	(334,027)
Total stockholders’ equity	263	1,075
Total liabilities and stockholders’ equity	$7,595	$7,146

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2016	2015	2016
License and other revenues	$400	$-	$400	$250
Operating expenses:
Research and development	350	31	604	223
General and administrative	1,072	330	2,133	1,389
Total operating expenses	1,422	361	2,737	1,612
Loss from operations	(1,022)	(361)	(2,337)	(1,362)
Other income (expense):
Change in fair value liability for price adjustable warrants	1,914	(282)	3,643	1,786
Gain on settled liabilities	12	-	12	-
Total other income (expense), net	1,926	(282)	3,655	1,786
Net income (loss) applicable to common stockholders	$904	$(643)	$1,318	$424

Net income (loss) per common share
Basic	$0.03	$(0.02)	$0.05	$0.01
Diluted	$(0.03)	$(0.08)	$(0.08)	$(0.06)

Shares used in computing net income (loss) per share
Basic	26,036	29,624	26,036	29,013
Diluted	30,293	5,853	30,293	19,640

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2015	2016
Operating activities:
Net income	$1,318	$424
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash license expense	120	-
Non-cash gain on settlement of liabilities	(12)	-
Compensation related to stock options and warrants	296	167
Changes in fair market value of liabilities:
Stock reserved for issuance to settle liabilities	-	75
Price adjustable warrants	(3,643)	(1,786)
Cash changes in assets and liabilities:
Accounts receivable	500	-
Prepaid expenses and other assets	64	60
Accounts payable	(173)	569
Accrued and other liabilities	431	(198)
Net cash used in operating activities	(1,099)	(689)
Financing activities:
Proceeds from promissory notes	-	300
Proceeds from exercise of warrants for common stock	1	-
Net cash provided by financing activities	1	300
Net decrease in cash	(1,098)	(389)
Cash — Beginning of period	1,824	710
Cash — End of period	$726	$321
Supplemental disclosure of cash flow information and non-cash financing activities:
Issuance of common stock to settle liabilities	$195	$135
Fair value of warrants issued to purchase common stock to settle liabilities	$65	$-
Par value of common stock issued upon conversion of Series C convertible preferred stock	$4	$-
Par value of common stock issued upon conversion of Series D convertible preferred stock	$-	$8
Fair value of derivative warrant liability reclassified to additional paid-in capital	$-	$86

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2015 and 2016

(Unaudited)

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

We are a biotechnology company that has focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

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

Strategic Direction and Agreement to Acquire Assets

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

We will need additional capital in order to execute our strategy of concluding the Turing Transaction, and potentially either acquiring other assets or technology, or selling our existing assets or technology, or if the foregoing do not occur, our previous strategy of initiating the registration trial for and commercializing CEQ508, filing Investigational New Drug (“IND”) applications for both DM1 and DMD and bringing these two programs to human proof-of-concept trials.

Recent Licensing and IP Developments

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

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages.

We believe that, as a result of the issuance of US patent no. 9,023,793 on May 5, 2015, we became entitled to receive a milestone payment in the amount of $2 million under an Asset Purchase Agreement dated August 25, 2010 between us and Cypress Biosciences (“Cypress”), which was subsequently assigned by Cypress to Kyalin Biosciences, Inc., and further assigned to Retrophin, Inc. (“Retrophin”). We have advised Retrophin of our claim to payment of this milestone. However, Retrophin has denied our claim. Although we intend to vigorously pursue our right to receive the milestone payment, there can be no assurance that we will be successful in our endeavors to receive the payments to which we believe we are entitled.

Note Purchase Agreement

On June 20, 2016, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which we issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $0.3 million (the “Notes”). Interest shall accrue on the unpaid principal balance of the Notes at the rate of 12% per annum beginning on September 20, 2016. The Notes will become due and payable on June 20, 2017, provided, that, upon the closing of a financing transaction that occurs while the Notes are outstanding, each Purchaser shall have the right to either: (i) accelerate the maturity date of the Note held by such Purchaser or (ii) convert the entire outstanding principal balance under the Note held by such Purchaser and accrued interest thereon into our securities that are issued and sold at the closing of such financing transaction.

Further, if we at any time while the Notes are outstanding receive any cash payments in the aggregate amount of not less than $0.25 million, as a result of the licensing, partnering or disposition of any of the technology held by us or any related product or asset, we shall pay to the holders of the Notes, on a pro rata basis, an amount equal to 25% of each payment actually received by us, which payments shall be applied against the outstanding principal balance of the Notes and the accrued and unpaid interest thereon, until such time as the Notes are repaid in full.

In the Purchase Agreement, we agreed: (x) to extend the termination date of all of the warrants to purchase shares of our common stock (such warrants, the “Prior Warrants”) that were delivered to the purchasers pursuant to that certain Note and Warrant Purchase Agreement, dated as of February 10, 2012 between us and the purchasers identified on the signature pages thereto, as it has been amended to date, to February 10, 2020 and (y) to extend the anti-dilution protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants). As the Prior Warrants were already recorded at fair value as a result of price adjustable terms, the impacts of the modification of the terms is included in the change in fair value of price adjustable warrants in the statement of operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2016, we had an accumulated deficit of approximately $334.0 million, $108.3 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds, complete the Turing Transaction, and investigate either acquiring other technology or selling our existing assets or technology. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, the sale of the Notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of the Notes, preferred stock and license-related revenues. At June 30, 2016, we had negative working capital of $2.7 million and $0.3 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the proceeds from the Notes received in June 2016 as noted above, will enable us to fund our intended operations through October 2016. Our ability to execute our operating plan beyond October 2016 depends on our ability to obtain additional funding, the subsequent closing of the Turing Transaction, and any subsequent plans to acquire other technology or sell our existing assets or technology. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any future period.

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

Reclassifications — Certain amounts have been reclassified in prior period condensed consolidated financial statements to conform to the current year presentation.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes option pricing model (“Black-Scholes”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2016:

		Level 1		Level 3
	Balance at	Quoted prices in	Level 2	Significant
	December 31,	active markets for	Significant other	unobservable
(In thousands)	2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,491	$-	$-	$2,491
Fair value liability for shares to be issued	60	60	-	-
Total liabilities at fair value	$2,551	$60	$-	$2,491

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	June 30, 2016	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$619	$-	$-	$619
Total liabilities at fair value	$619	$-	$-	$619

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the six-month period ended June 30, 2016, including the impact of the modifications to the Prior Warrants made in conjunction with the Purchase Agreement:

		Weighted average as of each measurement date
	Fair value
	liability for price				Contractual
	adjustable warrants	Exercise	Stock		life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2015	$2,491	$0.42	$0.27	99%	1.79	0.46%
Fair value of derivative warrant liability reclassified to additional paid-in capital	(86)
Change in fair value included in Statement of Operations	(1,786)
Balance at June 30, 2016	$619	$0.43	$0.19	178%	1.94	0.03%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options outstanding	1,316,106	1,548,106	1,316,106	1,548,106
Warrants	1,323,291	3,416,104	1,323,291	9,416,104
Convertible preferred stock	8,000,000	7,550,000	8,000,000	7,550,000
Total	10,639,397	12,514,210	10,639,397	18,514,210

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2015	2016	2015	2016
Net income (loss) – numerator basic	$904	$(643)	$1,318	$424
Change in fair value liability for price adjustable warrants	(1,914)	197	(3,643)	(1,655)
Net loss excluding change in fair value liability for price adjustable warrants	$(1,010)	$(446)	$(2,325)	$(1,231)
Weighted average common shares outstanding – denominator basic	26,036	29,624	26,036	29,013
Effect of price adjustable warrants	4,257	(23,771)	4,257	(9,373)
Weighted average dilutive common shares outstanding	30,293	5,853	30,293	19,640
Net income (loss) per common share – basic	$0.03	$(0.02)	$0.05	$0.01
Net income (loss) per common share – diluted	$(0.03)	$(0.08)	$(0.08)	$(0.06)

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

Warrants — As noted above, in the Purchase Agreement, we agreed: (x) to extend the termination date of all of the Prior Warrants to February 10, 2020 and (y) to extend the anti-dilution protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants). In conjunction with this modification, the fair value of the derivative warrant liability associated with the 20% of the Prior Warrants that no longer have the anti-dilution protection equal to $0.09 million was reclassified to additional paid-in capital.

As of June 30, 2016, there were 24,466,783 warrants outstanding, with a weighted average exercise price of $0.47 per share, and annual expirations as follows:

Expiring in 2016	-
Expiring in 2017	2,630,545
Expiring in 2018	113,831
Expiring thereafter	21,722,407

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2016	2015	2016
Research and development	$5	$2	$31	$13
General and administrative	112	69	265	154
Total	$117	$71	$296	$167

Stock Options — Stock option activity was as follows:

	Options Outstanding
	2016
	Shares	Weighted Average Exercise Price
Outstanding, January 1	1,316,106	$4.66
Options Issued	232,000	$0.26
Outstanding, June 30	1,548,106	$4.00
Exercisable, June 30	1,110,856	$5.24

The following table summarizes additional information on our stock options outstanding at June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - 0.82	484,000	3.99	$0.46	368,000	$0.53
$1.07 - $2.20	1,021,500	6.99	1.07	700,250	1.07
$47.60 - $87.60	21,000	1.95	67.60	21,000	67.60
$127.60 - $207.60	21,500	1.95	158.30	21,500	158.30
$526.40	106	0.61	526.40	106	526.40
Totals	1,548,106	5.91	$4.00	1,110,856	$5.24
	Weighted-Average Exercisable Remaining Contractual Life (Years)				5.39

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

At June 30, 2016, we had $0.34 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 0.7 years, except as noted below.

At June 30, 2016, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.16, the per share closing market price of our common stock at that date.

Our Chief Executive Officer resigned from our company effective June 10, 2016, ceasing all work for our company at such time. On July 22, 2016, we entered into an agreement with our former CEO, pursuant to which we agreed (x) to pay $0.07 million of back wages at such time as funds become reasonably available, all of which wages have been accrued as of June 30, 2016, and (y) that all remaining unvested options to purchase shares of our common stock would vest immediately, with the exercise period of such options (as well as such options held by our former CEO that had already vested as of June 10, 2016) extended through the earlier of the option’s exercise period or December 31, 2017. We will recognize any compensation expense associated with these unvested 321,250 options, including the modifications thereof, in the quarter ended September 30, 2016, upon the modification.

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

In March 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million and could receive up to $40 million in success-based milestones. In April 2016 we issued Novosom 0.47 million shares of common stock valued at $0.075 million for amounts due under this agreement.

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages.

Note 5 — Commitments and Contingencies

Contingencies — We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

All material subsequent events have been included within footnotes 1, 3 and 4 of the Condensed Consolidated Financial Statements.

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

Business

We are a biotechnology company that has focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

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

Strategic Direction and Agreement to Acquire Assets

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

Recent Licensing and IP Developments

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

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages.

We believe that, as a result of the issuance of US patent no. 9,023,793 on May 5, 2015, we became entitled to receive a milestone payment in the amount of $2 million under an Asset Purchase Agreement dated August 25, 2010 between us and Cypress Biosciences (“Cypress”), which was subsequently assigned by Cypress to Kyalin Biosciences, Inc., and further assigned to Retrophin, Inc. (“Retrophin”). We have advised Retrophin of our claim to payment of this milestone. However, Retrophin has denied our claim. Although we intend to vigorously pursue our right to receive the milestone payment, there can be no assurance that we will be successful in our endeavors to receive the payments to which we believe we are entitled.

Note Purchase Agreement

On June 20, 2016, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which we issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $0.3 million (“Notes”). Interest shall accrue on the unpaid principal balance of the Notes at the rate of 12% per annum beginning on September 20, 2016. The Notes will become due and payable on June 20, 2017, provided, that, upon the closing of a financing transaction that occurs while the Notes are outstanding, each Purchaser shall have the right to either: (i) accelerate the maturity date of the Note held by such Purchaser or (ii) convert the entire outstanding principal balance under the Note held by such Purchaser and accrued interest thereon into our securities that are issued and sold at the closing of such financing transaction.

Further, if we at any time while the Notes are outstanding receive any cash payments in the aggregate amount of not less than $0.25 million, as a result of the licensing, partnering or disposition of any of the technology held by us or any related product or asset, we shall pay to the holders of the Notes, on a pro rata basis, an amount equal to 25% of each payment actually received by us, which payments shall be applied against the outstanding principal balance of the Notes and the accrued and unpaid interest thereon, until such time as the Notes are repaid in full.

In the Purchase Agreement, we agreed: (x) to extend the termination date of all of the warrants to purchase shares of our common stock (such warrants, the “Prior Warrants”) that were delivered to the purchasers pursuant to that certain Note and Warrant Purchase Agreement, dated as of February 10, 2012 between us and the purchasers identified on the signature pages thereto, as it has been amended to date, to February 10, 2020 and (y) to extend the anti-dilution protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants).

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2016, we had an accumulated deficit of approximately $334.0 million, $108.3 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds, complete the Turing Transaction, and investigate either acquiring other technology or selling our existing assets or technology. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, the sale of the Notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of the Notes, preferred stock and license-related revenues. At June 30, 2016, we had negative working capital of $2.7 million and $0.3 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the proceeds from the Notes received in June 2016 as noted above, will enable us to fund our intended operations through October 2016. Our ability to execute our operating plan beyond October 2016 depends on our ability to obtain additional funding, the subsequent closing of the Turing Transaction, and any subsequent plans to acquire other technology or sell our existing assets or technology. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Turing Transaction is not consummated and we are unable to either find a viable purchaser for our assets or to obtain sufficient capital to continue our current operations or any other business that we may acquire, we may be forced to file bankruptcy as we will have minimal capital and operating assets to continue the business.

Cash flows

Our operating activities used cash of $0.7 million in the six months ended June 30, 2016, compared to $1.1 million in the six months ended June 30, 2015. In the six months ended June 30, 2016, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $1.5 million, represented the change in fair value of price adjustable warrants, partially offset by stock compensation charges and stock issued to settle certain liabilities. Changes in operating assets and liabilities provided $0.4 million from the deferred payments to vendors, partially offset by the reduction of certain accrued liabilities. During the six months ended June 30, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $3.2 million, represented stock compensation, gain on settled liabilities and the change in fair value of price adjustable warrants. Changes in operating assets and liabilities provided $0.8 million from collecting $0.5 million due under a licensing agreement, and $0.3 million driven mainly by changes in accounts payable and accrued liabilities associated with costs incurred related to SEC filings in preparation for financing activities.

We had no investing activities in the six months ended June 30, 2016 or 2015.

We received $0.3 million from the Notes during the six months ended June 30, 2016, compared to an immaterial amount of proceeds from warrant exercises in the six months ended June 30, 2015.

Consolidated Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015

Revenue. We recorded no revenue in the three months ended June 30, 2016, and $0.25 million in revenue in the six months ended June 30, 2016, which consisted of an upfront license fee from a license agreement covering certain platforms for the delivery of an undisclosed genome editing technology. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

We recorded $0.4 million in revenue in the six months ended June 30, 2015, which consisted of an accelerated milestone payment from Mirna under our 2011 licensing agreement.

Research and Development. Research & development (“R&D”) expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense decreased $0.32 million from $0.35 million, and decreased $0.38 million from $0.60 million in the three and six months ended June 30, 2015, respectively, to $0.03 million and $0.22 million in the three and six months ended June 30, 2016, respectively, primarily due to the elimination of most consulting and clinical studies, offset partially by a slight increase in the sublicensing fees payable to Novosom from the above mentioned technology license and milestone payment.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs decreased $0.74 million from $1.07 million, and decreased $0.74 million from $2.13 million in the three and six months ended June 30, 2015, respectively, to $0.33 million and $1.39 million in the three and six months ended June 30, 2016, respectively, and includes the following:

•	Personnel-related expenses (compensation, benefits, travel related) decreased from $0.31 million and $0.63 million for the three and six months ended June 30, 2015, respectively, to a negative $0.24 million and a positive $0.05 million in the three and six months ended June 30, 2016, respectively, primarily due to the departure of our Chief Executive Officer during the quarter ended June 30, 2016. We had previously accrued for several periods of bonus payments totaling approximately $0.4 million to our former Chief Executive Officer, which was reversed during the three months ended June 30, 2016. In addition, stock compensation expense for our Directors decreased for both the three month and six month periods ended June 30, 2016.

•	Costs of legal and accounting fees, consulting, corporate insurance and other administrative costs decreased from $0.70 million and $1.53 million for the three and six months ended June 30, 2015, respectively, to $0.57 million and $1.32 million in the three and six months ended June 30, 2016, respectively, primarily due to a decrease in costs related to financing activities.

Interest & other expense. We incurred no interest or other expense in the three and six months ended June 30, 2016. We have determined that the three month interest-free period on the Notes is not material, and thus have chosen not to reduce the carrying value of the notes for any small embedded discount. During the three and six months ended June 30, 2015, we recorded a $0.01 million gain related to credits on vendor payables.

Change in fair value liability for price adjustable warrants. The fair value liability is revalued each balance sheet date utilizing Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. Stock price decreases, offset by the modifications to the expiration dates on the Prior Warrants, resulted in a $0.28 million loss and a $1.79 million gain during the three month and six month periods ended June 30, 2016, respectively. Stock price decreases resulted in a $1.91 million gain and a $3.64 million gain during the three month and six month periods ended June 30, 2015, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, on August 15, 2016.

MARINA BIOTECH, INC.

By:	/s/ Joseph W. Ramelli
Joseph W. Ramelli
Interim Chief Executive Officer
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