Form 10-Q
period 2016-09-30
Marina Biotech, Inc.
filed 2016-11-21
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1559, Bothell, WA	98041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 892-4322

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Date	Class	Shares Outstanding
November 18, 2016	Common stock — $0.006 par value	89,771,379

MARINA BIOTECH, INC. AND SUBSIDIARIES

Items 1, 1A, 2, 3, 4 and 5 of PART II have not been included as they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash	$710	$80
Prepaid expenses and other current assets	140	100
Total current assets	850	180
Intangible assets	6,700	6,700
Other assets	45	-
Total assets	$7,595	$6,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$1,500
Accrued payroll and employee benefits	377	71
Other accrued liabilities	1,296	1,130
Promissory notes	-	307
Total current liabilities	2,436	3,008
Fair value liability for price adjustable warrants	2,491	109
Fair value of stock to be issued to settle liabilities	60	15
Deferred income tax liabilities	2,345	2,345
Total liabilities	7,332	5,477
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,020 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively (preference in liquidation of $5,100 at September 30, 2016)	-	-
Series D convertible preferred stock, $0.01 par value; 220 shares authorized, 170 and 60 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively (preference in liquidation of $300 at September 30, 2016)	-	-
Common stock, $0.006 par value; 180,000,000 shares authorized, 27,704,340 and 29,759,503 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	166	179
Additional paid-in capital	334,548	335,289
Accumulated deficit	(334,451)	(334,065)
Total stockholders’ equity	263	1,403
Total liabilities and stockholders’ equity	$7,595	$6,880

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2016	2015	2016
License and other revenues	$80	$50	$480	$300
Operating expenses:
Research and development	90	17	574	240
General and administrative	1,022	574	3,275	1,963
Total operating expenses	1,112	591	3,849	2,203
Loss from operations	(1,032)	(541)	(3,369)	(1,903)
Other income (expense):
Change in fair value liability for price adjustable warrants	2,485	510	6,128	2,296
Interest expense	-	(7)	-	(7)
Gain on settled liabilities	6	-	18	-
Total other income, net	2,491	503	6,146	2,289
Net income (loss)	1,459	(38)	2,777	386
Deemed dividend related to discount on beneficial Conversion feature in Series D convertible preferred shares	(690)	-	(690)	-
Net income (loss) applicable to common stockholders	$769	$(38)	$2,087	$386

Net income (loss) per common share
Basic	$0.03	$(0.00)	$0.08	$0.01
Diluted	$(0.06)	$(0.05)	$(0.12)	$(0.05)

Shares used in computing net income (loss) per share
Basic	26,462	29,760	26,047	29,264
Diluted	30,939	2,647	33,484	5,752

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2015	2016
Operating activities:
Net income	$2,777	$386
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash license expense	132	90
Non-cash gain on settlement of liabilities	(18)	-
Compensation related to stock options and warrants	412	533
Changes in fair market value of liabilities:
Price adjustable warrants	(6,128)	(2,296)
Cash changes in assets and liabilities:
Accounts receivable	500	-
Prepaid expenses and other assets	82	85
Accounts payable	90	737
Accrued and other liabilities	546	(465)
Net cash used in operating activities	(1,607)	(930)
Financing activities:
Proceeds from promissory notes	-	300
Proceeds from sales of Series D preferred shares and warrants, net	1,095	-
Proceeds from exercise of warrants for common stock	1	-
Net cash provided by financing activities	1,096	300
Net decrease in cash	(511)	(630)
Cash — Beginning of period	1,824	710
Cash — End of period	$1,313	$80
Supplemental disclosure of cash flow information and non-cash financing activities:
Issuance of common stock to settle liabilities	$195	$135
Fair value of warrants issued to purchase common stock to settle liabilities	$65	$-
Deemed dividend to Series D convertible preferred stockholders	$690	$-
Par value of common stock issued upon conversion of Series C convertible preferred stock	$4	$-
Par value of common stock issued upon conversion of Series D convertible preferred stock	$-	$8
Fair value of derivative warrant liability reclassified to additional paid-in capital	$-	$86

See accompanying notes to the condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2015 and 2016

(Unaudited)

Note 1 — Business, Liquidity and Summary of Significant Accounting Policies

Business

Marina Biotech, Inc. (“we”, “Marina, or the “Company”) is a biotechnology company that has focused on the discovery, development and commercialization of nucleic acid-based therapies to treat orphan diseases. Our pipeline includes CEQ508, a product in clinical development for the treatment of Familial Adenomatous Polyposis (“FAP”), for which we have received Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), and preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and Duchenne muscular dystrophy (“DMD”).

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

Merger with IthenaPharma

On November 15, 2016, we entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among our company, IthenaPharma Inc., a Delaware corporation (“Ithena”), Ithena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the Ithena representative (the “Merger Agreement”), pursuant to which Ithena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and Ithena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, the Company issued to the former shareholders of Ithena 58,392,828 shares of the Company’s common stock, representing approximately 65% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. In addition, the Company assumed warrants to purchase 300,000 shares of Ithena common stock, appointed Vuong Trieu, the president of Ithena, as the Chairman of the Board of Directors of the Company and gave the right to appoint one additional member of the Board of Director to the former shareholders of Ithena.

In the Merger, Marina acquired the business and assets of Ithena, which consist primarily of pharmaceutical compounds in various stages of development. In addition, Vuong Trieu, the Chief Executive Officer of Ithena, extended to the Company a $540,000 demand line of credit, of which $15,000 had been drawn at November 18, 2016.

Moreover, we entered into a License Agreement with Autotelic LLC, a stockholder of Ithena, pursuant to which (A) we will license to Autotelic LLC certain patent rights, data and know-how relating to Familial Adenomatous Polyposis and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to us certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers.

Further, we entered into a Master Services Agreement with Autotelic Inc., a stockholder of Ithena, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at our request.

As the former shareholders of Ithena will control greater than 50% of the Company subsequent to the Merger, it is anticipated that Ithena will be considered the acquirer for accounting purposes and that future financial disclosures for the Company will be the historical information of Ithena. Ithena will account for the acquisition of the Company under the purchase accounting method following completion.

We will need additional capital to execute our business, which may involve acquiring other assets or selling existing assets. If we are not successful in raising additional capital, strategic alternatives will be considered, which may include delaying the development of certain compounds, selling (or otherwise losing our rights to) existing technology or ceasing operations.

For further information regarding the Merger Agreement, the Merger, and the other documents and transactions contemplated thereby, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

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

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, we have received $0.05 million per the terms of this license agreement. In conjunction with this transaction, we pledged to issue common stock valued at $0.002 million to Novosom. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at September 30, 2016.

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

As of September 30, 2016, the accrued interest expense on the Notes amounted to $0.007.

In the Purchase Agreement, we agreed: (x) to extend the termination date of all of the warrants to purchase shares of our common stock (such warrants, the “Prior Warrants”) that were delivered to the purchasers pursuant to that certain Note and Warrant Purchase Agreement, dated as of February 10, 2012 between us and the purchasers identified on the signature pages thereto, as it has been amended to date, to February 10, 2020 and (y) to extend the exercise price protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants, ad with such protection not resulting in the issuance of any additional shares of our common stock). As the Prior Warrants were already recorded at fair value as a result of price adjustable terms, the impacts of the modification of the terms is included in the change in fair value of price adjustable warrants in the statement of operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2016, we had an accumulated deficit of approximately $334.1 million, $108.3 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds and investigate strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, the sale of the Notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of the Notes, preferred stock and license-related revenues. At September 30, 2016, we had negative working capital of $2.8 million and $0.1 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the proceeds from the Notes received in June 2016 as noted above, and the $0.54 million line of credit associated with the Merger Agreement, will enable us to fund our intended operations through March 2017. Our ability to execute our operating plan beyond March 2017 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Preparation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any future period.

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

Fair Value of Financial Instruments — We consider the fair value of cash, accounts payable, accrued liabilities and promissory notes to not be materially different from their carrying value. These financial instruments have short-term maturities.

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

Our cash is subject to fair value measurement and value is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes using the Black-Scholes option pricing model (“Black-Scholes”) under various probability weighted scenarios, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2016:

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	December 31, 2015	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$2,491	$-	$-	$2,491
Fair value liability for shares to be issued	60	60	-	-
Total liabilities at fair value	$2,551	$60	$-	$2,491

		Level 1		Level 3
		Quoted prices in	Level 2	Significant
	Balance at	active markets for	Significant other	unobservable
(In thousands)	September 30, 2016	identical assets	observable inputs	inputs
Liabilities:
Fair value liability for price adjustable warrants	$109	$-	$-	$109
Total liabilities at fair value	$109	$-	$-	$109

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the nine-month period ended September 30, 2016, including the impact of the modifications to the Prior Warrants made in conjunction with the Purchase Agreement:

	Fair value
	liability for price	Weighted average as of each measurement date
	adjustable warrants	Exercise	Stock		Contractual life	Risk free
	(in thousands)	Price	Price	Volatility	(in years)	rate

Balance at December 31, 2015	$2,491	$0.42	$0.27	99%	1.79	0.46%
Fair value of derivative warrant liability reclassified to additional paid-in capital	(86)
Change in fair value included in Statement of Operations	(2,296)
Balance at September 30, 2016	$109	$0.43	$0.18	90%	1.73	0.02%

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options outstanding	1,316,106	1,548,106	1,316,106	1,548,106
Warrants	1,236,946	3,416,104	1,236.946	3,416,104
Convertible preferred stock	10,150,000	7,550,000	10,150,000	7,550,000
Total	12,703,052	12,514,210	12,703,052	12,514,210

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2015	2016	2015	2016
Net income (loss) – numerator basic	$769	$(38)	$2,087	$386
Change in fair value liability for price adjustable warrants	(2,485)	(82)	(6,128)	(685)
Net loss excluding change in fair value liability for price adjustable warrants	$(1,716)	$(120)	$(4,041)	$(299)
Weighted average common shares outstanding – denominator basic	26,462	29,760	26,047	29,264
Effect of price adjustable warrants	4,477	(27,113)	7,437	(23,512)
Weighted average dilutive common shares outstanding	30,939	2,647	33,484	5,752
Net income (loss) per common share – basic	$0.03	$(0.00)	$0.08	$0.01
Net income (loss) per common share – diluted	$(0.06)	$(0.05)	$(0.12)	$(0.05)

Impairment of long-lived assets — We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, specifically IPR&D, at least annually at December 31. When necessary, we record charges for impairments. Specifically:

●	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property and equipment, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and

●	For indefinite-lived intangible assets, such as IPR&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

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

In August 2015, we entered into a Securities Purchase Agreement with certain investors pursuant to which we sold 220 shares of Series D Preferred, and warrants to purchase up to 3.44 million shares of our common stock at an initial exercise price of $0.40 per share before August 2021, for an aggregate purchase price of $1.1 million. We incurred $0.01 million of stock issuance costs in conjunction with the Series D Preferred, which were netted against the proceeds. The warrants issued in connection with Series D Preferred contain an exercise price protection provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within two years of the issuance date, but not to be reduced below $0.28 per share. Any such adjustment will not result in the issuance of any additional shares of our common stock. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of our common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series D Preferred and warrants, we first assessed the terms of the warrants and determined that, due to the exercise price protection provision, they should be recorded as derivative liabilities. We determined the fair value of the warrants on the issuance date and recorded a liability and a discount of $0.6 million on the Series D Preferred resulting from the allocation of proceeds to the warrants. We then determined the effective conversion price of the Series D Preferred which resulted in a beneficial conversion feature of $0.7 million. The beneficial conversion feature was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series D Preferred in determining net income applicable to common stock holders in the consolidated statements of operations.

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

Common Stock —Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of our common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights. Our common stock currently trades on the OTCQB tier of the OTC Markets.

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

In July 2016, we pledged to issue common stock valued at $0.015 million to Novosom for the portion due under our July 2010 Asset Purchase Agreement with Novosom, related to our license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. As of September 30, 2016, the pledge was issued as a dollar denominated liability and was not influenced by changes in stock price. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at September 30, 2016. In November 2016, we issued 0.12 million shares with a value of $0.015 million to Novosom as the equity component owed under our July 2016 license agreement

In November 2016, we issued 1,500,000 shares of common stock to Novosom in connection with a letter agreement that we entered into with Novosom on November 15, 2016 relating to that certain Asset Purchase Agreement dated as of July 27, 2010 between and among our company, Novosom and Steffen Panzner, Ph.D.

Warrants —As noted above, in the Purchase Agreement, we agreed: (x) to extend the termination date of all of the Prior Warrants to February 10, 2020 and (y) to extend the exercise price protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants, and with such protection not resulting in the issuance of any additional shares of our common stock). In conjunction with this modification, the fair value of the derivative warrant liability associated with the 20% of the Prior Warrants that no longer have the anti-dilution protection equal to $0.09 million was reclassified to additional paid-in capital.

In connection with the Merger, and pursuant to the terms and conditions of the Merger Agreement, we assumed warrants to purchase up to 300,000 shares of Ithena common stock, which warrants were converted into warrants representing the right to purchase up to 3,153,211 shares of our common stock. The number of shares underlying the assumed warrants and the exercise price thereof was adjusted by the exchange ratio used in the Merger (10.510708), with any fractional shares rounded down to the next lowest number of whole shares.

As of September 30, 2016, there were 24,466,783 warrants outstanding, with a weighted average exercise price of $0.47 per share, and annual expirations as follows:

Expiring in 2016	-
Expiring in 2017	2,630,545
Expiring in 2018	113,831
Expiring thereafter	21,722,407

Note 3 — Stock Incentive Plans

Stock-based Compensation. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2016	2015	2016
Research and development	$5	$2	$36	$15
General and administrative	111	364	376	518
Total	$116	$366	$412	$533

Stock Options — Stock option activity was as follows:

	Options Outstanding
	2016
	Shares	Weighted Average Exercise Price
Outstanding, January 1	1,316,106	$4.66
Options Issued	232,000	$0.26
Outstanding, September 30	1,548,106	$4.00
Exercisable, September 30	1,432,106	$4.31

The following table summarizes additional information on our stock options outstanding at September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - 0.82	484,000	3.73	$0.46	368,000	$0.53
$1.07 - $2.20	1,021,500	1.68	1.07	1,021,500	1.07
$47.60 - $87.60	21,000	1.69	67.60	21,000	67.60
$127.60 - $207.60	21,500	1.69	158.30	21,500	158.30
526.40	106	0.35	526.40	106	526.40
Totals	1,548,106	2.32	$4.00	1,432,106	$4.31
	Weighted-Average Exercisable Remaining Contractual Life (Years)				2.16

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

At September 30, 2016, we had $0.06 million of total unrecognized compensation expense related to unvested stock options. We expect to recognize this cost over a weighted average period of 0.25 years.

At September 30, 2016, the intrinsic value of options outstanding or exercisable was zero as there were no options outstanding with an exercise price less than $0.13, the per share closing market price of our common stock at that date.

Our Chief Executive Officer resigned from our company effective June 10, 2016, ceasing all work for our company at such time. On July 22, 2016, we entered into an agreement with our former CEO, pursuant to which we agreed (x) to pay $0.07 million of back wages at such time as funds become reasonably available, all of which wages have been accrued as of June 30, 2016, and (y) that all remaining unvested options to purchase shares of our common stock would vest immediately, with the exercise period of such options (as well as such options held by our former CEO that had already vested as of June 10, 2016) extended through the earlier of the option’s exercise period or December 31, 2017. We recognized the remaining compensation expense of $0.3 million associated with these unvested 321,250 options, including the incremental cost resulting from modification of such options grant to extend their exercise period, in the quarter ended September 30, 2016, upon the modification.

In connection with and subject to the completion of the Merger, we granted to each of the current members of our Board of Directors options to purchase up to 35,000 shares of our common stock at an exercise price of $0.10 per share. The options will be exercisable for the five-year period beginning on the date of grant.

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

In March 2016, we entered into a license agreement covering certain of our platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, we received an upfront license fee of $0.25 million and could receive up to $40 million in success-based milestones. In April 2016, we issued Novosom 0.47 million shares of common stock valued at $0.075 million for amounts due under this agreement.

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, we have received $0.05 million per the terms of this license agreement. In conjunction with this transaction, we pledged to issue common stock valued at $0.015 million to Novosom. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at September 30, 2016. In November 2016, we issued 0.12 million shares with a value of $0.015 million to Novosom as the equity component owed under our July 2016 license agreement.

Note 5 — Commitments and Contingencies

Contingencies —We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 6 — Subsequent Events

All material subsequent events have been included within footnote 1 of the Condensed Consolidated Financial Statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) the ability of our company to obtain additional and substantial funding in the near term; (ii) our ability to successfully complete the Merger and integrate the business of Ithena; (iii) the ability of our company to attract and/or maintain research, development, commercialization and manufacturing partners; (iv) the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (v) the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals; and (vi) the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources, and the timing of costs and expenses related to our research and development programs. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as may be supplemented or amended from time to time, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

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

Merger with IthenaPharma

On November 15, 2016, we entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among our company, IthenaPharma Inc., a Delaware corporation (“Ithena”), Ithena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the Ithena representative (the “Merger Agreement”), pursuant to which Ithena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and Ithena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, the Company issued to the former shareholders of Ithena 58,392,828 shares of the Company’s common stock, representing approximately 65% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. In addition, the Company assumed warrants to purchase 300,000 shares of Ithena common stock, appointed Vuong Trieu, the president of Ithena, as the Chairman of the Board of Directors of the Company and gave the right to appoint one additional member of the Board of Director to the former shareholders of Ithena.

In the Merger, Marina acquired the business and assets of Ithena, which consist primarily of pharmaceutical compounds in various stages of development. In addition, Vuong Trieu, the Chief Executive Officer of Ithena, extended to the Company a $540,000 demand line of credit, of which $15,000 had been drawn at November 18, 2016.

Moreover, we entered into a License Agreement with Autotelic LLC, a stockholder of Ithena, pursuant to which (A) we will license to Autotelic LLC certain patent rights, data and know-how relating to Familial Adenomatous Polyposis and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to us certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers.

Further, we entered into a Master Services Agreement with Autotelic Inc., a stockholder of Ithena, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at our request.

As the former shareholders of Ithena will control greater than 50% of the Company subsequent to the Merger, it is anticipated that Ithena will be considered the acquirer for accounting purposes and that future financial disclosures for the Company will be the historical information of Ithena. Ithena will account for the acquisition of the Company under the purchase accounting method following completion.

We will need additional capital to execute our business, which may involve acquiring other assets or selling existing assets. If we are not successful in raising additional capital, strategic alternatives will be considered, which may include delaying the development of certain compounds, selling (or otherwise losing our rights to) existing technology or ceasing operations.

For further information regarding the Merger Agreement, the Merger, and the other documents and transactions contemplated thereby, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

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

In July 2016, we entered into a license agreement with an undisclosed licensee that grants such licensee rights to use our technology and intellectual property to develop and commercialize products combining certain molecules with our liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, we have received $0.05 million per the terms of this license agreement. In conjunction with this transaction, we pledged to issue common stock valued at $0.015 million to Novosom. This obligation is included in Fair Value of Stock to be Issued to Settle Liabilities at September 30, 2016. In November 2016, we issued 0.12 million shares with a value of $0.015 million to Novosom as the equity component owed under our July 2016 license agreement.

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

In the Purchase Agreement, we agreed: (x) to extend the termination date of all of the warrants to purchase shares of our common stock (such warrants, the “Prior Warrants”) that were delivered to the purchasers pursuant to that certain Note and Warrant Purchase Agreement, dated as of February 10, 2012 between us and the purchasers identified on the signature pages thereto, as it has been amended to date, to February 10, 2020 and (y) to extend the exercise price protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected by us on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants, ad with such protection not resulting in the issuance of any additional shares of our common stock). As the Prior Warrants were already recorded at fair value as a result of price adjustable terms, the impacts of the modification of the terms is included in the change in fair value of price adjustable warrants in the statement of operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2016, we had an accumulated deficit of approximately $334.1 million, $108.3 million of which has been accumulated since we focused on RNA therapeutics in June 2008. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds and investigate strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, the sale of the Notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of the Notes, preferred stock and license-related revenues. At September 30, 2016, we had negative working capital of $2.8 million and $0.1 million in cash. Our limited operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the proceeds from the Notes received in June 2016 as noted above, and the $0.54 million line of credit associated with the Merger Agreement, will enable us to fund our intended operations through March 2017. Our ability to execute our operating plan beyond March 2017 depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

Our operating activities used cash of $0.9 million in the nine months ended September 30, 2016, compared to $1.6 million in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $1.7 million, represented the change in fair value of price adjustable warrants, partially offset by stock compensation charges. Changes in operating assets and liabilities provided $0.4 million from the deferred payments to vendors, partially offset by the reduction of certain accrued liabilities. During the nine months ended September 30, 2015, cash used in operating activities related primarily to funding our operating loss, adjusted for non-cash items. Adjustments for non-cash items, totaling $5.6 million, represented stock compensation, gain on settled liabilities, license expense and the change in fair value of price adjustable warrants.

Changes in operating assets and liabilities provided $1.2 million from collecting $0.5 million due under a licensing agreement, and $0.7 million driven mainly by changes in accounts payable and accrued liabilities associated with costs incurred related to SEC filings in preparation for financing activities.

We had no investing activities in the nine months ended September 30, 2016 or 2015.

We received $0.3 million from the Notes during the nine months ended September 30, 2016, compared to an immaterial amount of proceeds from warrant exercises in the nine months ended September 30, 2015. Cash provided by financing activities in 2015 are primarily due to the sale of our Series D preferred shares and warrants to purchase common stock.

Consolidated Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015

Revenue. We recorded $0.05 million in revenue in the three months ended September 30, 2016, and $0.3 million in revenue in the nine months ended September 30, 2016, which consisted of upfront license fees from two license agreements covering certain platforms for the delivery of an undisclosed genome editing technology. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will seek R&D collaborations as well as licensing transactions to fund business operations.

We recorded $0.08 million and $0.5 million in revenue in the three and nine months ended September 30, 2015, respectively, which consisted of an accelerated milestone payment from Mirna under our 2011 licensing agreement.

Research and Development. Research & development (“R&D”) expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense decreased $0.088 million from $0.09 million, and $0.35 million from $0.57 million in the three and nine months ended September 30, 2015, respectively, to $0.002 million and $0.22 million in the three and nine months ended September 30, 2016, respectively, primarily due to the elimination of most consulting and clinical studies, offset partially by a slight increase in the sublicensing fees payable to Novosom from the above mentioned technology license and milestone payment.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs decreased $0.45 million from $1.02 million, and decreased $1.31 million from $3.28 million in the three and nine months ended September 30, 2015, respectively, to $0.57 million and $1.96 million in the three and nine months ended September 30, 2016, respectively.

Other income (expense). We incurred no interest or other expense in the three and nine months ended September 30, 2015. We have determined that the three month interest-free period on the Notes is not material, and thus have chosen not to reduce the carrying value of the notes for any small embedded discount. During the three and nine months ended September 30, 2015, we recorded a $0.01 million and $0.02 million gains, respectively, related to credits on vendor payables. We incurred interest expense on the Notes of $0.07 million in the three and nine months ended September 30, 2016.

Change in fair value liability for price adjustable warrants. The fair value liability is revalued each balance sheet date utilizing Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. Stock price decreases, offset by the modifications to the expiration dates on the Prior Warrants, resulted in a $0.51 million and a $2.3 million gains during the three month and nine month periods ended September 30, 2016, respectively. Stock price decreases resulted in a $2.49 million gain and a $6.13 million gain during the three month and six month periods ended September 30, 2015, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, on November 21, 2016.

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

