Form 10-K
period 2016-12-31
Marina Biotech, Inc.
filed 2017-03-31
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17870 Castleton Street, Suite 250
City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(626) 964-5788

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.006 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes[  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.42 million as of June 30, 2016 based upon the closing price of $0.16 per share on the OTCQB tier of the OTC Markets on June 30, 2016.

As of March 23, 2017, there were 97,187,131 shares of the registrant’s $0.006 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s fiscal year ended December 31, 2016, to be filed by the registrant with the Securities and Exchange Commission not later than 120 days from the end of the registrant’s fiscal year ended December 31,2016, in conjunction with the registrant’s annual meeting of stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MARINA BIOTECH, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and regulations promulgated thereunder. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, those discussed in Item 1A of this report under the heading “Risk Factors,” and those discussed in our other filings with the Securities and Exchange Commission, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

●	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;

●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

●	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

●	our ability to attract and retain qualified officers, employees and consultants as necessary; and

●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

PART I

ITEM 1. Business.

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. Our primary therapeutic focus is the disease intersection of hypertension, arthritis, pain, and oncology allowing for innovative combination therapies of the plethora of already approved drugs and the proprietary novel oligotherapeutics of Marina Biotech, Inc. (“Marina”). Our approach is meant to reduce the risk associated with developing a new drug de novo and also accelerate time to market by shortening the clinical development program through leveraging what is already known or can be learned in our proprietary Patient Level Database (PLD).

We currently have three clinical development programs underway: (i) our next generation celecoxib program drug candidates IT-102 and IT-103, each of which is a fixed dose combination (“FDC”) of celecoxib and either lisinopril (IT-102) or olmesartan (IT-103), (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication of Familial Adenomatous Polyposis (a precancerous syndrome) (“FAP”); and (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer (“CRC”).

Our preclinical pipeline also includes potentially the best in class oligotherapeutics for bladder cancer, Inflammatory Bowel Disease (“IBD”), and Duchenne muscular dystrophy (“DMD”). Preclinical proof of concept studies have been completed with respect to bladder cancer and IBD.

Although we intend to retain ownership and control of product candidates by advancing their development, we will also consider partnerships with pharmaceutical or biopharmaceutical companies in order to reduce time to market and to balance the risks associated with drug discovery and development, thereby maximizing our stockholders’ value. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates, which would be a source of non-dilutive capital.

We may engage in licensing activities associated with our delivery platforms (SMARTICLES and tkRNAi). However, since our strategy is to be a late-stage biopharmaceutical company with the goal of a commercial product launch and profitability within the next several years, the development and licensing of these platforms for the therapeutic assets of third parties will not be the primary focus of our company.

Background

As further described below under “Merger with IThenaPharma”, on November 15, 2016, Marina entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation (“IThena” or “IThenaPharma”), IThena Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of IThena (“Merger Sub”), and Vuong Trieu, Ph.D. as the IThena Representative (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly owned subsidiary of Marina (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Marina common stock immediately following the completion of the Merger.

Marina was incorporated under the laws of the State of Delaware under the name Nastech Pharmaceutical Company on September 23, 1983, and IThena was incorporated under the laws of the State of Delaware on September 3, 2014. IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena will be treated as the historical financial statements of our company and will be reflected in our quarterly and annual reports for periods ending after the effective time of the Merger. Accordingly, beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we will report the results of IThena and Marina and their respective subsidiaries on a consolidated basis.

Prior to the Merger, Marina’s pipeline consisted of oligonucleotide-based therapeutics. That pipeline included CEQ508, a product in clinical development for the treatment of FAP, for which Marina received both Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), as well as preclinical programs for the treatment of type 1 myotonic dystrophy (“DM1”) and DMD. The IThena pipeline of celecoxib FDCs is now incorporated into the combined company. We currently plan to develop IT-102/IT-103 – next generation celecoxib – together with CEQ508, as a therapeutic enhancer for therapies against FAP and CRC. We are also developing IT-102/IT-103 for the treatment of combined arthritis / hypertension and the treatment of pain requiring a high dose of celecoxib.

Prior to the completion of the Merger, Marina acquired/in-licensed and further developed nucleic acid chemistry and delivery-related technologies in order to establish a novel and differentiated drug discovery platform. We believe that this platform, which we now control, allows us to distinguish ourselves from others in the nucleic acid therapeutics area in that we are the only company capable of creating a wide variety of therapeutics targeting coding and non-coding RNA via multiple mechanisms of action such as RNA interference (“RNAi”), messenger RNA translational inhibition, exon skipping, microRNA (“miRNA”) replacement, miRNA inhibition, and steric blocking in order to modulate gene expression either up or down depending on the specific mechanism of action.

The breadth of our discovery platform allows us to offer to our partners the most appropriate nucleic acid-based therapeutic approach necessary to effectively modulate targets for a specific disease indication, many of which are considered undruggable by traditional methodologies. Each approach, i.e. siRNA, miRNA or single-strand oligonucleotide, has its advantages and disadvantages, and we can screen across multiple mechanisms of action to identify the most effective therapeutic. Our licensees, namely ProNAi Therapeutics, Inc. (“ProNAi”), Mirna Therapeutics, Inc. (“Mirna”) and MiNA Therapeutics, Ltd. (“MiNA”), are focused on oncology and have clinical programs in recurrent or refractory non-Hodgkin’s lymphoma and unresectable primary liver cancer or solid cancers with liver involvement.

We believe that we possess a unique industry-leading nucleic acid-based drug discovery platform, which is protected by a strong intellectual property (“IP”) position and validated through: (1) licensing agreements for our SMARTICLES delivery technology with Mirna, ProNAi and MiNA for unique nucleic acid payloads – microRNA mimics, DNA interference oligonucleotides and small-activating RNA, respectively; (2) Mirna and ProNAi’s respective clinical experience with SMARTICLES; (3) a licensing agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) for our CRN technology; (4) a licensing agreement with Protiva Biotherapeutics, Inc. (“Arbutus”), a wholly-owned subsidiary of Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), for our Unlocked Nucleobase Analog (“UNA”) technology; (5) licensing agreements with two large international companies (i.e., Novartis and Monsanto company (“Monsanto”)) for certain chemistry and delivery technologies; and (6) the FAP phase 1b/2a clinical trial with our TransKingdom RNA™ interference (“tkRNAi”) platform.

Following the Merger, we have reorganized the acquired Marina platform into a strong pipeline of preclinical and clinical drug candidates, which we believe will unlock their value. An example is the recent validation of the tkRNAi beta-catenin program against FAP following completion of our statistical analysis of our phase I data showing the achievement of statistical significant proof of concept knockdown of beta-catenin without side effects. This tkRNAi platform is now being developed further for IBD and other disease indications, as well as therapeutic microbiome.

Recent Developments

Merger with IThenaPharma

On November 15, 2016, Marina entered into the Merger Agreement with IThenaPharma, Merger Sub and Vuong Trieu, as the IThena representative, pursuant to which, among other things, Merger Sub merged with and into IThenaPharma, with IThenaPharma surviving as a wholly owned subsidiary of Marina.

Pursuant to the Merger Agreement, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of IThenaPharma’s common stock, other than shares to be cancelled pursuant to the Merger Agreement, was converted into the right to receive 10.510708 shares of Marina common stock (the “Exchange Ratio”). IThenaPharma shareholders were not entitled to receive fractional shares in the Merger. Instead, a holder of IThenaPharma’s common stock that would otherwise have been entitled to receive a fractional share of Marina common stock in the Merger received one full additional share of Marina common stock.

In addition, in connection with the Merger, each outstanding IThenaPharma warrant was assumed by Marina and converted into a warrant representing the right to purchase shares of Marina common stock, with the number of shares underlying such warrant and the exercise price thereof being adjusted by the Exchange Ratio, with any fractional shares rounded down to the next lowest number of whole shares.

As a result of the Merger, the former holders of IThenaPharma common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Marina common stock immediately following the completion of the Merger.

Autotelic LLC License Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a License Agreement with Autotelic LLC, a stockholder of IThenaPharma that became the holder of 23,123,558 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu, the Chairman of our Board of Directors (the “Board) serves as Chief Executive Officer, pursuant to which (A) Marina licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy for pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc.TDM Device. Marina also granted a right of first refusal to Autotelic LLC with respect to any license by Marina of the rights licensed by or to Marina under the License Agreement in any cancer indication outside of gastrointestinal cancers.

The License Agreement shall immediately terminate, all rights granted by a licensor under the License Agreement shall immediately revert forthwith to the applicable licensor, all benefits which have accrued under the License Agreement shall automatically be transferred to the applicable licensor, and all rights, title and interest in the licensed intellectual property shall immediately revert back to the applicable licensor if: (i) the applicable licensee makes a general assignment for the benefit of its creditors prior to the two (2) year anniversary of the date of the License Agreement; (ii) the applicable licensee applies for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of its intellectual property prior to the two (2) year anniversary of the date of the License Agreement; (iii) prior to the two (2) year anniversary of the date of the License Agreement, and without the consent of the applicable licensor, the applicable licensee effects a Change of Control Transaction (as defined in the License Agreement); (iv) the applicable licensee ceases operations; or (v) the applicable licensee fails to take any material steps, as reasonably determined by the applicable licensor, to develop the licensed intellectual property prior to the one (1) year anniversary of the date of the License Agreement (each of the foregoing items (i) through (v), a “Termination Event”). Upon the occurrence of any Termination Event, the applicable licensee shall immediately discontinue all use of the licensed intellectual property.

Master Services Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a Master Services Agreement with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 5,255,354 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request (the “Master Services Agreement”). The Master Services Agreement has a term of ten years, though either party can terminate it by giving to the other party ninety (90) days’ prior written notice of such termination (provided that the final day of the term shall be on the last day of the calendar month in which the noticed termination date falls). The resources available to us through Autotelic Inc. include, without limitation, regulatory, clinical, preclinical, manufacturing, formulation, legal, accounting and information technology (“IT”).

As partial consideration for the services to be performed by Autotelic Inc. under the Master Services Agreement, during the period prior to the date on which we have completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million, we shall issue to Autotelic Inc. warrants to purchase shares of our common stock (the “MSA Warrants”), with the number of shares of common stock for which such MSA Warrants are exercisable, and the exercise price for such MSA Warrants, being based on the closing price of our common stock; provided, that in no event shall such price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any warrants that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period beginning on November 15, 2016 and ending on the date of the issuance of the MSA Warrants.

Line Letter

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. Dr. Trieu shall have the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $250,000 under the Line Letter. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued to Dr. Trieu, and shall be due and payable upon demand by Dr. Trieu.

Dr. Trieu shall have the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $0.10 (such price, the “Conversion Price”, and the number of shares of common stock to be issued pursuant to the foregoing formula, the “Conversion Shares”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice.

We look for continued support beyond the current Line Letter from Dr. Trieu, who has expressed strong interest in the success of our programs and is working diligently to help move our assets through regulatory/clinical development into sales/marketing.

Appointment/Resignation of Directors; Appointment of Officers

Pursuant to the Merger Agreement, and in connection with the Merger, Dr. Trieu was appointed to the Board, to serve until our 2017 annual meeting of stockholders or until his earlier death, resignation or removal. In connection with his appointment as a member of the Board, Dr. Trieu was also appointed to serve as Chairman of the Board.

On December 8, 2016, the Board elected Philippe P. Calais, Ph.D. Pharm. as a member of the Board to fill the vacancy created by the resignation of Joseph W. Ramelli as a director, such election to be effective January 1, 2017.

On December 8, 2016, the Board appointed Mr. Ramelli, who had served as our interim Chief Executive Officer, to serve as our Chief Executive Officer, effective immediately. At the same time, Mr. Ramelli resigned as a member of the Board effective immediately.

On February 10, 2017, the Board approved the appointment of Larn Hwang, Ph.D. to serve as our Chief Scientific Officer, and Mihir Munsif to serve as our Chief Operating Officer, in each case, effective February 13, 2017. Dr. Hwang will lead the further development of Marina’s therapeutic pipeline and Mr. Munsif will lead the manufacturing of our drug products on commercial scale.

On February 21, 2017, we appointed Seymour Fein MD as our Chief Medical Officer. Having taken more than twenty drugs from development on through FDA approval, Dr. Fein is in a unique position to lead the regulatory and clinical development of our pipeline.

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc. (“LipoMedics”) pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. This represents the first time that our SMARTICLES technologies have been licensed in connection with nanoparticles delivering small molecules, peptides, proteins and biologics. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $0.29 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period; provided, that if LipoMedics advises us in writing within such sixty (60) day period that such breach cannot reasonably be cured within such period, and if in our reasonable judgment, LipoMedics is diligently seeking to cure such breach during such period, then such period shall be extended an additional sixty (60) days for an aggregate of 120 days after written notice of termination, and if LipoMedics fails to cure such material breach by the end of such 120-day period, the License Agreement shall terminate in its entirety. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Vuong Trieu, Ph.D., the Chairman of our Board of Directors, is the Chairman of the Board and Chief Operating Officer of LipoMedics. Lipomedics is a leader in nanomedicine in the field of oncology and its pipeline includes phospholipid paclitaxel nanoparticles and others. These products are potentially billion dollar products and we are looking forward to continued interaction with Lipomedics to accelerate its development program and expand the SMARTICLES delivery platform.

Issuance of Shares to Service Providers

In February 2017, we entered into two privately negotiated transactions pursuant to which we committed to issue an aggregate of 6,153,684 shares of our common stock for an effective price per share of $0.29 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016. In addition, in February 2017, we issued 0.3 million shares of our common stock to a consultant providing investment advisory services.

Issuance of Shares to Novosom

On November 15, 2016, Marina agreed to issue to Novosom Verwaltungs GmbH (“Novosom”) 1.5 million shares of common stock upon the closing of the Merger in consideration of Novosom’s agreement that the consummation of the Merger would not constitute a “Liquidity Event” under that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D., and thus that no additional consideration under such agreement would be due to Novosom as a result of the consummation of the Merger.

Liquidity

We have sustained recurring losses and negative cash flows from operations. At December 31, 2016, we had an accumulated deficit of approximately $2 million, negative working capital of approximately $2.7 million, and $105,347 in cash. We have been funded through a combination of licensing payments and debt and equity offerings.

We believe that our current cash resources, including the remaining balance available to us under the Line Letter, will enable us to fund our intended operations through the 3rd or 4th quarter of 2017. Our ability to execute our operating plan beyond such date depends on our ability to obtain additional funding.

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

Our Strategy

Our mission is to improve the lives of patients and assist their caretakers by delivering novel therapies that improve outcomes while reducing the undesirable side effects of many current therapies. We intend to pursue this initially through the development, approval, launch and marketing of IT-102 and IT-103. We believe we have assembled a strong team with in-depth domain knowledge in drug development and commercialization. The key elements to our long-term business strategy are described below:

1)	IT-102 and IT-103 as our next generation celecoxib for management of arthritis pain. IT-102 targets a population requiring angiotensin converting enzyme (“ACE”) inhibitors such as lisinopril and IT-103 targets a population requiring olmesartan. The initial approval based on pivotal bioequivalence (“BE”) trial and a small phase III trial will be for combined arthritis pain and hypertension for patients already taking both drugs. Exploiting the suppression of celecoxib induced edema, we anticipate that these FDCs can eventually replace all of celecoxib prescriptions with or without hypertension once our phase III trial is completed with positive demonstration of edema suppression. This trial will be conducted post approval for label change and will target the highest edema risk patients- the elderly patients whose pill burden is greater than five per day. The inherent lower risk of gastrointestinal (“GI”) bleeding with celecoxib makes it likely that IT-102 and IT-103 can also capture market shares of other pain medications such as ibuprofen and indomethacin.

2)	M101 as beta-catenin short-hairpin RNA (“shRNA”) combination against FAP. This is a combination of IT-102 and CEQ508 (tkRNAi beta-catenin shRNA). Celecoxib was originally approved for FAP, however, it was removed from the market due to fear of cardiovascular risks during the VIOXX withdrawal. But with the PRECISION trial showing that celecoxib is as safe as ibuprofen and naproxen, we anticipate more acceptance of celecoxib. Furthermore, having lisinopril on board to control edema and hypertension, we anticipate that high doses of celecoxib would be safe and effective against FAP. Additionally, the systemic suppression of COX-2 directly and beta-catenin indirectly with celecoxib will be augmented by targeted and local suppression of beta-catenin by beta-catenin shRNA (CEQ508). Together we anticipate a synergistic, safe and effective suppression of polyps in FAP. Since we have completed the phase I proof of concept study for CEQ508, we will move forward to registration phase III trial once we have FDA acceptance of Special Protocol Assessment (“SPA”).

3)	M102 as beta-catenin shRNA combination against CRC. This is a combination of IT-103 and CEQ508 (tkRNAi beta-catenin shRNA). Olmesartan has been shown to improve overall survival (“OS”) among various cancer types, the combination of systemic suppression of ARB/COX-2/Catenin by IT-103 augmented by targeted and local suppression of beta-catenin by CEQ508 is expected to significantly improve the outcome for CRC patients. Additionally, the potential of using CEQ508 to manipulate the microbiome such that it is therapeutic will be investigated. We have termed this “therapeutic microbiome”.

4)	M300 series as IL-6Ra/ Claudin-2/ MIP3a as specific tkRNA/shRNAs against IBD. We evaluated live attenuated bacterial delivery of shRNAs against selected IBD gene targets to achieve specificity, efficacy, and safety. The in vitro efficacy was assessed by an invasion assay using the CMT-93 mouse colon epithelial cells (or RAW264.7 macrophages for TNF-a) and qRT-PCR measurement of mRNA reduction vs. b-actin control. Three gene targets (IL-6Ra, Claudin-2, and MIP3a) and two tkRNAi delivery strains were tested in vivo using an oxazolone or dextran sulfate sodium (DSS) acute murine colitis model. Oral delivery of IL-6Ra tkRNAi strains (CEQ608 and CEQ609) led to a significant reduction in colon length and abolished IL-6Rα message in proximal ileum in DSS exposed groups. Claudin-2 strains (CEQ621 and CEQ626) caused a significant reduction in Claudin-2 mRNA expression and protein levels in the colon as well as attenuation of the disease phenotype and enhanced survival. Treatment with MIP3a therapeutic strains CEQ631 and CEQ632 also resulted in a significant reduction in sum pathology scores and reduction in MIP3a mRNA expression. These findings suggest that tkRNAi-mediated gene silencing of pro-inflammatory targets represents a potential therapeutic development avenue for IBD therapy.

5)	M400 series as surviving/PLK1 as specific DiLA2 (Di-Alkylated Amino Acid)/siRNA against bladder cancer. This program was originally licensed to Debiopharm. A range of RNAi triggers against the cancer-related genes polo-like kinase 1 (PLK1) and survivin were able to knockdown efficacies with IC50 values in the 10 to 30 pM range in cell based assays. This triggered widespread apoptosis and, in the case of PLK1, a strong reduction in cell viability. The selected siRNAs were formulated into positively charged multilamellar liposomes of around 100nm. Due to the negatively charged proteoglycan-rich urothelium, a formulation with a lipid containing a guanidinium group was deemed particularly promising in being able to penetrate the 6-7 cell-layered urothelium. Accordingly, these formulations, when instilled into the bladder, were able to very efficiently suppress the growth of nonmuscle invasive bladder cancers in mouse models of the disease. Highly efficient in vivo knockdowns were found, 90-95% with 1mg/kg dose level.

Product Candidates

We currently have two late stage arthritis pain/hypertension drug candidates, IT-102 and IT-103. IT-102 will commence a BE registration trial for combined arthritis pain/hypertension where ACE is required in the second half of 2017, and ongoing manufacturing of exhibit batches and clinical trial batches as part of the CMC package for the New Drug Application (“NDA”), which is expected in the first half of 2018. Sales and marketing build out to begin during 2018, for a potential launch of the product in the first half of 2019. IT-103 will commence a BE registration trial for combined arthritis pain/hypertension where Angiotensin II receptor blockers (“ARB”) is required in the first half of 2018. The oncology programs targeting beta-catenin against FAP and CRC will progress along their developmental timeline following a meeting with the FDA to obtain concurrence on trial design and endpoints during 2017. Additionally we have programs for IBD and bladder cancer with completed animal proof of concept. These programs will be developed as resources allow. In subsequent sections we will discuss in detail our three leading programs (IT-102, IT-103, and M101).

The potential annual market size of IT-102 and IT-103 was projected to be $170M and $250M, respectively. With the FAP potential market size of $400M, we are projecting the total addressable market for our lead clinical candidates to be ~$820M annually .

IT-102/IT-103

IT-102 is a fixed-dose combination formulation of celecoxib, a cyclooxygenase (COX) - 2 selective inhibitor, and lisinopril, an ACE inhibitor, indicated in patients for whom treatment with both celecoxib and lisinopril is appropriate. IT-103 is the same as IT-102, except lisinopril was replaced by olmesartan- an Angiotensin II receptor blockers (“ARB”). IT-103 is for patients for whom treatment with both celecoxib and olmesartan is appropriate. These FDCs will allow rapid access to market through a short clinical program. The initial approval based on pivotal BE trial and a small phase III trial will be for combined arthritis pain and hypertension for patients already taking both drugs. Exploiting the suppression of celecoxib induced edema, we anticipate that they can eventually replace all of celecoxib prescriptions with or without hypertension once our phase III trial is completed with positive demonstration of edema suppression. This trial will be conducted post approval for label change and will target the highest edema risk patients- the elderly patients whose pill burden is greater than five per day. The inherent lower risk of GI bleeding with celecoxib can push IT-102 and IT-103 to also capture market shares of other pain medications such as ibuprofen and indomethacin.

The rationale for IT-102/IT-103 drug development is based on the coexistence of arthritis pain and hypertension in populations, as well as association of hypertension and edema with celecoxib treatment. Additionally, the preference for and improved compliance with a single tablet makes the proposed FDC formulation a very useful drug for treatment of two common conditions of increasing frequency in the aging population.

Arthritis/Hypertension

Arthritis and hypertension often coexist due to common risk factors. Firstly, both conditions are age related. The risk of developing osteoarthritis (“OA”) increases from the age of 40 onwards, with 25% of the population over the age of 45 presenting with clinical symptoms (Hunter et al, 2006). It has been reported that approximately 50% of patients with OA suffer from hypertension. Data from the 2009 Behavioral Risk Factor Surveillance System indicated that the top 2 most prevalent conditions in those over 70 years of age were hypertension (60.7%) and arthritis (55%) (Hunter et al, 2011). The prevalence of hypertension in rheumatoid arthritis (“RA”) in most large studies lies between 52% and 73%, with the age ranging from 51 to 66 years (Fernandes et al, 2015).

Hypertension is one of the most important modifiable risk factors for the development of cardiovascular disease in the general population (Yusuf et al, 2004). It affects about 1 billion individuals worldwide (Kearney et al, 2005) and about 30% of the adult population in the United States (Nwankwo et al, 2013). Despite its high prevalence and the impact of its complications, control of hypertension is far from adequate both in the general population (Chobanian et al, 2003; Oliveria et al, 2002; Primatesta et al, 2006; Luepker et al, 2006) and in arthritis patients (Panoulas et al, 2007). The poor control rates in the general population, where only a third of the people with hypertension have their blood pressure under control (Wang et al, 2005), is attributed to poor access to health care and medications, as well as a lack of adherence to long-term therapy for a usually asymptomatic condition. In the general population, anti-hypertensive therapy has been associated with a reduction of 40% in strokes, 20% in myocardial infarction and >50% in heart failure (Neal et al, 2000), which emphasizes the importance of optimal blood pressure control in any population, including arthritis patients.

Effective simultaneous control of arthritis and hypertension is greatly facilitated by FDC, as most hypertension patients require multiple medications for effective management. However, adherence to concomitant hypertension therapy decreases as the number of medications increases. As the pill burden increases from 1 to ≥10, patient adherence rapidly decreases from 58.8% to 24.5%, respectively (Resnic et al., 2006). A single FDC tablet results in 20% higher patient adherence than observed with a 2-tablet combination therapy (Dezii et al, 2009). In addition, coupling the treatment for asymptomatic hypertension with painful arthritis will not only improve compliance to the long-term therapy of hypertension, but also reduce the renal adverse events associated with NSAIDs/celecoxib treatment. So far, there is no such FDC available in the US. Therefore, there is an urgent need for a celecoxib/anti-hypertensive FDC such as IT-102.

Celecoxib side effects

Hypertension and other cardiovascular risks are associated with celecoxib treatment. Clinical trials and observational studies have shown that nonselective and COX-2 selective NSAIDs are associated with increased cardiovascular risks and events (Cheng et al, 2002; Boers et al, 2001; Mukherjee et al, 2001; Solomon et al, 2005). That is why cardiovascular thrombotic events, hypertension, congestive heart failure and edema are listed in the warnings and precautions of the CELEBREXÒ package insert (CELEBREX® Package Insert, 2016). Two randomized, placebo-controlled trials, Adenoma Prevention with Celecoxib (APC) trial and Prevention of Spontaneous Adenomatous Polyps (PreSAP) trial, showed a nearly 2-fold-increased cardiovascular risk in celecoxib treatment groups compared with the control group. Both dose groups in APC trial, celecoxib at 200 or 400mg twice daily, showed significant systolic blood pressure (SBP) elevations at 1 and 3 years from 2 to 5.2 mmHg; however, no significant elevation of SBP was observed in the 400 mg once daily group in the PreSAP trial (Solomon et al, 2006). This trend for a dose-related increase in cardiovascular events and blood pressure raises the possibility that lower doses or other dose intervals may be associated with less cardiovascular risk.

Celecoxib has been intensively evaluated on its blood pressure effects. A post hoc analysis on the renal safety of celecoxib with data from more than 50 clinical studies involving more than 13,000 subjects showed that celecoxib had no clinically detectable effect on blood pressure (Whelton 2000). In the Celecoxib Long-term Arthritis Safety Study (CLASS) with more than 8000 OA and RA patients, there were 2.7% of patients in the celecoxib group (400 mg, b.i.d, N=3987) that showed either new-onset or aggravated hypertension (Whelton 2006). A meta-analysis on the adverse events of celecoxib in OA and RA patients, which included data from 39,605 randomized patients in 31 trials, showed that the proportion of any patient having hypertension or aggregated hypertension was only 1-2% with celecoxib and there was no significant difference between celecoxib and placebo group (Moore 2005).

The large meta-analysis of 31 randomized controlled trials in patients with OA or RA found that celecoxib was associated with a significantly higher incidence of edema (at any site) than placebo (2.6% vs 1.4%: RR 1.9, 95% CI 1.4, 2.7) (Moore et al, 2005). Similarly, a pooled analysis of renal adverse event data from seven 12-week North American trials involving 9,666 patients with OA or RA found that the overall incidence of renal adverse events with celecoxib (4.3%) was greater than that with placebo (2.5%; p<0.05) and was not significantly different from that with NSAIDs (4.1%) (Whelton et al, 2000). The most common renal adverse events with celecoxib were peripheral edema (2.1%), hypertension (0.8%) and aggravated hypertension (0.6%) (Whelton et al, 2000).

Proprietary Patient Level Data Analyses

We have also compared the edema in patient populations receiving celecoxib alone and celecoxib in combination with a variety of antihypertensives. To support this study a proprietary database was created which contains: 1) Claims data from Symphony pertaining to anti-hypertensives, Statins, COX-2 inhibitors, and non-steroidal anti-inflammatory drugs (“NSAIDS”). The data span the most recent 36 months and 2) registry data from the ACC reporting blood pressure (systolic/diastolic), peripheral edema flags (yes, no, missing), heart rate, LDL, glucose level, ejection fraction, glomerular filtration rate, height, weight, body mass index, and the like.

Symphony dataset is True Patient Level data - All Data Sources be it RX or MX claims is tied back to individual patients which is tracked and then encrypted based on first name, last name, gender, date of birth and zip code to give an accurate picture of patient level informatics year over year regardless of insurance changes. The source of Managed Markets Rx claims data comes from various providers, including Intelligent network services (Switch Data) as well as direct data feeds from pharmacies that do not use Switches so it does not create payer biases.

The definition of the Symphony database is as follow: 1) Takes Celebrex, Anti-hypertensive (“AH”), Statin or NSAID or have OA, RA or some other form of arthritis for 36 months, 2) Time Frame of Jan 1, 2012 – Dec 31, 2014 (3 years), 3) Number of files: 201, 4) File Size: 561 GB zipped (~ 2.5 TB), 5) Unique Patients: 162 million, 6) Patients on Celebrex: 4.3 million, 7) Patients that have OA 16.3 million (15.4 million only OA), 8) Patients that have RA :2.3 million (1.4 million only RA).

The definition for the ACC registry is as follow: 1) Have 3+ BP readings, 2) Time Frame: Jan 1, 2012 – Dec 31, 2014 (3 years), 3) Number of files: 2, 4) Size: 590 MB, 51 MB, 5) Unique Patients: 1.58 million, 6) Patients with BP readings: 1.58 million, 7) Patients with Edema Flag True:870K.

The analysis also showed that there was no impact of celecoxib consumed on the change in blood pressure readings, even at a dose of 400 mg/day (Qazi 2017). Therefore, we confirmed that celecoxib has minimum impact on blood pressure at doses in treatment of arthritis pain. However, the effect of celecoxib on edema is higher than reported in controlled clinical trials. Incidence of edema increased from 20-25% for celecoxib alone to 25-35% when celecoxib was combined with any drug suggestive of drug induced edema. Coadministration with either ACE (i.e. lisinopril) or ARB (i.e. olmesartan) reduced the edema to 10-15%. The edema rate was then measured in the aforementioned database. The incidence of edema was higher for OA patients than RA, other arthritis, or arthritis free patients. The incidence of edema increased when patients were taking Celebrex for all groups except for RA and no arthritis free patients. Overall OA seems to be susceptible to Celebrex induced edema- the frequency of which is higher among patients on the ACC registry which would have prior cardiovascular history.

Manufacturing

Formulation work up for IT-102 is completed. The formulation was designed by considering the following characteristics: 1) Single free dose of individual drugs is already marketed in form of hard capsule and tablet, 2) Reference Listed Drug of Celecoxib (Celecoxib®) is hard capsule in High Density Polyethylene (“HDPE”) bottles, 3) Reference Listed Drug of Lisinopril (Zestril®) is uncoated tablet in HDPE bottles. Based on these characteristics, an oral dosage form suitable for administration to the adult was favored. Tablets were preferred to capsules in order to increase the quantity of drug substance available per unit. Celecoxib/Lisinopril FDC tablets are white circular biconvex bi-layered tablets of different size. Consequently, the size and weight increase with dosage strength. Celecoxib/Lisinopril FDC tablet drug products are supplied as 100/2.5 mg, 100/5.0 mg, 100/10.0 mg, 100/20.0 mg, 200/2.5 mg, 200/5.0 mg, 200/10.0 mg, and 200/20.0 mg tablets in HDPE bottles. The constituents were chosen to achieve the following objectives: 1) using of well-known and compatible excipients, which allow a world-wide registration of the product, 2) satisfactory chemical stability of the active substance, 3) satisfactory dissolution rate. The objective was to obtain a mean upper than 75% at 30 minutes with slight variation inter and intra batches, and 4) a quantity of excipients as low as possible to obtain a tablet as small as possible.

Pilot scale manufacturing at 10,000 tablets per batch was performed. The dissolution profiles of RLDs and pilot product (200/20 mg FDC bi-layer tablet) were similar with the results of celecoxib and lisinopril. Additionally, the dissolution profiles were considered similar using the similarity factor (f2) following the guidance for industry “Dissolution testing of immediate release solid oral dosage forms”, FDA, CDER, August 1997. With similarity in dissolution we are expecting to have similarity in BE trial.

IT-102 manufacturing has been transferred to an FDA inspected current good manufacturing practices (“cGMP”) contract manufacturing organization and the exhibit batches and the clinical trial materials batches are being manufactured for clinical trial. This would complete the manufacturing portion of the NDA dossier to be submitted to the FDA to support the marketing approval of IT-102. IT-103 is at the beginning of this process.

Clinical Study Plan for IT-102 (Celebrex/lisinopril)

One BE study is planned to compare and assess the safety and pharmacokinetic characteristics between co-administered 200 mg celecoxib and 20 mg or 2.5 mg lisinopril and IT-102 (200/20 mg or 200/2.5 mg celecoxib/lisinopril) monotherapy in healthy volunteers aged between 20 and 50 years. The study could be completed in six months.

This is going to be a single-dose, cross-over study of 60 subjects divided into two cohorts and treated over four periods. One tablet of IT-102 at the highest dose (FDC tablet of 200 mg celecoxib/20 mg lisinopril) or the lowest dose (FDC tablet of 200 mg celecoxib/2.5 mg lisinopril) will be administered once orally as the test drug. Co-administration once daily of one tablet each of 200 mg celecoxib and 20 mg lisinopril or one tablet each of 200 mg celecoxib and 2.5 mg lisinopril will be used as the comparator for the highest and lowest dose of the FDC, respectively.

For comparison of IT-102 with the comparator (co-administration of dose matched celecoxib and lisinopril), the 90% confidence intervals of the geometric mean ratios for the primary pharmacokinetic parameters (AUC and Cmax) will be used for determination of BE according to the FDA’s criteria. Adverse events (AEs) will also be assessed and compared between IT-102 and the comparator.

Phase III Safety and Efficacy Study Plan. The purpose of this study is to evaluate the effect of celecoxib on the efficacy and safety of lisinopril in subjects with OA and hypertension requiring antihypertensive therapy. One multi-site, randomized, double-blind, placebo-controlled, 4-arm, 2-week phase 3 clinical study is planned to demonstrate the efficacy and safety of IT-102. It is planned to recruit 150 to 250 patients with OA and hypertension randomized into four arms, which are IT-102 (200 mg celecoxib/20 mg lisinopril), celecoxib (200 mg), lisinopril (20 mg) and placebo. The primary endpoint is demonstration that the reduction in blood pressure by IT-102 (200 mg celecoxib/20 mg lisinopril) is at least 50% of the reduction by lisinopril (20 mg) alone in the patients with OA and hypertension. The study is not planned to demonstrate pain reduction. AEs will also be assessed and compared among IT-102 and the comparator groups. The study could be completed in 12 months.

Both BE and phase III studies are to be conducted concurrently and followed by NDA submission of IT-102 for FDA approval by the 505(b)2 pathway.

IT-103 will undergo the same clinical developmental plan as IT-102, as summarized below:

Competition

The competition for IT-102/IT-103 is expected to come from the oral anti-arthritic market, or more specifically the traditional non-selective NSAIDs (such as naproxen and diclofenac), traditional NSAID/gastroprotective agent combination products or combination product packages (such as Vimovo®, Arthrotec®, Prevacid® and NapraPAC™) and the only COX-2 inhibitor in the U.S. market, Celebrex® (including generic versions of Celebrex®). Currently Kitov is developing a celecoxib/amlodipine FDC using the same regulatory pathway outlined for IT-102/IT-103. We feel that IT-102/IT-103 are superior to Kitov’s drug candidate due to compatibility in drug half-life, no known drug-drug interaction, and no common adverse events (especially edema). Our advantages in comparison to Kitov’s drug candidate are shown below:

M101

M101 is being developed as beta-catenin siRNA/celecoxib combination against FAP. This is a combination of IT-102 and CEQ508 (tkRNAi beta-catenin shRNA). Celecoxib was originally approved for FAP, however, it was removed from the market due to fear of cardiovascular risks during the VIOXX withdrawal. But with the PRECISION trial showing that celecoxib is as safe as ibuprofen and naproxen, we anticipate higher acceptance of celecoxib. Furthermore, with the addition of lisinopril to control edema and hypertension, we anticipate that high doses of celecoxib would be safe and effective against FAP. Additionally, the systemic suppression of COX-2 directly and beta-catenin indirectly with celecoxib will be augmented by targeted and local suppression of beta-catenin by beta-catenin shRNA (CEQ508). Together we anticipate a synergistic and safe and effective suppression of polyps in FAP. Since the completion of the phase I proof of concept study for CEQ508, we will move forward to registration phase III trial once we have FDA acceptance of Special Protocol Assessment (“SPA”).

FAP is an autosomal dominant disorder with an estimated incidence of approximately 1:10,000 persons and is a well described form of hereditary colorectal cancer (Bisgaard 1994, Neklason 2008, Steinbach 2000). FAP is caused by a heterozygous mutation in the Adenomatous Polyposis Coli (APC) gene located on chromosome 5, which results in low levels of functional APC protein required to regulate intracellular levels of beta-catenin. This dysregulation and accumulation of beta-catenin initiates an activation of downstream target genes, resulting in uncontrolled cellular proliferation, hyperplasia, adenoma formation, and an increased risk of colon cancer development (Kinzler 1996). In addition, the APC gene also plays a role in chromosome segregation through microtubule binding and cell polarity. Almost all of the cancer- causing mutations in the APC gene create a truncated gene devoid of its C-terminal region. Loss of the C-terminal region leads to chromosome instability, a hallmark of cancer (Kinzler 1996, Hanahan 2000). Typically, FAP results in the formation of hundreds to thousands of polyps in the large and small intestine. While these polyps start out benign, malignant transformation into colon cancer occurs 100% of the time when untreated. When the frequency of polyp formation exceeds the criteria for polypectomy as assessed by the physician, surgical intervention including a partial or complete colectomy is performed. Colectomies are typically performed in the late teenage years or early twenties. By age 35, 95% of individuals with FAP have developed polyps. Without surgical intervention, the mean age of colon cancer onset is 39 years of age (range of 34-43 years) (Trimbath 2002). In Attenuated FAP, the APC mutation resides in the 3’UTR (untranslated region) of the APC gene, resulting in a less severe phenotype of FAP. Patients usually develop fewer (<100) polyps, and the age at which polyp formation occurs is later than FAP. Colon cancer develops in these individuals as well but at a slower rate, typically after 40 years of age.

Duodenal/periampullary adenocarcinoma is the next leading cause of death in FAP patients following colorectal cancer (Vasen 2008). FAP patients are also at increased risk of developing other malignancies, including hepatoblastoma, pancreatic, thyroid, biliary tree, and brain tumors. Additionally, the risk of cancer forming in the remaining stump of the rectum and small intestine, after colectomy, remains high (Trimbath 2002, Vasen 2008).

Celecoxib for treatment of FAP

Cyclooxygenase (COX) inhibiting NSAIDs has been thoroughly investigated as a potential chemopreventive drug. Overexpression of COX-2 has been identified in colorectal adenomas and carcinomas. This overexpression was linked with reduced apoptosis, enhanced cell growth, tumor angiogenesis, tissue invasion and metastasis. This is likely attributed to the mechanism of COX-2, whereby expression of COX-2 prevents degradation of β-catenin protein increasing proliferation and survival. As such, the COX-2 specific inhibitor, celecoxib, has been utilized for the treatment of FAP patients.

In a randomized, double-blind, placebo-controlled study, treatment of celecoxib at 100 mg or 400 mg twice daily was compared against placebo for six months. Significant reduction in mean number of colorectal polyps (28% vs 4.5%, p = 0.003) and polyp burden assessed as the sum of polyp diameters (30.7% vs 4.9%, p = 0.001) was observed in patients treated with 400 mg twice daily compared with placebo (Steinbach et al. 2000). No significant reduction was observed in patients treated with 100 mg twice daily in terms of mean number of colorectal polyps (11.9%, p = 0.33) and polyp burden (14.6%, p = 0.09). In a similar study, 400 mg twice daily treatment of celecoxib showed significant reduction in area of duodenal polyposis (30.8% vs 8.3%, p = 0.049) of patients with >5% coverage at baseline compared to placebo (Phillips et al. 2002). No significant reduction was observed from treatment at 100 mg (26.6%, p = 0.252).

Evaluation of celecoxib for treatment of FAP was also evaluated in children with APC gene mutations and/or adenomas with a family history of FAP. Children were evaluated in a phase I, dose-escalation trial in three successive cohorts of six children (Lynch et al. 2010). Random assignment of subjects in a 2:1 generic:placebo ratio was conducted for cohort 1 (4 mg/kg/day) to cohort 2 (8 mg/kg/day) to cohort 3 (16 mg/kg/day). Colonoscopies were performed at baseline and month 3. At month 3, a 39.1% increase in number of polyps was observed in placebo patients whereas a 44.2% reduction was seen in the highest dose celecoxib group (p = 0.01). This corresponds with the adult dose of 400 mg BID and was shown to be safe and well tolerated. Reduction in number of polyps was also observed in the 8 mg/kg/day group (adult dose of 200 mg BID), with a 44.2% decrease. However, an increase of 69.7% was observed in patients treated at 4 mg/kg/day (adult dose 100 mg BID). In line with results observed in adult patients, high dose of celecoxib is most effective in treating patients with FAP.

Together, these studies have shown that celecoxib is effective in treating FAP at high doses (400 mg twice daily). However, although therapeutically effective, the high dose of celecoxib results in higher risk of cardiovascular adverse events. The increased risk has lowered the attractiveness of celecoxib as an effective treatment for FAP. However, should the risk be diminished, a novel and previously FDA approved drug would be available for treatment of a disease that currently has no effective treatment. This gap is to be filled with IT-102.

IT-102 is a fixed-dose combination of celecoxib, a COX-2 selective inhibitor, and lisinopril, an ACE inhibitor. The combination of an antihypertensive agent, e.g. lisinopril, with celecoxib is intended to suppress the cardiovascular side effects associated with high dose of celecoxib to offer a safe and tolerable therapeutic option for the medical management of FAP patients. Coupled with local and target suppression of beta-catenin by CEQ508 – we believe that M101 should be a safe and effective agent against FAP.

CEQ508 for treatment of FAP

TransKingdom RNA™ interference (tkRNAi) platform. tkRNAi is a broad-reaching platform that can be used to develop highly specific drug products for a diverse set of diseases. The tkRNAi platform involves the modification of bacteria to deliver shRNA to cells of the gastrointestinal tract. A significant advantage of the tkRNAi platform is oral (by mouth) delivery making this platform extremely patient friendly while harnessing the full potential of the RNAi process. The tkRNAi platform has demonstrated in vivo mRNA down-regulation of both inflammatory and cancer targets, thus providing a unique opportunity to develop RNAi-based therapeutics against inflammation and oncology diseases such as Crohn’s Disease, ulcerative colitis and colon cancer. For our own clinical pipeline, we have used the tkRNAi platform to discover and develop CEQ508 for the treatment of FAP as a beta-catenin siRNA knockdown.

Phase I proof of concept (“POC”) was conducted and the trial closed at meeting both its primary and secondary endpoints. START-FAP is a phase I dose-escalating study to evaluate safety and tolerability of single daily doses of CEQ508 in adult patients with FAP. Six patients with FAP were orally administered (3 each in Cohort 1 and 2) with CEQ-508 (108 and 109 colony forming units [CFU]/day for 28 days). The primary objective was to establish general safety for orally administered CEQ508 and to determine the maximum tolerated dose. The secondary objective was the effectiveness of CEQ508 on the gene expression of the target gene beta-catenin. Gene expression was evaluated in GI tissues (duodenum, ileum, right and left colon, antrum) taken during endoscopy examinations at baseline and at end-of-treatment (EOT). Expression levels were measured using qPCR and analyzed with ViiA™ 7 Real-Time system (Life Technologies, Carlsbad, CA). Ct values of β-catenin were normalized to two of three housekeeping genes (EIF2B1, HPRT1, GUSβ). A mixed Nested-ANOVA model was used to evaluate beta-catenin knockdown in normal mucosa and polyps. This phase I trial of bacterial delivery of RNAi investigational agent CEQ508 in FAP patients demonstrated an acceptable safety profile and was well-tolerated at the two bacterial dose levels tested, with no MTD having been identified. Without hitting MTD, START-FAP achieved both primary endpoint of safety and secondary endpoint of beta-catenin knockdown.

Analysis of Ct values stratifying by tissue type showed a decrease in β-catenin expression moving down the gastrointestinal tract (Duodenum > Ileum > Colon > Antrum). A Mixed nested-ANOVA model was developed to compare the levels of β-catenin in the normal mucosa and polyps taken at baseline and EOT. Factors in the model included: an overall treatment effect (baseline or CEQ-508 treated); tissue (Duodenum, Ileum, Colon, Antrum); interaction term for treatment x tissue; replicate (1, 2, or 3) nested in treatment and tissue to take into account pseudo-replication of Ct values performed in triplicate for each sample; and a random factor identifying each patient to control from multiple measurements taken from each patient and the patient to patient variation was expressed as percentage of total variation accounted for by the random factor.

A statistical model was generated to test whether CEQ508 was successful in suppressing beta-catenin expression. The model developed by pooling data from both cohorts for normal mucosa samples explained a significant proportion of variation (R-squared = 0.64, P<0.0001; Patient to patient variation accounted for 48% of the total variation). No significant reduction in overall β-catenin expression was observed in EOT samples. Modeling of pooled data for polyp samples explained a significant proportion of variation (R-squared = 0.54, P<0.0001; Patient to patient variation accounted for 6% of the total variation). Significant reduction was observed in overall β-catenin expression in EOT samples (F1,113.1 = 6.87, P=0.01). Furthermore, significant reduction of β-catenin expression in the Duodenum was observed in EOT samples (Linear Contrast, Effect size = 0.363, 22.2% decrease, T = 2.75, P=0.007).

Evaluation of individual cohorts was also examined. The model for cohort 1 in normal mucosa explained a significant proportion of variation (R-squared = 0.84, P<0.0001; Patient to patient variation accounted for 80% of the total variation). Nonstatistical significant reduction was observed in overall β-catenin expression in EOT samples (F1,46 = 6.03, P=0.018). Therefore, component analyses were deemed irrelevant and cohort 1 was declared not effective. The model for cohort 2 in polyps explained a significant proportion of variation (R-squared = 0.69, P<0.0001; Patient to patient variation accounted for 8.2% of the total variation). Significant reduction was observed in overall β-catenin expression at EOT (; F1,86.06 = 13.13, P=0.0005). There was a significant reduction of β-catenin expression in the Duodenum (Linear Contrast, Effect size = 0.72, 39.3% decrease, T = 5.3, P<0.0001) and Ileum (Effect size = 0.49, 28.8% decrease, T = 2.57, P=0.012).

Together, the data indicate a higher expression of β-catenin in the small intestine (duodenum, ileum) compared to the large intestine (colon, antrum). Additionally, the mixed nest-ANOVA model shows effective decrease in β-catenin mRNA from treatment of CEQ508. The models indicate that treatment at 108 CFU/day may not be effective enough at lowering β-catenin expression. However, significant effects were observed within the Duodenum and Ileum after treatment of 109 CFU/day of CEQ508. Furthermore, decrease in β-catenin was observed only in the polyps while not significant effects were observed within the normal mucosa. This shows that CEQ508 is a therapeutically effective and specifically targeted novel treatment for patients with FAP. In addition, CEQ508 was granted orphan drug designation and fast track designation by the FDA.

Clinical Program for M101: Combination of celecoxib and CEQ508

We believe that the effectiveness of CEQ508 and celecoxib justify the combination as M101. We plan to meet with the FDA to discuss an SPA with a clearly defined clinical design and endpoints for regulatory approval. The meeting is planned for 2017 and the trial may start in 2018 or 2019. If successful, we anticipate a potential launch of the product in 2023.

Partnering and Licensing Agreements

Autotelic LLC – In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a License Agreement with Autotelic LLC pursuant to which (A) Marina licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc. TDM Device. Marina also granted a right of first refusal to Autotelic LLC with respect to any license by Marina of the rights licensed by or to Marina under the License Agreement in any cancer indication outside of gastrointestinal cancers.

LipoMedics Inc. – On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc. (“LipoMedics”) pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones.

Hongene Biotechnology – In September 2015, Marina entered into a license agreement with Hongene, a leader in process development and analytical method development of oligonucleotide therapeutics, regarding the development and supply of certain oligonucleotide constructs using our CRN technology. We could receive double digit percentage royalties on the sales of research reagents using our CRN technology.

MiNA – On December 17, 2014, Marina entered into a license agreement with MiNA regarding the development and commercialization of small activating RNA-based therapeutics utilizing MiNA’s proprietary oligonucleotides and our SMARTICLES nucleic acid delivery technology. MiNA will have full responsibility for the development and commercialization of any products arising under the agreement. MiNA paid an upfront fee of $0.5 million in January 2015 and an accelerated milestone payment of $200,000 in November 2015. We could receive up to an additional $49 million in clinical and commercialization milestone payments, as well as royalties on sales, based on the successful development of MiNA’s potential product candidates.

Rosetta – On April 1, 2014, Marina entered into a strategic alliance with Rosetta to identify and develop miRNA-based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, Marina may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both companies free to develop and collaborate outside this field both during and after the terms of the alliance.

Novartis – On August 2, 2012, Marina and Novartis entered into a worldwide, non-exclusive License Agreement for the CRN technology for the development of both single and double-stranded oligonucleotide therapeutics. Novartis made a $1.0 million one-time payment for the non-exclusive license. In addition, in March 2009, Marina granted to Novartis a worldwide, non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up license, with the right to grant sublicenses, to the DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million. Novartis may terminate this agreement immediately upon written notice.

Monsanto – On May 3, 2012, Marina and Monsanto entered into a worldwide exclusive Intellectual Property License Agreement for Marina’s delivery and chemistry technologies. Marina and Monsanto also entered into a Security Agreement pursuant to which Marina granted to Monsanto a security interest in that portion of its IP that is the subject of the License Agreement in order to secure the performance of Marina’s obligations under the License Agreement. Monsanto paid $1.5 million in initiation fees, and may be required to pay royalties on product sales in the low single digit percentages. Monsanto may terminate the License Agreement at any time in whole or as to any rights granted thereunder upon three months’ prior written notice.

ProNAi – On March 13, 2012, Marina entered into an Exclusive License Agreement with ProNAi regarding the development and commercialization of ProNAi’s proprietary DNAi-based therapeutics utilizing SMARTICLES. The License Agreement provides that ProNAi will have full responsibility for the development and commercialization of any products arising under the License Agreement. Under terms of the License Agreement, ProNAi may be required to pay up to $14 million for each gene target in upfront, clinical and commercialization milestone payments, as well as royalties in the single digit percentages on sales, with ProNAi having the option to select any number of gene targets. Either party may terminate the License Agreement upon the occurrence of a default by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ProNAi may also terminate the License Agreement without cause upon ninety (90) days’ prior written notice. ProNAi’s clinical compound utilizing SMARTICLES, PNT2258, is a first-in-class, 24-base, single-stranded, chemically-unmodified DNA oligonucleotide drug targeting BCL2, which proceeded to a phase 2 clinical study. In June 2016, ProNAi suspended the development of PNT2258 based on its review of the interim results from a phase 2 trial of PNT2258.

Mirna – We have a License Agreement with Mirna regarding the development and commercialization of miRNA-based therapeutics utilizing Mirna’s proprietary miRNAs and SMARTICLES. The License Agreement provides that Mirna will have full responsibility for the development and commercialization of any products arising under the License Agreement and that Marina will support pre-clinical and process development efforts. Under terms of the License Agreement, Mirna could be required to pay up to $63 million in upfront, clinical and commercialization milestone payments, as well as royalties in the low single digit percentages on sales, based on the successful development of Mirna’s product candidates. Either party may terminate the License Agreement upon the occurrence of a default by the other party. Mirna may also terminate the License Agreement without cause upon 60 days prior written notice. The License Agreement provides Mirna additional rights to its lead program, MRX34. Mirna also has exclusivity on several additional miRNA targets. Mirna’s clinical compound utilizing SMARTICLES, MRX34, is a double-stranded miRNA “mimic” of the naturally occurring tumor suppressor miR-34, which inhibits cell cycle progression and induces cancer cell death. Mirna has voluntarily halted the phase 1 trial of MRX34 for the treatment of patients with unresectable primary liver cancer or solid cancers with liver involvement.

Novosom – On July 27, 2010, Marina acquired the intellectual property of Novosom AG (“Novosom”) of Halle, Germany for SMARTICLES. Marina is required to pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by Marina, up to $3.3 million, which amount will be paid in shares of common stock, or a combination of cash and shares of common stock, at Marina’s discretion. To date Marina, has issued an aggregate of 2.5 million shares of common stock to Novosom representing additional consideration of $1.2 million as a result of license agreements and amendments thereto that Marina has entered into.

Valeant Pharmaceuticals – On March 23, 2010, Marina acquired intellectual property related to the CRN chemistry from Valeant Pharmaceuticals North America (“Valeant”). Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million and $2.0 million within 180 days of FDA approval of a NDA for our first and second CRN related product, respectively. To date, we had not made any such milestone payments but have milestone obligations of $0.1 million based on CRN licenses to date. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. We are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30-day notice, or upon 10-day notice in the event of adverse results from clinical studies.

Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our products and product candidates. We also use license agreements both to access external technologies and to convey certain intellectual property rights to others. Our financial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others. As of March 9, 2017, we owned or controlled 140 issued or allowed patents, and approximately 73 pending U.S. and foreign patent applications, to protect our proprietary technologies.

Estimated Expiration	No. of Issued/Allowed Patents	Jurisdiction	No. of Pending Patents	Jurisdiction
2019	3 each	U.S.
2020	1 each	Germany
2021	1 each	U.S.
2022	1 each	Belgium, Brazil, Ireland, Italy, Spain
	2 each	Australia, Canada, China, Japan
	3 each	Germany, Netherlands, Switzerland,
U.K., Austria, France
	5 each	U.S.
2023	1 each	Austria, France, Germany, Netherlands,.	1 each	U.S.
Switzerland, U.K
	2 each	U.S.
2024	1 each	China	1 each	Canada, U.S.,
	3 each	U.S.		Europe, Japan
2025	1 each	Australia, Italy, Korea, Spain, France,	1 each	Japan, U.S.
Germany, U.K.
	2 each	Japan, Canada	2 each	Europe
	4 each	U.S.
2026	1 each	Australia, China, Germany, Spain, France, U.K., Italy, Europe	1 each	Canada, U.S., Europe, Japan
	2 each	U.S., Canada
	3 each	Japan
2027	1 each	Europe, Canada	1 each	Japan, Australia
	2 each	Australia, Japan
	4 each	U.S.	3 each	Europe, U.S.
2028	1 each	France, Germany, U.K., Switzerland,	1 each	Canada, Israel,
		Netherlands, Spain, Italy, Ireland,		India, China
Israel
	2 each	New Zealand, China,	2 each	Japan
	4 each	Japan	4 each	Europe
	5 each	Australia	5 each	U.S.
	6 each	U.S.
2029	1 each	Australia, China, France, Germany,	1 each	Brazil, Canada,
		U.K.		China, Europe,
Israel, India, Japan,
U.S.
2030	1 each	France, Germany, U.K., Switzerland,	1 each	Brazil, Canada,
		Ireland, Italy, Spain, Netherlands,		China
	2 each	China, Japan, Australia	2 each	Europe, India, Korea,
U.S.
2031			1 each	Europe, U.S.
2032	1 each	Singapore	1 each	Australia, Canada,
China, Europe, Hong
Kong, India, Korea,
U.S.
2035			1 each	Taiwan, Korea, India,
Europe, Australia,
			2 each	Canada, China, Japan
U.S.

The patents listed in the table above will expire generally between 2019 and 2035, subject to any potential patent term extensions and/or supplemental protection certificates that would extend the terms of the patents in countries where such extensions may become available.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge, experience and scientific resources provide us with certain competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete, or may compete, with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

The commercial opportunity for our product candidates could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

Our main competition for the celecoxib FDCs is Kitov – which already been discussed in the sections on IT-102/IT-103. With respect to our RNAi technologies, there are a number of small, mid-sized and large biotechnology companies, as well as public and private research institutions, that compete, or that may compete, with us. Our competition is typically focused on a single nucleic acid mechanism of action, i.e. RNAi or mRNA translational inhibition or exon skipping or miRNA replacement therapy. Some of these companies only have a proprietary position around either chemistry or delivery and in fewer cases, their proprietary position arises from their belief that they can patent biology, i.e. miRNA targets. We believe we are the only company in the position of having proprietary chemistry and delivery technologies sufficient to pursue multiple nucleic acid mechanisms of action, i.e. RNAi and mRNA translational inhibition and exon skipping and miRNA replacement therapy. Such single mechanism of action competitors include: Alnylam Pharmaceuticals, Arcturus Therapeutics, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals (“Isis”), miRagen Therapeutics, Mirna, PhaseRx Pharmaceuticals, Quark Pharmaceuticals, Regulus Therapeutics, RXi Pharmaceuticals, Sarepta Therapeutics (“Sarepta”) and Silence Therapeutics.

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

In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before our drug products are marketed they must be approved by the FDA. The steps required before a novel drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review; and finally (6) approval of an NDA.

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

Employees

As of the date of this report, we have four employees, all of whom are officers of our company, and all of whom – other than Mr. Ramelli, our Chief Executive Officer – spend a portion of their time working for other entities that are affiliated with our company. Compensation is paid to all of our employees by Autotelic Inc. as per the terms of the Master Services Agreement. None of our employees are covered by collective bargaining agreements.

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

ITEM 1A. Risk Factors.

Risks Relating To Being A Pre-Commercialization Drug Development Company

Our cash and other sources of liquidity are only sufficient to fund our intended operations through the 3rd or 4th quarter of 2017. We will require substantial additional funding to continue our operations beyond that date. If additional capital is not available, we may have to curtail or cease operations, or take other actions that could adversely impact our shareholders.

Our business does not generate the cash necessary to finance our operations. We incurred net operating losses of $837,143 and $1,108,564 in the years ended December 31, 2016 and 2015, respectively. We will require significant additional capital to:

●	fund research and development activities relating to the development of our product candidates, including clinical and pre-clinical trials;

●	obtain regulatory approval for our product candidates;

●	pursue licensing opportunities for our technologies and product candidates;

●	protect our intellectual property;

●	attract and retain highly-qualified personnel;

●	respond effectively to competitive pressures; and

●	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

●	the scope, duration and expenditures associated with our research and development;

●	the costs of clinical and pre-clinical trials of our product candidates;

●	continued scientific progress in our programs;

●	the outcome of potential partnering or licensing transactions, if any;

●	competing technological developments;

●	our proprietary patent position, if any, in our products; and

●	the regulatory approval process for our products.

We believe that our currently available cash and cash equivalents will be sufficient to fund our intended operations through the 3rd or 4th quarter of 2017. We will need to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to continue our operations past that date. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for pre-commercialization biotechnology companies, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations. These actions would likely reduce the market price of our common stock.

We have no history of profitability and there is a potential for fluctuation in operating results.

We have experienced significant operating losses since inception. We currently have no revenues from product sales and will not have any such revenues unless and until a marketable product is successfully developed by us or our partners, receives regulatory approvals, and is successfully manufactured and distributed to the market. We expect that the continued operation of our business will cause us to continue to experience losses prior to the commercialization of our drug candidates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements”.

We and our partners are engaged in the business of developing and commercializing novel therapeutic products. The process of developing such products requires significant research and development efforts, including basic research, pre-clinical and clinical development, and regulatory approval. These activities, together with our sales, marketing, general and administrative expenses, have resulted in operating losses in the past, and there can be no assurance that we can achieve profitability in the future. Our ability to achieve profitability depends on our ability, alone or with our partners, to develop drug candidates, conduct pre-clinical development and clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell drug products. We cannot assure you of the success of any of these activities or predict if or when we will ever become profitable.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing or engage in strategic transactions, and may require us to curtail our operations.

Our financial statements as of December 31, 2016 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2016 consolidated financial statements, in their report, included an explanatory paragraph referring to our recurring losses and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2016, we had cash of $105,347. and had $290,000 available under our credit line with Dr. Trieu. Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. There can be no assurance that we will be successful in any such endeavors.

If we are unable to raise sufficient additional capital, we may seek to merge with or be acquired by another entity, or to sell our assets to another entity, and that transaction may adversely affect our business and the value of our securities.

If we are unable to raise sufficient additional capital to continue our business, we may seek to merge or combine with, or otherwise be acquired by, another entity with a stronger cash position, complementary work force, or product candidate portfolio or for other reasons. There are numerous risks associated with merging, combining or otherwise being acquired. These risks include, among others, incorrectly assessing the quality of a prospective acquirer or merger-partner, encountering greater than anticipated costs in integrating businesses, facing resistance from employees and being unable to profitably deploy the assets of the new entity. The operations, financial condition, and prospects of the post-transaction entity depend in part on our and our acquirer/merger-partner’s ability to successfully integrate the operations related to our product candidates, business and technologies. We may be unable to integrate operations successfully or to achieve expected cost savings, and any cost savings that are realized may be offset by losses in revenues or other charges to operations. As a result, our stockholders may not realize the full value of their investment.

We are dependent on our key personnel, and if we are unable to retain such personnel, or to attract and retain other highly qualified personnel, then we may be unable to successfully develop our business.

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified personnel. We are dependent on our management and scientific personnel, including Joseph W. Ramelli, our Chief Executive Officer, Vuong Trieu, Ph.D., the Chairman of our Board of Directors, Larn Hwang, Ph.D., our Chief Scientific Officer, and Mihir Munsif, our Chief Operating Officer. There can be no assurance that we will be able to retain the services of any of the foregoing persons, or of any of our other current and future personnel, regardless of whether or not such persons have entered into employment agreements with our company.

If we are unable to attract or retain qualified personnel, or if we are unable to adequately replace such personnel if we lose their services for any reason, our business could be seriously harmed. In addition, if we have to replace any of these individuals, we may not be able to replace the knowledge that they have about our operations.

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

We depend on our information technology and infrastructure.

We rely on the efficient and uninterrupted operation of information technology systems to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for electronic communications among our personnel, contractors, consultants and vendors. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems. These third parties vary from multi-disciplined to boutique providers. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

Our business and operations could suffer in the event of system failures.

Our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations, and could result in a material disruption of our development programs. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates, if any, could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business operations could be delayed.

We may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and other means to threaten data confidentiality, integrity and availability. A successful cyber-attack could cause serious negative consequences for our company, including the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. To date, we have not experienced threats to our data and information technology systems. However, although we devote resources to protect our information technology systems, we realize that cyber-attacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

The development of pharmaceutical products is uncertain and may never lead to marketable products.

The future success of our operations will depend on the successful development, by us or our partners, of products based on our proprietary technologies. With respect to products based on our RNAi technologies, neither we, nor any other company, has received regulatory approval to market siRNA, antagomir or miRNA mimics as therapeutic agents. The scientific discoveries that form the basis for our efforts to discover and develop new RNA-based drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited.

Relatively few RNA-based product candidates have ever been tested in animals or humans, none of which have received regulatory approval. We have only limited data suggesting that we can introduce typical drug-like properties and characteristics into oligonucleotides, such as favorable distribution within the body or tissues or the ability to enter cells and exert their intended effects. In addition, RNA-based compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. We may make significant expenditures developing RNA-based technologies without success, and thus may never develop a marketable product utilizing our RNA-based technologies. If neither we nor any of our partners develops and commercializes drugs based upon our RNA-based technologies, our RNA-based technologies will not become profitable, and we may be required to change the scope and direction of, or cease pursuing, our RNA-based activities.

If we or our partners are unable to develop and commercialize product candidates utilizing our technologies, our business will be adversely affected.

A key element of our business strategy is to discover, develop and commercialize a portfolio of new products through internal efforts and through those of our current or future strategic partnerships. Whether or not any product candidates are ultimately identified, research programs to identify new disease targets and product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield a successful commercial product for many reasons, including the following:

●	competitors may develop alternatives that render our product candidates (or those of our partners) obsolete;

●	a product candidate may not have a sustainable intellectual property position in major markets;

●	a product candidate may, after additional studies, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective;

●	a product candidate may not receive regulatory approval;

●	a product candidate may not be capable of production in commercial quantities at an acceptable cost, or at all; or

●	a product candidate may not be accepted by patients, the medical community or third-party payors.

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

A failure of one or more pre-clinical studies or clinical trials can occur at any stage of testing. We and our partners may experience numerous unforeseen events during, or as a result of, the pre-clinical testing and the clinical trial process that could delay or prevent the receipt of regulatory approval or the commercialization of our product candidates, including:

●	regulators may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	pre-clinical tests or clinical trials may produce negative or inconclusive results, and we or a partner may decide, or a regulator may require us, to conduct additional pre-clinical testing or clinical trials, or we or a partner may abandon projects that were previously expected to be promising;

●	enrollment in clinical trials may be slower than anticipated or participants may drop out of clinical trials at a higher rate than anticipated, in each case for a variety of reasons, resulting in significant delays;

●	third party contractors may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner;

●	product candidates may have very different chemical and pharmacological properties in humans than in laboratory testing and may interact with human biological systems in unforeseen, ineffective or harmful ways;

●	the suspension or termination of clinical trials for a variety of reasons, including if the participants are being exposed to unacceptable health risks or if such trials are not being conducted in accordance with applicable regulatory requirements;

●	regulators, including the FDA, may require that clinical research be held, suspended or terminated for various reasons, including noncompliance with regulatory requirements;

●	the cost of clinical trials may be greater than anticipated;

●	the supply or quality of drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate; and

●	effects of product candidates may not have the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us or our partners to interrupt, delay or discontinue development of our product candidates, could result in a clinical hold on any clinical trial, or could result in the denial of regulatory approval of our product candidates by the FDA or foreign regulatory authorities. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including: (i) regulatory authorities may withdraw their approval of this product; (ii) we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product; (iii) the product may be rendered less competitive and sales may decrease; (iv) our reputation may suffer generally both among clinicians and patients; (v) regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in connection with approval, if any; or (vi) we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials.

If preliminary data demonstrate that any of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Even if regulatory approvals are obtained for our products, such products will be subject to ongoing regulatory obligations and continued regulatory review. If we or a partner fail to comply with continuing U.S. and foreign regulations, the approvals to market drugs could be lost and our business would be materially adversely affected.

Following any initial FDA or foreign regulatory approval of any drugs we or a partner may develop, such drugs will continue to be subject to extensive and ongoing regulatory review, including the review of adverse drug experiences and clinical results that are reported after such drugs are made available to patients. This would include results from any post marketing studies or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any drug candidates will also be subject to periodic review and inspection by regulatory authorities, including the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

Our product candidates and those of our partners cannot be marketed in the U.S. without FDA approval or clearance, and they cannot be marketed in foreign countries without applicable regulatory approval. Neither the FDA nor any foreign regulatory authority has approved any of the product candidates being developed by us or our partners based on our technologies. These product candidates are in pre-clinical and clinical development and will have to be approved by the FDA or applicable foreign regulatory authorities before they can be marketed in the U.S. or abroad. Obtaining regulatory approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the FDA, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. If our product candidates are not approved in a timely fashion, or are not approved at all, our business and financial condition may be adversely affected.

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

We may use hazardous chemicals and biological materials in our business. Any disputes relating to improper use, handling, storage or disposal of these materials could be time-consuming and costly.

Our research and development operations may involve the use of hazardous and biological, potentially infectious, materials. Such use subjects us to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials and specific waste products. We could be subject to damages, fines or penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could be substantial. The costs of complying with these current and future environmental laws and regulations may be significant, thereby impairing our business.

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

The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for marketing drug candidates based on our technologies outside the U.S. vary greatly from country to country. We have, and our partners may have, limited experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the U.S. may differ from that required to obtain FDA approval. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could restrict the development of foreign markets for our drug candidates and may have a material adverse effect on our financial condition or results of operations.

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

An interruption in the supply of raw and bulk materials needed for the development of our product candidates, or the manufacture of our approved products, could cause product development and/or sales to be slowed or stopped.

We and our partners may obtain supplies of critical raw and bulk materials used in research and development efforts from several suppliers, and long-term contracts may not be in place with any or all of these suppliers. There can be no assurance that sufficient quantities of product candidates or approved products could be manufactured if our suppliers are unable or unwilling to supply such materials. Any delay or disruption in the availability of raw or bulk materials could slow or stop research and development, or sales, of the relevant product.

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

We have limited experience in marketing, selling distributing or commercializing our products, and we may need to rely on marketing partners or contract sales companies.

Even if we are able to develop our products and obtain necessary regulatory approvals, we only have limited experience in marketing, selling, distributing or commercializing our products. Accordingly, we will be dependent on our ability to build this capability ourselves, which would require the investment of significant financial and management resources, or to find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, of which there can be no assurance, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

We have limited manufacturing experience or resources, and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have limited manufacturing experience. Some of our product candidates utilize specialized formulations whose scale-up and manufacturing could be very difficult. We also have limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

There are a limited number of manufacturers that supply the materials needed for the development of our product candidates. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our supply requirements, we may also need to secure alternative suppliers. In addition to the manufacture of the materials necessary to develop our products, we may have additional manufacturing requirements related to the technology required to deliver our product candidates to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our product candidates for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.

The manufacturing process for any products based on our technologies that we or our partners may develop is subject to the FDA and foreign regulatory authority approval process, and we or our partners will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we are unable to obtain or maintain contract manufacturing for these product candidates or approved products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget, or to sell approved products in sufficient quantities. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidates or approved products that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

Risks Related to our Intellectual Property and Other Legal Matters

If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, our competitive position may be hurt and our operating results may be negatively impacted.

Our business is based upon the development and delivery of novel therapeutics, and we rely on the issuance of patents, both in the U.S. and internationally, for protection against competitive technologies. Although we believe we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take several years from initial filing or may never occur.

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

If we are unable to adequately protect our proprietary intellectual property from legal challenges, infringement or alternative technologies, we will not be able to compete effectively in the drug discovery, development and commercialization business.

Because intellectual property rights are of limited duration, expiration of intellectual property rights and licenses will negatively impact our operating results.

Intellectual property rights, such as patents and license agreements based on those patents, generally are of limited duration. Therefore, the expiration or other loss of rights associated with IP and IP licenses can negatively impact our business, and the future sales of our approved products, if any.

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

Although we have acquired and in-licensed a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates or approved products. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope.

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

Our business inherently exposes us to potential product liability claims. We may face substantial product liability exposure in human clinical trials that we may initiate and for products that we sell, or manufacture for others to sell, after regulatory approval. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Any product liability claims, regardless of their merits, could be costly, divert management’s attention, delay or prevent completion of our clinical development programs, and adversely affect our reputation, the demand for our products and our stock price. We currently do not have product liability insurance. We will need to obtain such insurance as we believe is appropriate for our stage of development and may need to obtain higher levels of such insurance if we were ever to market any of our product candidates. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Risks Related to the Commercialization of our Product Candidates

Our product development efforts may not result in commercial products.

The results of our operations depend, to a significant degree, upon our and any collaborators’ ability to successfully develop and commercialize pharmaceutical products. The development and commercialization process for pharmaceutical products is both time consuming and costly and involves a high degree of business risk. Successful product development in the pharmaceutical industry is highly uncertain, and very few research and development projects result in a commercial product. Product candidates that appear promising in the early phases of development, such as in preclinical testing or in early human clinical trials, may fail to reach the market for a number of reasons, such as:

●	a product candidate may not perform as expected in later or broader trials in humans and limit marketability of such product candidate;

●	necessary regulatory approvals may not be obtained in a timely or cost-effective manner, if at all;

●	a product candidate may not be able to be successfully and profitably produced and marketed;

●	third parties may have proprietary rights to a product candidate, and do not allow sale on reasonable terms; or

●	a product candidate may not be financially successful because of existing therapeutics that offer, or that are perceived to offer, equivalent or better treatments.

There can be no assurance that any of our product candidates, even if approved, will ever be successfully commercialized by us or by one of our partners, and delays or additional expenses in any part of the process or the inability to obtain regulatory approval in a timely or cost-effective manner could adversely affect our operating results by restricting introduction of new products by us and/or our partners.

Even if we are successful in developing and commercializing a product candidate, it is possible that the commercial opportunity for such product candidate will be limited.

The product candidates based on our technologies that are being developed are based on novel technologies and therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept such products. Accordingly, while we believe there will be a commercial market for our product candidates, potentially in the near to intermediate term, there can be no assurance that this will be the case.

Risks Related to our Industry

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell our product candidates and may harm our reputation.

We are or may in the future be subject to federal, state and foreign healthcare laws and regulations pertaining to, among other things, fraud and abuse and patients’ rights. These laws and regulations include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

●	the U.S. federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

●	the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud healthcare programs;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and

●	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any drugs based on our technologies that we or any of our partners develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business and financial results.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates and approved products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the coverage provided for any products we develop is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We expect that certain of the drugs based on our technologies that we or a partner develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by Medicare if they:

●	are “incidental” to a physician’s services;

●	are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice;

●	are not excluded as immunizations; and

●	have been approved by the FDA.

There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation recently enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. The U.S. Congress and the new Trump administration have similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. Future developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (PPACA), contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

●	mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans;

●	the 340B Drug Pricing Program under the Public Health Services Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

●	expansion of eligibility criteria for Medicaid programs;

●	expansion of entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

●	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales, if any of our products are approved, to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

There have been judicial and Congressional challenges, and amendments to certain aspects of the PPACA. More recently, President Trump has suggested that he plans to seek repeal of all or portions of the PPACA and he has indicated that he wants Congress to replace the PPACA with new legislation. We expect there will be additional challenges and amendments to the PPACA in the future, including potential repeal of the PPACA in full or in part. The full effect of the U.S. healthcare reform legislation on our business activities, both currently and after one or more of our products has entered the commercialization phase, is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future, and whether (or to what extent) existing legislation may be modified or repealed. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates based on our technologies that are successfully developed and for which regulatory approval is obtained, and may affect our overall financial condition and ability to develop drug candidates.

The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop.

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs or treatments for the same diseases and conditions that we are targeting or expect to target. Many of our competitors have:

●	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

●	more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;

●	product candidates that are based on previously tested or accepted technologies;

●	products that have been approved or are in late stages of development; and

●	collaborative arrangements in our target markets with leading companies and research institutions.

Products based on our technologies may face intense competition from drugs or treatments that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs or treatments, or from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we and our partners may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we and our partners develop.

If we and our partners successfully develop product candidates based on our technologies, and obtain approval for them, we will face competition based on many different factors, including:

●	safety and effectiveness of such products;

●	ease with which such products can be administered and the extent to which patients accept relatively new routes of administration;

●	timing and scope of regulatory approvals for these products;

●	availability and cost of manufacturing, marketing and sales capabilities;

●	price;

●	reimbursement coverage; and

●	patent position.

Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our future employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the conditions we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.

We may be unable to compete successfully against other companies that are working to develop novel drugs and technology platforms using technology similar to ours.

In addition to the competition we face from competing drugs in general with respect to our operations, we have also faced competition from other biotechnology and pharmaceutical companies and medical institutions that are working to develop novel drugs using technology that competes more directly with our technologies. For example, there are a number of companies with programs in the nucleic acid therapeutics field, including: Alnylam Pharmaceuticals, Arbutus, Arcturus Therapeutics, Benitec Biopharma, Dicerna Pharmaceuticals, Isis Pharmaceuticals, miRagen Therapeutics, Mirna, PhaseRx Pharmaceuticals, Quark Pharmaceuticals, Regulus Therapeutics, RXi Pharmaceuticals, Sarepta Therapeutics and Silence Therapeutics. With respect to IT-102/IT-103, our primary competitor is Kitov, which is developing a celecoxib/amlodipine FDC using the same regulatory pathway that we are using for IT-102/IT-103. Any of the aforementioned companies may develop its technology more rapidly and more effectively than us.

In addition to competition with respect to our technology and with respect to specific products, we and our partners face substantial competition from third parties, both in academic laboratories and in the corporate sector, to discover and develop safe and effective means to deliver the drugs based on our technologies that are developed to the relevant cell and tissue types. If safe and effective means of delivery were developed by our competitors, our ability to successfully commercialize a competitive product would be adversely affected.

Many of our competitors, either alone or together with their partners, have substantially greater R&D capabilities and financial, scientific, technical, manufacturing, sales, marketing, distribution, regulatory and other resources and experience than us. They may also have more established relationships with pharmaceutical companies. Even if we and/or our partners are successful in developing products based on our technologies, in order to compete successfully we may need to be first to obtain IP protection for, or to commercialize, such products, or we may need to demonstrate that such products are superior to, or more cost effective than, products developed by our competitors (including therapies that are based on different technologies). If we are not first to protect or market our products, or if we are unable to differentiate our products from those offered by our competitors, any products for which we are able to obtain approval may not be successful.

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

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our general financial condition and ability to maintain sufficient capital to continue operations;

●	our ability to enter into and maintain collaborative arrangements with third parties;

●	our ability to meet the performance estimates of securities analysts;

●	changes in buy/sell recommendations by securities analysts;

●	negative results from clinical and pre-clinical trials;

●	fluctuation in our quarterly operating results;

●	reverse splits or increases in authorized shares;

●	substantial sales of our common stock;

●	general stock market conditions; or

●	other economic or external factors.

The stock markets in general, and the markets for the securities of companies in our industry in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Our executive officers and directors control a large percentage of the outstanding shares of our common stock, and thus can significantly influence our corporate actions.

As of the date of this report, Dr. Vuong Trieu, the Chairman of our Board of Directors, directly or indirectly beneficially owns 40,376,121 shares of our common stock, which represents approximately 41.5% of our issued and outstanding shares of our common stock. Further, as of the date of this report, our executive officers and directors as a group (including Dr. Trieu) beneficially own approximately 48.7% of our outstanding shares of common stock. Accordingly, Dr. Trieu individually, and our executive officers and directors as a group, can significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions. The concentration of the ownership of the shares of our common stock by our executive officers and directors may also serve to limit the trading volume of our common stock.

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

We are subject to a number of provisions in our charter documents and Delaware law that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:

●	advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings; and

●	the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

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

At December 31, 2016, there were outstanding warrants to purchase up to approximately 24.5 million shares common stock, almost all of which have an exercise price of less than $1.00. If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At December 31, 2016, there were also outstanding 1,020 shares of Series C Convertible Preferred Stock, which shares are convertible into 6.8 million shares of common stock at an assumed conversion price of $0.75 per share of common stock, and 60 shares of Series D Stock, which shares are convertible into 750,000 shares of common stock at an assumed conversion price of $0.40 per share of common stock. In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), including the issuance of securities as described in this report, and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

There are outstanding a significant number of shares available for future sales under Rule 144.

A significant number of shares of our common stock may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Any sales of such shares of our common stock under Rule 144 could have a depressive effect on the market price of our common stock. In general, under Rule 144, a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. At March 30, 2017, 90,000 shares had been designated as Series A Junior participating preferred stock and 1,000 shares had been designated as Series B Preferred Stock, none of which are issued and outstanding. Also at March 30, 2017, 1,200 shares had been designated as Series C Convertible Preferred Stock (of which 1,020 were outstanding as of such date) and 220 shares had been designated as Series D Convertible Preferred Stock (of which 60 were outstanding as of such date). Our Board is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

We do not own or lease any real property or facilities that are material to our current business operations. To the extent that facilities are necessary to conduct our current business operations, we utilize the facilities of Autotelic Inc. through the Master Services Agreement with Autotelic Inc. As we seek to expand our business operations, we may seek to lease facilities of our own in order to support our development, operational and administrative needs under our current operating plan. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities could have a material adverse effect on our future plans and operations.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of Marina has traded on the OTCQB under the symbol “MRNA” since September 17, 2014. The table below sets forth, for each of the quarterly periods indicated, the range of high and low bid prices of Marina’s common stock, as reported by the OTC Markets. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to the Merger, the common stock of IThena did not trade on any market or exchange.

	High	Low
Fiscal 2015:
First Quarter	$0.80	$0.53
Second Quarter	0.65	0.40
Third Quarter	0.55	0.30
Fourth Quarter	0.48	0.21

Fiscal 2016:
First Quarter	$0.26	$0.12
Second Quarter	0.52	0.12
Third Quarter	0.18	0.11
Fourth Quarter (through November 15, 2016)	0.14	0.08
Fourth Quarter (after November 15, 2016)	0.24	0.08

Fiscal 2017:
First Quarter (through March 30, 2017)	$0.28	$0.12

On March 30, 2017, the closing price of our common stock reported by the OTC Markets was $0.25 per share.

Holders

As of March 30, 2017, there were 277 holders of record of our common stock.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two year period ended December 31, 2016 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2016, as compared to the year ended December 31, 2015. This discussion should be read in conjunction with our consolidated financial statements for the two year period ended December 31, 2016 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

BACKGROUND AND MERGER

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. Our primary therapeutic focus is the disease intersection of hypertension, arthritis, pain, and oncology allowing for innovative combination therapies of the plethora of already approved drugs and the proprietary novel oligotherapeutics of Marina. Our approach is meant to reduce the risk associated with developing a new drug de novo and also accelerate time to market by shortening the clinical development program through leveraging what is already known or can be learned in our proprietary Patient Level Database (PLD).

We currently have three clinical development programs underway: (i) our next generation celecoxib program drug candidates IT-102 and IT-103, each of which is an FDC of celecoxib and either lisinopril (IT-102) or olmesartan (IT-103), (ii) CEQ508, an oral delivery of siRNA against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication of FAP; and (iii) CEQ508 combined with IT-103 to treat CRC.

Our preclinical pipeline also includes potentially the best in class oligotherapeutics for bladder cancer, IBB and DMD. Preclinical proof of concept studies have been completed with respect to bladder cancer and IBD.

Although we intend to retain ownership and control of product candidates by advancing their development, we will also consider partnerships with pharmaceutical or biopharmaceutical companies in order to reduce time to market and to balance the risks associated with drug discovery and development, thereby maximizing our stockholders’ value. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates, which would be a source of non-dilutive capital.

We may engage in licensing activities associated with our delivery platforms (SMARTICLES and tkRNAi). However, since our strategy is to be a late-stage biopharmaceutical company with the goal of a commercial product launch and profitability within the next several years, the development and licensing of these platforms for the therapeutic assets of third parties will not be the primary focus of our company.

Merger with IThenaPharma

Merger with IThenaPharma

On November 15, 2016, Marina entered into the Merger Agreement with IThenaPharma, Merger Sub and Vuong Trieu, as the IThena representative, pursuant to which, among other things, Merger Sub merged with and into IThenaPharma, with IThenaPharma surviving as a wholly owned subsidiary of Marina.

Pursuant to the Merger Agreement, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of IThenaPharma’s common stock, other than shares to be cancelled pursuant to the Merger Agreement, was converted into the right to receive 10.510708 shares of Marina common stock (the “Exchange Ratio”). IThenaPharma shareholders were not entitled to receive fractional shares in the Merger. Instead, a holder of IThenaPharma’s common stock that would otherwise have been entitled to receive a fractional share of Marina common stock in the Merger received one full additional share of Marina common stock.

In addition, in connection with the Merger, each outstanding IThenaPharma warrant was assumed by Marina and converted into a warrant representing the right to purchase shares of Marina common stock, with the number of shares underlying such warrant and the exercise price thereof being adjusted by the Exchange Ratio, with any fractional shares rounded down to the next lowest number of whole shares.

As a result of the Merger, the former holders of IThenaPharma common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Marina common stock immediately following the completion of the Merger.

IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena will be treated as the historical financial statements of our company and will be reflected in our quarterly and annual reports for periods ending after the effective time of the Merger. Accordingly, beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we will report the results of IThena and Marina and their respective subsidiaries on a consolidated basis.

Autotelic LLC License Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a License Agreement with Autotelic LLC, a stockholder of IThenaPharma that became the holder of 23,123,558 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu, the Chairman of our Board of Directors serves as Chief Executive Officer, pursuant to which (A) Marina licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy for pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc. TDM Device. Marina also granted a right of first refusal to Autotelic LLC with respect to any license by Marina of the rights licensed by or to Marina under the License Agreement in any cancer indication outside of gastrointestinal cancers.

The License Agreement shall immediately terminate, all rights granted by a licensor under the License Agreement shall immediately revert forthwith to the applicable licensor, all benefits which have accrued under the License Agreement shall automatically be transferred to the applicable licensor, and all rights, title and interest in the licensed intellectual property shall immediately revert back to the applicable licensor if: (i) the applicable licensee makes a general assignment for the benefit of its creditors prior to the two (2) year anniversary of the date of the License Agreement; (ii) the applicable licensee applies for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of its intellectual property prior to the two (2) year anniversary of the date of the License Agreement; (iii) prior to the two (2) year anniversary of the date of the License Agreement, and without the consent of the applicable licensor, the applicable licensee effects a Change of Control Transaction (as defined in the License Agreement); (iv) the applicable licensee ceases operations; or (v) the applicable licensee fails to take any material steps, as reasonably determined by the applicable licensor, to develop the licensed intellectual property prior to the one (1) year anniversary of the date of the License Agreement (each of the foregoing items (i) through (v), a “Termination Event”). Upon the occurrence of any Termination Event, the applicable licensee shall immediately discontinue all use of the licensed intellectual property.

Master Services Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a Master Services Agreement with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 5,255,354 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request (the “Master Services Agreement”). The Master Services Agreement has a term of ten years, though either party can terminate it by giving to the other party ninety (90) days’ prior written notice of such termination (provided that the final day of the term shall be on the last day of the calendar month in which the noticed termination date falls). The resources available to us through Autotelic Inc. include, without limitation, regulatory, clinical, preclinical, manufacturing, formulation, legal, accounting and information technology.

As partial consideration for the services to be performed by Autotelic Inc. under the Master Services Agreement, during the period prior to the date on which we have completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million, we shall issue to Autotelic Inc. warrants to purchase shares of our common stock (the “MSA Warrants”), with the number of shares of common stock for which such MSA Warrants are exercisable, and the exercise price for such MSA Warrants, being based on the closing price of our common stock; provided, that in no event shall such price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any warrants that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period beginning on November 15, 2016 and ending on the date of the issuance of the MSA Warrants.

Line Letter

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. Dr. Trieu shall have the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $250,000 under the Line Letter. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and shall be due and payable upon demand by Dr. Trieu.

Dr. Trieu shall have the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $0.10 (such price, the “Conversion Price”, and the number of shares of common stock to be issued pursuant to the foregoing formula, the “Conversion Shares”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice.

We look for continued support beyond the current Line Letter from Dr. Trieu, who has expressed strong interest in the success of our programs and is working diligently to help move our assets through regulatory/clinical development into sales/marketing.

Appointment / Resignation of Directors; Appointment of Officers

Pursuant to the Merger Agreement, and in connection with the Merger, Dr. Trieu was appointed to the Board, to serve until our 2017 annual meeting of stockholders or until his earlier death, resignation or removal. In connection with his appointment as a member of the Board, Dr. Trieu was also appointed to serve as Chairman of the Board.

On December 8, 2016, the Board elected Philippe P. Calais, Ph.D. Pharm. as a member of the Board to fill the vacancy created by the resignation of Joseph W. Ramelli as a director, such election to be effective January 1, 2017.

On December 8, 2016, the Board appointed Mr. Ramelli, who had served as our interim Chief Executive Officer, to serve as our Chief Executive Officer, effective immediately. At the same time, Mr. Ramelli resigned as a member of the Board effective immediately.

On February 10, 2017, the Board approved the appointment of Larn Hwang, Ph.D. to serve as our Chief Scientific Officer, and Mihir Munsif to serve as our Chief Operating Officer, in each case, effective February 13, 2017. Dr. Hwang will lead the further development of our therapeutic pipeline and Mr. Munsif will lead the manufacturing of our drug products on commercial scale.

On February 21, 2017, we appointed Seymour Fein MD as our Chief Medical Officer. Having taken more than twenty drugs from development on through FDA approval, Dr. Fein is in a unique position to lead the regulatory and clinical development of our pipeline.

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc. (“LipoMedics”) pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. This represents the first time that our SMARTICLES technologies have been licensed in connection with nanoparticles delivering small molecules, peptides, proteins and biologics. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $0.29 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period; provided, that if LipoMedics advises us in writing within such sixty (60) day period that such breach cannot reasonably be cured within such period, and if in our reasonable judgment, LipoMedics is diligently seeking to cure such breach during such period, then such period shall be extended an additional sixty (60) days for an aggregate of 120 days after written notice of termination, and if LipoMedics fails to cure such material breach by the end of such 120-day period, the License Agreement shall terminate in its entirety. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Vuong Trieu, Ph.D., the Chairman of our Board of Directors, is the Chairman of the Board and Chief Operating Officer of LipoMedics. Lipomedics is a leader in nanomedicine in the field of oncology and its pipeline includes phospholipid paclitaxel nanoparticles and others. These products are potentially billion dollar products and we are looking forward to continued interaction with Lipomedics to accelerate its development program and expand the SMARTICLES delivery platform.

Issuance of Shares to Service Providers

In February 2017, we entered into two privately negotiated transactions pursuant to which we committed to issue an aggregate of 6,153,684 shares of our common stock for an effective price per share of $0.29 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016. In addition, in February 2017, we issued 0.3 million shares of our common stock to a consultant providing investment advisory services.

Issuance of Shares to Novosom

On November 15, 2016, Marina agreed to issue to Novosom Verwaltungs GmbH (“Novosom”) 1.5 million shares of common stock upon the closing of the Merger in consideration of Novosom’s agreement that the consummation of the Merger would not constitute a “Liquidity Event” under that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D., and thus that no additional consideration under such agreement would be due to Novosom as a result of the consummation of the Merger.

CASH POSITION AND LIQUIDITY

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2016, we had an accumulated deficit of approximately $2 million. We anticipate that we will continue to incur operating losses as we execute our business plan. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and loans provided by Dr. Trieu pursuant to the Line Letter and, to a lesser extent, equipment financing facilities and secured loans. In 2015 and 2016, we funded operations with a combination of the issuance of preferred stock and license-related revenues. At December 31, 2016, we had negative working capital of approximately $2,667,000 and a cash balance of approximately $105,000. Our operating activities consume the majority of our cash resources.

We believe that our current cash resources, including the remaining balance available to us under the Line Letter, will enable us to fund our intended operations through the 3rd or 4th quarter of 2017. Our ability to execute our operating plan beyond that date depends on our ability to obtain additional funding. The volatility in our stock price, as well as market conditions in general, could make it difficult for us to raise capital on favorable terms, or at all. If we fail to obtain additional capital when required, we may have to modify, delay or abandon some or all of our planned activities, or terminate our operations. There can be no assurance that we will be successful in any such endeavors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Funding of Operations

Line Letter with Vuong Trieu

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, the president of IThena, pursuant to which Dr. Trieu offered to Marina an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. As of December 31, 2016, Dr. Trieu had advanced an aggregate of $250,000 to us under the Line Letter.

February 2017 Stock Issuances

On February 6, 2017, we entered into a Stock Purchase Agreement with LipoMedics Inc. pursuant to which we issued to LipoMedics Inc. an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000 ($0.29 per share). In addition, in February 2017, we entered into two privately negotiated transactions pursuant to which we committed to issue an aggregate of 6,153,684 shares of our common stock for an effective price per share of $0.29 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation — We consolidate our financial statements with our wholly-owned subsidiaries, IThena, Cequent, MDRNA and Atossa, and eliminate any inter-company balances and transactions.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Annual Results of Operations

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Change
	2016**	2015	$	%
License and other revenue	$—	$—	—	*
Operating expenses:
Personnel expenses	333,097	473,188	(140,091)	(30)%
Consulting expenses	23,655	177,751	(154,096)	(87)%
Research and development	108,858	322,317	(213,459)	(66)%
Amortization	49,189	—	49,189	*
General and administrative	242,931	134,322	108,609	81%
Total operating expenses	757,730	1,107,578	(349,848)	(32)%
Loss from operations	(757,730)	(1,107,578)	349,848	32%
Other income (expense):
Interest and other expense	(3,513)	614	(4,127)	*
Change in fair value liability for price adjustable warrants	(75,100)	—	(75,100)	*
Total other income (expense), net	(78,613)	614	(79,227)	*
Net loss before provision for income taxes	(836,343	(1,106,964)	270,621	(24)%
Provision for income taxes	800	1,600	(800)	*
Net loss	$(837,143)	$(1,108,564)	$271,421	(24)%

* Change not meaningful.

** Includes the accounts of IThena for the year ended December 31, 2016 and the accounts of Marina from November 15, 2016 (the date of Merger) to December 31, 2016

Comparison of Fiscal Years 2016 and 2015

Revenue. We recorded no revenue for the years ended December 31, 2016 or 2015.

Personnel expense. Personnel expense was $333,097 and $473,188 for the years ended December 31, 2016 and 2015, respectively, a decrease of 30%. The decrease was due primarily to the additional manpower contributed in the early stage during 2015 for concept and testing of scientific theories.

Consulting expense. Consulting expense was $23,655 and $177,751 for the years ended December 31, 2016 and 2015, respectively, a decrease of 87%. The decrease was due to outsourced consulting occurring primarily in 2015, when IThena acquired a subset of Symphony Claims data & Cardiology Outpatient Registry data to conduct outsourced analysis related to IT-102. IThena incurred fewer consulting expenses in 2016, including the engagement of business development consultants to expand the market overseas.

Research and Development. R&D expense consists primarily of costs of clinical development and pre-clinical studies, outside services, laboratory supplies and other costs. R&D expenses decreased 66% from $322,317 in 2015 to $108,858 in 2016, due to outsourced research to a third party primarily in 2015 to analyze the patient data related to IT-102 and other product candidates, and IThena initiated formulation work on IT-102 in 2015 of which a final report was delivered.

Amortization. Amortization expense relates to intangible assets acquired in the November 15, 2016 merger, and are amortized over a 6-year period. Total amortization expense was $49,189 and $0 for the years ended December 31, 2016 and 2015, respectively.

General and administrative. General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses, and non-employee members of our Board of Directors, professional fees (such as accounting and legal), and corporate insurance. G&A costs increased by 81% from $134,322 in 2015 to $242,931 in 2016 primarily due to increased G&A costs as a result of the merger between Marina and IThena.

Change in fair value liability for price adjustable securities. The fair value liability is revalued each balance sheet date utilizing probability adjusted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The change associated with this mark-to-fair value requirement increased from a loss of $75,100 and $0 for the years ended December 31, 2016 and 2015, respectively. The change was primarily a result of the increase in our stock price and stock price volatility as a result of the merger on November 15, 2016.

Interest and other expense. In 2016, interest expense of $3,513 consisted primarily of interest accrued under the notes payable we entered into on June 20, 2016 and the convertible note payable to related party we entered into on November 15, 2016.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marina Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Marina Biotech, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marina Biotech, Inc. and subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has had recurring negative working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner LLP

Los Angeles, California March 31, 2017

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$105,347	$261,848
Prepaid expenses and other assets	211,133	-
Total current assets	316,480	261,848

Intangible asset, net	2,311,877	-
Goodwill	3,558,076	-
	5,869,953	-

Total assets	$6,186,433	$261,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$663,261	$10,980
Accrued expenses	1,393,521	64,688
Due to related party	83,166	59,525
Notes payable	435,998	-
Convertible note payable to related party	250,000	-
Fair value of liabilities for price adjustable warrants	141,723	-
Total current liabilities	2,967,669	135,193

Other long-term liabilities	-	36,470
Total liabilities	2,967,669	171,663

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized, 1,020 shares issued and outstanding at December 31, 2016 and 2015 (preference in liquidation $5,100 at December 31, 2016	-	-

Series D convertible preferred stock, $0.01 par value; 220 shares authorized, 60 shares issued and outstanding as of December 31, 2016 and 2015 (preference in liquidation $300 at December 31, 2016.	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 89,771,379 and 58,392,827 shares issued and outstanding as of December 31, 2016 and 2015, respectively	538,628	350,357
Additional paid-in capital	4,631,218	853,767
Accumulated deficit	(1,951,082)	(1,113,939)
Total stockholders’ equity	3,218,764	90,185

Total liabilities and stockholders’ equity	$6,186,433	$261,848

The accompanying notes are an integral part of these consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Revenue

License and other revenues	$-	$-

Operating expenses

Personnel expenses	333,097	473,188
Consulting expenses	23,655	177,751
Research and development	108,858	322,317
Amortization	49,189	-
General and administrative	242,931	134,322
Total operating expenses	757,730	1,107,578

Loss from operations	(757,730)	(1,107,578)

Other income (expense)

Interest expense	(3,513)	614
Change in fair value liability of warrants	(75,100)	-
	(78,613)	614

Loss before provision for income taxes	(836,343)	(1,106,964)

Provision for income taxes	800	1,600

Net loss	$(837,143)	$(1,108,564)

Net loss per share – basic and diluted	$(0.02)	$(0.38)

Weighted average shares outstanding	47,431,096	2,919,452

The accompanying notes are an integral part of these consolidated financial statements.

MARINA BIOTECH, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, January 1, 2015	52,553,540	$315,321	$(311,321)	$(5,375)	$(1,375)

Common stock issued for cash	5,839,287	35,036	964,964	–	1,000,000

Issuance of warrants	–	–	200,124	–	200,124

Net loss	–	–	–	(1,108,564)	(1,108,564)

Balance, December 31, 2015	58,392,827	350,357	853,767	(1,113,939)	90,185

Issuance of warrants	–	–	36,470	–	36,470

Capital contribution from related party	–	–	257,252	–	257,252

Effect of reverse acquisition on November 15, 2016:
Adjustment for reverse merger	31,378,552	188,271	3,483,729	–	3,672,000

Net loss	–	–	–	(837,143)	(837,143)

Balance, December 31, 2016	89,771,379	$538,628	$4,631,218	$(1,951,082)	$3,218,764

The accompanying notes are an integral part of these consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

Cash Flows Used in Operating Activities:

Net loss	$(837,143)	$(1,108,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	36,470	236,594
Amortization	49,189	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87,814)	4,000
Accounts payable	(876,044)	10,980
Accrued expenses	1,130,757	64,688
Due to related party	23,641	54,150
Fair value liabilities for price adjustable warrants	75,100	-
Other liabilities	(36,470)	-

Net cash used in operating activities	(522,314)	(738,152)

Cash Flows from Investing Activities:

Net cash acquired in reverse acquisition	5,867	-

Net cash from investing activities	5,867	-

Cash Flows from Financing Activities:

Proceeds from sales of common stock	-	1,000,000
Proceed from convertible note	124,973	-
Proceed from convertible note, related party	234,973	-

Net cash provided by financing activities	359,946	1,000,000

Increase (decrease) in cash	(156,501)	261,848

Cash – Beginning of year	261,848	-
Cash - End of year	$105,347	$261,848

Supplementary Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$800	$800

Non-cash Investing and Financing Activities:	,
Issuance of warrants	$36,470	$200,124
Common stock issued in reverse acquisition	$3,672,000	$-
Contributed capital	$257,252	$-

The accompanying notes are an integral part of these consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Reverse Merger with IThenaPharma

On November 15, 2016, Marina Biotech, Inc. and subsidiaries (“Marina” or the “Company) entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IThenaPharma Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and IThena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, Marina issued to the former shareholders of IThena 58,392,828 shares of the Company’s common stock, representing approximately 65% of the issued and outstanding shares of Marina’s common stock following the completion of the Merger. Outstanding warrants to purchase 300,000 shares of common stock of IThena were converted into warrants to purchase common stock of Marina. In addition, Marina appointed Vuong Trieu, the president of IThena, as the Chairman of the Board of Directors of Marina and gave the right to appoint one additional member of the Board of Directors to the former shareholders of IThena.

As the former shareholders of IThena control greater than 50% of the Company subsequent to the Merger, for accounting purposes, the Merger was treated as a “reverse acquisition” and IThena is considered the accounting acquirer. Accordingly, IThena’s historical results of operations replace Marina’s historical results of operations for all periods prior to the Merger, and for all periods following the Merger, the results of operations of both companies are included. IThena accounted for the acquisition of Marina under the purchase accounting method following completion.

The purchase price of approximately $3.7 million represents the consideration in the reverse merger transaction and is calculated based on the number of shares of common stock of the combined company that Marina stockholders owned as of the closing of the transaction and the fair value of assets and liabilities assumed by IThena.

The number of shares of common stock Marina issued to IThena stockholders is calculated pursuant to the terms of the Merger Agreement based on Marina common stock outstanding as of November 15, 2016, as follows:

Shares of Marina common stock outstanding as of November 15, 2016	31,378,551
Divided by the percentage of Marina ownership of combined company	35%
Adjusted total shares of common stock of combined company	89,771,379
Multiplied by the assumed percentage of IThena ownership of combined company	65%
Shares of Marina common stock issued to IThena upon closing of transaction	58,392,828

The application of the acquisition method of accounting is dependent upon certain valuations and other studies that have yet to be completed. The purchase price allocation will remain preliminary until IThena management determines the fair values of assets acquired and liabilities assumed. The final determination of the purchase price allocation is anticipated to be completed as soon as practicable after completion of the transaction and will be based on the fair values of the assets acquired and liabilities assumed as of the transaction closing date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The purchase price as of December 31, 2016 has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities assumed:

Assets and Liabilities Acquired:
Cash	$5,867
Net current liabilities assumed (excluding cash)	(1,926,972)
Identifiable intangible assets	2,361,066
Debt	(326,037)

Net assets acquired	113,924
Goodwill	3,558,076
Purchase price	$3,672,000

The above estimated purchase allocation and goodwill valuation reflects changes in fair value determinations since the merger date.

In connection with the Merger, Marina entered into a License Agreement with Autotelic LLC, a stockholder of IThena and an entity in which Dr. Trieu serves as Chief Executive Officer, pursuant to which (A) Marina licensed to Autotelic LLC certain patent rights, data and technology relating to Familial Adenomatous Polyposis and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc. TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers.

On November 15, 2016, simultaneously with the merger with IThena, Autotelic Inc., a related party, acquired a technology asset (IT-101) from IThena, and IThena’s investment of $479 in a foreign entity from the Company. In exchange for the asset, Autotelic Inc. agreed to cancel its stock purchase warrant agreements (see below), received all of IThena’s then cash balance as payment against the liabilities and agreed to assume the remaining debts and liabilities of IThena, including accounts payable of $71,560, accrued expenses of $11,470, due to related party of $5,375, other liabilities of $118,759, convertible note of $50,000, and accrued interest payable of $567. IThena recognized contributed capital of $257,252 in connection with this transaction.

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit to be used for current operating expenses in an amount not to exceed $540,000, of which $250,000 had been drawn at December 31, 2016. Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. Dr. Trieu has the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consent to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $250,000 under the Line Letter. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and shall be due and payable upon demand by Dr. Trieu.

Dr. Trieu shall have the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $0.10 (such price, the “Conversion Price”, and the number of shares of common stock to be issued pursuant to the foregoing formula, the “Conversion Shares”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice. No capital raising transactions have occurred through the date of this filing with securities at a price lower than $0.28 per share.

Further, we entered into a Master Services Agreement (“MSA”) with Autotelic Inc., a stockholder of IThena, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at our request. See Note 4 for specific terms of the MSA.

On November 15, 2016, Marina agreed to issue to Novosom Verwaltungs GmbH (“Novosom”) 1.5 million shares of common stock upon the closing of the Merger in consideration of Novosom’s agreement that the consummation of the Merger would not constitute a “Liquidity Event” under that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D., and thus that no additional consideration under such agreement would be due to Novosom as a result of the consummation of the Merger.

In July 2016, Marina pledged to issue common stock valued at approximately $15,000 to Novosom for the portion due under our July 2010 Asset Purchase Agreement with Novosom, related to Marina’s license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. In November 2016, we issued 119,048 shares with a value of approximately $15,000 to Novosom as the equity component owed under our July 2016 license agreement.

Business Operations

IThenaPharma, Inc.

IThena is a developer of personalized therapies for combined pain/hypertension through its proprietary Fixed Dose Combination (FDC) technology and point of care Therapeutic Drug Monitoring (TDM). Through the combination of these technologies, IThenaPharma is looking to delivered therapies with improved compliance and personalized dosing. IThena lead products are the celecoxib FDCs which include IT-102 and IT-103, fixed dose combinations of celecoxib and lisinopril and celecoxib and olmesartan, respectively. IT-102 and and IT-103 are being developed as celecoxib without the drug induced edema associated with celecoxib alone. IT-102 and IT-103 are being developed initially for combined arthritis / hypertension and subsequently for treatment of pain, or cancer, or other indications requiring high doses of celecoxib.

Marina Biotech, Inc

Marina Biotech, Inc. (“Marina”) is a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. Marina’s primary therapeutic focus is the disease intersection of hypertension, arthritis, pain, and oncology allowing for innovative combination therapies of the plethora of already approved drugs and the proprietary novel oligotherapeutics of Marina.

Marina currently has three clinical development programs underway: (i) next generation celecoxib program drug candidates IT-102 and IT-103, each of which is a fixed dose combination (“FDC”) of celecoxib and either lisinopril (IT-102) or olmesartan (IT-103), (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication of Familial Adenomatous Polyposis (“FAP”); and (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer (“CRC”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).   The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

The consolidated financial statements include the accounts of IThenaPharma Inc. and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Plan of Operations

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2016, we had an accumulated deficit of $1,951,082 and a negative working capital of $2,651,189. To the extent that sufficient funding is available, we will continue to incur operating losses as we execute our plan to raise additional funds and investigate strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations. We have funded our losses primarily through the sale of common and preferred stock and warrants, the sale of the Notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans.   In 2016 and 2015, we funded operations with a combination of the issuance of the Notes, preferred stock and license-related revenues. At December 31, 2016, we had a cash balance of $105,347. Our limited operating activities consume the majority of our cash resources.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing or engage in strategic transactions, and may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets. Actual results could differ from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalent as of December 31, 2016 or 2015.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2016 and 2015, the Company had $0 and $11,848, respectively, in excess of the federal insurance limit.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company did not record an impairment loss on goodwill for the year ended December 31, 2016.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses were $108,858 and $322,317 for the years ended on December 31, 2016 and 2015, respectively. Research and development expenses include compensation and related overhead for employees and consultants involved in research and development and the cost of materials purchased for research and development.

Fair Value of Financial Instruments

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Balance at December 31, 2016	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$141,723	$-	$-	$141,723
Total liabilities at fair value	$141,723	$-	$-	$141,723

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the years ended December 31, 2016 and 2015:

Fair value liability for price adjustable warrants
Balance at December 31, 2014	$-
Fair value of warrants issued	-
Exercise of warrants	-
Change in fair value included in consolidated statement of operations	-
Balance at December 31, 2015	-
Fair value of warrants issued	-
Fair value of warrants assumed in reverse merger	66,623
Change in fair value included in consolidated statement of operations	75,100
Balance at December 31, 2016	$141,723

The fair value liability of price adjustable warrants for the year ended December 31, 2016 was determined using the probability adjusted Black-Scholes option pricing model using exercise prices of $0.28 to $0.75, stock price of $0.15, volatility of 121% to 157%, contractual lives of 2.5 to 6 years, and risk free rates of 0.62% to 1.93%.

Impairment of Long-Lived Assets

We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets at least annually at December 31. When necessary, we record charges for impairments. Specifically:

●	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and

●	For indefinite-lived intangible assets, such as acquired in-process R&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Management determined that no impairment indicators were present and that no impairment charges were necessary as of December 31, 2016 and 2015.

Revenue Recognition

Revenue will be recognized when persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable. Deferred revenue expected to be recognized within the next 12 months is classified as current. Substantially all of our revenue will be generated from licensing arrangements that do not involve multiple deliverables and have no ongoing influence, control or R&D obligations. Our license arrangements may include upfront non-refundable payments, development milestone payments, patent-based or product sale royalties, and commercial sales, all of which are treated as separate units of accounting. In addition, we may receive revenues from sub-licensing arrangements. For each separate unit of accounting, we will determine that the delivered items have value to the other party on a stand-alone basis, we will have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

Revenue from licensing arrangements will be recorded when earned based on the specific terms of the contracts. Upfront non-refundable payments, where we are not providing any continuing services as in the case of a license to our IP, are recognized when the license becomes available to the other party.

Milestone payments typically represent nonrefundable payments to be received in conjunction with the uncertain achievement of a specific event identified in the contract, such as initiation or completion of specified development activities or specific regulatory actions such as the filing of an Investigational New Drug Application (“IND”). We believe a milestone payment represent the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part and it is substantive in nature. We recognize such milestone payments as revenue when it becomes due and collection is reasonably assured.

Royalty and earn-out payment revenues will generally be recognized upon commercial product sales by the licensee as reported by the licensee.

Stock-based Compensation

We use Black-Scholes for the valuation of stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Black-Scholes requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized immediately for immediately-vested portions of the grant, with the remaining portions recognized on a straight-line basis over the applicable vesting periods based on the fair value of such stock-based awards on the grant date. Forfeiture rates have been estimated based on historical rates and compensation expense is adjusted for general forfeiture rates in each period. Beginning in September 2014, Marina did not use historical forfeiture rates and did not apply a forfeiture rate as the historical forfeiture rate was not believed to be a reasonable estimate of the probability that the outstanding awards would be exercised in the future. Given the specific terms of the awards and the recipient population, we expect these options will all be exercised in the future.

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

	Year Ended December 31,
	2016	2015
Stock options outstanding	1,688,106	-
Warrants	24,466,783	117,720
Convertible Notes Payable	892,857	-
Total	27,047,746	117,720

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

Under the provisions of ASC 740, Income Taxes (“ASC 740”), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of adopting the provisions of ASC 740.

The Company recognizes a tax benefit only if it is more likely than not that the position is sustainable, based solely on its technical merits and considerations of the relevant taxing authorities; administrative practice and precedents. The Company completed its analysis of uncertain tax positions in accordance with applicable accounting guidance and determined no amounts were required to be recognized in the financial statements at December 31, 2016 and 2015.

Recent Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation – Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”). This guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. The Company is currently assessing the impact of this ASU on its financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. This update requires lessees to recognize at the lease commencement date a lease liability which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for financial statements issued for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective transition approach is not allowed. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In January 2016, FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The Update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. This new standard affects all entities that hold financial assets or owe financial liabilities. Entities should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values, including disclosure requirement, should be applied prospectively to equity investments that exist as of the date of adoption of the update. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of ASC Topics 960 through 965 on plan accounting, ASC 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the ASC 2016-01 earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued changes to the accounting for measurement-period adjustments related to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period, as well as revise comparative information for prior periods presented within financial statements as needed, including revising income effects, such as depreciation and amortization, as a result of changes made to the balance sheet amounts of the acquiree. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. Additionally, the changes require the acquiring entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. These changes were to become effective for the Company for annual periods beginning after December 15, 2016. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date by one year, making these changes effective for the Company on January 1, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

Subsequent Event Policy

Management has evaluated all activity since December 31, 2016, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, other than those described in Note 12.

Note 3 – Intangible Assets

As part of the November 15, 2016 reverse merger, the Company allocated $3,558,076 to goodwill.

Additionally, a substantial portion of the assets acquired were allocated to identifiable intangible assets. The fair value of the identifiable intangible asset is determined primarily using the “income approach,” which requires a forecast of all the expected future cash flows.

The following table summarizes the estimated fair value of the identifiable intangible asset acquired, their useful life, and method of amortization:

	Estimated Fair Value	Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset	$2,361,066	6	$393,511

The intangible asset, net of accumulated amortization of $49,189, was $2,311,877 as of December 31, 2016.

Note 4 - Related Party Transactions

Due to Related Party

The Company and other related entities have a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company has a Master Services Agreement (“MSA”) with a related party, Autotelic Inc., effective January 1, 2015. Autotelic Inc. owns less than 10% of the Company. The MSA states that Autotelic Inc. will provide business functions and services to the Company and allows Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company.  The MSA between Marina and Autotelic Inc. was effective on the reverse merger date of November 15, 2016.

During the period commencing January 1, 2015 (the “Effective Date”) and ending on the date that the Company has completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10,000,000 (the “Equity Financing Date”), the Company shall pay Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus warrants  for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants are issued. The Company shall also pay Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share is calculated based on the Black-Scholes model.

After the Equity Financing Date, the Company shall pay Autotelic Inc. a cash amount equal to the actual labor cost plus 100% mark up of provided services and 20% mark up of provided services by third party contractors or material used in connection with the performance of the contracts, including but not limited to clinical trial, non-clinical trial, Contract Manufacturing Organizations (“CMO”), U.S. Food & Drug Administration (“FDA”) regulatory process, Contract Research Organizations (“CRO”) and Chemistry and Manufacturing Controls (“CMC”).

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company.

Personnel cost charged by Autotelic Inc. were $166,550 and $236,594 for the years ended on December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015 Autotelic Inc. billed a total of $344,563 and $332,866, respectively. Of the total expenses billed by Autotelic Inc., $232,610 and $278,716 was paid in cash, $83,166 and $59,525 was recorded as due to related party in the accompanying balance sheet, and the Company agreed to issue warrants for the remaining amount due of $47,791 and $36,470, respectively. See warrant liability below for warrants issued to Autotelic Inc. to pay for services performed relating to the MSA.

The number of shares to be purchased under the warrant and the exercise price will be determined at the date the warrants are issued in the future. The related liability has been classified as long-term in accordance with ASC Topic 210-10-45, Balance Sheet - Other Presentation Matters.

On November 15, 2016, simultaneously with the merger with IThena, Autotelic Inc. acquired a technology asset (IT-101), and IThena’s investment of $479 in foreign entity from the Company. In exchange for these assets, Autotelic Inc. agreed to cancel its stock purchase warrant agreements, received all of IThena’s then cash balance as payment against the liabilities and agreed to assume the remaining debts and liabilities of IThena, including accounts payable of $71,560, accrued expenses of $11,470, due to related party of $5,375, other liabilities of $118,759, convertible note of $50,000, and accrued interest payable of $567. The Company recognized contributed capital of $257,252.

Other Liability, Autotelic Inc.

In December 2015, the Company had issued 47,374, 40,132, and 30,214 warrants to Autotelic Inc. for shares of the Company’s common stock with a strike price at $2.76, which was equal to the fair market value of the Company’s common stock at the time the warrants were issued, and represented the 100% markup of the personnel service from January 1 to March 31, 2015, April 1 to June 30, 2015, and July 1 to September 30, 2015, respectively.

In February 2016, the Company had issued 21,453 warrants to Autotelic Inc. for shares of the Company’s common stock with a strike price at $2.76, which was equal to the fair market value of the Company’s common stock at the time the warrants were issued, and represented the 100% markup of the personnel service from October 1 to December 31, 2015.

The Company recorded warrant liability of $36,470 as of December 31, 2015. The liability as of November 15, 2016 was $118,759 when it was assumed by Autotelic Inc. as part of its acquisition of the technology asset (IT-101).

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on June 30, 2018. Upon the completion of certain funding events, the Company has the right to convert the outstanding principal amount of these notes into shares of the Company’s common stock at $1.80 per share. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. Dr. Trieu shall have the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $250,000 under the Line Letter. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and shall be due and payable upon demand by Dr. Trieu.

Dr. Trieu shall have the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $0.10 (such price, the “Conversion Price”, and the number of shares of common stock to be issued pursuant to the foregoing formula, the “Conversion Shares”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice. No capital raising transactions have occurred through the date of this filing with securities at a price lower than $0.28 per share.

Note 5 – Business Combination / Acquisition

Pursuant to the Merger Agreement, at the closing of the transaction, Marina issued to IThena stockholders a number of shares of Marina common stock representing approximately 65% of the outstanding shares of common stock of the combined company. The purchase price of approximately $3.7 million represents the consideration transferred from Marina in the reverse merger transaction and is calculated based on the number of shares of common stock of the combined company that Marina stockholders owned as of the closing of the transaction and the fair value of assets and liabilities assumed by IThena.

The number of shares of common stock Marina issued to IThena stockholders is calculated pursuant to the terms of the Merger Agreement based on Marina common stock outstanding as of November 15, 2016, as follows:

Shares of Marina common stock outstanding as of November 15, 2016	31,378,551
Divided by the percentage of Marina ownership of combined company	35%
Adjusted total shares of common stock of combined company	89,771,379
Multiplied by the assumed percentage of IThena ownership of combined company	65%
Shares of Marina common stock issued to IThena upon closing of transaction	58,392,828

The application of the acquisition method of accounting is dependent upon certain valuations and other studies that have yet to be completed. The purchase price allocation will remain preliminary until IThena management determines the fair values of assets acquired and liabilities assumed. The final determination of the purchase price allocation is anticipated to be completed as soon as practicable after completion of the transaction and will be based on the fair values of the assets acquired and liabilities assumed as of the transaction closing date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The purchase price as of December 31, 2016 has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities assumed:

Assets and Liabilities Acquired:
Cash	$5,867
Net current liabilities assumed (excluding cash)	(1,926,972)
Identifiable intangible assets	2,361,066
Debt	(326,037)
Net assets acquired	113,924
Goodwill	3,558,076
Purchase price	$3,672,000

Certain adjustments have been made to the preliminary purchase price allocation to reflect changes in liabilities that were adjusted based on subsequent settlement agreements with third-parties.

Note 6 – Notes Payable

Note Purchase Agreement

On June 20, 2016, Marina entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which Marina issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $300,000 (the “Notes”). Interest shall accrue on the unpaid principal balance of the Notes at the rate of 12% per annum beginning on September 20, 2016. The Notes will become due and payable on June 20, 2017, provided, that, upon the closing of a financing transaction that occurs while the Notes are outstanding, each Purchaser shall have the right to either: (i) accelerate the maturity date of the Note held by such Purchaser or (ii) convert the entire outstanding principal balance under the Note held by such Purchaser and accrued interest thereon into Marina’s securities that are issued and sold at the closing of such financing transaction.

Further, if we at any time while the Notes are outstanding receive any cash payments in the aggregate amount of not less than $250,000, as a result of the licensing, partnering or disposition of any of the technology held by us or any related product or asset, we shall pay to the holders of the Notes, on a pro rata basis, an amount equal to 25% of each payment actually received by us, which payments shall be applied against the outstanding principal balance of the Notes and the accrued and unpaid interest thereon, until such time as the Notes are repaid in full.

As of December 31, 2016, the accrued interest expense on the Notes amounted to $14,475, with a total balance of principal and interest of $314,475.

In the Purchase Agreement, Marina agreed: (x) to extend the termination date of all of the warrants to purchase shares of Marina common stock (such warrants, the “Prior Warrants”) that were delivered to the purchasers pursuant to that certain Note and Warrant Purchase Agreement, dated as of February 10, 2012 between Marina and the purchasers identified on the signature pages thereto, as it has been amended to date, to February 10, 2020 and (y) to extend the exercise price protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants, and with such protection not resulting in the issuance of any additional shares of Marina common stock). As the Prior Warrants were already recorded at fair value as a result of price adjustable terms, the impacts of the modification of the terms is included in the change in fair value of price adjustable warrants in the statement of operations.

These notes were assumed by IThena in connection with the reverse merger.

Note Payable – Service Provider

On December 28, 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The Note calls for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The Note is unsecured and non-interest bearing. The note will be considered paid in full if the Company pays $100,000 by December 31, 2017. The total balance was $121,523 as of December 31, 2016.

Note 7 – Stockholders’ Equity

Preferred Stock

Marina designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, Marina designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Marina designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”).

In August 2015, Marina entered into a Securities Purchase Agreement with certain investors pursuant to which Marina sold 220 shares of Series D Preferred, and warrants to purchase up to 3.44 million shares of Marina’s common stock at an initial exercise price of $0.40 per share before August 2021, for an aggregate purchase price of $1.1 million. Marina incurred $0.01 million of stock issuance costs in conjunction with the Series D Preferred, which were netted against the proceeds. The warrants issued in connection with Series D Preferred contain an exercise price protection provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within two years of the issuance date, but not to be reduced below $0.28 per share. Any such adjustment will not result in the issuance of any additional shares of Marina’s common stock. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.40 per share. The Series D Preferred is initially convertible into an aggregate of 2,750,000 shares of Marina’s common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

To account for the issuance of the Series D Preferred and warrants, Marina first assessed the terms of the warrants and determined that, due to the exercise price protection provision, they should be recorded as derivative liabilities. Marina determined the fair value of the warrants on the issuance date and recorded a liability and a discount of $0.6 million on the Series D Preferred resulting from the allocation of proceeds to the warrants. Marina then determined the effective conversion price of the Series D Preferred which resulted in a beneficial conversion feature of $0.7 million. The beneficial conversion feature was recorded as both a debit and a credit to additional paid-in capital and as a deemed dividend on the Series D Preferred in determining net income applicable to common stock holders in the consolidated statements of operations.

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

In February 2016, Marina issued 0.21 million shares with a value of $0.06 million to Novosom as the equity component owed under Marina’s December 2015 milestone payment from MiNA Therapeutics. In April 2016, Marina issued 0.47 million shares with a value of $0.075 million to Novosom as the equity component owed under a March 2016 license agreement covering certain of Marina’s platforms for the delivery of an undisclosed genome editing technology.

In July 2016, Marina pledged to issue common stock valued at approximately $15,000 to Novosom for the portion due under our July 2010 Asset Purchase Agreement with Novosom, related to Marina’s license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. In November 2016, we issued 119,048 shares with a value of approximately $15,000 to Novosom as the equity component owed under our July 2016 license agreement.

In November 2016, we issued 1,500,000 shares of common stock to Novosom in connection with a letter agreement that we entered into with Novosom on November 15, 2016 relating to that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D. These shares were issued in order for Novosom to waive the change in control provision in the license agreement.

Warrants

As noted above, in the Purchase Agreement, Marina agreed: (x) to extend the termination date of all of the Prior Warrants to February 10, 2020 and (y) to extend the exercise price protection afforded of the Prior Warrants so that such protection would apply to any financing transaction effected on or prior to June 19, 2017 (with any such adjustment only applying to 80% of the Prior Warrants, and with such protection not resulting in the issuance of any additional shares of Marina’s common stock). In conjunction with this modification, the fair value of the derivative warrant liability associated with the 20% of the Prior Warrants that no longer have the anti-dilution protection equal to $0.09 million was reclassified to additional paid-in capital.

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

As of December 31, 2016, there were 24,466,783 warrants outstanding, with a weighted average exercise price of $0.47 per share, and annual expirations as follows:

Expiring in 2016	-
Expiring in 2017	2,630,545
Expiring in 2018	113,831
Expiring thereafter	21,722,407

Note 8 — Stock Incentive Plans

Stock-based Compensation

Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the applicable plan and certain employment agreements.

Since IThena is the acquirer for accounting purposes under the November 15, 2016 merger, no expense related to Marina’s stock options are reflected on the accompanying financial statements for the years ended December 31, 2016 and 2015.

Stock Options

Stock option activity was as follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2016	-	$-
Options acquired in reverse merger	1,688,106	$4.00
Outstanding, December 31, 2016	1,688,106	$4.00
Exercisable, December 31, 2016	1,688,106	$4.00

The following table summarizes additional information on Marina’s stock options outstanding at December, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	140,000	4.88	$0.10	140,000	$0.10
$0.26 - 0.82	484,000	3.48	0.46	484,000	0.46
$1.07 - $2.20	1,021,500	6.49	1.07	1,021,500	1.07
$47.60 - $87.60	21,000	1.44	67.60	21,000	67.60
$127.60 - $207.60	21,500	1.44	158.30	21,500	158.30
526.40	106	0.10	526.40	106	526.40
Totals	1,688,106	5.37	$3.68	1,688,106	$3.68

Weighted-Average Exercisable Remaining Contractual Life (Years) 5.37

In January 2016, Marina issued options to purchase up to an aggregate of 152,000 shares of Marina’s common stock to non-employee members of Marina’s board of directors at an exercise price of $0.26 per share as the annual grant to such directors for their service on Marina’s board of directors during 2016, and Marina issued options to purchase up to an aggregate of 80,000 shares of Marina’s common stock to the members of Marina’s scientific advisory board at an exercise price of $0.26 per share as the annual grant to such persons for their service on Marina’s scientific advisory board during 2016.

At December 31, 2016, we had $0 of total unrecognized compensation expense related to unvested stock options.

At December 31, 2016, the intrinsic value of options outstanding or exercisable was $7,000 as there were 140,000 options outstanding with an exercise price less than $0.15, the per share closing market price of our common stock at that date.

Marina’s Chief Executive Officer resigned from the company effective June 10, 2016, ceasing all work for Marina at such time. On July 22, 2016, Marina entered into an agreement with Marina’s former CEO, pursuant to which Marina agreed (x) to pay $70,000 of back wages at such time as funds become reasonably available, all of which wages were accrued as of June 30, 2016, and (y) that all remaining unvested options to purchase shares of Marina’s common stock would vest immediately, with the exercise period of such options (as well as such options held by Marina’s former CEO that had already vested as of June 10, 2016) extended through the earlier of the option’s exercise period or December 31, 2017. Marina recognized the remaining compensation expense of $325,787 associated with these unvested 321,250 options, including the incremental cost resulting from modification of such options grant to extend their exercise period, in the quarter ended September 30, 2016, upon the modification. On December 1, 2016, Marina executed a Settlement Agreement with Marina’s former CEO for the back wages in the amount of $45,000 which was paid in December 2016.

In connection with the November 15, 2016 Merger, we granted to each of the current members of our Board of Directors options to purchase up to 35,000 shares of our common stock at an exercise price of $0.10 per share. An aggregate of 140,000 options were granted, are exercisable for the five-year period beginning on the date of grant, and vested immediately.

Note 9 — Intellectual Property and Collaborative Agreements

In July 2010, Marina entered into an agreement pursuant to which Marina acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In February 2016, Marina issued Novosom 0.21 million shares of common stock valued at $0.06 million.

In March 2016, Marina entered into a license agreement covering certain of Marina’s platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, Marina received an upfront license fee of $0.25 million and could receive up to $40 million in success-based milestones. In April 2016, Marina issued Novosom 0.47 million shares of common stock valued at $0.075 million for amounts due under this agreement.

In July 2016, Marina entered into a license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, Marina had received $0.05 million per the terms of this license agreement. In November 2016, we issued 0.12 million shares with a value of $0.015 million to Novosom as the equity component owed under Marina’s July 2016 license agreement.

Note 10 – Commitments and Contingencies

Litigation

Because of the nature of the Company’s activities, the Company is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Management is currently not aware of any pending lawsuits.

Note 11 - Income Taxes

We have identified our federal and California state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2013 through 2016. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2016, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $318 million, and had available tax credit carry-forwards for federal tax reporting purposes of approximately $10.7 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2036 if not otherwise utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards (a)	$892,107	$474,767
Tax credit carryforwards (a)	-	-
Depreciation and amortization	3,414,971	-
Other	533,034	-
Total deferred tax assets	4,840,112	474,767
Valuation allowance	(3,918,791)	(474,767)
Net deferred tax assets	921,321	-
Deferred tax liabilities:
Intangible assets	(921,321)	-
Net deferred tax liabilities	$-	$-

(a) reflects estimated limitation under Section 382 and 383 of the Internal Revenue Code as of December 31, 2016 due to reverse merger on November 15, 2016.

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $3,444,024 and $474,767 during 2016 and 2015, respectively.

In 2016 and 2015, there was income tax expense of $800 and $1,600, respectively, due to IThena’s income tax due the state of California.

Note 12 - Subsequent Events

Stock Option Grants

In January 2017, the Company granted 243,000 stock options to directors and officers for services. The options vest over a one year period, have an exercise price of $0.17, and have a five-year term.

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc., a related party (“LipoMedics”) pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. This represents the first time that our SMARTICLES technologies have been licensed in connection with nanoparticles delivering small molecules, peptides, proteins and biologics. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $0.29 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period; provided, that if LipoMedics advises us in writing within such sixty (60) day period that such breach cannot reasonably be cured within such period, and if in our reasonable judgment, LipoMedics is diligently seeking to cure such breach during such period, then such period shall be extended an additional sixty (60) days for an aggregate of 120 days after written notice of termination, and if LipoMedics fails to cure such material breach by the end of such 120-day period, the License Agreement shall terminate in its entirety. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

The licensing agreement between Marina and Lipomedics gave Lipomedics access to Marina’s portfolio of patents around SMARTICLES lipids for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Marina Biotech and Marina Biotech has no IP around these products. In consideration Lipomedics agreed to the following fee schedule: 1) Evaluations License Fee. Simultaneous with the execution and delivery of this Agreement, Lipomedics shall enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Marina and Lipomedics, pursuant to which Marina will sell to Lipomedics shares of the common stock of Marina for an aggregate purchase price of $250,000, with the purchase price for each share of Marina common stock being $0.29. 2) Commercial License Fee. Unless this Agreement is earlier terminated, within thirty (30) days following Lipomedics’s delivery of an Evaluation Notice advising that it intends to pursue, or cause to be pursued, further development and commercialization of Licensed Products, Lipomedics shall, in connection therewith (and as a condition thereto), enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Marina and Lipomedics, pursuant to which Marina will sell to Lipomedics shares of the common stock of Marina for an aggregate purchase price of $500,000, with the purchase price for each share of Marina common stock being the greater of $0.29 or the volume weighted average price of the Marina common stock for the thirty (30) trading days immediately preceding the date on which Lipomedics delivers the Evaluation Notice to Marina. 3) For up to and including three Licensed Products, Lipomedics shall pay to Marina a milestone (collectively the “Sales Milestones”) of Ten Million Dollars ($10,000,000) upon reaching Commercial Sales in the Territory in any given twelve month period equal to or greater than Five Hundred Million Dollars ($500,000,000) for a given Licensed Product and of Twenty Million Dollars ($20,000,000) upon reaching Commercial Sales in any given twelve month period equal to or greater than One Billion Dollars ($1,000,000,000) for such Licensed Product, such payments to be made within thirty (30) days following the month in which such Commercial Sale targets are met. For clarity’s sake, the aggregate amount of Sales Milestones paid hereunder may not exceed in any event Ninety Million Dollars ($90,000,000). There are no milestone payments for Licensed Products for fourth or beyond. Lipomedics is developing next generation paclitaxel nanomedicine which include Abraxane that has achieved billion dollar sales.

Issuance of Shares to Service Providers

In February 2017, we entered into two privately negotiated transactions pursuant to which we committed to issue an aggregate of 6,153,684 shares of our common stock for an effective price per share of $0.29 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016.

In addition, in February 2017, we issued 0.3 million shares of our common stock to a consultant providing investment advisory services.

Issuance of Shares to Officer

In February 2017, we issued 100,000 restricted shares of our common stock with a fair value of $0.14 per share to our CEO for services.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described below in “Management Report on Internal Control” and therefore, our PEO and PFO concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

(b) Internal Control over Financial Reporting. Management has reported to our Board of Directors and the Audit Committee thereof the material weaknesses described below. Other than the material weaknesses discussed in management’s assessment, which arose during the year end reporting period in connection with the preparation of the financial statements contained in this Form 10-K, there have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management Report on Internal Control. Management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our PEO and PFO, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our management, with the participation of our PEO and PFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the control criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework (2013), and identified material weaknesses which are described below. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting is effective as of December 31, 2016 with respect to the preparation of these financial statements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation described above, management determined that our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the performance of an audit of a public company that is commensurate with our financial reporting requirements constituted a material weakness as of December 31, 2016. To remediate the foregoing material weakness, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement prepared in connection with our 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement prepared in connection with our 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement prepared in connection with our 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement prepared in connection with our 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Definitive Proxy Statement prepared in connection with our 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of our 2016 fiscal year.

56

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules.

(a)(1) Consolidated Financial Statements and Consolidated Financial Statement Schedule

The consolidated financial statements listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

MARINA BIOTECH, INC.

By:	/s/ Joseph W. Ramelli
Joseph W. Ramelli
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2017.

Signature	Title

/s/ Joseph W. Ramelli	Chief Executive Officer
Joseph W. Ramelli	(Principal Executive Officer and Principal Financial Officer)

/s/ Vuong Trieu	Chairman of the Board of Directors
Vuong Trieu

/s/ Philip C. Ranker	Director
Philip C. Ranker

/s/ Stefan Loren	Director
Stefan Loren, Ph.D.

/s/ Donald A. Williams	Director
Donald A. Williams

/s/ Philippe P. Calais	Director
Philippe P. Calais, Ph.D.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated as of November 15, 2016, by and among the Registrant, IThena Acquisition Corporation, IThenaPharma Inc. and Vuong Trieu as the representative of IThenaPharma Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.7	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).

3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

4.1	Form of Amended and Restated Common Stock Purchase Warrant originally issued by the Registrant in April 2008 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant issued by the Registrant in June 2009 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 10, 2009, and incorporated herein by reference).

4.3	Form of Common Stock Purchase Warrant issued by the Registrant in December 2009 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated December 22, 2009, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant issued by the Registrant in January 2010 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated January 13, 2010, and incorporated herein by reference).

4.5	Form of Common Stock Purchase Warrant issued by the Registrant in November 2010 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2010, and incorporated herein by reference).

4.6	Form of Warrant Certificate issued by the Registrant in February 2011 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.7	Form of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2011, and incorporated herein by reference).

4.8	Form of Series A Warrant (Common Stock Purchase Warrant) issued to the investors in the Registrant’s underwritten offering of securities that closed in May 2011 (filed as Exhibit 4.13 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-173108) filed with the SEC on May 10, 2011, and incorporated herein by reference).

4.9	Form of 15% Secured Promissory Note issued by the Registrant in February 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant issued by the Registrant to the holders of the 15% Secured Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

4.11	Form of Common Stock Purchase Warrant issued by the Registrant in March 2012 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

4.12	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our
Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

4.13	Form of Common Stock Purchase Warrant issued by the Registrant in August 7, 2015 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

4.14	Form of 12% Promissory Note issued by the Registrant in June 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference).

4.15	Form of Demand Promissory Note issued by the Registrant to Vuong Trieu on November 15, 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).

10.1	Employment Agreement effective as of June 23, 2008 by and between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).**

10.2	Letter Agreement, dated August 7, 2012, between the Registrant and J. Michael French (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 2, 1012, and incorporated herein by reference).**

10.3	The Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8, File No. 333-118206, and incorporated herein by reference).**

10.4	Amendment No. 1 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).**

10.5	Amendment No. 2 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).**

10.6	Amendment No. 3 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).**

10.7	Amendment No. 4 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-8, File No 333-135724, and incorporated herein by reference).**

10.8	Amendment No. 5 to the Registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.27 to our Quarterly Report on Form 10-K for the quarter ended September 30, 2006, and incorporated herein by reference).**

10.9	The Registrant’s 2008 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, and incorporated herein by reference).**

10.10	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.11	License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on February 22, 2012, and incorporated herein by reference). (1)

10.12	Note and Warrant Purchase Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.13	First Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated April 30, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.80 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.14	Second Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated May 31, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.15	Third Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 3, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).

10.16	Fourth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated October 4, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.17	Fifth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated February 7, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2013, and incorporated herein by reference).

10.18	Sixth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 9, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).

10.19	Security Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc. and Genesis Capital Management, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.20	Intellectual Property Security Agreement, dated as of February 10, 2012, by the Registrant, Cequent Pharmaceuticals, Inc. and MDRNA Research, Inc. in favor of Genesis Capital Management, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, dated as of March 19, 2012, between and among the Registrant and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.22	Placement Agent Agreement, dated March 19, 2012, between the Registrant and Rodman & Renshaw, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2012, and incorporated herein by reference).

10.23	Exclusive License Agreement, effective as of March 13, 2012, by and between the Registrant and ProNAi Therapeutics, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated March 13, 2012, and incorporated herein by reference).(1)

10.24	Term Sheet for Convertible Preferred Stock Financing (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2014, and incorporated herein by reference).

10.25	Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.26	Consulting Agreement, dated as of January 9, 2014, by and between the Registrant and Danforth Advisors, LLC (filed as Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).**

10.27	Amended And Restated Employment Agreement, effective as of September 15, 2014, by and between the Registrant and J. Michael French (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**

10.28	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**

10.29	Amendment No. 2, dated May 14, 2015, to that certain License Agreement, effective as of December 22, 2011, by and between the Registrant and Mirna Therapeutics, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2015, and incorporated herein by reference).

10.30	Securities Purchase Agreement, dated as of August 5, 2015, between and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

10.31	Note Purchase Agreement, dated as of June 20, 2016, by and among the Registrant and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference).

10.32	Master Services Agreement, dated as of November 15, 2016, by and between the Registrant and Autotelic Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).

10.33	Line Letter dated November 15, 2016 from Vuong Trieu to the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).

10.34**	Employment Letter dated February 2, 2017 between the Registrant and Joseph W. Ramelli (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2017, and incorporated herein by reference).

10.35	Stock Purchase Agreement dated as of February 6, 2017 by and between the Registrant and Lipomedics Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2017, and incorporated by reference herein).

10.36**	Employment Letter dated February 13, 2017 between the Registrant and Larn Hwang, Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2017, and incorporated by reference herein).

10.37**	Employment Letter dated February 13, 2017 between the Registrant and Mihir Munsif (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 8, 2017, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant. (2)

23.1	Consent of Squar Milner LLP, independent registered public accounting firm. (2)

101INS	XBRL Instance Document (3)

101SCH	XBRL Taxonomy Extension Schema Document (3)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
#	Previously filed or furnished.
**	Indicates management contract or compensatory plan or arrangement.

(b) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

