Form 10-Q
period 2017-03-31
Marina Biotech, Inc.
filed 2017-05-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 000-13789

MARINA BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

17870 Castleton Street, Suite 250 City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

(626) 964-5788

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]      YES      [  ]      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X]      YES      [  ]      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]       YES      [X]      NO

As of May 15, 2017, there were 97,169,153 shares of registrant’s common stock outstanding.

MARINA BIOTECH, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Items 1, 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINA BIOTECH, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$216,441	$105,347
Prepaid expenses and other assets	184,676	211,133
Total current assets	401,117	316,480

Intangible asset, net	2,213,499	2,311,877
Goodwill	3,502,829	3,558,076
	5,716,328	5,869,953

Total assets	$6,117,445	$6,186,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$618,756	$663,261
Accrued expenses	717,547	1,393,521
Due to related party	200,333	83,166
Notes payable	436,748	435,998
Convertible note payable to related party	480,514	250,000
Fair value of liabilities for price adjustable warrants	244,795	141,723
Total current liabilities	2,698,693	2,967,669

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 1,020 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 60 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 97,099,877 and 89,771,379 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	582,599	538,628
Additional paid-in capital	5,870,013	4,631,218
Accumulated deficit	(3,033,860)	(1,951,082)

Total stockholders’ equity	3,418,752	3,218,764

Total liabilities and stockholders’ equity	$6,117,445	$6,186,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue

License and other revenues	$-	$-

Operating expenses

Personnel expenses	306,922	83,982
Research and development	73,431	4,978
Amortization	98,378	-
General and administrative	488,522	25,231
Total operating expenses	967,253	114,191

Loss from operations	(967,253)	(114,191)

Other income (expense)

Interest expense	(11,653)	-
Change in fair value liability of warrants	(103,072)	-
	(114,725)	-

Loss before provision for income taxes	(1,081,978)	(114,191)

Provision for income taxes	800	-

Net loss	$(1,082,778)	$(114,191)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	94,073,396	38,999,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Changes in Equity (Capital Deficiency)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, December 31, 2016	89,771,379	$538,628	$4,631,218	$(1,951,082)	$3,218,764

Sale of common stock to related party	862,068	5,172	244,828	–	250,000

Common stock issued for services	300,000	1,800	$52,200	–	54,000

Common stock issued for accounts payable	6,153,684	36,923	$911,007	–	947,930

Return of common stock for note receivable	(87,254)	(524)	$(30,880)	–	(31,404)

Restricted stock issued to officer	100,000	600	17,400	–	18,000

Stock option compensation	–	–	44,240	–	44,240

Net loss	–	–	–	(1,082,778)	(1,082,778)
Balance, March 31, 2017	97,099,877	$582,599	$5,870,013	$(3,033,860)	$3,418,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows Used in Operating Activities:

Net loss	$(1,082,778)	$(114,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	62,240	-
Common shares issued for third party services	54,000	-
Warrants issued for services	-	36,470
Amortization	98,378	-
Goodwill adjustment	55,247	-
Fair value liabilities for price adjustable warrants	103,072	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,947)	-
Accounts payable	(44,505)	11,130
Accrued expenses	278,156	(59,166)
Due to related party	117,167	(54,150)

Net Cash used in operating activities	(363,970)	(179,907)

Cash Flows from Financing Activities:

Proceeds from sales of common stock to related party	250,000	-
Proceed from convertible note, related party	225,064	-

Net cash provided by financing activities	475,064	-

Increase (decrease) in cash	111,094	(179,907)

Cash – Beginning of Period	105,347	261,848
Cash - End of Period	$216,441	$81,941

Supplementary Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$800	$-

Non-cash Investing and Financing Activities:	,
Issuance of warrants for services	$-	$36,470
Common stock issued for accounts payable	$947,930	$-
Return of common stock for note receivable	$31,404	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies

Reverse Merger with IThenaPharma

On November 15, 2016, Marina Biotech, Inc. and subsidiaries (“Marina” or the “Company”) entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IThenaPharma Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and IThena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, Marina issued to the former shareholders of IThena 58,392,828 shares of the Company’s common stock, representing approximately 65% of the issued and outstanding shares of Marina’s common stock following the completion of the Merger. Outstanding warrants to purchase 300,000 shares of common stock of IThena were converted into warrants to purchase common stock of Marina. In addition, Marina appointed Vuong Trieu, the president of IThena, as the Chairman of the Board of Directors of Marina, effective November 15, 2016. Dr. Trieu, in his capacity as the IThena representative, later appointed Philippe P. Calais, Ph.D., as a member of the Board of Directors of Marina effective December 8, 2016, pursuant to the rights granted to the former shareholders of IThena in the Merger Agreement.

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

The purchase price as of March 31, 2017 has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities assumed:

Assets and Liabilities Acquired:
Cash	$5,867
Net current liabilities assumed (excluding cash)	(1,871,725)
Identifiable intangible assets	2,361,066
Debt	(326,037)
Net assets acquired	169,170
Goodwill	3,502,829
Purchase price	$3,672,000

The above estimated purchase allocation and goodwill valuation reflects changes in fair value determinations of $55,246 for the three months ended March 31, 2017 and approximately $1,238,000 since the merger date.

In connection with the Merger, Marina entered into a License Agreement with Autotelic LLC, a stockholder of IThena and an entity in which Dr. Trieu serves as Chief Executive Officer, pursuant to which (A) Marina licensed to Autotelic LLC certain patent rights, data and technology relating to Familial Adenomatous Polyposis and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for Therapeutic Drug Monitoring (“TDM”) guided dosing for all indications using an Autotelic Inc. TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers.

On November 15, 2016, simultaneously with the Merger, Autotelic Inc., a related party, acquired a technology asset (IT-101) from IThena, and IThena’s investment of $479 in a foreign entity from the Company. In exchange for the asset, Autotelic Inc. agreed to cancel its stock purchase warrant agreements (see below), received all of IThena’s then cash balance as payment against the liabilities and agreed to assume the remaining debts and liabilities of IThena, including accounts payable of $71,560, accrued expenses of $11,470, due to related party of $5,375, other liabilities of $118,759, convertible note of $50,000, and accrued interest payable of $567. IThena recognized contributed capital of $257,252 in connection with this transaction.

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit to be used for current operating expenses in an amount not to exceed $540,000, of which $475,064 had been drawn at March 31, 2017 and $250,000 had been drawn at December 31, 2016. Dr. Trieu considered requests for advances under the Line Letter until April 30, 2017. Dr. Trieu has the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consent to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $475,064 under the Line Letter. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and are due and payable upon demand by Dr. Trieu.

Dr. Trieu has the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $0.10 (such price, the “Conversion Price”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice. No capital raising transactions have occurred through the date of this filing with securities at a price lower than $0.28 per share.

Further, we entered into a Master Services Agreement (“MSA”) with Autotelic Inc., a stockholder of IThena, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at our request. See Note 3 for specific terms of the MSA.

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

Business Operations

IThenaPharma, Inc.

IThena is a developer of personalized therapies for combined pain/hypertension through its proprietary Fixed Dose Combination (“FDC”) technology and point of care TDM. Through the combination of these technologies, IThenaPharma is looking to deliver therapies with improved compliance and personalized dosing. IThena’s lead products are the celecoxib FDCs which include IT-102 and IT-103, fixed dose combinations of celecoxib and lisinopril and celecoxib and olmesartan, respectively. IT-102 and IT-103 are being developed as celecoxib without the drug induced edema associated with celecoxib alone. IT-102 and IT-103 are being developed initially for combined arthritis / hypertension and subsequently for treatment of pain, or cancer, or other indications requiring high doses of celecoxib.

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

Marina currently has three clinical development programs underway: (i) next generation celecoxib program drug candidates IT-102 and IT-103, each of which is a fixed dose combination of celecoxib and either lisinopril (IT-102) or olmesartan (IT-103); (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication of Familial Adenomatous Polyposis (“FAP”); and (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer (“CRC”).

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThenaPharma Inc. and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2017, we had an accumulated deficit of $3,033,860 and a negative working capital of $2,297,576. We anticipate that we will continue to incur operating losses as we execute our plan to raise additional funds and investigate strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations. We have previously funded our losses primarily through the sale of common and preferred stock and warrants, the sale of notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2016 and 2015, we funded operations with a combination of the issuance of notes and preferred stock, and license-related revenues. At March 31, 2017, we had a cash balance of $216,441. Our operating activities consume the majority of our cash resources.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets. Actual results could differ from such estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

We consider the fair value of cash, accounts payable, due to related parties, notes payable, convertible notes payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2017:

	Balance at December 31, 2016	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$141,723	$-	$-	$141,723
Total liabilities at fair value	$141,723	$-	$-	$141,723

	Balance at March 31, 2017	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$244,795	$-	$-	$244,795
Total liabilities at fair value	$244,795	$-	$-	$244,795

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the period ended March 31, 2017:

Fair value liability for price adjustable warrants

Balance at December 31, 2016	$141,723
Fair value of warrants issued	-
Exercise of warrants	-
Change in fair value included in condensed consolidated statement of operations	103,072
Balance at March 31, 2017	$244,795

The fair value liability of price adjustable warrants for the three months ended March 31, 2017 was determined using the probability adjusted Black-Scholes option pricing model using exercise prices of $0.28 to $0.75, stock price of $0.28, volatility of 123% to 184%, contractual lives of 2.5 to 6 years, and risk free rates of 0.62% to 1.93%.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of March 31, 2017 or December 31, 2016.

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

	Three Months Ended March 31,
	2017	2016

Stock options outstanding	2,334,000	-
Warrants	27,029,995	139,173
Convertible Notes Payable	1,716,123	-
Total	31,080,118	139,173

Subsequent Events

Except for the event(s) discussed in Note 9, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Note 2 – Intangible Assets

As part of the Merger, the Company allocated $3,502,829   to goodwill. Additionally, a substantial portion of the assets acquired were allocated to identifiable intangible assets. The fair value of the identifiable intangible asset is determined primarily using the “income approach,” which requires a forecast of all the expected future cash flows.

The following table summarizes the estimated fair value of the identifiable intangible asset acquired, their useful life, and method of amortization:

	Estimated Fair Value	Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset	$2,361,066	6	$393,511

The net intangible asset was $2,213,499, net of accumulated amortization of $147,567, as of March 31, 2017. Amortization expense was $98,378 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Note 3 - Related Party Transactions

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. Personnel cost charged by Autotelic Inc. were $158,140 and $41,991 for the three months ended on March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, Autotelic Inc. billed a total of $213,103 and $72,231, including personnel costs (above), respectively. The unpaid balance of $200,333 is recorded as due to related party in the accompanying balance as of March 31, 2017. The Company agreed to issue warrants at a future date for the remaining balance due of $178,572, which is included in accrued expenses as of March 31, 2017.

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

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into the Line Letter dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses, as described in Note 1 above. Dr. Trieu has advanced an aggregate of $475,064     under the Line Letter as of March 31, 2017. Accrued interest on the Line Letter was $5,450 as of March 31, 2017 and is included in convertible notes payable to related parties on the accompanying balance sheets.

On April 4, 2017, the Company entered into a Line Letter with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 5,255,354 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. will consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Autotelic Inc. agreed that it shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) October 4, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued to Autotelic Inc., and shall be due and payable upon demand by Autotelic, Inc.

Note 4 – Notes Payable

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

As of March 31, 2017, the accrued interest expense on the Notes amounted to $21,225, with a total balance of principal and interest of $321,225.

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

These notes were assumed by IThena in connection with the Merger.

Note Payable – Service Provider

On December 28, 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note calls for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note is unsecured and non-interest bearing. The note will be considered paid in full if the Company pays $100,000 by December 31, 2017. The balance due on the note was $115,523 as of March 31, 2017.

Note 5 – Stockholders’ Equity

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

Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.75 per share. In June 2015, an investor converted 90 shares of Series C Preferred into 600,000 shares of common stock with a value of $0.54 per share. In November 2015, an investor converted an additional 90 shares of Series C Preferred into 600,000 shares of common stock with a value of $0.31 per share. Also in November 2015, an investor converted 50 shares of Series D Preferred into 625,000 shares of common stock with a value of $0.28 per share.

In February 2016, an investor converted 110 shares of Series D Preferred into 1,375,000 shares of common stock with a value of $0.15 per share.

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

In February 2017, we entered into two privately negotiated transactions pursuant to which we issued an aggregate of 6,153,684 shares of our common stock for an effective price per share of $0.29 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016.

In February 2017, we issued 300,000 shares of our common stock with a fair value of $0.18 per share to a consultant providing investment advisory services.

In February 2017, we issued 100,000 restricted shares of our common stock with a fair value of $0.14 per share to our CEO for services.

On February 6, 2017, we entered into a Stock Purchase Agreement with LipoMedics, a related party, pursuant to which we issued to LipoMedics an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000.

On March 31, 2017, we entered into a Settlement Agreement, whereby a note receivable for $45,000 was settled with a cash payment by the note holder to the Company of $14,049, the surrender of 60,000 warrants, and the surrender of 87,254 shares of common stock held by the noteholder, which were cancelled effective March 31, 2017.

Warrants

As of March 31, 2017, there were 27,029,995   warrants outstanding, with a weighted average exercise price of $0.43 per share, and annual expirations as follows:

Expiring in 2017	2,100,545
Expiring in 2018	113,831
Expiring in 2019	6,000,000
Expiring in 2020	11,890,792
Expiring in 2021	3,437,500
Expiring thereafter	3,487,327
27,029,995

Note 6 — Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	1,688,106	$3.68
Options granted	646,000	0.17
Options expired	(106)	526.40
Outstanding, March 31, 2017	2,334,000	2.69
Exercisable, March 31, 2017	1,931,000	$3.21

The following table summarizes additional information on Marina’s stock options outstanding at March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	140,000	4.63	$0.10	140,000	$0.10
$0.17 - .018	646,000	4.80	0.17	243,000	0.17
$0.26 - 0.82	484,000	3.24	0.46	484,000	0.46
$1.07 - $2.20	1,021,500	6.24	1.07	1,021,500	1.07
$47.60 - $87.60	21,000	1.19	67.60	21,000	67.60
$127.60 - $207.60	21,500	1.19	158.30	21,500	158.30
Totals	2,334,000	5.03	$3.68	1,931,000	$3.21

Weighted-Average Exercisable Remaining Contractual Life (Years) 5.08

In January 2017, the Company granted a total of 486,000 stock options to directors and officers for services. One-half of the options vest immediately and one-half of the options vest on the one year anniversary of the grant date. The options have an exercise price of $0.17 and a five-year term.

In February 2017, the Company granted a total of 160,000 stock options to key employees for services. The options vest on the one year anniversary of the grant date, have an exercise price of $0.18, and have a five-year term.

At March 31, 2017, we had $51,901 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $44,240 for the three months ended March 31, 2017.

At March 31, 2017, the intrinsic value of options outstanding or exercisable was $99,300 as there were 1,018,000 options outstanding with an exercise price less than $0.28, the per share closing market price of our common stock at that date.

Note 7 — Intellectual Property and Collaborative Agreements

Novosom Agreements

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

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc., a related party (“LipoMedics”), pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Marina Biotech and Marina Biotech has no IP around these products. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 862,068 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $0.29 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Vuong Trieu, Ph.D., the Chairman of the Board of Directors of the Company (the “Board”), is the Chairman of the Board and Chief Operating Officer of LipoMedics.

In consideration Lipomedics agreed to the following fee schedule: 1) Evaluations License Fee. Simultaneous with the execution and delivery of this Agreement, Lipomedics shall enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Marina and Lipomedics, pursuant to which Marina will sell to Lipomedics shares of the common stock of Marina for an aggregate purchase price of $250,000, with the purchase price for each share of Marina common stock being $0.29. 2) Commercial License Fee. Unless this Agreement is earlier terminated, within thirty (30) days following Lipomedics’s delivery of an Evaluation Notice advising that it intends to pursue, or cause to be pursued, further development and commercialization of Licensed Products. 3) For up to and including three Licensed Products, Lipomedics shall pay to Marina a milestone (collectively the “Sales Milestones”) of Ten Million Dollars ($10,000,000) upon reaching Commercial Sales in the Territory in any given twelve month period equal to or greater than Five Hundred Million Dollars ($500,000,000) for a given Licensed Product and of Twenty Million Dollars ($20,000,000) upon reaching Commercial Sales in any given twelve month period equal to or greater than One Billion Dollars ($1,000,000,000) for such Licensed Product, such payments to be made within thirty (30) days following the month in which such Commercial Sale targets are met.

Note 8 – Commitments and Contingencies

Litigation

Because of the nature of the Company’s activities, the Company is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Management is currently not aware of any pending lawsuits.

Note 9 - Subsequent Events

On April 13, 2017, the Company entered into a Compromise and Release Agreement to settle $36,047 due to a service provider for $15,957 in cash and $20,090 of the Company’s common stock at $0.29 per share (for a total issuance of 69,276 shares). The Company issued 69,276 shares to the service provider in May 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 31, 2017. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

●	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;

●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

●	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

●	our ability to attract and retain qualified officers, employees and consultants as necessary; and

●	the costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities & Exchange Commission on March 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Marina Biotech, Inc., a Delaware corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTCQB tier, under the symbol “MRNA”.

Corporate Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and international markets. Our primary therapeutic focus is the disease intersection of hypertension, arthritis, pain, and oncology allowing for the innovative combination therapies from already approved drugs and the proprietary novel oligotherapeutics of Marina Biotech, Inc. (“Marina”). Our approach is meant to reduce the risk associated with developing a new drug and to also accelerate the time to commercialization by shortening the clinical development program through leveraging what is already known or can be learned in our proprietary Patient Level Database (“PLD”).

We currently have three clinical development programs underway including (i) our next generation celecoxib program drug candidates IT-102 and IT-103, each of which is a fixed dose combination of celecoxib and either lisinopril (IT-102) or olmesartan (IT-103), (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication of Familial Adenomatous Polyposis (“FAP”); and (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer (“CRC”).

Our preclinical pipeline also includes oligotherapeutics for bladder cancer, Inflammatory Bowel Disease (“IBD”), and Duchenne Muscular Dystrophy. Preclinical proof of concept studies have been completed with respect to bladder cancer and IBD.

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

Background and Corporate Developments

Merger with IThenaPharma

On November 15, 2016, Marina entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation (“IThena” or “IThenaPharma”), IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and Vuong Trieu, Ph.D. as the IThena Representative (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly owned subsidiary of Marina (such transaction, the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of IThenaPharma’s common stock, other than shares to be cancelled pursuant to the Merger Agreement, was converted into the right to receive 10.510708 shares of Marina common stock (the “Exchange Ratio”). IThenaPharma shareholders were not entitled to receive fractional shares in the Merger. Instead, a holder of IThenaPharma’s common stock that would otherwise have been entitled to receive a fractional share of Marina common stock in the Merger received one full additional share of Marina common stock. In addition, in connection with the Merger, each outstanding IThenaPharma warrant was assumed by Marina and converted into a warrant representing the right to purchase shares of Marina common stock, with the number of shares underlying such warrant and the exercise price thereof being adjusted by the Exchange Ratio, with any fractional shares rounded down to the next lowest number of whole shares. As a result of the Merger, the former holders of IThenaPharma common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Marina common stock immediately following the completion of the Merger.

Marina was incorporated under the laws of the State of Delaware under the name Nastech Pharmaceutical Company on September 23, 1983, and IThena was incorporated under the laws of the State of Delaware on September 3, 2014. IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena are treated as the historical financial statements of our company and are reflected in our quarterly and annual reports for periods ending after the effective time of the Merger, or November 15, 2016. Accordingly, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities & Exchange Commission on March 31, 2017, we reported the results of IThena and Marina and their respective subsidiaries on a consolidated basis.

Autotelic LLC License Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a License Agreement with Autotelic LLC (the “License Agreement”), a stockholder of IThenaPharma that became the holder of 23,123,558 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu, the Chairman of our Board of Directors (the “Board) serves as Chief Executive Officer, pursuant to which (i) Marina licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (ii) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy for pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic LLC TDM Device. Marina also granted a right of first refusal to Autotelic LLC with respect to any license by Marina of the rights licensed by or to Marina under the License Agreement in any cancer indication outside of gastrointestinal cancers.

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

Master Services Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a Master Services Agreement with Autotelic Inc. (“Autotelic”), a stockholder of IThenaPharma that became the holder of 5,255,354 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request (the “Master Services Agreement”). The Master Services Agreement has a term of ten years, though either party can terminate it by giving to the other party ninety (90) days’ prior written notice of such termination (provided that the final day of the term shall be on the last day of the calendar month in which the noticed termination date falls). The resources available to Marina through Autotelic include, without limitation, regulatory, clinical, preclinical, manufacturing, formulation, legal, accounting and information technology.

As partial consideration for the services to be performed by Autotelic under the Master Services Agreement, during the period prior to the date on which we have completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million, we shall issue to Autotelic warrants to purchase shares of our common stock (the “MSA Warrants”), with the number of shares of common stock for which such MSA Warrants are exercisable, and the exercise price for such MSA Warrants, being based on the closing price of our common stock; provided, that in no event shall such price be lower than the lower of (x) $0.28 per share or (y) the lowest exercise price of any warrants that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period beginning on November 15, 2016 and ending on the date of the issuance of the MSA Warrants.

Line Letter with Dr. Trieu

In connection with the Merger, Marina entered into a line of credit dated November 15, 2016 with Dr. Trieu, our Chairman of the Board, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses (“Line Letter”). Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. As of March 31, 2017, Dr. Trieu has advanced an aggregate of $475,064 under the Line Letter. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by a demand promissory note issued to Dr. Trieu, and are due and payable upon demand by Dr. Trieu.

Recent Developments During the Three Months Ended March 31, 2017

Clinical and IP Developments

On January 3, 2017, we announced that the Company was granted a patent for Bacteria Mediated Gene Silencing (EP 08768475.9, European Patent 2173875) claims by the European Patent Office. The granted claims relate to the Company’s tkRNAi technology that is being utilized in its CEQ508 program for the treatment of FAP.

Our clinical data from our CEQ508 Phase 1 trial for the treatment of FAP met its primary and secondary endpoints of safety and efficacy for CEQ508. The data demonstrated “safety and statistically significant Catenin Knockdown for Cohort 2 along the Duodenum and Ileum.” We intend to continue clinical development of CEQ508 in combination with IT-102, which was acquired in the recent merger with IthenaPharma.

Officer Appointments and Employment Agreements

On February 2, 2017, we entered into an employment letter (the “Employment Letter”) with Joseph W. Ramelli, the Chief Executive Officer of the Company. Pursuant to the Employment Letter, Mr. Ramelli shall continue to serve as the Chief Executive Officer of the Company pursuant to the terms and conditions set forth therein. He shall receive a monthly base salary of $10,000, and he also will be entitled to receive a discretionary bonus as determined by the Board of Directors of the Company in its sole discretion. In connection with the Employment Letter, we granted to Mr. Ramelli 100,000 restricted shares of common stock under our 2014 Long-Term Incentive Plan, which shares vested upon our entry into a License Agreement with Lipomedics Inc.

On February 10, 2017, our Board of Directors approved the appointment of Larn Hwang, Ph.D. to serve as our Chief Scientific Officer, effective February 13, 2017. In connection with such appointment, we entered into an employment letter (the “Hwang Letter”) with Dr. Hwang pursuant to which, as compensation for such service, Dr. Hwang will receive an annual base salary of $85,000, and she also will be entitled to receive a discretionary bonus as determined by the Board in its sole discretion. We also granted to Dr. Hwang options to purchase up to 60,000 shares of our common stock under our 2014 Long-Term Incentive Plan at an exercise price of $0.18 per share, with all of such options to vest on the one year anniversary of the Hwang Letter.

On February 10, 2017, our Board of Directors approved the appointment of Mihir Munsif to serve as our Chief Operating Officer, effective February 13, 2017. In connection with such appointment, we entered into an employment letter (the “Munsif Letter”) with Mr. Munsif pursuant to which, as compensation for such service, Mr. Munsif will receive an annual base salary of $65,000, and he also will be entitled to receive a discretionary bonus as determined by the Board in its sole discretion. We also granted to Mr. Munsif options to purchase up to 60,000 shares of our common stock under our 2014 Long-Term Incentive Plan at an exercise price of $0.18 per share, with all of such options to vest on the one year anniversary of the Munsif Letter.

On February 21, 2017, we appointed Seymour Fein MD as our Chief Medical Officer. Having taken more than twenty drugs from development on through FDA approval, Dr. Fein is in a unique position to lead the regulatory and clinical development of our pipeline.

Lipomedics License Agreement

On February 6, 2017, the Company entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc., a related party (“LipoMedics”), pursuant to which, among other things, the Company provided to LipoMedics a license to the Company’s SMARTICLES platform for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Marina Biotech and Marina Biotech has no IP around these products.

Under the terms of the License Agreement, the Company could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of the Company’s common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $0.29 or the volume weighted average price of the common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies the Company that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, the Company shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to the Company.

Vuong Trieu, Ph.D., the Chairman of our Board of Directors, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

Issuances of Equity Securities and Autotelic Line Letter

On February 6, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with LipoMedics, pursuant to which the Company issued to LipoMedics an aggregate of 862,068 shares of the common stock of the Company for a total purchase price of $250,000 ($0.29 per share).

On February 6, 2017 and February 8, 2017, the Company entered into two privately negotiated transactions pursuant to which it committed to issue an aggregate of approximately 6.15 million shares of its common stock for an effective price per share of $0.29 per share. As a result of such transactions, the Company reduced the aggregate amount of its outstanding payables to certain service providers by approximately $1.78 million.

On April 4, 2017, the Company entered into an agreement with Autotelic Inc., pursuant to which Autotelic Inc. offered to the Company an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses of the Company (the “Line Letter”). Autotelic Inc. will consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice to the Company or any other person; provided, that Autotelic Inc. agreed that it shall not demand the repayment of any advances that are made to the Company under the Line Letter prior to the earlier of: (i) October 1, 2017; and (ii) the date on which (x) the Company makes a general assignment for the benefit of its creditors, (y) the Company applies for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of its assets or (z) the Company ceases operations. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by a demand promissory note issued by the Company to Autotelic Inc., and shall be due and payable upon demand by Autotelic Inc. Autotelic Inc. is a stockholder of the Company, and an entity of which Dr. Trieu, the Chairman of the Board of the Company, serves as Chairman of the Board.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Our loss before income taxes for the three months ended March 31, 2017 is summarized as follows in comparison to the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$-	$-
Personnel expenses	306,922	83,982
Research and development	73,431	4,978
Amortization	98,378	-
General and administrative expenses	488,522	25,231
Other income (expense), net	(114,725)	-
Loss before provision for income taxes	$(1,082,778)	$(114,191)

Revenues

We had no in revenue in the three months ended March 31, 2017 or 2016. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the three months ended March 31, 2017 are summarized as follows in comparison to our expenses for the three months ended March 31, 2016:

Personnel Expenses

Personnel expenses consists primarily of costs related to the Master Services Agreement with Autotelic Inc., a stockholder of IThenaPharma, that became the holder of 5,255,354 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request. We pay Autotelic Inc. for their services with both cash and through the issuance of warrants. Personnel expenses increased $229,940 for the three months ended March 31, 2107, as compared to the three months ended March 31, 2016 due to increased use of Autotelic Inc.’s services.

Research and Development

Research and development (“R&D”) expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense increased $68,453 primarily due to the use of additional R&D consulting during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the November 15, 2016 merger, with an estimated fair value of $2,361,066 amortized over its estimated useful life of six years.

General and Administrative Expenses

	Three Months Ended
	March 31, 2017	March 31, 2016
Directors’ fees	$56,250	$-
Accounting and audit fees	69,874	-
Legal fees	244,808	-
Insurance	30,100	-
Other general and administrative expenses	87,491	25,231
Total	$488,522	$23,231

General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased $463,291 primarily since the results of the three months ended March 31, 2017 include the operating expenses of Marina and IThena as a result of the November 15, 2017 merger, while the results for the three months ended March 31, 2016 include only the G&A expenses of IThena.

Other Income (Expense)

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$(11,653)	$-
Change in fair value liability of warrants	(103,072)	-
Total other expense, net	$(114,725)	$-

Total net other expense for the three months ended March 31, 2017 increased $114,725 compared to the three months ended March 31, 2016. The increase is primarily attributable to interest expense on notes payable acquired in the November 15, 2016 merger, and an increase in the estimated fair value of price adjustable warrants, partially offset by a gain on the settlement of accounts payable with a service provider.

The fair value liability is revalued each balance sheet date utilizing probability-weighted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively.

Liquidity & Capital Resources

Working Capital Deficiency

	March 31, 2017	December 31, 2016
Current assets	$401,117	$316,480
Current liabilities	(2,698,693)	(2,967,669)
Working capital deficiency	$(2,297,576)	$(2,651,189)

Current assets increased by $84,637, which was primarily attributable to an increase in cash of $111,094.

Current liabilities decreased by $268,976, which was primarily attributable to a decrease of $675,674 in accrued expenses, which is primarily attributable to a reduction in approximately $947,000 in accrued legal fees through the issuance of 6,153,684 shares of the Company’s common stock during the three months ended March 31, 2017.

Cash Flows

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash used in operating activities	$(369,420)	$(179,907)
Net cash used in investing activities	-	-
Net cash provided by financing activities	480,514	-
Increase (decrease) in cash and cash equivalents	$111,094	$(179,907)

The increase in net cash used in operating activities for the three months ended March 31, 2017, compared to 2016, was mainly due to increased operating expenses as a result of the November 15, 2016 merger. Operating expenses for the three months ended March 31, 2017 includes the expenses of both Marina and IThena, while the operating expenses for the three months ended March 31, 2016 reflect only the operating expenses of IThena.

The Company used no cash in investing activities for the three months ended March 31, 2017 or 2016.

The $480,514 increase in net cash provided by financing activities for the three months ended March 31, 2017, compared to 2016, is attributable to proceeds of $250,000 from the sale of stock, and $230,514 from additional borrowings on the convertible note to related party during the three months ended March 31, 2017.

We will need to raise additional operating capital in calendar year 2017 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception through March 31, 2017 of approximately $3 million, as well as negative cash flows from operating activities. Management estimates that the cash balance as of March 31, 2017 of $216,441, along with the $500,000 Line Letter from Autotelic Inc., will allow the Company to continue its operations and activities through the third or fourth quarter of 2017 without additional funding. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

The interim condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our future plans for developing our business and achieving commercial revenues. If we are unable to obtain the necessary capital when needed, we may have to cease operations.

During 2016, we have funded our losses primarily through the sale of common and preferred stock and warrants, revenue provided from our license agreements and loans provided by Dr. Trieu pursuant to the Line Letter and, to a lesser extent, equipment financing facilities and secured loans. During the first quarter of 2017, we raised $250,000 from the private placement of our equity securities and borrowed $230,514 under the Line Letter. In addition, in April 2017, we entered into an additional credit agreement with Autotelic Inc., pursuant to which Autotelic Inc. offered to the Company an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses of the Company.

Future Financing

We will require additional funds to implement our growth strategy for our business. As mentioned above, we raised additional capital to both supplement our clinical developments that are not covered by any grant funding and to cover our operational expenses. We may raise the additional funds required through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2017.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

a)       Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

(b)       Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2016 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in the 2016 Form 10-K, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities & Exchange Commission on March 31, 2017, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2017, we entered into a Settlement Agreement with a debtor to, and shareholder of, our company, pursuant to which we agreed that indebtedness owed to our company by such debtor in the principal amount of $45,000, plus accrued and unpaid interest thereon, would be settled through: (i) the payment by such debtor to our company of $14,059 in cash; (ii) the surrender by such debtor of 87,254 shares of our common stock for cancellation; and (iii) the surrender by such debtor of warrants to purchase up to 60,000 shares of our common stock at exercise prices ranging from $0.63 to $1.05 for cancellation.

In April 2017, we entered into a Compromise and Release Agreement to settle $36,047 due to a service provider for $15,957 in cash and the issuance to the service provider of 69,276 shares of our common stock. The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit
Number	Description

(10)	Material Contracts

10.1#	Employment Letter dated February 2, 2017 between the Registrant and Joseph W. Ramelli (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2017, and incorporated herein by reference).

10.2	Stock Purchase Agreement dated as of February 6, 2017 by and between the Registrant and Lipomedics Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2017, and incorporated by reference herein).

10.3#	Employment Letter dated February 13, 2017 between the Registrant and Larn Hwang, Ph.D. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2017, and incorporated by reference herein).

10.4#	Employment Letter dated February 13, 2017 between the Registrant and Mihir Munsif (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 8, 2017, and incorporated by reference herein).

10.5*	License Agreement dated February 6, 2017 between the Registrant and Lipomedics, Inc. (1)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

(32)	Section 1350 Certification

32.1*	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(99)	Additional Exhibits

99.1	Press release announcing the grant of a patent for Bacteria Mediated Gene Silencing (EP 08768475.9, European Patent 2173875) claims by the European Patent Office relating to the Company’s tkRNAi technology being utilized in its CEQ508 program that is being developed to treat familial adenomatous polyposis (FAP) (filed as Exhibit 99.1 to our Current Report on Form 8-K dated January 3, 2017, and incorporated by reference herein).

99.2	Audited Financial Statements of IThenaPhama, Inc. as of and for the years ended December 31, 2014 and 2015 and unaudited financial statements of IThenaPharma Inc as of and for the nine months ended September 30, 2015 and 2016 (filed as Exhibit 99.1 to our Current Report on Form 8-K/A dated November 15, 2016, as filed on January 26, 2017, and incorporated by reference herein).

99.3	Unaudited Pro Forma Condensed Combined Financial Statements of Marina Biotech, Inc. and Subsidiaries (filed as Exhibit 99.1 to our Current Report on Form 8-K/A dated November 15, 2016, as filed on January 26, 2017, and incorporated by reference herein).

(101)**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINA BIOTECH, INC.

Date: May 15, 2017	/s/ Joseph W. Ramelli
Joseph W. Ramelli
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

