Form 10-Q
period 2017-06-30
Marina Biotech, Inc.
filed 2017-08-14
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[X].

As of August 11, 2017, there were 9,837,930 shares of registrant’s common stock outstanding.

MARINA BIOTECH, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Items 1, 2, 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINA BIOTECH, INC.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$263,913	$105,347
Prepaid expenses and other assets	138,355	211,133
Total current assets	402,268	316,480

Intangible assets, net	2,727,273	2,311,877
Goodwill	3,502,829	3,558,076
	6,230,102	5,869,953

Total assets	$6,632,370	$6,186,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$938,365	$663,261
Accrued expenses	1,019,476	1,393,521
Due to related party	277,132	83,166
Notes payable	437,823	435,998
Notes payable to related parties	80,410	-
Convertible notes payable	401,283	-
Convertible notes payable to related parties	552,714	250,000
Fair value of liabilities for price adjustable warrants	255,510	141,723
Derivative liability	195,943	-
Total current liabilities	4,158,656	2,967,669

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 1,020 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 60 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 9,837,859 and 8,977,138 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	59,028	53,863
Additional paid-in capital	6,836,339	5,115,983
Deferred compensation	(216,600)	-
Accumulated deficit	(4,205,053)	(1,951,082)

Total stockholders’ equity	2,473,714	3,218,764

Total liabilities and stockholders’ equity	$6,632,370	$6,186,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue

License and other revenues	$-	$-	$-	$-

Operating expenses

Personnel expenses	319,079	71,328	626,001	155,310
Research and development	141,686	52,249	215,117	57,227
Amortization	106,226	-	204,604	-
General and administrative	381,923	4,863	870,445	30,094
Total operating expenses	948,914	128,440	1,916,167	242,631

Loss from operations	(948,914)	(128,440)	(1,916,167)	(242,631)

Other income (expense)

Interest expense	(15,621)	-	(27,274)	-
Change in fair value liability of warrants	(10,715)	-	(113,787)	-
Change in fair value of derivative liability	(195,943)	-	(195,943)	-
	(222,279)	-	(337,004)	-

Loss before provision for income taxes	(1,171,193)	(128,440)	(2,253,171)	(242,631)

Provision for income taxes	-	800	800	800

Net loss	$(1,171,193)	$(129,240)	$(2,253,971)	$(243,431)

Net loss per share – basic and diluted	$(0.12)	$(0.03)	$(0.24)	$(0.06)

Weighted average shares outstanding – basic and diluted	9,733,078	4,227,641	9,567,998	4,063,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Number	Par Value	Capital	Compensation	Deficit	Total

Balance, December 31, 2016	8,977,138	$53,863	$5,115,983	$	$(1,951,082)	$3,218,764

Sale of common stock to related party	86,207	517	249,483	–	–	250,000

Common stock issued for services	30,000	180	53,820	–	–	54,000

Common stock issued for accounts payable	622,296	3,734	972,980	–	–	976,714

Return of common stock for note receivable	(8,725)	(52)	(31,352)	–	–	(31,404)

Restricted stock issued to officers	70,000	420	245,580	(216,600)	–	29,400

Stock option compensation	–	–	59,568	–	–	59,568

Conversion of warrants to common stock	60,944	366	170,277	–	–	170,643

Effects of rounding due to reverse split	(1)	–	–	–	–	-

Net loss	–	–	–		(2,253,971)	(2,253,971)
Balance, June 30, 2017	9,837,859	$59,028.00	$6,836,339	$(216,600)	$(4,205,053)	$2,473,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash Flows Used in Operating Activities:

Net loss	$(2,253,971)	$(243,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	88,968	-
Common shares issued for third party services	54,000	-
Warrants issued for services	-	36,470
Amortization	204,604	-
Fair value liabilities for price adjustable warrants	113,787	-
Change in fair value of derivative liability	195,943	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	41,374	(479)
Accounts payable	330,351	25,531
Accrued expenses	298,491	(23,503)
Due to related party	193,966	(54,150)

Net Cash used in operating activities	(732,487)	(259,562)

Cash Flows Used in Investing Activities:

Purchase of intangible asset	(300,000)	-

Net cash used in investing activities	(300,000)	-

Cash Flows from Financing Activities:

Proceeds from sales of common stock to related party	250,000	-
Proceed from notes payable, related party	80,410
Proceed from convertible notes	400,000	-
Proceed from convertible notes, related parties	290,000	-
Proceeds from conversion of warrants to common stock	170,643	-

Net cash provided by financing activities	1,191,053	-

Increase (decrease) in cash	158,566	(259,562)

Cash – Beginning of Period	105,347	261,848
Cash - End of Period	$263,913	$2,286

Supplementary Cash Flow Information:
	$-	$-
Income taxes paid	$800	$-

Non-cash Investing and Financing Activities:
Issuance of warrants for services	$-	$36,470
Common stock issued for accounts payable	$976,714	$-
Return of common stock for notes receivable	$31,404	$-
Adjustment to goodwill	$55,247	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE and six MONTHS ENDED june 30, 2017

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies

Reverse Stock Split

On August 1, 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. Unless indicated otherwise, all share and per share information included in these financial statements give effect to the reverse split.

Reverse Merger with IThenaPharma

On November 15, 2016, Marina Biotech, Inc. and subsidiaries (“we”, “us”) entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IThenaPharma Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and IThena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, Marina issued to the former shareholders of IThena 58,392,828 shares of the Company’s common stock (5,839,283 shares after adjustment for the Company’s 1 for 10 reverse stock split in August 2017), representing approximately 65% of the issued and outstanding shares of Marina’s common stock following the completion of the Merger. Outstanding warrants to purchase 30,000 shares of common stock of IThena were converted into warrants to purchase common stock of Marina. In addition, Marina appointed Vuong Trieu, the president of IThena, as the Chairman of the Board of Directors of Marina, effective November 15, 2016. Dr. Trieu, in his capacity as the IThena representative, later appointed Philippe P. Calais, Ph.D., as a member of the Board of Directors of Marina effective December 8, 2016, pursuant to the rights granted to the former shareholders of IThena in the Merger Agreement.

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

The number of shares of common stock Marina issued to IThena stockholders is calculated pursuant to the terms of the Merger Agreement based on Marina common stock outstanding as of November 15, 2016, as follows (retroactively adjusted for the 1 for 10 reverse stock split in August 2017):

Shares of Marina common stock outstanding as of November 15, 2016	3,137,855
Divided by the percentage of Marina ownership of combined company	35%
Adjusted total shares of common stock of combined company	8,977,138
Multiplied by the assumed percentage of IThena ownership of combined company	65%
Shares of Marina common stock issued to IThena upon closing of transaction	5,839,283

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

The purchase price as of June 30, 2017 has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities assumed:

Assets and Liabilities Acquired:
Cash	$5,867
Net current liabilities assumed (excluding cash)	(1,871,725)
Identifiable intangible assets	2,361,066
Debt	(326,037)
Net assets acquired	169,171
Goodwill	3,502,829
Purchase price	$3,672,000

The above estimated purchase allocation and goodwill valuation reflects changes in fair value determinations of $55,246 for the six months ended June 30, 2017 and approximately $1,238,000 since the Merger date.

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

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Executive Chairman, for an unsecured line of credit to be used for current operating expenses in an amount not to exceed $540,000, of which all had been drawn at June 30, 2017 and $250,000 had been drawn at December 31, 2016. Dr. Trieu considered requests for advances under the Line Letter until April 30, 2017. Dr. Trieu has the right at any time for any reason in his sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Dr. Trieu agreed that he shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) May 15, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consent to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Dr. Trieu has advanced an aggregate of $540,000 under the Line Letter.  Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and are due and payable upon demand by Dr. Trieu.

Dr. Trieu has the right, exercisable by delivery of written notice thereof (the “Election Notice”), to either: (i) receive repayment for the entire unpaid principal amount advanced under the Line Letter and the accrued and unpaid interest thereon on the date of the delivery of the Election Notice (the “Outstanding Balance”) or (ii) convert the Outstanding Balance into such number of shares of our common stock as is equal to the quotient obtained by dividing (x) the Outstanding Balance by (y) $1.00 (such price, the “Conversion Price”); provided, that in no event shall the Conversion Price be lower than the lower of (x) $2.80 per share or (y) the lowest exercise price of any securities that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period between November 15, 2016 and the date of the delivery of the Election Notice. No capital raising transactions have occurred through the date of this filing with securities at a price lower than $2.80 per share. The embedded conversion feature in the Line Letter qualified it as a derivative instrument since the number of shares issuable under the Line Letter is indeterminate based on guidance under ASC 815, Derivatives and Hedging. The conversion feature of this line letter has been characterized as a derivative liability during the three months ended June 30, 2017, to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The Company recorded a derivative liability of $195,943 for the fair value of this conversion feature as of June 30, 2017.

On April 4, 2017, the Company entered into a Line Letter with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. will consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Autotelic Inc. agreed that it shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) October 4, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued to Autotelic Inc., and shall be due and payable upon demand by Autotelic, Inc.

The balance under the line was $80,410 as of June 30, 2017 and is included in convertible notes to related parties on the accompanying balance sheet.

Further, we entered into a Master Services Agreement (“MSA”) with Autotelic Inc., a stockholder of IThena, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at our request. See Note 3 for specific terms of the MSA.

On November 15, 2016, Marina agreed to issue to Novosom Verwaltungs GmbH (“Novosom”) .15 million shares of common stock upon the closing of the Merger in consideration of Novosom’s agreement that the consummation of the Merger would not constitute a “Liquidity Event” under that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D., and thus that no additional consideration under such agreement would be due to Novosom as a result of the consummation of the Merger.

In July 2016, Marina pledged to issue common stock valued at approximately $15,000 to Novosom for the portion due under our July 2010 Asset Purchase Agreement with Novosom, related to Marina’s license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. In November 2016, we issued 11,905 shares with a value of approximately $15,000 to Novosom as the equity component owed under our July 2016 license agreement.

Common Stock Offering

On June 26, 2017, the Company filed a Form S-1 Registration Statement with the SEC, with amendments on July 27, 2017 and August 3, 2017, to allow the Company to offer directly to selected investors 2,058,823 units (adjusted to reflect the 1 for 10 reverse split of our common stock), with each unit consisting of (i) one share of our common stock, par value $0.006 per share and (ii) a warrant to purchase 0.5 shares of our common stock, at an assumed offering price of $3.40 per unit, which was the closing price of our common stock on July 20, 2017. The warrants will be immediately exercisable at an exercise price that is not less than the offering price per unit in this offering, and will expire on the fifth anniversary of the issuance date. This Registration Statement was not yet effective as of this filing date.

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

Marina Biotech, Inc

Marina Biotech is a fully integrated, commercial stage biopharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and additional international markets. Our portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Our approach is meant to reduce clinical risk and accelerate time to market by shortening the clinical development program through leveraging what is already known or can be learned in our proprietary Patient Level Database.

We currently have one commercial and three clinical development programs underway: (i) Prestalia®, a single-pill fixed dose combination of perindopril, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine, a calcium channel blocker, which has been approved by the U.S. Food and Drug Administration (“FDA”) and is actively marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThenaPharma Inc. and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2017, we had an accumulated deficit of $4,205,053 and a negative working capital of $3,756,388. We anticipate that we will continue to incur operating losses as we execute our plan to raise additional funds and investigate strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations. We have previously funded our losses primarily through the sale of common and preferred stock and warrants, the sale of notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. In 2016 and 2015, we funded operations with a combination of the issuance of notes and preferred stock, and license-related revenues. At June 30, 2017, we had a cash balance of $263,913. Our operating activities consume the majority of our cash resources.

There is substantial doubt about our ability to continue as a going concern for one year from the issuance date of this Form 10-Q, which may affect our ability to obtain future financing or engage in strategic transactions, and may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2017:

	Balance at December 31, 2016	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$141,723	$-	$-	$141,723
Total liabilities at fair value	$141,723	$-	$-	$141,723

	Balance at June 30, 2017	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$255,510	$-	$-	$255,510
Derivative liability	195,943	-	-	195,943
Total liabilities at fair value	$451,453	$-	$-	$451,453

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the period ended June 30, 2017:

Fair value liability for price adjustable warrants

Balance at December 31, 2016	$141,723
Fair value of warrants issued	-
Exercise of warrants	-
Change in fair value included in condensed consolidated statement of operations	113,787
Balance at June 30, 2017	$255,510

The fair value liability of price adjustable warrants for the six months ended June 30, 2017 was determined using the probability adjusted Black-Scholes option pricing model using exercise prices of $2.80 to $7.50, stock price of $2.80, volatility of 70% to 136%, contractual lives of 0.2 to 4.4 years, and risk-free rates of 0.62% to 1.93%.

The following presents activity of the derivative liability determined by Level 3 inputs for the period ended June 30, 2017:

Fair value of derivtive liability

Balance at December 31, 2016	$-
Derivative on new loans	-
Reduction due to debt conversions	-
Change in fair value included in condensed consolidated statement of operations	195,943
Balance at June 30, 2017	$195,943

The fair value liability of derivative liability for the six months ended June 30, 2017 was determined using the binomial pricing model using exercise prices of $2.80, stock price of $3.80, volatility of 44%, contractual life of 63 days, and a risk-free rate of 1.03%.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of June 30, 2017 or December 31, 2016.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (after giving effect of the one for ten reverse stock split) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2017	2016

Stock options outstanding	233,400	-
Warrants	2,492,945	13,917
Convertible Notes Payable	312,050	-
Restricted common stock	70,000
Total	3,108,395	13,917

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

Acquisition of Assets from Symplmed

On June 5, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which we purchased from Symplmed, for aggregate consideration of approximately $620,000   (consisting of $300,000 in cash plus the assumption of certain liabilities of Symplmed in the amount of approximately $320,000), Symplmed’s assets relating to a single-pill fixed-dose combination of perindopril arginine and amlodipine besylate known as Prestalia, that has been approved by the FDA for the treatment of hypertension. In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed agreed to transfer to us, not later than 150 days following the closing date, the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 11, 2012, pursuant to which Symplmed has an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales.

Further, we entered into an offer letter with Erik Emerson, the President and Chief Executive Officer of Symplmed, pursuant to which we hired Mr. Emerson to serve as our Chief Commercial Officer, which appointment became effective on June 22, 2017. We also agreed in such offer letter to issue to Mr. Emerson 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan, with all of such shares to vest on the six (6) month anniversary of the date of grant.

In furtherance of the acquisition and commercialization of Prestalia, on July 21, 2017 we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

The purchase price of $620,000 has been allocated based on a preliminary estimate of the fair value of the assets acquired and is included in intangible assets as of June 30, 2017, and is subject to change.

The following table summarizes the estimated fair value of the identifiable intangible asset acquired, their useful life, and method of amortization:

	Estimated Fair Value	Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset from Merger	$2,361,066	6	$393,511
Intangible asset - Prestalia	620,000	6	103,333
Total	$2,981,066		$496,844

The net intangible asset was $2,727,273, net of accumulated amortization of $253,793, as of June 30, 2017. Amortization expense was $204,604 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

During the period commencing January 1, 2015 (the “Effective Date”) and ending on the date that the Company has completed an equity offering of either common or preferred stock in which the gross proceeds therefrom are no less than $10,000,000 (the “Equity Financing Date”), the Company shall pay Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus warrants for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants are issued. The Company shall also pay Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share is calculated based on the Black-Scholes model.

After the Equity Financing Date, the Company shall pay Autotelic Inc. a cash amount equal to the actual labor cost plus 100% mark up of provided services and 20% mark up of provided services by third party contractors or material used in connection with the performance of the contracts, including but not limited to clinical trial, non-clinical trial, Contract Manufacturing Organizations (“CMO”), FDA regulatory process, Contract Research Organizations (“CRO”) and Chemistry and Manufacturing Controls (“CMC”).

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. Personnel cost charged by Autotelic Inc. were $243,944 and $77,655 for the six months ended on June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, Autotelic Inc. billed a total of $317,044 and $162,765, including personnel costs (above), respectively. The unpaid balance of $277,132 is recorded as due to related party in the accompanying balance as of June 30, 2017. The Company agreed to issue warrants at a future date for the remaining balance due of $291,735, which is included in accrued expenses as of June 30, 2017.

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on June 30, 2018. Upon the completion of certain funding events, IThena had the right to convert the outstanding principal amount of these notes into shares of the IThena’s common stock. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into the Line Letter dated November 15, 2016 with Dr. Trieu, our Executive Chairman, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses, as described in Note 1 above. Dr. Trieu has advanced the full $540,000 under the Line Letter as of June 30, 2017. Accrued interest on the Line Letter was $12,714 as of June 30, 2017 and is included in convertible notes payable to related parties on the accompanying balance sheets.

Line Letter with Autotelic Inc.

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

The balance under the line was $80,410 as of June 30, 2017 and is included in notes to related parties on the accompanying balance sheet.

Note 4 – Notes Payable

Note Purchase Agreement and Amendment

On June 20, 2016, Marina entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which Marina issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $300,000 (the “Notes”). Interest shall accrue on the unpaid principal balance of the Notes at the rate of 12% per annum beginning on September 20, 2016. The Notes were due and payable on June 20, 2017, provided, that, upon the closing of a financing transaction that occurs while the Notes are outstanding, each Purchaser shall have the right to either: (i) accelerate the maturity date of the Note held by such Purchaser or (ii) convert the entire outstanding principal balance under the Note held by such Purchaser and accrued interest thereon into Marina’s securities that are issued and sold at the closing of such financing transaction.

As of June 30, 2017, the accrued interest expense on the Notes amounted to $28,300, with a total balance of principal and interest of $328,300.

Subsequent to June 30, 2017, this Purchase Agreement was amended (see Note 9 – Subsequent Events).

Note Payable – Service Provider

On December 28, 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note calls for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note is unsecured and non-interest bearing. The note will be considered paid in full if the Company pays $100,000 by December 31, 2017. The balance due on the note was $109,523 as of June 30, 2017.

Bridge Note Financing

On June 1, 2017, we issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $400,000 to 10 investors pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with such investors. The Notes bear interest at a rate of five percent (5%) per annum and are due and payable at any time on or after the earlier of (i) June 1, 2018 and (ii) the occurrence of an event of default (as defined in the Note Purchase Agreement).

Upon written notice delivered to us by the holders of a majority in interest of the aggregate principal amount of Notes that are outstanding at the time of such calculation (the “Majority Holders”) not more than five (5) days following the maturity date of the Notes, the Majority Holders shall have the right, but not the obligation, on behalf of themselves and all other holders of Notes, upon written notice delivered to us, to elect to convert the entire unpaid principal amount of all, but not less than all, of the Notes and the accrued and unpaid interest thereon into such number of shares of our common stock as is equal to, with respect to each Note: (x) the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon on the date of the delivery of such notice by (y) $3.50.

As of June 30, 2017, the accrued interest expense on the Notes amounted to $1,283, with a total balance of principal and interest of $401,283.

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

In August 2015, Marina entered into a Securities Purchase Agreement with certain investors pursuant to which Marina sold 220 shares of Series D Preferred, and warrants to purchase up to .344 million shares of Marina’s common stock at an initial exercise price of $4.00 per share before August 2021, for an aggregate purchase price of $1.1 million. Marina incurred $0.01 million of stock issuance costs in conjunction with the Series D Preferred, which were netted against the proceeds. The warrants issued in connection with Series D Preferred contain an exercise price protection provision whereby the exercise price per share to purchase common stock covered by these warrants is subject to reduction in the event of certain dilutive stock issuances at any time within two years of the issuance date, but not to be reduced below $2.80 per share. Any such adjustment will not result in the issuance of any additional shares of Marina’s common stock. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $4.00 per share. The Series D Preferred is initially convertible into an aggregate of 275,000 shares of Marina’s common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

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

Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $7.50 per share. In June 2015, an investor converted 90 shares of Series C Preferred into 60,000 shares of common stock with a value of $5.40 per share. In November 2015, an investor converted an additional 90 shares of Series C Preferred into 60,000 shares of common stock with a value of $3.10 per share. Also in November 2015, an investor converted 50 shares of Series D Preferred into 62,500 shares of common stock with a value of $2.80 per share.

In February 2016, an investor converted 110 shares of Series D Preferred into 137,500 shares of common stock with a value of $1.50 per share.

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

Reverse Stock Split

On August 1, 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. There will be no change to the authorized shares of our common stock as a result of the reverse split. No fractional shares shall be issued in connection with the reverse split; any fraction of a share of common stock that would otherwise have resulted from the reverse split shall be rounded up to the nearest whole share of common stock. Unless indicated otherwise, all share and per share information included in these financial statements give effect to the reverse split.

Stock Issuances

In February 2017, we entered into two privately negotiated transactions pursuant to which we issued an aggregate of 615,368 shares of our common stock for an effective price per share of $2.90 to settle aggregate liability of approximately $948,000, which is reflected in accrued expenses as of December 31, 2016.

In February 2017, we issued 30,000 shares of our common stock with a fair value of $1.80 per share to a consultant providing investment advisory services.

In February 2017, we issued 10,000 restricted shares of our common stock with a fair value of $1.40 per share to our CEO for services.

On February 6, 2017, we entered into a Stock Purchase Agreement with LipoMedics, a related party, pursuant to which we issued to LipoMedics an aggregate of 86,207 shares of our common stock for a total purchase price of $250,000.

On March 31, 2017, we entered into a Settlement Agreement, whereby a note receivable for $45,000 was settled with a cash payment by the note holder to the Company of $14,049, the surrender of 6,000 warrants, and the surrender of 8,725 shares of common stock held by the noteholder, which were cancelled effective March 31, 2017.

On April 13, 2017, the Company entered into a Compromise and Release Agreement to settle $36,047 due to a service provider for $15,957 in cash and $20,090 of the Company’s common stock at $2.90 per share (for a total issuance of 6,928 shares). The Company issued 6,928 shares to the service provider in May 2017.

On May 21, 2017, the holders of warrants to purchase 60,944 shares of our common stock at an exercise price of $2.80 per share exercised such warrants, yielding aggregate gross proceeds to us of $170,643.

We entered into an offer letter with Erik Emerson, the President and Chief Executive Officer of Symplmed, pursuant to which we hired Mr. Emerson to serve as our Chief Commercial Officer, which appointment became effective on June 22, 2017. We also agreed in such offer letter to issue to Mr. Emerson 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan, with all of such shares to vest on the six (6) month anniversary of the date of grant. These shares were issued in June 2017.

Warrants

As of June 30, 2017, there were 2,492,945 warrants outstanding, with a weighted average exercise price of $4.40 per share, and annual expirations as follows:

Expiring in 2017	-
Expiring in 2018	11,383
Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring thereafter	348,733
2,492,945

On May 21, 2017, the holders of warrants to purchase 60,944 shares of our common stock at an exercise price of $2.80 per share exercised such warrants, yielding aggregate gross proceeds to us of $170,643.

A total of 149,111 warrants expired in May 2017.

Note 6 — Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	168,811	$36.80
Options granted	64,600	1.70
Options expired	(11)	5,264.00
Outstanding, June 30, 2017	233,400	26.90
Exercisable, June 30, 2017	193,100	$32.10

The following table summarizes additional information on Marina’s stock options outstanding at June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	14,000	4.38	$1.00	14,000	$1.00
$0.17 - .018	64,600	4.55	1.70	24,300	1.70
$0.26 - 0.82	48,400	2.99	4.60	48,400	4.60
$1.07 - $2.20	102,150	5.99	10.70	102,150	10.70
$47.60 - $87.60	2,100	.95	676.00	2,100	676.00
$127.60 - $207.60	2,150	.95	1,583.00	2,150	1,583.00
Totals	233,400	4.78	$26.90	193,100	$3.21

Weighted-Average Exercisable Remaining Contractual Life (Years) 4.83

In January 2017, the Company granted a total of 48,600 stock options to directors and officers for services. One-half of the options vest immediately and one-half of the options vest on the one year anniversary of the grant date. The options have an exercise price of $1.70 and a five-year term.

In February 2017, the Company granted a total of 16,000 stock options to key employees for services. The options vest on the one-year anniversary of the grant date, have an exercise price of $1.80, and have a five-year term.

At June 30, 2017, we had $36,573 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $59,568 for the six months ended June 30, 2017.

At June 30, 2017, the intrinsic value of options outstanding or exercisable was $201,100 as there were 101,800 options outstanding with an exercise price less than $2.80, the per share closing market price of our common stock at that date.

Note 7 — Intellectual Property and Collaborative Agreements

Novosom Agreements

In July 2010, Marina entered into an agreement pursuant to which Marina acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In February 2016, Marina issued Novosom .021 million shares of common stock valued at $0.06 million as additional consideration under such agreement.

In March 2016, Marina entered into a license agreement covering certain of Marina’s platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, Marina received an upfront license fee of $0.25 million and could receive up to $40 million in success-based milestones. In April 2016, Marina issued Novosom 0.047 million shares of common stock valued at $0.075 million for amounts due under this agreement.

In July 2016, Marina entered into a license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $0.35 million (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, Marina had received $0.05 million per the terms of this license agreement. In November 2016, we issued 0.012 million shares with a value of $0.015 million to Novosom as the equity component owed under Marina’s July 2016 license agreement.

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, Inc., a related party (“LipoMedics”), pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Marina Biotech and Marina Biotech has no IP around these products. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 86,207 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $2.90 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period. LipoMedics may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Vuong Trieu, Ph.D., our Executive Chairman, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

In consideration Lipomedics agreed to the following fee schedule: 1) Evaluations License Fee. Simultaneous with the execution and delivery of the License Agreement, Lipomedics shall enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Marina and Lipomedics, pursuant to which Marina will sell to Lipomedics shares of the common stock of Marina for an aggregate purchase price of $250,000, with the purchase price for each share of Marina common stock being $2.90. 2) Commercial License Fee. Unless the License Agreement is earlier terminated, within thirty (30) days following Lipomedics’s delivery of an Evaluation Notice advising that it intends to pursue, or cause to be pursued, further development and commercialization of Licensed Products. 3) For up to and including three Licensed Products, Lipomedics shall pay to Marina a milestone (collectively the “Sales Milestones”) of Ten Million Dollars ($10,000,000) upon reaching Commercial Sales in the Territory in any given twelve month period equal to or greater than Five Hundred Million Dollars ($500,000,000) for a given Licensed Product and of Twenty Million Dollars ($20,000,000) upon reaching Commercial Sales in any given twelve month period equal to or greater than One Billion Dollars ($1,000,000,000) for such Licensed Product, such payments to be made within thirty (30) days following the month in which such Commercial Sale targets are met.

Note 8 – Commitments and Contingencies

Litigation

Because of the nature of the Company’s activities, the Company is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Management is currently not aware of any pending lawsuits.

Note 9 - Subsequent Events

Amendment of Notes and Warrants

On July 3, 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to those certain promissory notes in the aggregate principal amount of $300,000 (each a “Note” and collectively the “Notes”) that we issued to two accredited investors (the “Purchasers”) pursuant to that certain Note Purchase Agreement dated June 20, 2016 by and among us and the Purchasers (the “Purchase Agreement”), and those certain warrants to purchase up to an aggregate of 951,263 shares of our common stock that were originally issued pursuant to that certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Marina, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto (as amended from time to time), that are currently held by the Purchasers, and that were amended concurrently with the Purchase Agreement to, among other things, extend the price protection with respect to dilutive offerings afforded thereunder to June 19, 2017 (such warrants, as so amended, the “Amended Prior Warrants”).

Pursuant to the Amendment Agreement, among other things:

(i)	the maturity date of the Notes was extended from June 20, 2017 to December 31, 2017;

(ii)	the Purchasers agreed, upon the closing of any financing transaction yielding aggregate gross proceeds to us of not less than $3 million that occurs while the Notes are outstanding (including the financing transaction contemplated by the registration statement of which this prospectus forms a part (any such financing transaction, the “Qualifying Financing Transaction”)), to convert the outstanding principal balance and any accrued interest thereon into the securities of our company to be issued and sold at the closing of the Qualifying Financing Transaction at the most favorable price and terms at which our securities are sold to investors in the Qualifying Financing Transaction;

(iii)	the parties agreed to extend the price protection with respect to the Amended Prior Warrants resulting from dilutive issuances until the expiration of the term of the Amended Prior Warrants (currently February 10, 2020); provided, that such protection shall not apply to the Qualifying Financing Transaction;

(iv)	we agreed to issue to the Purchasers, on a pro rata basis, such number of our securities as are being issued to investors in the Qualifying Financing Transaction as have an aggregate purchase price equal to $375,000 (such securities, the “Consideration Securities”);

(v)	the Purchasers agreed to waive any claim that the exercise price of the Amended Prior Warrants should be reduced to an amount less than $2.80 as a result of any issuance of securities that occurred while the Amended Prior Warrants were outstanding and prior to the date of the Amendment Agreement;

(vi)	the Purchasers agreed that they shall not, for a period of 90 days after the closing of the Qualifying Financing Transaction, sell any Consideration Securities (or any securities issuable upon exercise or conversion of the Consideration Securities) without the prior written consent of the placement agent with respect to such financing transaction;

(vii)	the Purchasers agreed to certain trading limitations with respect to Consideration Securities (or shares of common stock issuable upon exercise or conversion of the Consideration Securities) beginning ninety (90) days following the closing of the Qualifying Financing Transaction. and

(viii)	each Purchaser agreed that, prior to one year before the termination date of the Prior Amended Warrants, such Purchaser shall not exercise any of the Prior Amended Warrants at such time as such Purchaser holds any Consideration Securities (or any securities issued upon the exercise or conversion of any Consideration Securities).

Arrangements with Oncotelic Inc.

On July 17, 2017, we entered into a License Agreement (the “License Agreement”) with Oncotelic, Inc. (“Oncotelic”) pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic also agreed to purchase 49,019 shares of our common stock for an aggregate purchase price of $250,000 ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Oncotelic within thirty (30) days following the date of the License Agreement.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if Oncotelic determines to pursue further development and commercialization of products under the License Agreement, Oncotelic agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $5.10 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which Oncotelic notifies us that it intends to pursue further development or commercialization of a licensed product.

If Oncotelic breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to Oncotelic specifying the breach, if Oncotelic fails to cure such material breach within such sixty (60) day period. Oncotelic may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Dr. Trieu, our Executive Chairman, is the principal stockholder and Chief Executive Officer of Oncotelic.

Sale of DiLA 2 Assets

On July 21, 2017, we entered into a binding term sheet with a third party purchaser (“Purchaser”) pursuant to which Purchaser will purchase from us the patents, know-how, agreements, records and certain other assets relating to our DiLA 2 delivery system. The consideration to be paid by Purchaser to us as a result of this transaction shall consist of: (i) an initial payment of $300,000 to be paid upon the closing of the asset sale; and (ii) an additional $1.2 million to be paid upon the first to occur of (x) a financing in which third party investors purchase equity and/or debt securities of Purchaser resulting in aggregate proceeds to Purchaser of not less than $15 million and (y) the twelve month anniversary of the closing.

The closing of the transaction is subject to the negotiation, execution and delivery of a definitive asset purchase agreement and Purchaser’s determination that its due diligence has been completed and has been found satisfactory, in Purchaser’s sole discretion.

In the term sheet, we agreed that we will negotiate exclusively with Purchaser with respect to the sale of the DiLA 2 assets for a period of ninety (90) days from the date of the term sheet.

Pursuant to the term sheet, at any time following the closing of the transaction and prior to the payment to us of the additional $1.2 million payment, Purchaser may elect to unwind the transaction by providing written notice to such effect to us. Within thirty (30) days of Purchaser’s issuance of such notice, Purchaser shall assign the DiLA 2 assets back to us.

We will retain an exclusive, fully paid and royalty free license to DiLA 2 outside of the field of gene editing as well as a the rights to license DiLA 2 outside of gene editing.

Asset Purchase Agreement

On July 21, 2017, Marina Biotech, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed Pharma”) and its wholly-owned subsidiary Symplmed Technologies, LLC (“Symplmed Tech”, and together with Symplmed Pharma, each as “Seller” and together the “Sellers”) pursuant to which the Company purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care. The parties entered into the Purchase Agreement in furtherance of the obligations of Symplmed Pharma pursuant to that certain Asset Purchase Agreement dated as of June 5, 2017 between the Company and Symplmed Pharma pursuant to which, among other things, the Company acquired the assets of Symplmed Pharma a single-pill fixed dose combination of perindopril arginine and amlodipine besylate known as Prestalia.

Erik Emerson, the Chief Commercial Officer of the Company, is the President and Chief Executive Officer of Symplmed Pharma.

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

Corporate Overview

We are a fully integrated, commercial stage biopharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and additional international markets. Our portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Our approach is meant to reduce clinical risk and accelerate time to market by shortening the clinical development program through leveraging what is already known or can be learned in our proprietary Patient Level Database.

We currently have one commercial and three clinical development programs underway: (i) Prestalia®, a single-pill fixed dose combination of perindopril, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine, a calcium channel blocker, which has been approved by the U.S. Food and Drug Administration (“FDA”) and is actively marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer. Our current focus is primarily on the commercialization of Prestalia and the development of IT-102 and IT-103. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events.

We intend to create value through the continued commercialization of our FDA-approved product, Prestalia, while moving our FDC development programs forward to further strengthen our commercial presence. We intend to retain ownership and control of all of our product candidates, but in the interest of accelerated growth and market penetration, we will also consider partnerships with pharmaceutical or biotechnology companies in order to reduce time to market and to balance development risks, both clinically and financially.

As our strategy is to be a fully integrated biopharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a secondary focus on advancing our FDC pipeline to further enhance our commercial presence.

Vuong Trieu, Ph.D., the Executive Chairman, has significant experience in drug development and commercialization. Dr. Trieu currently serves as Chairman of the Board for the Autotelic consortium of companies including Oncotelic, Stocosil, LipoMedics and Autotelic Inc. Previously he was President and CEO of Igdrasol, a developer of second generation Abraxane, where he pioneered the regulatory pathway for approval of paclitaxel nanomedicine through a single bioequivalence trial against Abraxane. When Igdrasol merged with Sorrento Therapeutics, he became Chief Scientific Officer and a member of the Board of Directors. At Stocosil, he again pioneered the regulatory pathway for taking Olostar, a rosuvastatin/olmesartan FDC into the U.S. as an NDA using only Korean data. He has also been a member of the Board of Directors of Cenomed, a company focusing on CNS drug development. Before that he was Director of Pharmacology, Pharmacokinetics, and Biology at Abraxis Bioscience, where he led the development of albumin encapsulated therapeutics along with building high throughput platform for small molecules, mirRNA, kinases. The Autotelic consortium of companies include the highly successful exit at Igdrasol where it was acquired for up to $1.2 billion by NantPharma and the $10 million equity stake in LipoMedics by Fangsheng Pharmaceuticals Co. Ltd. Dr. Trieu obtained his doctorate in Microbiology/Molecular Biology from the University of Oklahoma.

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

Prior to the Merger, Marina’s pipeline consisted of oligonucleotide-based therapeutics. That pipeline included CEQ508, a product in clinical development for the treatment of FAP, for which Marina received both Orphan Drug Designation (“ODD”) and Fast Track Designation (“FTD”) from the U.S. Food and Drug Administration (“FDA”), as well as preclinical programs for the treatment of Type 1 Myotonic Dystrophy (“DM1”) and DMD. The IThena pipeline of celecoxib FDCs is now incorporated into the combined company. We currently plan to develop IT-102/IT-103 – next generation celecoxib – together with CEQ508, as a therapeutic enhancer for therapies against FAP and CRC. We are also developing IT-102/IT-103 for the treatment of combined arthritis/hypertension and the treatment of pain requiring a high dose of celecoxib.

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

The breadth of our discovery platform allows us to offer to our partners the most appropriate nucleic acid-based therapeutic approach necessary to effectively modulate targets for a specific disease indication, many of which are considered “undruggable” by traditional methodologies. Each approach, i.e. siRNA, miRNA or single-strand oligonucleotide, has its advantages and disadvantages, and we can screen across multiple mechanisms of action to identify the most effective therapeutic. Our licensees, namely ProNAi Therapeutics, Inc. (“ProNAi”), Mirna Therapeutics, Inc. (“Mirna”) and MiNA Therapeutics, Ltd. (“MiNA”), are focused on oncology and have clinical programs in recurrent or refractory non-Hodgkin’s lymphoma and unresectable primary liver cancer or solid cancers with liver involvement.

We believe that we possess a unique industry-leading nucleic acid-based drug discovery platform, which is protected by a strong intellectual property position and validated through: (i) licensing agreements for our SMARTICLES delivery technology with Mirna, ProNAi and MiNA for unique nucleic acid payloads – microRNA mimics, DNA interference oligonucleotides and small-activating RNA, respectively; (ii) Mirna and ProNAi’s respective clinical experience with SMARTICLES; (iii) a licensing agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) for our CRN technology; (iv) a licensing agreement with Protiva Biotherapeutics, Inc. (“Arbutus”), a wholly-owned subsidiary of Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), for our Unlocked Nucleobase Analog (“UNA”) technology; (v) licensing agreements with two large international companies (i.e., Novartis and Monsanto company (“Monsanto”)) for certain chemistry and delivery technologies; and (vi) the FAP phase 1b/2a clinical trial with our TransKingdom RNA™ interference (“tkRNAi”) platform.

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

Subsequent to the Merger we executed on our strategy to become a commercial stage company with the acquisition of Prestalia from Symplmed. Specifically, and as described under “Acquisition of Assets from Symplmed” below, on June 6, 2017 we entered into an Asset Purchase Agreement with Symplmed for the purchase of Prestalia (perindopril amlodipine/amlodipine besylate). Prestalia is an FDA-approved and marketed anti-hypertensive drug. This is a FDC of perindopril arginine, which is an ace inhibitor, and amlodipine besylate, which is a calcium channel blocker (“CCB”), and is indicated as a first line therapy for hypertension control.

The acquisition of Prestalia transitions our company from a clinical stage company to a commercial organization. Prestalia was approved in January 2015 and has been marketed in select U.S. states since then by Symplmed. Prestalia sales saw solid growth through September of 2016, via new patient acquisition and strong patient retention. Due to funding circumstances, further sales promotion of Prestalia was ceased by end of calendar year 2016. In the near term our focus will be dedicated to re-acquiring prior Prestalia patients, with subsequent efforts dedicated to building a strong sales team to fully promote the product.

We believe that the Prestalia acquisition will not only make us a revenue-stage company, but also that the marketing, distribution and sales network that we will build will pave a strong foundation for the promotion and commercialization of our two other hypertension pipeline products – namely IT-102 and IT-103.

Autotelic LLC License Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a License Agreement with Autotelic LLC (the “License Agreement”), a stockholder of IThenaPharma that became the holder of 2,312,356 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu, our Executive Chairman, serves as Chief Executive Officer, pursuant to which (i) Marina licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (ii) Autotelic LLC licensed to Marina certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy for pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic LLC TDM Device. Marina also granted a right of first refusal to Autotelic LLC with respect to any license by Marina of the rights licensed by or to Marina under the License Agreement in any cancer indication outside of gastrointestinal cancers.

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

Master Services Agreement

In connection with the Merger Agreement and the closing of the Merger, on November 15, 2016, Marina entered into a Master Services Agreement with Autotelic Inc. (“Autotelic”), a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request (the “Master Services Agreement”). The Master Services Agreement has a term of ten years, though either party can terminate it by giving to the other party ninety (90) days’ prior written notice of such termination (provided that the final day of the term shall be on the last day of the calendar month in which the noticed termination date falls). The resources available to Marina through Autotelic include, without limitation, regulatory, clinical, preclinical, manufacturing, formulation, legal, accounting and IT.

As partial consideration in connection with the Merger Agreement and the consideration for the services to be performed by Autotelic Inc. under the Master Services Agreement, during the period prior to the date on which we have completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million, we shall issue to Autotelic Inc. warrants to purchase shares of our common stock (the “MSA Warrants”), with the exercise price for such MSA Warrants being based on the closing price of our common stock at the time the MSA Warrants are issued; provided, that in no event shall such price be lower than the lower of (x) $2.80 per share or (y) the lowest exercise price of any warrants that have been issued by us in a capital raising transaction (and that would otherwise reduce the exercise price of any other outstanding warrants issued by us) during the period beginning on November 15, 2016 and ending on the date of the issuance of the applicable MSA Warrants. The number of shares of common stock for which the MSA Warrants are exercisable shall be equal to the quotient obtained by dividing the actual costs to Autotelic Inc, of providing the services under the Master Services Agreement by the exercise price for the MSA Warrants.

Line Letter with Dr. Trieu

In connection with the Merger, Marina entered into a line of credit dated November 15, 2016 with Dr. Trieu, our Executive Chairman, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses (“Line Letter”). Dr. Trieu will consider requests for advances under the Line Letter until April 30, 2017. As of June 30, 2017, Dr. Trieu has advanced an aggregate of $540,000 under the Line Letter. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by a demand promissory note issued to Dr. Trieu, and are due and payable upon demand by Dr. Trieu.

Recent Developments During the Three Months Ended June 30, 2017

Reverse Stock Split

On August 1, 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. There will be no change to the authorized shares of our common stock as a result of the reverse split. No fractional shares shall be issued in connection with the reverse split; any fraction of a share of common stock that would otherwise have resulted from the reverse split shall be rounded up to the nearest whole share of common stock. Unless indicated otherwise, all share and per share information included in this report give effect to the reverse split.

Appointment of Executive Chairman

On June 30, 2017, we appointed Dr. Trieu to serve as Executive Chairman of our company, effective immediately. In such capacity, Dr. Trieu shall have the authority to act in a management capacity on behalf of our company.

Acquisition of Assets from Symplmed Pharmaceuticals LLC

On June 5, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which we purchased from Symplmed, for aggregate consideration consisting of $300,000 in cash and the assumption of certain liabilities of Symplmed in the aggregate amount of approximately $320,000, Symplmed’s assets relating to the fixed-dose combination of perindopril arginine and amlodipine besylate known as prestalia (“Prestalia”), that has been approved by the FDA for the treatment of hypertension.

In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed agreed to transfer to us, not later than 150 days following the closing date, the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 11, 2012, pursuant to which Symplmed has an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the United States (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales.

In furtherance of the acquisition and commercialization of Prestalia, on July 21, 2017 we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

Employment Agreement with Erik Emerson

Further, in connection with the transactions contemplated on June 21 by the Purchase Agreement with Symplmed, we entered into an offer letter, as amended, (“Offer Letter”) with Erik Emerson, the President and Chief Executive Officer of Symplmed, pursuant to which we hired Mr. Emerson to serve as our Chief Commercial Officer, effective immediately. As compensation for his services as Chief Commercial Officer, the Company shall pay to Mr. Emerson an annual base salary of $150,000, and he will be entitled to receive a discretionary bonus as determined by our Board of Directors of the Company (the “Board”) in an amount up to 40% of his base salary, with the payment of such bonus to be based on the achievement of such milestones as shall be determined by the Board following good faith consultation with Mr. Emerson. It is anticipated the Mr. Emerson will devote approximately 50% of his business time to the performance of his duties for the Company. In connection with the Offer Letter, the Company issued to Mr. Emerson 60,000 restricted shares of its common stock under its 2014 Long-Term Incentive Plan, with all of such shares to vest on the six (6) month anniversary of the date of grant.

Line Letter with Autotelic Inc.

On April 4, 2017, we entered into a Line Letter with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. will consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice; provided, that Autotelic Inc. agreed that it shall not demand the repayment of any advances that are made under the Line Letter prior to the earlier of: (i) October 4, 2017; and (ii) the date on which (x) we make a general assignment for the benefit of our creditors, (y) we apply for or consents to the appointment of a receiver, a custodian, a trustee or liquidator of all or a substantial part of our assets or (z) we cease operations. Advances made under the Line Letter shall bear interest at the rate of five percent (5%) per annum, shall be evidenced by the Demand Promissory Note issued to Autotelic Inc., and shall be due and payable upon demand by Autotelic Inc.

Arrangements with Oncotelic Inc.

On July 17, 2017, we entered into a License Agreement (the “License Agreement”) with Oncotelic, Inc. (“Oncotelic”) pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic also agreed to purchase 49,019 shares of our common stock for an aggregate purchase price of $250,000 ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Oncotelic within thirty (30) days following the date of the License Agreement.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if Oncotelic determines to pursue further development and commercialization of products under the License Agreement, Oncotelic agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $5.10 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which Oncotelic notifies us that it intends to pursue further development or commercialization of a licensed product.

If Oncotelic breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to Oncotelic specifying the breach, if Oncotelic fails to cure such material breach within such sixty (60) day period. Oncotelic may terminate the License Agreement by giving thirty (30) days’ prior written notice to us.

Dr. Trieu, our Executive Chairman, is the principal stockholder and Chief Executive Officer of Oncotelic.

Sale of DiLA 2 Assets

On July 21, 2017, we entered into a binding term sheet with a third-party purchaser (“Purchaser”) pursuant to which Purchaser will purchase from us the patents, know-how, agreements, records and certain other assets relating to our DiLA 2 delivery system. The consideration to be paid by Purchaser to us as a result of this transaction shall consist of: (i) an initial payment of $300,000 to be paid upon the closing of the asset sale; and (ii) an additional $1.2 million to be paid upon the first to occur of (x) a financing in which third party investors purchase equity and/or debt securities of Purchaser resulting in aggregate proceeds to Purchaser of not less than $15 million and (y) the twelve month anniversary of the closing.

The closing of the transaction is subject to the negotiation, execution and delivery of a definitive asset purchase agreement and Purchaser’s determination that its due diligence has been completed and has been found satisfactory, in Purchaser’s sole discretion.

In the term sheet, we agreed that we will negotiate exclusively with Purchaser with respect to the sale of the DiLA 2 assets for a period of ninety (90) days from the date of the term sheet.

Pursuant to the term sheet, at any time following the closing of the transaction and prior to the payment to us of the additional $1.2 million payment, Purchaser may elect to unwind the transaction by providing written notice to such effect to us. Within thirty (30) days of Purchaser’s issuance of such notice, Purchaser shall assign the DiLA 2 assets back to us.

We will retain an exclusive, fully paid and royalty free license to DiLA 2 outside of the field of gene editing as well as the rights to license DiLA 2 outside of gene editing.

Bridge Note Financing

On June 1, 2017, we issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $400,000 to 10 investors pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with such investors. The Notes bear interest at a rate of five percent (5%) per annum and are due and payable at any time on or after the earlier of (i) June 1, 2018 and (ii) the occurrence of an event of default (as defined in the Note Purchase Agreement).

Upon written notice delivered to us by the holders of a majority in interest of the aggregate principal amount of Notes that are outstanding at the time of such calculation (the “Majority Holders”) not more than five (5) days following the maturity date of the Notes, the Majority Holders shall have the right, but not the obligation, on behalf of themselves and all other holders of Notes, upon written notice delivered to us, to elect to convert the entire unpaid principal amount of all, but not less than all, of the Notes and the accrued and unpaid interest thereon into such number of shares of our common stock as is equal to, with respect to each Note: (x) the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon on the date of the delivery of such notice by (y) $3.50.

As of June 30, 2017, the accrued interest expense on the Notes amounted to $1,283, with a total balance of principal and interest of $401,283.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Our loss before income taxes for the three months ended June 30, 2017 is summarized as follows in comparison to the three months ended June 30, 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
Revenues	$-	$-
Personnel expenses	319,079	71,328
Research and development	141,686	52,249
Amortization	106,226	-
General and administrative expenses	381,923	4,863
Other expense, net	222,279	-
Loss before provision for income taxes	$(1,171,193)	$(128,440)

Revenues

We had no revenues in the three months ended June 30, 2017 or 2016. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will have revenues when we generate commercial sale of Prestalia. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the three months ended June 30, 2017 are summarized as follows in comparison to our expenses for the three months ended June 30, 2016:

Personnel Expenses

Personnel expenses consists primarily of costs related to the Master Services Agreement with Autotelic Inc., a stockholder of IThenaPharma, that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request. We pay Autotelic Inc. for their services with both cash and through the issuance of warrants. Personnel expenses increased $247,751for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 due to increased use of Autotelic Inc.’s financial and legal services related to commercial asset acquisition activity.

Research and Development

Research and development (“R&D”) expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense increased $89,437 primarily due to the use of additional R&D consulting from scientific personnel in evaluating scientific integration of the new asset with our existing pipeline during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchase on June 5, 2017, with a combined estimated fair value of $2,981,066 amortized over their estimated useful lives of six years.

General and Administrative Expenses

	Three Months Ended
	June 30, 2017	June 30, 2016
Directors’ fees	$56,250	$-
Accounting and audit fees	74,145	-
Legal fees	118,197	-
Insurance	30,600	-
Other general and administrative expenses	102,731	4,863
Total	$381,923	$4,863

General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased $372,197 primarily since the results of the three months ended June 30, 2017 include the operating expenses of Marina and IThena as a result of the November 15, 2017 merger, while the results for the three months ended June 30, 2016 include only the G&A expenses of IThena.

Other Income (Expense)

	Three Months Ended
	June 30, 2017	June 30, 2016
Interest expense	$(15,621)	$-
Change in fair value liability of warrants	(10,715)	-
Change in fair value of derivative liability	(195,943)	-
Total other expense, net	$(222,279)	$-

Total net other expense for the three months ended June 30, 2017 increased $222.279 compared to the three months ended June 30, 2016. The increase is primarily attributable to interest expense on notes payable acquired in the November 15, 2016 merger, and an increase in the estimated fair value of price adjustable warrants and derivative liability.

The fair value liabilities are revalued each balance sheet date utilizing probability-weighted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Our loss before income taxes for the six months ended June 30, 2017 is summarized as follows in comparison to the six months ended June 30, 2016:

	Six months Ended
	June 30, 2017	June 30, 2016
Revenues	$-	$-
Personnel expenses	626,001	155,310
Research and development	215,117	57,227
Amortization	204,604	-
General and administrative expenses	870,445	30,094
Other expense, net	195,943	-
Loss before provision for income taxes	$(2,253,171)	$(242,631)

Revenues

We had no in revenues in the six months ended June 30, 2017 or 2016. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will have revenues when we generate commerical sale of Prestalia. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the six months ended June 30, 2017 are summarized as follows in comparison to our expenses for the six months ended June 30, 2016:

Personnel Expenses

Personnel expenses consists primarily of costs related to the Master Services Agreement with Autotelic Inc., a stockholder of IThenaPharma, that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time during regular business hours at Marina’s request. We pay Autotelic Inc. for their services with both cash and through the issuance of warrants. Personnel expenses increased $470,691 for the six months ended June 30, 2107, as compared to the six months ended June 30, 2016 due to increased use of Autotelic Inc.’s financial and legal services related to commercial asset acquisition activity. Prior to the November 15, 2016 Merger, Autotelic’s services to the Company were primarily limited to accounting and finance.

Research and Development

Research and development (“R&D”) expense consists primarily of costs of sublicensing fees, clinical development and pre-clinical studies, consulting and other outside services, and other costs. R&D expense increased $157,890 primarily due to the use of additional R&D consulting from scientific personnel in evaluating scientific integration of the new asset with our existing pipeline during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchase on June 5, 2017 with a combined estimated fair value of $2,981,066 amortized over their estimated useful lives of six years.

General and Administrative Expenses

	Six Months Ended
	June 30, 2017	June 30, 2016
Directors’ fees	$112,500	$-
Accounting and audit fees	144,019	-
Legal fees	363,005	-
Insurance	60,700	-
Other general and administrative expenses	190,221	30,094
Total	$870,445	$30,094

General and administrative (“G&A”) expense consists primarily of salaries and other personnel-related expenses to support our R&D activities, stock-based compensation for G&A personnel and non-employee members of our Board, professional fees, such as accounting and legal, and corporate insurance costs. G&A costs increased $840,351 primarily since the results of the six months ended June 30, 2017 include the operating expenses of Marina and IThena as a result of the November 15, 2017 merger, while the results for the six months ended June 30, 2016 include only the G&A expenses of IThena.

Other Income (Expense)

	Six Months Ended
	June 30, 2017	June 30, 2016
Interest expense	$(27,274)	$-
Change in fair value liability of warrants	(113,787)	-
Change in fair value of derivative liability	(195,943)	-
Total other expense, net	$(337,004)	$-

Total net other expense for the six months ended June 30, 2017 increased $141,061 compared to the six months ended June 30, 2016. The increase is primarily attributable to interest expense on notes payable acquired in the November 15, 2016 merger, and an increase in the estimated fair value of price adjustable warrants and the derivative liability.

The fair value liabilities are revalued each balance sheet date utilizing probability-weighted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively.

Liquidity & Capital Resources

Working Capital Deficiency

	June 30, 2017	December 31, 2016
Current assets	$402,268	$316,480
Current liabilities	(4,158,656)	(2,967,669)
Working capital deficiency	$(3,756,388)	$(2,651,189)

Current assets increased by $85,788, which was primarily attributable to an increase in cash of $158,566.

Current liabilities increased by $1,190,987, which was primarily attributable to an increase of accounts payable of $339,582 and an increase of $784,407 in convertible notes to related and unrelated parties. These increases are partially offset by the decrease of $374,046 in accrued expenses, which is primarily attributable to a reduction in approximately $947,000 in accrued legal fees through the issuance of 615,368 shares of the Company’s common stock during the six months ended June 30, 2017.

Cash Flows

	Six Months Ended
	June 30, 2017	June 30, 2016

Net cash used in operating activities	$(732,487)	$(259,562)
Net cash used in investing activities	(300,000)	-
Net cash provided by financing activities	1,191,053	-
Increase (decrease) in cash and cash equivalents	$158,566	$(259,562)

The increase in net cash used in operating activities for the six months ended June 30, 2017, compared to 2016, was mainly due to increased operating expenses as a result of the November 15, 2016 merger. Operating expenses for the six months ended June 30, 2017 includes the expenses of both Marina and IThena, while the operating expenses for the six months ended June 30, 2016 reflect only the operating expenses of IThena.

The Company used $300,000 of cash in investing activities for payments towards the June 5, 2017 Prestalia acquisition of the for the six months ended June 30, 2017 or 2016.

The $1,191,053 increase in net cash provided by financing activities for the six months ended June 30, 2017, compared to 2016, is attributable to proceeds of $250,000 from the sale of stock, $370,410 from additional borrowings on related party notes and convertible notes, $400,000 from the issuance of convertible notes, and $170,643 received from the conversion of warrants to common stock during the six months ended June 30, 2017.

We will need to raise additional operating capital in calendar year 2017 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception through June 30, 2017 of approximately $4.2 million, as well as negative cash flows from operating activities. Management estimates that the cash balance as of June 30, 2017 of $263,913, along with the recent financings including $400,000 received from the issuance of convertible notes and the future sale of common stock, will allow the Company to continue its operations and activities through the balance of calendar 2017 without additional funding. However, presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of this report. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future research and development and operational activities and general and administrative expenses through fund raising in the public or private equity markets.

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

During 2016 and 2017, we have funded our losses primarily through the sale of common stock and warrants, revenue provided from our license agreements and loans provided by Dr. Trieu pursuant to the Line Letter and, to a lesser extent, equipment financing facilities and secured loans. During the six months ended June 30, 2017, we raised $250,000 from the private placement of our equity securities, raised $400,000 from the issuance of convertible notes, received $170,643 from the conversion of warrants to common stock, and borrowed $370,410 under the Line Letters. In addition, in April 2017, we entered into an additional credit agreement with Autotelic Inc., pursuant to which Autotelic Inc. offered to the Company an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses of the Company.

Future Financing

We will require additional funds to implement our growth strategy for our business. As mentioned above, we raised additional capital to both supplement our commercialization, clinical developments and operational expenses. We may raise the additional funds required through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended June 30, 2017.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), which have not been remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting. Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2016 Form 10-K. The material weaknesses discussed therein have not been remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in our Form 10-K for the year ended December 31, 2016, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), as filed with the Securities & Exchange Commission on March 31, 2017, in addition to other information contained in those documents and reports that we have filed with the Securities & Exchange Commission pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Demand Promissory Note issued by the Registrant to Autotelic Inc. (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 6, 2017, and incorporated herein by reference).

4.2	Form of Convertible Promissory Note of the Registrant issued to select investors during June 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 17, 2017, and incorporated herein by reference).

10.1	Line Letter dated April 1, 2017 from Autotelic Inc. to the Registrant (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2017, and incorporated herein by reference).

10.2	Asset Purchase Agreement dated June 5, 2017 by and between the Registrant and Symplmed Pharmaceuticals LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2017, and incorporated herein by reference).

10.3	Form of Note Purchase Agreement by and among the Registrant and the lenders named on the signature pages thereto (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 7, 2017, an incorporated herein by reference).

10.4#	Employment Offer Letter dated June 5, 2017 between the Registrant and Erik Emerson (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2017, and incorporated herein by reference).

10.5#	Amendment to Employment Offer Letter between the Registrant and Erik Emerson (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 28, 2017, and incorporated herein by reference).

31.1*	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory arrangement.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINA BIOTECH, INC.

Date: August 11, 2017	/s/ Joseph W. Ramelli
Joseph W. Ramelli
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

