Form 10-Q
period 2017-09-30
Marina Biotech, Inc.
filed 2017-11-13
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of November 13, 2017, there were 10,521,278 shares of the registrant’s common stock outstanding.

MARINA BIOTECH, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Items 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINA BIOTECH, INC.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$8,676	$105,347
Prepaid expenses and other assets	54,631	211,133
Total current assets	63,307	316,480

Intangible assets, net of amortization	2,679,235	2,311,877
Goodwill	3,502,829	3,558,076
	6,182,064	5,869,953

Total assets	$6,245,371	$6,186,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,027,508	$663,261
Due to related party	382,332	83,166
Accrued expenses	1,022,369	1,393,521
Accrued fee payable	320,000	-
Notes payable	441,023	435,998
Notes payable to related parties	92,590	-
Convertible notes payable	406,324	-
Convertible notes payable to related parties	559,029	250,000
Fair value of liabilities for price adjustable warrants	248,068	141,723
Derivative liability	115,271	-
Total current liabilities	4,614,514	2,967,669

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 750 and 1,020 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 60 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 10,021,220 and 8,977,138 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	60,127	53,863

Additional paid-in capital	6,850,567	5,115,983
Deferred compensation	(102,600)	-
Accumulated deficit	(5,177,237)	(1,951,082)

Total stockholders’ equity	1,630,857	3,218,764

Total liabilities and stockholders’ equity	$6,245,371	$6,186,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue

License and other revenues	$-	$-	$-	$-

Operating expenses

Research and development	232,896	50,683	746,221	107,910
General and administrative	680,063	47,065	1,878,301	232,469
Amortization	123,038	-	327,642	-
Total operating expenses	1,035,997	97,748	2,952,164	340,379

Loss from operations	(1,035,997)	(97,748)	(2,952,164)	(340,379)

Other income (expense)

Interest expense	(24,301)	(378)	(51,575)	(378)
Change in fair value liability of warrants	7,442	-	(106,345)	-
Change in fair value of derivative liability	80,672	-	(115,271)	-
	63,813	(378)	(273,191)	(378)

Loss before provision for income taxes	(972,184)	(98,126)	(3,225,355)	(340,757)

Provision for income taxes	-	800	800	800

Net loss	$(972,184)	$(98,926)	$(3,226,155)	$(341,557)

Net loss per share – basic and diluted	$(0.10)	$(0.02)	$(0.33)	$(0.08)

Weighted average shares outstanding	9,869,672	4,227,641	9,645,954	4,118,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated
	Number	Par Value	Capital	Compensation	Deficit	Total

Balance, December 31, 2016	8,977,138	$53,863	$5,115,983	$–	$(1,951,082)	$3,218,764

Sale of common stock to related party	86,207	517	249,483	–	–	250,000

Common stock issued for services	30,000	180	53,820	–	–	54,000

Common stock issued for accounts payable	622,296	3,734	972,980	–	–	976,714

Return of common stock for note receivable	(8,725)	(52)	(31,352)	–	–	(31,404)

Restricted stock issued to officers	70,000	420	245,580	(102,600)	–	143,400

Share based compensation	–	–	74,895	–	–	74,895

Exercise of warrants to common stock	60,944	366	170,277	–	–	170,643

Conversion of Series C Preferred to common stock	180,000	1,080	(1,080)	–		–

Effects of rounding due to reverse split	3,360	19	(19)	–	–	–

Net loss	–	–	–		(3,226,155)	(3,226,155)
Balance, September 30, 2017	10,021,220	60,127	$6,850,567	$(102,600)	$(5,177,237)	1,630,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash Flows Used in Operating Activities:

Net loss	$(3,226,155)	$(341,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	218,295	-
Common shares issued for third party services	54,000	-
Warrants issued for services	-	36,470
Amortization of intangibles	327,642	-
Change in fair value liabilities for price adjustable warrants	106,345	-
Change in fair value of derivative liability	115,271	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	125,098	(479)
Accounts payable	419,494	64,928
Accrued expenses	637,642	(1,355)
Accrued fee	-	-
Due to related party	299,166	(54,150)

Net Cash Used in Operating Activities	(923,202)	(296,143)

Cash Flows Used in Investing Activities:

Purchase of intangible asset	(375,000)	-

Net Cash Used in Investing Activities	(375,000)	-

Cash Flows from Financing Activities:

Proceeds from sale of common stock to related party	250,000	-
Proceeds from notes payable, related party	90,888	-
Proceeds from convertible notes	400,000	50,000
Proceeds from convertible notes, related parties	290,000	-
Proceeds from exercise of warrants to common stock	170,643	-

Net Cash Provided by Financing Activities	1,201,531	50,000

(Decrease) in cash	(96,671)	(246,143)

Cash – Beginning of Period	105,347	261,848
Cash - End of Period	$8,676	$15,705

Supplementary Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$800	$-

Non-cash Investing and Financing Activities:	,
Issuance of warrants for services	$-	$36,470
Common stock issued for accrued expenses	$976,714	$-
Return of common stock for other assets	$31,404	$-
Adjustment to goodwill for change in value of pre-acquisition accounts payable	$55,247	$-
Accrued interest	$32,080
Assumption of Liabilities for acquisition	$320,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies

Business Overview

Marina Biotech, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc., Atossa Healthcare, Inc., and IthenaPharma, Inc. (collectively “Marina,” “we,” “our,” or “us”) is a fully integrated, commercial stage biopharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and certain additional international markets. Its portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Its mission is to provide effective and patient centric treatment for hypertension – including resistant hypertension. In this connection, we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also called Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

In doing so, we have created a universal platform for the effective treatment of hypertension as well as for the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, and the other products in our pipeline, devices for therapeutic drug monitoring, blood pressure, and other cardiac monitors, as well as services such as counseling and prescription reminders.

We currently have one commercial and three clinical development programs underway: (i) Prestalia®, a single-pill fixed dose combination of perindopril, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine, a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is actively marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

Our current focus is primarily on the commercialization of Prestalia and secondarily the development of IT-102 and IT-103. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

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

Reverse Merger with IThenaPharma

On November 15, 2016, Marina entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IthenaPharma, Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). For a more detailed discussion on the reverse merger, refer to Note 2 – Intangible Assets below as well as our 2016 Annual Report on Form 10K filed with the SEC.

IThena is a developer of personalized therapies for combined pain/hypertension through its proprietary Fixed Dose Combination (“FDC”) technology and point of care Therapeutic Drug Monitoring (“TDM”). Through the combination of these technologies, IThenaPharma is looking to deliver therapies with improved compliance and personalized dosing. IThena’s lead products are the celecoxib FDCs which include IT-102 and IT-103, fixed dose combinations of celecoxib and lisinopril and celecoxib and olmesartan, respectively. IT-102 and IT-103 are being developed as celecoxib without the drug induced edema associated with celecoxib alone. IT-102 and IT-103 are being developed initially for combined arthritis / hypertension and subsequently for treatment of pain, or cancer, or other indications requiring high doses of celecoxib.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThenaPharma Inc. and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2017, we had a significant accumulated deficit of $5,177,237 and a negative working capital of $4,551,207. We had obtained a line of credit from Autotelic Inc. of $500,000, of which we have utilized $92,590. As such, we currently have approximately $407,000 of available funds under our line of credit under this line of credit with Autotelic Inc. We believe this amount of available funds is sufficient to fund our operations through December 31, 2017. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all. In 2016, we funded operations primarily through the issuance of convertible debt and license-related revenues.

There is substantial doubt about our ability to continue as a going concern for one year from the issuance date of this Form 10-Q, which may affect our ability to obtain future financing or engage in strategic transactions, and may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets and fair value of financial instruments. Actual results could differ materially from such estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

We consider the fair value of cash, accounts payable, due to related parties, notes payable, notes payable to related parties, convertible notes payable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. The following tables summarize our liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Balance at September 30, 2017	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable Inputs
Liabilities:
Fair value liability for price adjustable warrants	$248,068	$-	$-	$248,068
Derivative liability	115,271	-	-	115,271
Total liabilities at fair value	$363,339	$-	$-	$363,339

	Balance at December 31, 2016	Level 1 Quoted prices in active markets for identical assets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Liabilities:
Fair value liability for price adjustable warrants	$141,723	$-	$-	$141,723
Total liabilities at fair value	$141,723	$-	$-	$141,723

The following presents activity of the fair value liability of price adjustable warrants determined by Level 3 inputs for the period ended September 30, 2017:

Fair value liability for price adjustable warrants

Balance at December 31, 2016	$141,723
Change in fair value included in condensed consolidated statement of operations	106,345
Balance at September 30, 2017	$248,068

The fair value liability of price adjustable warrants for the nine months ended September 30, 2017 was determined using the probability adjusted Black-Scholes option pricing model using exercise prices of $2.80 to $7.50, stock price of $2.70, volatility of 174% to 225%, contractual lives of 0.1 to 4.1 years, and risk-free rates of 0.62% to 1.93%.

The following presents activity of the derivative liability determined by Level 3 inputs for the period ended September 30, 2017:

Fair value of derivative liability

Balance at December 31, 2016	$-
Additions	195,943
Change in fair value included in condensed consolidated statement of operations	(80,672)
Balance at September 30, 2017	$115,271

The fair value liability of derivative liability for the nine months ended September 30, 2017 was determined using the binomial pricing model using exercise prices of $2.80, stock price of $2.70, volatility of 168%, contractual life of 1 year, and a risk-free rate of 1.31%.

Impairment of Long-Lived Assets

We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, at least annually, at December 31. When necessary, we record charges for impairments. Specifically:

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of September 30, 2017 or December 31, 2016.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (after giving effect of the one for ten reverse stock split) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Nine months ended September 30,
	2017	2016

Stock options outstanding	233,400	-
Warrants	2,492,945	13,917
Convertible Notes Payable	315,746	-
Restricted common stock	70,000
Total	3,112,091	13,917

Note 2 – Intangible Assets

Reverse Merger with IThenaPharma

On November 15, 2016, we entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among Marina Biotech, Inc., IThenaPharma Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). Upon completion of the Merger and subject to the applicable provisions of the Merger Agreement, Merger Sub has ceased to exist and IThena continues as the surviving corporation of the Merger and as a wholly-owned subsidiary of Marina. As consideration for the Merger, Marina issued to the former shareholders of IThena 58,392,828 shares of the Company’s common stock (5,839,283 shares after adjustment for the Company’s 1 for 10 reverse stock split in August 2017), representing approximately 65% of the issued and outstanding shares of Marina’s common stock following the completion of the Merger. Outstanding warrants to purchase 30,000 shares of common stock of IThena were converted into warrants to purchase common stock of Marina. In addition, Marina appointed Vuong Trieu, the president of IThena, as the Chairman of the Board of Directors of Marina, effective November 15, 2016. Dr. Trieu, in his capacity as the IThena representative, later appointed Philippe P. Calais, Ph.D., as a member of the Board of Directors of Marina effective December 8, 2016, pursuant to the rights granted to the former shareholders of IThena in the Merger Agreement.

As the former shareholders of IThena control greater than 50% of the Company subsequent to the Merger, for accounting purposes, the Merger was treated as a “reverse acquisition” and IThena is considered the accounting acquirer. IThena accounted for the acquisition of Marina under the purchase accounting method following completion. Accordingly, IThena’s historical results of operations replace Marina’s historical results of operations for all periods prior to the Merger, and for all periods following the Merger, the results of operations of both companies are included. As a result of the Merger, while we have presented the results for the three and nine months ended September 30, 2017 and 2016; the results for the 2016 periods reflect only the results of IThena.

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

The purchase price as of September 30, 2017 has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities assumed:

Assets and Liabilities Acquired:
Cash	$5,867
Net current liabilities assumed (excluding cash)	(1,871,725)
Identifiable intangible assets	2,361,066
Debt	(326,037)
Net assets acquired	169,171
Goodwill	3,502,829
Purchase price	$3,672,000

The above estimated purchase price allocation and goodwill valuation reflects changes in fair value determinations of $55,246 for the nine months ended September 30, 2017 and approximately $1,238,000 since the Merger date. As part of the Merger, the Company allocated $3,502,829 to goodwill. Additionally, a substantial portion of the assets acquired were allocated to identifiable intangible assets. The fair value of the identifiable intangible asset is determined primarily using the “income approach,” which requires a forecast of all the expected future cash flows.

On November 15, 2016, Marina agreed to issue to Novosom Verwaltungs GmbH (“Novosom”) 0.15 million shares of common stock upon the closing of the Merger in consideration of Novosom’s agreement that the consummation of the Merger would not constitute a “Liquidity Event” under that certain Asset Purchase Agreement dated as of July 27, 2010 between and among Marina, Novosom and Steffen Panzner, Ph.D., and thus that no additional consideration under such agreement would be due to Novosom as a result of the consummation of the Merger.

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

Acquisition of Assets from Symplmed

In June 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which we purchased from Symplmed, for aggregate consideration of approximately $0.62 million (consisting of $0.4 million in cash plus the assumption of certain liabilities of Symplmed in the amount of approximately $0.32 million), Symplmed’s assets relating to a single-pill FDC of perindopril arginine and amlodipine besylate known as Prestalia® (“Prestalia”), that has been approved by the FDA for the treatment of hypertension. In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed agreed to transfer to us, not later than 150 days following the closing date, the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 11, 2012, pursuant to which Symplmed has an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales. Management has determined that this acquisition was deemed an asset purchase under FASB ASC 805.

Further, we entered into an offer letter to hire our current Chief Commercial Officer, who was the President and Chief Executive Officer of Symplmed, which appointment became effective on June 22, 2017. We also agreed in such offer letter to issue 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan to our Chief Commercial Officer, with all of such shares to vest on the six (6) month anniversary of the date of grant.

In furtherance of the acquisition and commercialization of Prestalia, on July 21, 2017 we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also known as Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

The purchase price of $0.62 million has been allocated based on a preliminary estimate of the fair value of the assets acquired and is included in intangible assets as of September 30, 2017, and is subject to change.

The following table summarizes the estimated fair value of the identifiable intangible asset acquired, their useful life, and method of amortization:

	Estimated Fair Value	Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset from Merger	$2,361,066	6	$393,511
Intangible asset - Prestalia	620,000	6	103,333
Intangible asset – DyrctAxess	75,000	6	12,500
Total	$3,056,066		$509,344

The net intangible asset was $2,679,235, net of accumulated amortization of $376,831, as of September 30, 2017. Amortization expense was $327,642 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Note 3 - Related Party Transactions

Due to Related Party

The Company and other related entities have a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company has a Master Services Agreement (“MSA”) with a related party that is partly-owned by the Company’s Executive Chairman, Autotelic Inc., effective November 15, 2016. Autotelic Inc. owns less than 10% of the Company. The MSA states that Autotelic Inc. will provide business functions and services to the Company and allows Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA between Marina and Autotelic Inc. was effective on the reverse merger date of November 15, 2016.

During the period commencing November 15, 2016 (the “Effective Date”) and ending on the date that the Company has completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million (the “Equity Financing Date”), the Company shall pay Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus 100% markup in warrants for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants are issued. The Company shall also pay Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share will be calculated based on the Black-Scholes model.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the nine months ended September 30, 2017 and 2016, Autotelic Inc. billed a total of $492,406 and $238,673, including personnel costs of $386,954 and $99,425, respectively. An unpaid balance of $382,332 is recorded as due to related party in the accompanying balance sheet as of September 30, 2017. The Company agreed to issue warrants at a future date for the remaining balance due of $388,745, which is included in accrued expenses as of September 30, 2017.

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to certain related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on June 30, 2018. Upon the completion of certain funding events, IThena had the right to convert the outstanding principal amount of these notes into shares of the IThena’s common stock. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Executive Chairman, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu has advanced the full $540,000 under the Line Letter as of September 30, 2017 ($250,000 as of December 31, 2016). Accrued interest on the Line Letter was $19,029 and $0 as of September 30, 2017 and December 31, 2016, respectively, and is included in convertible notes payable to related parties on the accompanying balance sheets. The line of credit is currently convertible at any time into shares of the Company’s common stock at a price of $2.80 per share.

Line Letter with Autotelic Inc.

On April 4, 2017, the Company entered into a Line Letter with Autotelic Inc for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. is., a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board. Autotelic Inc. was to consider requests for advances under the Line Letter until September 1, 2017. The Company and Autotelic Inc. are in discussions to extend this line letter through December 31, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued to Autotelic Inc., and are due and payable upon demand by Autotelic, Inc.

The balance under the line was $92,590 as of September 30, 2017 and is included in notes to related parties on the accompanying balance sheet. As such, we currently have approximately $407,000 of available funds under this line of credit.

Note 4 – Notes Payable

Note Purchase Agreement and Amendment

In June 2016, Marina entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which Marina issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $300,000 (the “Notes”). Interest was to accrue on the unpaid principal balance of the Notes at the rate of 12% per annum beginning on September 20, 2016. The Notes were due and payable on June 20, 2017, provided, that, upon the closing of a financing transaction that occurs while the Notes are outstanding, each Purchaser shall have the right to either: (i) accelerate the maturity date of the Note held by such Purchaser or (ii) convert the entire outstanding principal balance under the Note held by such Purchaser and accrued interest thereon into Marina’s securities that are issued and sold at the closing of such financing transaction.

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to those Notes and the warrants to purchase shares of our common stock that are currently held by the Purchasers and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Marina, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the Notes to December 31, 2017 and to extend the price protection applicable to certain of the warrants held by the Purchasers with respect to dilutive offerings afforded thereunder to February 10, 2020. Refer to our Form 10-Q for the six months ended June 30, 2017 for a more detailed discussion and additional terms for these Notes.

As of September 30, 2017, the accrued interest expense on the Notes amounted to $37,500, with a total balance of principal and interest of $337,500.

Note Payable – Service Provider

In December 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note calls for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note is unsecured and non-interest bearing. The note will be considered paid in full if the Company pays $100,000 by December 31, 2017. The balance due on the note was $103,523 as of September 30, 2017.

Bridge Note Financing

In June 2017, we issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $400,000 to 10 investors pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with such investors. The Notes bear interest at a rate of five percent (5%) per annum and are due and payable at any time on or after the earlier of (i) June 1, 2018 and (ii) the occurrence of an event of default (as defined in the Note Purchase Agreement). Our Executive Chairman and our Chief Science Officer were each investors in the Notes.

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

As of September 30, 2017, the accrued interest expense on the Notes amounted to $6,324, with a total balance of principal and interest of $406,324.

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

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $7.50 per share. In June 2015, an investor converted 90 shares of Series C Preferred into 60,000 shares of common stock with a value of $5.40 per share. In November 2015, an investor converted an additional 90 shares of Series C Preferred into 60,000 shares of common stock with a value of $3.10 per share. On September 15, 2017, an investor converted 270 shares of Series C Preferred stock into 180,000 shares of our common stock in a cashless exercise.

Series D Preferred

In August 2015, Marina entered into a Securities Purchase Agreement with certain investors pursuant to which Marina sold 220 shares of Series D Preferred, and warrants to purchase up to 344,000 shares of Marina’s common stock at an initial exercise price of $4.00 per share before August 2021, for an aggregate purchase price of $1.1 million. Each share of Series D Preferred has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $4.00 per share. The Series D Preferred is initially convertible into an aggregate of 275,000 shares of Marina’s common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis. In November 2015, an investor converted 50 shares of Series D Preferred into 62,500 shares of common stock. In February 2016, an investor converted 110 shares of Series D Preferred into 137,500 shares of common stock.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets.

Stock Issuances

In February 2017, we entered into two privately negotiated transactions pursuant to which we issued an aggregate of 615,368 shares of our common stock for an effective price per share of $2.90 to settle aggregate liabilities of approximately $948,000, which had been reflected in accrued expenses as of December 31, 2016.

In February 2017, we issued 30,000 shares of our common stock with a fair value of $1.80 per share to a consultant providing investment advisory services.

In February 2017, we issued 10,000 restricted shares of our common stock with a fair value of $1.40 per share to our CEO for services.

In February 2017, we entered into a Stock Purchase Agreement with LipoMedics, a related party, pursuant to which we issued to LipoMedics an aggregate of 86,207 shares of our common stock for a total purchase price of $250,000.

In March 2017, we entered into a Settlement Agreement, whereby a note receivable for $45,000 was settled with a cash payment by the note holder to the Company of $14,049, the surrender of 6,000 warrants, and the surrender of 8,725 shares of common stock held by the noteholder, which were cancelled effective March 31, 2017.

In April 2017, the Company entered into a Compromise and Release Agreement to settle $36,047 due to a service provider for $15,957 in cash and $20,090 of the Company’s common stock at $2.90 per share (for a total issuance of 6,928 shares). The Company issued 6,928 shares to the service provider in May 2017.

In May 2017, the holders of warrants to purchase 60,944 shares of our common stock at an exercise price of $2.80 per share exercised such warrants, yielding aggregate gross proceeds to us of $170,643.

In June 2017, we entered into an offer letter to hire our current Chief Commercial Officer, who was the President and Chief Executive Officer of Symplmed, which appointment became effective on June 22, 2017. We also agreed in such offer letter to issue 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan to our Chief Commercial Officer, with all of such shares to vest on the six (6) month anniversary of the date of grant. These shares were issued in June 2017.

In August 2017, in connection with the reverse split, we issued 3,360 shares of common stock due to rounding at exchange and participant levels.

In September 2017, an investor converted 270 shares of Series C Preferred stock into 180,000 shares of our common stock on a cashless basis.

Warrants

As of September 30, 2017, there were 2,492,945 warrants outstanding, with a weighted average exercise price of $4.40 per share, and annual expirations as follows:

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

Note 6 — Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	168,811	$36.80
Options granted	64,600	1.70
Options expired	(11)	5,264.00
Outstanding, September 30, 2017	233,400	26.85
Exercisable, September 30, 2017	193,100	$32.10

The following table summarizes additional information on Marina’s stock options outstanding at September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	14,000	4.30	$1.00	14,000	$1.00
$0.17 - .018	64,600	4.13	1.72	24,300	1.70
$0.26 - 0.82	48,400	2.73	4.62	48,400	4.62
$1.07 - $2.20	102,150	5.74	10.73	102,150	10.73
$47.60 - $87.60	2,100	.69	676.00	2,100	676.00
$127.60 - $207.60	2,150	.69	1,582.98	2,150	1,582.98
Totals	233,400	4.53	$26.85	193,100	$32.10

Weighted-Average Exercisable Remaining Contractual Life (Years) 4.53

In January 2017, the Company granted a total of 48,600 stock options to directors and officers for services. One-half of the options vest immediately and one-half of the options vest on the one-year anniversary of the grant date. The options have an exercise price of $1.70 and a five-year term.

In February 2017, the Company granted a total of 16,000 stock options to key employees for services. The options vest on the one-year anniversary of the grant date, have an exercise price of $1.80, and have a five-year term.

Subsequent to the date of the financial statements, in October 2017, we appointed our Chief Financial Officer and our Chief Legal Officer. In connection with these appointments, we granted to each such officer options to purchase up to 60,000 shares of our common stock under our 2014 Long-Term Incentive Plan, with all of such options vesting and becoming exercisable on the one-year anniversary of the grant date.

At September 30, 2017, we had $36,573 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $59,568 for the nine months ended September 30, 2017.

At September 30, 2017, the intrinsic value of options outstanding or exercisable was $201,100 as there were 101,800 options outstanding with an exercise price less than $2.80, the per share closing market price of our common stock at that date.

Note 7 — Intellectual Property and Collaborative Agreements

Novosom Agreements

In July 2010, Marina entered into an agreement pursuant to which Marina acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In February 2016, Marina issued Novosom 20,548 shares of common stock valued at approximately $58,000 as additional consideration under such agreement.

In March 2016, Marina entered into a license agreement covering certain of Marina’s platforms for the delivery of an undisclosed genome editing technology. Under the terms of the agreement, Marina received an upfront license fee of $250,000 and could receive up to $40 million in success-based milestones. In April 2016, Marina issued Novosom 47,468 shares of common stock valued at approximately $75,000 for amounts due under this agreement.

In July 2016, Marina entered into a license agreement with an undisclosed licensee that grants such licensee rights to use Marina’s technology and intellectual property to develop and commercialize products combining certain molecules with Marina’s liposomal delivery technology known as NOV582. Under the terms of this agreement, the licensee agreed to pay to us an upfront license fee in the amount of $350,000 (to be paid in installments through the end of 2017), along with milestone payments on a per-licensed-product basis and royalty payments in the low single digit percentages. As of September 30, 2016, Marina had received $50,000 per the terms of this license agreement. In November 2016, we issued 11,905 shares with a value of $15,000 to Novosom as the equity component owed under Marina’s July 2016 license agreement.

Arrangements with LipoMedics

In February 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Marina and Marina has no IP around these products. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 86,207 shares of our common stock for a total purchase price of $250,000.

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

Vuong Trieu, Ph.D., our Executive Chairman, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

In consideration Lipomedics agreed to the following fee schedule: 1) Evaluations License Fee. Simultaneous with the execution and delivery of the License Agreement, Lipomedics shall enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Marina and Lipomedics, pursuant to which Marina will sell to Lipomedics shares of the common stock of Marina for an aggregate purchase price of $0.25 million, with the purchase price for each share of Marina common stock being $2.90. 2) Commercial License Fee. Unless the License Agreement is earlier terminated, within thirty (30) days following Lipomedics’s delivery of an Evaluation Notice advising that it intends to pursue, or cause to be pursued, further development and commercialization of Licensed Products. 3) For up to and including three Licensed Products, Lipomedics shall pay to Marina a milestone (collectively the “Sales Milestones”) of $10 million upon reaching Commercial Sales in the Territory in any given twelve month period equal to or greater than $500 million for a given Licensed Product and of $20 million upon reaching Commercial Sales in any given twelve month period equal to or greater than $1 million for such Licensed Product, such payments to be made within thirty (30) days following the month in which such Commercial Sale targets are met.

Arrangements with Oncotelic Inc.

In July 2017, we entered into a License Agreement (the “License Agreement”) with Oncotelic, Inc. (“Oncotelic”) pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic also agreed to purchase 49,019 shares of our common stock for an aggregate purchase price of $0.25 million ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Oncotelic within thirty (30) days following the date of the License Agreement.

Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if Oncotelic determines to pursue further development and commercialization of products under the License Agreement, Oncotelic agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $0.5 million, with the purchase price for each share of common stock being the greater of $5.10 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which Oncotelic notifies us that it intends to pursue further development or commercialization of a licensed product.

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

Dr. Trieu, our Executive Chairman, is the principal stockholder and Chief Executive Officer of Oncotelic.

Sale of DiLA 2 Assets

In July 2017, we entered into a binding term sheet with a third-party purchaser (“Purchaser”) pursuant to which Purchaser will purchase from us the patents, know-how, agreements, records and certain other assets relating to our DiLA 2 delivery system. The consideration to be paid by Purchaser to us as a result of this transaction shall consist of: (i) an initial payment of $0.3 million to be paid upon the closing of the asset sale; and (ii) an additional $1.2 million to be paid upon the first to occur of (x) a financing in which third party investors purchase equity and/or debt securities of Purchaser resulting in aggregate proceeds to Purchaser of not less than $15 million and (y) the twelve-month anniversary of the closing.

The closing of the transaction is subject to the negotiation, execution and delivery of a definitive asset purchase agreement and Purchaser’s determination that its due diligence has been completed and has been found satisfactory, in Purchaser’s sole discretion.

In the term sheet, we agreed that we will negotiate exclusively with Purchaser with respect to the sale of the DiLA 2 assets for a period of ninety (90) days from the date of the term sheet. Although this ninety (90) day period has expired according to the term sheet, negotiations are ongoing between us and the Purchaser.

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

Asset Purchase Agreement

In July 2017, Marina entered into an Asset Purchase Agreement with Symplmed Pharmaceuticals LLC and its wholly-owned subsidiary Symplmed Technologies, LLC pursuant to which the Company purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care (see Note 2).

Note 8 – Commitments and Contingencies

Amendment to Agreement with Windlas Healthcare Private Limited

On August 17, 2017, we entered into an amendment (the “Amendment”) of that certain Pharmaceutical Development Agreement dated as of March 30, 2017 by and between Windlas Healthcare Private Limited (“Windlas”) and our company (the “Development Agreement”), relating to the development by Windlas of certain pharmaceutical products to be used for conducting clinical trials or for regulatory submissions, as more fully described therein. Pursuant to the Amendment, we and Windlas agreed to amend the Development Agreement to reflect our agreement to issue to Windlas, and Windlas’ agreement to accept from us, in lieu of cash payments with respect to forty percent (40%) of the total amount reflected on invoices sent from time to time by Windlas to us, shares of our common stock having an aggregate value equal to forty percent (40%) of such invoiced amount (with the remaining portion of the invoiced amount being paid in cash). The maximum value of common stock that may be issued to Windlas pursuant to the Development Agreement (as modified by the Amendment) is $2 million. The parties also agreed that the foregoing payment arrangement would apply to any Contract Manufacturing and Supply Agreement (or similar agreement) relating to the manufacturing of commercial batches of the products covered by the Development Agreement that may be entered into between the parties.

Litigation

Because of the nature of the Company’s activities, the Company is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, the Company is not aware of any pending lawsuits against the Company, its officers or directors.

The Company has been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint has been filed in the Supreme Court of the State of New York, the Company has not been legally served. The complaint alleges, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) the Company is liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement the Company is only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. If and when the Company is legally served, it is the intention of the Company to dispute jurisdiction, the sufficiency of the pleading and the claims set forth in this complaint, and to defend this matter, vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain. An unfavorable outcome could materially and adversely affect the business, financial condition and results of operations of the Company.

Note 9 - Subsequent Events

Except for the event(s) discussed in this Note 9, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

In September 2017, we entered into an engagement letter with a financial advisor pursuant to which, among other things, we agreed to issue to such financial advisor, in partial consideration of the services to be rendered under the engagement letter, an aggregate of 500,058 shares of our common stock. The shares were issued in November 2017.

In October 2017, we appointed our Chief Financial Officer and our Chief Legal Officer. In connection with these appointments, we granted to each such officer options to purchase up to 60,000 shares of our common stock under our 2014 Long-Term Incentive Plan, with all of such options vesting and becoming exercisable on the one-year anniversary of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction, debt or otherwise and at terms acceptable to us;
●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
●	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	the costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Marina Biotech, Inc., a Delaware corporation, and its wholly-owned subsidiaries, , MDRNA Research, Inc., Cequent Pharmaceuticals, Inc. and Atossa HealthCare, Inc.; and IThenaPharma Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTCQB tier, under the symbol “MRNA.”

Corporate Overview

We are a fully integrated, commercial stage biopharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and certain additional international markets. Our portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Our mission is to provide effective and patient centric treatment for hypertension – including resistant hypertension. In this connection, we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also called Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

In doing so, we have created a universal platform for the effective treatment of hypertension as well as for the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, and the other products in our pipeline, devices for therapeutic drug monitoring, blood pressure, and other cardiac monitors, as well as services such as counseling and prescription reminders.

We currently have one commercial and three clinical development programs underway: (i) Prestalia®, a single-pill fixed dose combination of perindopril, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine, a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is actively marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

Our current focus is primarily on the commercialization of Prestalia and secondarily the development of IT-102 and IT-103. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

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

Reverse Merger with IThenaPharma

Marina was incorporated under the laws of the State of Delaware under the name Nastech Pharmaceutical Company on September 23, 1983, and IThena was incorporated under the laws of the State of Delaware on September 3, 2014. On November 15, 2016, Marina entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among Marina, IThenaPharma Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena are treated as the historical financial statements of our company and are reflected in our quarterly and annual reports for periods ending after the effective time of the Merger, or November 15, 2016. Accordingly, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017, we have reported the results of IThena and Marina and their respective subsidiaries on a consolidated basis. As a result of the Merger, while we have presented the results for the three and nine periods ended September 30, 2017 and 2016, the results for the 2016 periods reflect only the results of IThena.

IThena is a developer of personalized therapies for combined pain/hypertension through its proprietary FDC technology and point of care Therapeutic Drug Monitoring system (“TDM”). Through the combination of these technologies, IThena is looking to deliver therapies with improved compliance and personalized dosing. IThena’s lead products are the celecoxib FDCs which include IT-102 and IT-103, FDCs of celecoxib and lisinopril and celecoxib and olmesartan, respectively. IT-102 and IT-103 are being developed as celecoxib without the drug induced edema associated with celecoxib alone. IT-102 and IT-103 are being developed initially for combined arthritis / hypertension and subsequently for treatment of pain, or cancer, or other indications requiring high doses of celecoxib.

Acquisition of Prestalia

Subsequent to the Merger we executed on our strategy to become a commercial stage company with the acquisition of Prestalia from Symplmed. Specifically, on June 6, 2017 we entered into an Asset Purchase Agreement with Symplmed for the purchase of Prestalia, which is an FDA-approved and marketed anti-hypertensive drug. This is a FDC of perindopril arginine, an ACE inhibitor, and amlodipine besylate, a calcium channel blocker (“CCB”), and is indicated as a first line therapy for hypertension control.

We believe that the acquisition of Prestalia transforms our company from a clinical stage company to a commercial organization. Prestalia was approved in January 2015 and has been marketed in select U.S. states since then by Symplmed. Prestalia sales saw solid growth through September of 2016, via new patient acquisition and strong patient retention. Due to lack of funding, further revenues and marketing of Prestalia was ceased by the end of calendar year 2016. In the near term our focus will be dedicated to re-acquiring prior Prestalia patients, with subsequent efforts dedicated to building a strong sales team to fully market the product. This includes our efforts to re-establish our relationships with our contract manufacturers to support marketing Prestalia.

We believe that the Prestalia acquisition will not only make us a revenue-stage company, but also that the marketing, distribution and sales network that we will build will pave a strong foundation for the promotion and commercialization of our two other hypertension pipeline products – namely IT-102 and IT-103, as well as any other similar products that we internally develop or acquire.

Line Letters with Related Parties

In connection with the Merger, Marina entered into a line of credit dated November 15, 2016 with Dr. Trieu, our Executive Chairman, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses (“Line Letter”). As of September 30, 2017, Dr. Trieu has advanced an aggregate of $540,00 under the Line Letter. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by a demand promissory note issued to Dr. Trieu, and are due and payable upon demand by Dr. Trieu.

On April 4, 2017, we entered into a Line Letter with Autotelic for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic was to consider requests for advances under the Line Letter until September 1, 2017. The Company and Autotelic Inc. are in discussions to extend this line letter through December 31, 2017. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued to Autotelic, and are due and payable upon demand by Autotelic. We currently have approximately $407,000 of available funds under this line of credit. We believe that this available cash is sufficient to fund our operations through December 31, 2017.

Recent Developments During the Three Months Ended September 30, 2017

Amendment of Notes and Warrants

On July 3, 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to those certain promissory notes in the aggregate principal amount of $300,000 (each a “Note” and collectively the “Notes”) that we issued to two accredited investors (the “Purchasers”) pursuant to that certain Note Purchase Agreement dated June 20, 2016 by and among us and the Purchasers (the “Purchase Agreement”), and those certain warrants to purchase up to an aggregate of 951,263 shares of our common stock that were originally issued pursuant to that certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among the Company, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto (as amended from time to time), that are currently held by the Purchasers, and that were amended concurrently with the Purchase Agreement to, among other things, extend the price protection with respect to dilutive offerings afforded thereunder to June 19, 2017 (such warrants, as so amended, the “Amended Prior Warrants”).

Pursuant to the Amendment Agreement, among other things: (i) the maturity date of the Notes was extended from June 20, 2017 to December 31, 2017; (iii) the Purchasers agreed, upon the closing of any financing transaction yielding aggregate gross proceeds to us of not less than $3 million that occurs while the Notes are outstanding (any such financing transaction, the “Qualifying Financing Transaction”), to convert the outstanding principal balance and any accrued interest thereon into the securities of our company to be issued and sold at the closing of the Qualifying Financing Transaction at the most favorable price and terms at which our securities are sold to investors in the Qualifying Financing Transaction; (iv) the parties agreed to extend the price protection with respect to the Amended Prior Warrants resulting from dilutive issuances until the expiration of the term of the Amended Prior Warrants (currently February 10, 2020); provided, that such protection shall not apply to the Qualifying Financing Transaction; and (v) we agreed to issue to the Purchasers, on a pro rata basis, such number of our securities as are being issued to investors in the Qualifying Financing Transaction as have an aggregate purchase price equal to $375,000.

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

Dr. Trieu, our Executive Chairman, is the principal stockholder and Chief Executive Officer of Oncotelic.

Sale of DiLA 2 Assets

On July 21, 2017, we entered into a binding term sheet with a third-party purchaser (the “Purchaser”) pursuant to which the Purchaser will purchase from us the patents, know-how, agreements, records and certain other assets relating to our DiLA 2 delivery system. The consideration to be paid by Purchaser to us as a result of this transaction shall consist of: (i) an initial payment of $300,000 to be paid upon the closing of the asset sale; and (ii) an additional $1.2 million to be paid upon the first to occur of (x) a financing in which third party investors purchase equity and/or debt securities of Purchaser resulting in aggregate proceeds to Purchaser of not less than $15 million and (y) the twelve-month anniversary of the closing.

The closing of the transaction is subject to the negotiation, execution and delivery of a definitive asset purchase agreement and Purchaser’s determination that its due diligence has been completed and has been found satisfactory, in Purchaser’s sole discretion.

We agreed that we will negotiate exclusively with Purchaser with respect to the sale of the DiLA 2 assets for a period of ninety (90) days from the date of the term sheet. Although this ninety (90) day period has expired according to the term sheet, negotiations are ongoing between us and the Purchaser. Pursuant to the term sheet, at any time following the closing of the transaction and prior to the payment to us of the additional $1.2 million payment, Purchaser may elect to unwind the transaction by providing written notice to such effect to us. Within thirty (30) days of Purchaser’s issuance of such notice, Purchaser shall assign the DiLA 2 assets back to us. We will retain an exclusive, fully paid and royalty free license to DiLA 2 outside of the field of gene editing as well as the rights to license DiLA 2 outside of gene editing.

Acquisition of DyrctAxess Platform

On July 21, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed Pharma”) and its wholly-owned subsidiary Symplmed Technologies, LLC (“Symplmed Tech”, and together with Symplmed Pharma, each as “Seller” and together the “Sellers”) pursuant to which we purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care. The parties entered into the Purchase Agreement in furtherance of the obligations of Symplmed Pharma pursuant to that certain Asset Purchase Agreement dated as of June 5, 2017 between the Company and Symplmed Pharma pursuant to which, among other things, the Company acquired the assets of Symplmed Pharma relating to Prestalia.

Reverse Stock Split

On August 1, 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. There was no change to the authorized shares of our common stock as a result of the reverse split. No fractional shares were issued in connection with the reverse split; any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the nearest whole share of common stock.

Amendment to Agreement with Windlas Healthcare Private Limited

On August 17, 2017, we entered into an amendment (the “Amendment”) of that certain Pharmaceutical Development Agreement dated as of March 30, 2017 by and between Windlas Healthcare Private Limited (“Windlas”) and our company (the “Development Agreement”), relating to the development by Windlas of certain pharmaceutical products to be used for conducting clinical trials or for regulatory submissions, as more fully described therein. Pursuant to the Amendment, we and Windlas agreed to amend the Development Agreement to reflect our agreement to issue to Windlas, and Windlas’ agreement to accept from us, in lieu of cash payments with respect to forty percent (40%) of the total amount reflected on invoices sent from time to time by Windlas to us, shares of our common stock having an aggregate value equal to forty percent (40%) of such invoiced amount (with the remaining portion of the invoiced amount being paid in cash). The maximum value of common stock that may be issued to Windlas pursuant to the Development Agreement (as modified by the Amendment) is $2 million. The parties also agreed that the foregoing payment arrangement would apply to any Contract Manufacturing and Supply Agreement (or similar agreement) relating to the manufacturing of commercial batches of the products covered by the Development Agreement that may be entered into between the parties.

Sale of Smarticles Assets

On September 8, 2017, we entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Novosom Verwaltungs GmbH (“Novosom”) pursuant to which we sold to Novosom substantially all of our intellectual property estate relating to our Smarticles delivery technology (the “Smarticles IP”). We previously acquired such Smarticles IP from Novosom pursuant to that certain Asset Purchase Agreement dated July 27, 2010 between us and Novosom (the “Original Purchase Agreement”). Following the date of the Original Purchase Agreement, we entered into certain agreements with third parties pursuant to which we provided to such third parties certain licenses and rights with respect to the Smarticles IP (the “License Agreements”).

As per the IP Purchase Agreement, Novosom paid to us $1.00 in cash, and thereafter we shall no longer be responsible for the ongoing costs of maintaining the Smarticles IP. In addition, the parties agreed that we would retain rights to any future payments that may be due to us from licensees pursuant to the License Agreements, including milestone and royalty payments, if any, and Novosom agreed to relinquish any rights that it may have under the Original Purchase Agreement to any portion of such payments.

Appointment of Executive Officers

On October 2, 2017, we entered into an Offer Letter with Amit Shah pursuant to which Mr. Shah shall serve as our Chief Financial Officer, and on October 12, 2017, we entered into an Offer Letter with Peter D. Weinstein, Ph.D., J.D. pursuant to which Dr. Weinstein shall serve as our Chief Legal Officer, in each case effective immediately. We agreed to pay a base salary of $120,000 per year to Mr. Shah and a base salary of $150,000 per year to Dr. Weinstein. It is anticipated that each of Mr. Shah and Dr. Weinstein will devote approximately 50% of his business time to the performance of his duties for the Company. Each such officer shall be shall be entitled to receive a discretionary bonus as determined by our Board of Directors in an amount up to 40% of such officer’s base salary. Our obligations to make the foregoing payments shall not become effective unless and until the closing of a single capital raising transaction involving the issuance by us of our equity (or equity-linked) securities yielding aggregate gross proceeds to us of not less than $5 million on or prior to December 31, 2017. We also granted to each such officer options to purchase up to 60,000 shares of our common stock at an exercise price of $2.70 per share (with respect to Mr. Shah) and $2.40 per share (with respect to Dr. Weinstein) under our 2014 Long-Term Incentive Plan, with all of such options vesting and becoming exercisable on the one-year anniversary of the grant date.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2017

Our loss before income taxes for the three months ended September 30, 2017 is summarized as follows in comparison to the three months ended September 30, 2016. As a result of the November 2016 Merger with IThena, the results of operations for the three months ended September 30, 2017 include the operating expenses of Marina and IThena while the results for the three months ended September 30, 2016 include only the results of IThena.

	Three Months Ended
	September 30, 2017	September 30, 2016
Revenues	$-	$-
Research and development	232,896	50,683
General and administrative expenses	680,063	47,065
Amortization	123,038	-
Other income (expense), net	63,813	(378)
Loss before provision for income taxes	$(972,184)	$(98,126)

Revenues

We had no revenues in the three months ended September 30, 2017 or 2016. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the three months ended September 30, 2017 are summarized as follows in comparison to our expenses for the three months ended September 30, 2016. As stated above, as a result of the November 2016 Merger with IThena, the results of operations for the three months ended September 30, 2017 include the operating expenses of Marina and IThena while the results for the three months ended September 30, 2016 include only the results of IThena:

Research and Development

Research and development (“R&D”) expense increased by $182,213, as compared to the three months ended September 30, 2016, primarily due to costs related to the MSA with Autotelic Inc., where the Company pays cash to Autotelic Inc. for their services totaling $96,151, on a non-cash basis, through the issuance of warrants valued at $96,151. Other R&D expenses consist of costs of sublicensing fees, clinical development, pre-clinical studies, consulting, other outside services, and other costs.

General and Administrative

General and administrative (“G&A”) expense increased by $632,998 for the three months ended September 30, 2107, as compared to the three months ended September 30, 2016, primarily due to personnel costs of $192,676 and costs related to the MSA with Autotelic Inc., where the Company pays cash to Autotelic Inc. for their services totaling $46,859, on a non-cash basis, through the issuance of warrants valued at $46,859. Other G&A expenses consisted of legal costs of approximately $176,000, accounting and auditing fees of approximately $50,000, approximately $56,000 for board member fees and approximately $37,000 for insurance costs. No similar expenses were recorded during the three months ended September 30, 2016.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with a combined estimated fair value of $3,056,066.

Other Income (Expense)

	Three Months Ended
	September 30, 2017	September 30, 2016
Interest expense	$(24,301)	$(378)
Change in fair value liability of warrants	7,442	-
Change in fair value of derivative liability	80,672	-
Total other expense, net	$63,813	$(378)

Total net other expense for the three months ended September 30, 2017 increased $64,191 compared to the three months ended September 30, 2016. The increase is primarily attributable to a decrease in the estimated fair value of price adjustable warrants and the derivative liability of approximately $7,000 and $81,000, respectively, partially offset by an increase in interest expense of $24,000 on notes payable assumed in the Merger.

The fair value liability is revalued each balance sheet date utilizing probability-weighted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

As a result of the Merger with IThena, the results of operations for the nine months ended September 30, 2017 include the operating expenses of Marina and IThena while the results for the nine months ended September 30, 2016 include only the expenses of IThena. Our loss before income taxes for the nine months ended September 30, 2017 is summarized as follows in comparison to the nine months ended September 30, 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenues	$-	$-
Research and development	746,221	107,910
General and administrative expenses	1,878,301	232,469
Amortization	327,642	-
Other income (expense), net	(273,191)	(378)
Loss before provision for income taxes	$(3,225,355)	$(340,757)

Revenues

We had no in revenues in the nine months ended September 30, 2017 or 2016. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the nine months ended September 30, 2017 are summarized as follows in comparison to our expenses for the nine months ended September 30, 2016. As a result of the November 2016 Merger with IThena, the results of operations for the three months ended September 30, 2017 include the operating expenses of Marina and IThena while the results for the three months ended September 30, 2016 include only the results of IThena.

Research and Development

Research and development (“R&D”) expense increased by $638,311, as compared to the nine months ended September 30, 2016, primarily due to costs related to the MSA with Autotelic Inc., where the Company pays cash to Autotelic Inc. for their services totaling $245,255 and, on a non-cash basis, through the issuance of warrants valued at $245,255. Other R&D expenses consist of costs of sublicensing fees, clinical development, pre-clinical studies, consulting, other outside services, and other costs.

General and Administrative

General and administrative (“G&A”) expense increased by $1,645,832 for the nine months ended September 30, 2107, as compared to the nine months ended September 30, 2016, primarily due to personnel costs and costs related to the MSA with Autotelic Inc., where the Company pays Autotelic Inc., where the Company pays cash to Autotelic Inc. for their services totaling $141,699 and, on a non-cash basis, through the issuance of warrants valued at $141,699. Other G&A expenses consisted of legal costs of approximately $540,000, accounting and auditing fees of approximately $194,000, approximately $169,000 for board member fees and approximately $97,000 for insurance costs. No similar expenses were recorded during the nine months ended September 30, 2016.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the Merger and the asset purchases on June 5, 2017 and July 21, 2017, with a combined estimated fair value of $3,056,066.

Other Income (Expense)

	Nine Months Ended
	September 30,2017	September 30, 2016
Interest expense	$(51,575)	$(378)
Change in fair value liability of warrants	(106,345)	-
Change in fair value of derivative liability	(115,271)	-
Total other expense, net	$(273,191)	$(378)

Total net other expense for the nine months ended September 30, 2017 increased $272,813 compared to the nine months ended September 30, 2016. The increase is primarily attributable to an increase in the estimated fair value of price adjustable warrants and derivative liability and interest expense on notes payable acquired in the Merger.

The fair value liability is revalued each balance sheet date utilizing probability-weighted Black-Scholes computations, with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively.

Liquidity & Capital Resources

Working Capital Deficiency

	September 30, 2017	December 31, 2016
Current assets	$63,307	$316,480
Current liabilities	(4,614,514)	(2,967,669)
Working capital deficiency	$(4,551,207)	$(2,651,189)

Current assets decreased by $253,173, which was attributable to a decrease in cash of $96,671 and a decrease in prepaid expenses of $156,502.

Current liabilities increased by $1,646,845, which was primarily attributable to an increase of accounts payable of $364,247, an increase of $299,166 in amounts due related parties, and an increase of $715,353 in convertible notes to related and unrelated parties.

Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net cash used in operating activities	$(923,202)	$(296,143)
Net cash used in investing activities	(375,000)	-
Net cash provided by financing activities	1,201,531	50,000
Increase (decrease) in cash and cash equivalents	$(96,671)	$(246,143)

The increase in net cash used in operating activities during the nine months ended September 30, 2017, compared to 2016, was mainly due to increased operating expenses subsequent to the Merger, offset by non-cash stock compensation of $272,000, amortization of intangibles of $328,000, an increase in accounts payable of $355,000, an increase in accrued expenses of $639,000 and an increase in amounts due to related party of $353,000.

The Company used cash of $300,000 in investing activities for payments towards the July 21, 2017 Prestalia acquisition and $75,000 towards the DyrctAxess acquisition during the nine months ended September 30, 2017. This investment was made to transform the Company to be a commercial stage company from a development stage company.

The $1,151,531 increase in net cash provided by financing activities during the nine months ended September 30, 2017, compared to 2016, is primarily attributable to proceeds of $250,000 from the sale of stock, $380,888 from additional borrowings on related party notes and convertible notes, $400,000 from the issuance of convertible notes, and $170,643 received from the conversion of warrants to common stock.

We will need to raise additional operating capital in calendar year 2017 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. We have an accumulated deficit for the period from inception through September 30, 2017 in excess of $5 million, as well as negative cash flows from operating activities. We had obtained a line of credit from Autotelic Inc. of $500,000, of which we have utilized $92,590. As such, we currently have approximately $407,000 of available funds under our line of credit with Autotelic Inc. that is being used to maintain operations. We believe that this available cash is sufficient to fund our operations through December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future research and development and operational activities and general and administrative expenses through fund raising in the public or private debt and equity markets and strategic transactions.

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

During 2016 and 2017, we have funded our losses primarily through the sale of common stock and warrants, revenue provided from our license agreements, loans provided by Dr. Trieu and Autotelic Inc. pursuant to the Line Letters, the issuance of convertible notes and, to a lesser extent, equipment financing facilities and secured loans. During the nine months ended September 30, 2017, we raised $250,000 from the private placement of our equity securities, raised $400,000 from the issuance of convertible notes, received $170,643 from the conversion of warrants to common stock, and borrowed $380,888 under the Line Letter from Dr. Trieu. In addition, in April 2017, we entered into an additional credit agreement with Autotelic Inc., pursuant to which Autotelic Inc. offered to the Company an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses of the Company. We have utilized $92,590 and have approximately $407,000 available under the Line Letter with Autotelic Inc. We believe that the cash available to us under this Line Letter will be sufficient to fund our operations through December 31, 2017.

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we have, in the past, raised additional capital to both supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended September 30, 2017.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2016 Form 10-K. The material weaknesses discussed therein have not been fully remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in our Form 10-K for the year ended December 31, 2016, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow. In connection with such remediation efforts, in October 2017 we engaged Amit Shah to serve as our Chief Financial Officer.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint has been filed in the Supreme Court of the State of New York, the Company has not been legally served. The complaint alleges, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) the Company is liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement the Company is only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. If and when the Company is legally served, it is the intention of the Company to dispute jurisdiction, the sufficiency of the pleading and the claims set forth in this complaint, and to defend this matter, vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain. An unfavorable outcome could materially and adversely affect the business, financial condition and results of operations of the Company.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), as filed with the SEC on March 31, 2017, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, we entered into an engagement letter with a financial advisor pursuant to which, among other things, we agreed to issue to such financial advisor, in partial consideration of the services to be rendered under the engagement letter, an aggregate of 500,058 shares of our common stock. The shares were issued in November 2017. The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the fiscal quarter ended September 30, 2017 we issued 180,000 unregistered shares of common stock to the holders of our Series C Convertible Preferred Stock in connection with the conversion of 270 shares of our Series C Convertible Preferred Stock. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Marina Biotech, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 2, 2017, and incorporated herein by reference).

10.1	Amendment Agreement, dated July 3, 2017, by and among Marina Biotech, Inc. and the lenders signatory thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2017, and incorporated herein by reference).

10.2	Asset Purchase Agreement, dated July 21, 2017, by and among Marina Biotech, Inc., Symplmed Pharmaceuticals LLC and Symplmed Technologies, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

10.3	Intellectual Property Purchase Agreement dated as of September 8, 2017 by and between Marina Biotech, Inc. and Novosom Verwaltungs GmbH (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017, an incorporated herein by reference).

10.4*	License Agreement dated July 17, 2017 between Marina Biotech, Inc. and Oncotelic, Inc. (1)

10.5*	Amendment Agreement, dated August 3, 2017, by and among Marina Biotech, Inc. and the lenders signatory thereto

31.1*	Certification of our Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of our Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of our Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MARINA BIOTECH, INC.

Date: November 13, 2017	/s/ Joseph W. Ramelli
Joseph W. Ramelli
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ Amit Shah
Amit Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

