Form 10-Q/A
period 2017-09-30
Marina Biotech, Inc.
filed 2018-02-09
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

MARINA BIOTECH, INC.

FORM 10-Q/A

EXPLANATORY

NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.4 to the Form 10-Q. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.4 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.4. Except for the changes to Exhibit 10.4, this Amendment does not otherwise update any exhibits as originally filed or previously amended. This Amendment is being filed to replace Exhibit 10.4 to include certain portions of such exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.4.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.4*	License Agreement dated July 17, 2017 between Marina Biotech, Inc. and Oncotelic, Inc. (1)

31.1*	Certification of our Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of our Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been filed separately with the SEC.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINA BIOTECH, INC.

Date: February 9, 2018	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Executive Chairman
(Principal Executive Officer)

Date: February 9, 2018	/s/ Amit Shah
Amit Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)