Form 10-K/A
period 2017-12-31
Marina Biotech, Inc.
filed 2018-04-30
CIK 737207

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018 (the “2017 Annual Report”). We are filing this Amendment to: (i) include information that was to be incorporated by reference from our definitive proxy statement in connection with our annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since we will not file our definitive proxy statement in connection with such annual meeting within 120 days of our fiscal year ended December 31, 2017; (ii) fix a typographical error contained in the Report of Independent Registered Public Accounting Firm, so that the date of such report would properly be reflected as April 17, 2018; and (iii) add the consent of our independent registered public accounting firm as Exhibit 23.1. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes are being made to the 2017 Annual Report. Except as described above, the 2017 Annual Report continues to speak as of the date of filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Annual Report other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 2017 Annual Report on Form 10-K and the registrant’s other filings with the Securities and Exchange Commission.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

As of April 27, 2018, the number of members of our Board of Directors is fixed at seven (7). The members of our Board of Directors as of such date are as follows:

Name	Age	Position	Director Since
Vuong Trieu, Ph.D.	54	Executive Chairman	November 2016
Isaac Blech	68	Director	November 2017
Philippe P. Calais, Ph.D.	59	Lead Independent Director	January 2017
Philip C. Ranker	58	Director	January 2014
Donald A. Williams	59	Director	September 2014
Tim Boris	49	Director	April 2018
Erik Emerson	47	Director and Chief Commercial Officer	April 2018

The biographies of each director below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Vuong Trieu, Ph.D. – Dr. Trieu has served as a director of our company, and as the Chairman of our Board of Directors, since November 2016. He has also served as Executive Chairman of our company since June 30, 2017. Dr. Trieu currently serves as the Chairman of the Board and the Chief Executive Officer at Autotelic Inc. (since May 2014), as the Chairman of the Board and the Chief Regulatory Officer at each of Glucotelic Inc. (since November 2016), Osteotelic Inc. (since July 2016), Oncotelic Inc. (since October 2015) and Stocosil (since February 2015), and as the Chairman of the Board and the Chief Operating Officer at LipoMedics Inc. (since August 2015). He previously served as Chairman of the Board and President of IThenaPharma Inc. from August 2014 until that entity’s merger with Marina Biotech in November 2016, as the Chief Scientific Officer of Sorrento Therapeutics, Inc. from September 2013 until May 2014, as the President and Chief Executive Officer at IgDraSol Inc. from January 2012 until August 2013, as the President and Chief Executive Officer at Biomiga Diagnostics from 2011 until August 2013, and as the Director of Biology / Pharmacology at Abraxis BioScience from November 2002 until July 2011. He also served as a member of the Board of Directors of Sorrento Therapeutics, Inc. from September 2013 until August 2014. Dr. Trieu received a Ph.D. in microbiology / molecular biology from the University of Oklahoma.

Isaac Blech – Mr. Blech has served as a director of our company since November 2017. Mr. Blech currently serves on the Board of Directors of Contrafect Corporation, a biotech company specializing in novel methods to treat infectious disease, and of SpendSmart Networks, Inc., a national full-service mobile and loyalty marketing agency. Mr. Blech also serves as Vice Chairman of each of Cerecor, Inc., a company focused on pediatrics and rare diseases, Edge Therapeutics, Inc., a CNS company developing new treatments for conditions such as brain trauma, and Diffusion Pharmaceuticals, Inc., an oncology company. Previously, Mr. Blech served on the Board of Directors of Medgenics, Inc. from 2011 to 2017, of InspireMD, Inc. from 2016 to 2017, and of root9B Holdings, Inc. from 2011 to 2017. Mr. Blech was a founder of the world’s leading biotechnology companies, such as Celgene Corporation, ICOS Corporation, Pathogenesis Corporation, Nova Pharmaceutical Corporation and Genetic Systems Corporation. These companies are responsible for major advances in oncology, infectious disease and cystic fibrosis. Mr. Blech received a B.A. in Medicine from Baruch College. We believe that Mr. Blech’s experience as a director of numerous public biotechnology companies gives him the qualifications, skills and financial expertise to serve on our Board.

Tim Boris – Mr. Boris has served as a director of our company since April 27, 2018. Mr. Boris is an experienced General Counsel and business executive who has served on or been legal advisor to executive and leadership teams in multiple industries. He served as the President of SpendSmart Networks, Inc. from April 19, 2016 until March 2017. Mr. Boris served as General Counsel and Secretary of SpendSmart Networks, Inc. from January 20, 2015 and February 21, 2015, respectively, until March 2017. Mr. Boris previously served as Vice President of Legal Affairs and General Counsel for Restorgenex Corporation (currently Diffusion Pharmaceuticals) from August 2011 until January 19, 2015. He received a Bachelor’s of Business Administration from the University of Michigan and a juris doctorate from the University of San Diego School of Law.

Philippe P. Calais, Ph.D. – Dr. Calais has served as a director of our company since January 2017. Dr. Calais has over 30 years of biopharmaceutical and pharmaceutical industry experience in North America and Europe. Prior to becoming CEO of Isarna Therapeutics, a developer of oligonucleotide therapeutics, he managed several biopharmaceutical companies in Canada and in Europe and headed a large technology transfer organization, focusing on corporate strategic positioning, company deployment and sales optimization strategies. His management expertise, combined with extensive experience with large pharma companies, such as ICI Pharmaceuticals and Roche, covers the full scope of the drug chain — from discovery to clinical development, commercialization as well as partnership and franchise strategic marketing for several therapeutic areas. He has successfully raised significant financing internationally for private and publicly traded biotechs. A French citizen residing in Germany, he has a degree and doctorate in pharmacy from France.

Erik Emerson – Mr. Emerson has served as a director of our company since April 27, 2018 and as our Chief Commercial Officer since June 22, 2017. Mr. Emerson has served as the Chief Executive Officer and President of Symplmed Pharmaceuticals since he founded that company in 2013. During his time at Symplmed Pharmaceuticals, Mr. Emerson led that company to the submission, approval and commercial launch of Prestalia, and to the eventual sale of such assets to Marina Biotech in June 2017. He also spearheaded the development and launch of Symplmed’s DyrctAxess technology, a patented software designed to manage prescription fulfillment and patient monitoring. DyrctAxess has demonstrated a significant impact on patient conversion to treatment, long-term compliance and overall patient retention. Prior to founding Symplmed, Mr. Emerson served as the head of Commercial Development at XOMA from 2010 to 2013, and as Director of Marketing at Gilead Sciences from 2007 to 2010. Mr. Emerson began his career at King Pharmaceuticals in sales, sales training and marketing. Mr. Emerson, age 47, graduated from the University of Oregon with a Bachelor of Arts in Political Science with a specialization in Administration and Organization.

Philip C. Ranker – Mr. Ranker has served as a director of Marina Biotech since January 2014. Currently, Mr. Ranker serves as chief financial officer at Bioness, Inc. Previously he served as chief accounting officer of Marina Biotech from September 7, 2011 until September 30, 2011, and then served as interim chief financial officer and secretary of Marina Biotech from October 1, 2011 until December 31, 2013. Before that, Mr. Ranker served as chief financial officer of Suneva Medical, Inc. from 2009 to 2011, and as vice president of finance at Amylin Pharmaceuticals, Inc. from 2008 to 2009. Prior to Amylin, Mr. Ranker held various positions with Nastech Pharmaceutical Company Inc. (the predecessor to Marina Biotech) from 2004 to 2008, including vice president of finance from August 2004 until September 2005, and chief financial officer and secretary from September 2005 until January 2008. From September 2001 to August 2004, Mr. Ranker served as director of finance for ICOS Corporation. Prior to working at ICOS, Mr. Ranker served in various positions in corporate accounting, managed care contracting and research and development, including senior finance director, at Aventis Pharmaceutical and its predecessor companies during his nearly 15 years with the organization. From February 2006 until 2010, Mr. Ranker also served as a member of the board of directors and as the chair of the audit committee of ImaRx Therapeutics, Inc., which executed an initial public offering during his tenure. Prior to Aventis, Mr. Ranker was employed by Peat Marwick (currently KPMG) as a Certified Public Accountant. Mr. Ranker holds a B.S. in accounting from the University of Kansas.

Donald A. Williams – Mr. Williams has served as a director of Marina Biotech since September 2014. Mr. Williams is a 35-year veteran of the public accounting industry, retiring in 2014. Mr. Williams spent 18 years as an Ernst & Young (EY) Partner and the seven years as a partner with Grant Thornton (GT). Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During the last seven years at GT, he served as the National Leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both EY and GT on multiple initial public offerings; secondary offerings; private and public debt financings; as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the board of directors and is past president and chairman of the San Diego Venture Group and has served on the board of directors of various charitable organizations in the communities in which he has lived. Beginning in 2015, Mr. Williams has served as a director of Alphatec Holdings, Inc. (and its wholly-owned operating subsidiary, Alphatec Spine, Inc.). Beginning in 2016, Mr. Williams has served as a director of Akari Therapeutics PLC, and beginning in March 2017 Mr. Williams has served as a director of ImpediMed Limited. Mr. Williams served as a director of Proove Biosciences, Inc., a private company, from January 2015 until May 2017. Mr. Williams is a graduate of Southern Illinois University with a B.S. degree.

Biographical Information Concerning Executive Officers

Biographical information concerning our executive officers as of April 27, 2018 (other than Dr. Trieu, our Executive Chairman, and Erik Emerson, our Chief Commercial Officer, with respect to each of whom biographical information is set forth above) is set forth below.

Joseph W. Ramelli – Mr. Ramelli has served as our Chief Executive Officer since December 8, 2016. Previously he served as interim Chief Executive Officer and Chairman of the Board of Directors of Marina Biotech from June 10, 2016 until December 8, 2016, and as a director of Marina Biotech from August 2012 until December 8, 2016. Mr. Ramelli worked as a consultant for several investment funds providing in-depth due diligence and investment recommendations. He has over 20 years of experience in the investment industry, having worked as both an institutional equity trader and as an equity analyst at Eos Funds, Robert W. Duggan & Associates and Seneca Capital Management. Mr. Ramelli, age 50, graduated with honors from the University of California at Santa Barbara, with a B.A. in business economics.

Larn Hwang, Ph.D. – Dr. Hwang has served as our Chief Scientific Officer since February 2017. Dr. Hwang, age 55, has served as the Chief Executive Officer of Oncotelic, Inc. since October 2015 and as the Chief Scientific Officer of Autotelic Inc. since October 2013. Dr. Hwang is a veteran in the drug development industry, with broad expertise in drug discovery and biomarker development, as well as clinical and regulatory operations. Dr. Hwang was a founder of IgDraSol, Inc. (which merged with Sorrento Therapeutics in 2013, where she later served as VP of Regulatory and Clinical Operations from September 2013 to May 2014) and served as its Chief Operating Officer from April 2012 to August 2013, and she was a founder of Biomiga Diagnostics and served as its Chief Operating Officer from 2011 to August 2013. Prior to that, she served as Head of Cell Biology at Abraxis BioScience from November 2005 to June 2011 and as Senior Principal Scientist at Celgene Corporation from February 2011 to June 2011. Dr. Hwang has also held a position with Johnson & Johnson. Dr. Hwang received a Ph.D. in Molecular Microbiology from The University of Texas Southwestern Medical Center at Dallas.

Mihir Munsif – Mr. Munsif has served as our Chief Operating Officer since February 2017. Mr. Munsif, age 55, has served as the Senior Vice President at Autotelic Inc. since November 2016, as the Senior Vice President of Portfolio Management of LipoMedics, Inc. since June 2016 and as the Senior Vice President of Portfolio Management of Oncotelic, Inc. since October 2015. Previously he served as the Chief Operating Officer of IThenaPharma Inc. from September 2014 until August 2016. Prior to that, he served as Product Life Cycle Management and Supply Chain Consulting at Accenture from March 2013 until September 2014 and as Product Life Cycle Management and Supply Chain Management Operations at Herbalife from April 2009 until March 2013. Mr. Munsif received a M.S. in Industrial Engineering from the University of Oklahoma and a B.S. in Chemical Engineering from Manipal Institute of Technology.

Amit Shah – Mr. Shah has served as our Chief Financial Officer since October 2, 2017. Mr. Shah served as the Senior Director of Finance – ERP, at Young’s Market Company from December 2015 to August 2017, as a Consultant at Young’s Market Company through Beacon Resources from September 2015 to December 2015, as the Vice President of Finance & Accounting, and Acting Chief Financial Officer, of Insightra Medical Inc. from May 2014 to August 2015, and as a Business Consultant to U.S. Autoparts through Vaco from January 2014 to May 2014. Mr. Shah also previously served as VP Finance and Acting Chief Financial Officer at IgDraSol Inc. from January 2013 to September 2013, as Corporate Controller & Director of Finance at ISTA Pharmaceuticals from December 2010 to November 2012, as Corporate Controller at Spectrum Pharmaceuticals from October 2007 to November 2010, and as Controller / Senior Manager Internal Audits at Caraco Pharmaceuticals Laboratories from August 2000 to September 2007. Mr. Shah received a Bachelor’s of Commerce degree from the University of Mumbai, and is an Associate Chartered Accountant from The Institute of Chartered Accountants of India. Mr. Shah, age 52, is also an inactive CPA from Colorado, USA.

Peter D. Weinstein, Ph.D., J.D. – Dr. Weinstein has served as our Chief Legal Officer since October 12, 2017. Dr. Weinstein has served as Chief Executive Officer of Entralta, P.C., since 2012, a full service legal and business firm that specializes in working with small companies. Prior to Entralta, Dr. Weinstein served as Senior Counsel at Baxter Healthcare Corporation, where he handled legal, intellectual property, transactional and business development matters for Baxter’s major hemophilia products and development programs. Dr. Weinstein has also served an attorney at Fish & Richardson, Brobeck, Phleger & Harrison and Goodwin Procter, and prior to that he was an Examiner with the United States Patent & Trademark Office. Dr. Weinstein received his law degree from Boston College Law School, his Ph.D. in Biology/Immunology from the University of Pennsylvania, and a degree in Biology from the University of Connecticut. Dr. Weinstein, age 55, is a member of the California Bar and is registered to practice before the United States Patent & Trademark Office as a Patent Attorney.

Director’s Qualifications

In selecting a particular candidate to serve on our Board of Directors, we consider the needs of our company based on particular experiences, qualifications, attributes and skills that we believe would be advantageous for our Board members to have and would qualify such candidate to serve on our Board given our business profile and the environment in which we operate. The table below sets forth such experiences, qualifications, attributes and skills, and identifies the ones that each director and director nominee possesses.

Attributes	Mr. Blech	Mr. Ranker	Mr. Williams	Dr. Trieu	Dr. Calais	Mr. Boris	Mr. Emerson
Financial Experience	X	X	X	X	X	X
Public Board Experience	X	X	X	X		X
Industry Experience	X	X	X	X	X		X
Scientific Experience				X	X
Commercial Experience		X	X	X	X		X
Corporate Governance Experience	X	X	X	X	X	X	X
Capital Markets Experience	X	X	X	X		X
Management Experience	X	X	X	X	X	X	X

Arrangements Regarding Director Nominations

Pursuant to the Merger Agreement, and in connection with the Merger, Dr. Trieu was appointed to our Board, to serve until our 2017 annual meeting of stockholders or until his earlier death, resignation or removal. At such time, Dr. Trieu was also appointed to serve as Chairman of the Board. He currently serves as Executive Chairman.

Dr. Calais was identified to serve as a member of our Board by Dr. Trieu, in his capacity as the representative of the former stockholders of IThenaPharma, pursuant to the Merger Agreement. Dr. Trieu served as the President of IThenaPharma immediately prior to the closing of the Merger.

Messrs. Emerson and Boris were identified to serve as a member of our Board by the holders of a majority of the shares of our Series E Preferred Stock sold in our private placement on April 16, 2018 pursuant to the director designation right provided in the subscription agreements that we entered into with the purchasers of our securities in connection with such private placement.

Family Relationships

There are no familial relationships between any of our executive officers and directors. However, Falguni Trieu, our Director of Business Development, is the spouse of Vuong Trieu, our Executive Chairman.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years, other than the fact that Mr. Williams had served as a member of the Board of Directors of Proove Biosciences, Inc., a private company, from January 2015 until May 2017, which entity went into receivership in approximately September 2017.

Audit Committee

Our Audit Committee consists of Mr. Williams (chair), Mr. Ranker and Dr. Calais. The Audit Committee authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2017, the Reporting Persons met all applicable Section 16(a) filing requirements, other than that: (A) the Form 4 that was to be filed by Amit Shah, our Chief Financial Officer, regarding the grant to him of options to purchase 60,000 shares of our common stock on October 2, 2017 was filed on October 6, 2017; (B) the Form 3 that was to be filed by Peter D. Weinstein, our Chief Legal Officer, regarding his appointment as Chief Legal Officer of our company on October 12, 2017, was filed on October 24, 2017; and (C) the Form 4 that was to be filed by Peter D. Weinstein, our Chief Legal Officer, regarding the grant to him of options to purchase 60,000 shares of our common stock on October 12, 2017 was filed on October 24, 2017.

ITEM 11. Executive Compensation.

The following table sets forth information regarding compensation earned during 2017 and 2016 by our principal executive officer and our other most highly compensated executive officers as of the end of the 2017 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Vuong Trieu, Ph.D.,	2017	—		—	—		11,249	(8)	147,769	159,018
Executive Chairman (2)(7)	2016	—		—	—		—		—	—

Joseph W. Ramelli, Chief	2017	107,157		—	$14,000	(4)	11,249	(4)	5,933	138,339
Executive Officer (3)	2016	82,500	(5)	—	—		11,448	(4)	—	93,948

Erik Emerson, Director & Chief	2017	—		—	$228,000		—		1,710	$229,710
Commercial Officer (6)

(1)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Notes 6 and 7 to our consolidated financial statements included in this report.
(2)	Dr. Trieu served as the President and sole director of IThenaPharma until that entity’s merger with Marina Biotech on November 15, 2016. He served as Chairman of the Board of Directors of our company beginning on November 15, 2016, and he was appointed to serve as Executive Chairman of our company effective June 30, 2017. Dr. Trieu did not receive any compensation directly from IThenaPharma in his capacity as an officer or director of IThenaPharma during the 2016 fiscal year prior to the merger. However: (A) IThenaPharma did make payments to Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board of Directors, pursuant to the Master Services Agreement between IThenaPharma and Autotelic Inc. effective as of January 1, 2015; and (B) we did make payments to Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board of Directors, pursuant to the Master Services Agreement between our company and Autotelic Inc. effective as of November 15, 2016. Please see the section entitled “Certain Relationships and Related Party Transactions – Related Party Transactions – Related Party Transactions Involving IThenaPharma” below in this report for further information regarding the Master Services Agreement between IThenaPharma and Autotelic Inc. and the section entitled “Certain Relationships and Related Party Transactions – Related Party Transactions – Transactions with Vuong Trieu, Ph.D.” below in this report for further information regarding the Master Services Agreement between our company and Autotelic Inc. During 2017, Dr. Trieu earned $102,769 under the Master Services Agreement between our company and Autotelic Inc. and $45,000 as fees for serving as a member of our Board of Directors, of which Board fees $11,250 was accrued and payable as of December 31, 2017. Both of the foregoing amounts are included as “All Other Compensation” in the table above for 2017. Dr. Trieu’s accrued Board fees as of December 31, 2017 were converted into 2.25 shares of Series E Convertible Preferred Stock and warrants to purchase 16,875 shares of common stock on April 16, 2018 in connection with the closing of our private placement.
(3)	Mr. Ramelli served as the interim Chief Executive Officer of Marina Biotech from June 10, 2016 until December 8, 2016, at which time he became Chief Executive Officer. Mr. Ramelli also served as a non-employee director of Marina Biotech from August 2012 until June 10, 2016, and he continued to serve as a member of the Board of Directors of Marina Biotech until his resignation therefrom on December 8, 2016. Benefits paid to Mr. Ramelli include health insurance benefits.
(4)	On January 4, 2016, Marina Biotech granted to Mr. Ramelli options to purchase up to 3,800 shares of common stock at an exercise price of $2.60 per share, which options represented the option grant covering service as a non-employee director during the 2016 fiscal year. On November 15, 2016, Marina Biotech granted to Mr. Ramelli, as well as its non-employee directors, options to purchase up to 3,500 shares of common stock at an exercise price of $1.00 per share. On January 3, 2017, Marina Biotech granted to Mr. Ramelli options to purchase up to 8,100 shares of common stock at an exercise price of $1.70 per share, and on February 2, 2017, Marina Biotech granted to Mr. Ramelli 10,000 restricted shares of common stock.

(5)	Represents $60,000 paid to Mr. Ramelli in his capacity as an executive officer of Marina Biotech and $22,500 paid to Mr. Ramelli in his capacity as a director of Marina Biotech, in each case during 2016.
(6)	Mr. Emerson was appointed to serve as our Chief Commercial Officer in June 2017. On June 5, 2017, we granted 60,000 restricted shares of common stock to Mr. Emerson, which shares vested on December 5, 2017. Mr. Emerson was appointed to serve as a member of our Board of Directors on April 27, 2018. Benefits paid to Mr. Emerson include health insurance benefits.
(7)	In addition to the compensation provided to Dr. Trieu as set forth in the Summary Compensation Table above, note that we also paid to Falguni Trieu, the spouse of Dr. Trieu, $18,925 during the 2017 fiscal year, and that we granted to Ms. Trieu options to purchase up to 4,000 shares of our common stock at an exercise price of $1.80, in each case in her capacity as our Director of Business Development.
(8)	On January 3, 2017, we granted to Dr. Trieu options to purchase up to 8,100 shares of our common stock at an exercise price of $1.70 per share.

Narrative Disclosures Regarding Compensation; Employment Agreements

We have entered into employment offer letters with each of Mr. Ramelli and Mr. Emerson. The terms and conditions of each of the foregoing agreements are summarized below.

Joseph Ramelli Offer Letter

On February 2, 2017, we entered into an employment letter (the “Ramelli Letter”) with Joseph W. Ramelli, our former Chief Executive Officer. Pursuant to the Ramelli Letter, Mr. Ramelli shall continue to serve as our Chief Executive Officer pursuant to the terms and conditions set forth therein. As compensation for such service, Mr. Ramelli will receive a monthly base salary of $10,000, and he also will be entitled to receive a discretionary bonus as determined by our Board of Directors in its sole discretion. A copy of the Ramelli Letter was filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2017.

In connection with the Ramelli Letter, we granted to Mr. Ramelli 10,000 restricted shares of common stock under our 2014 Long-Term Incentive Plan, which shares vested on February 6, 2017.

In connection with the Ramelli Letter, Mr. Ramelli agreed: (i) to a non-solicitation covenant regarding our employees, independent contractors, customers, vendors and clients; and (ii) not to provide services to certain of our clients, customers or business partners (and prospective clients, customers and business partners), in each case, during such time as Mr. Ramelli is employed by us and for a period of twelve (12) months immediately thereafter.

Erik Emerson Offer Letter

On June 5, 2017, we entered into an employment offer letter (the “Emerson Letter”) with Erik Emerson, the President and Chief Executive Officer of Symplmed, pursuant to which we agreed to hire Mr. Emerson to serve as our Chief Commercial Officer. As compensation for his services as Chief Commercial Officer, we shall pay to Mr. Emerson an annual base salary of $150,000, and he is entitled to receive a discretionary bonus as determined by our Board of Directors in an amount up to 40% of his base salary, with the payment of such bonus to be based on the achievement of such milestones as shall be determined by the Board following good faith consultation with Mr. Emerson. A copy of the Emerson Letter was filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 22, 2017, and a copy of Amendment No.1 to the Emerson Letter was filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 22, 2017.

In connection with the Emerson Letter, we granted to Mr. Emerson 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan, with all of such shares to vest on the six (6) month anniversary of the date of grant.

In connection with the Emerson Letter, Mr. Emerson agreed: (i) to a non-solicitation covenant regarding our employees, independent contractors, customers, vendors and clients; and (ii) not to provide services to certain of our clients, customers or business partners (and prospective clients, customers and business partners), in each case, during such time as Mr. Emerson is employed by us and for a period of twelve (12) months immediately thereafter.

Outstanding Equity Awards at Fiscal Year End

2017 Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2017 fiscal year:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Vuong Trieu	4,050	4,050	—	$1.70	1/3/22	—	—	—	—

Joseph Ramelli	4,050	4,050	—	$1.70	1/3/22	—	—	—	—
	3,500	—	—	$1.00	11/15/21	—	—	—	—
	3,800	—	—	$2.60	1/4/21	—	—	—	—
	3,800	—	—	$6.35	1/6/20	—	—	—	—
	6,200	—	—	$10.70	9/15/19	—	—	—	—

Option re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2017.

Compensation of Directors

2017 Director Compensation Table

The following Director Compensation table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2017.

Name	Fees Earned or Paid in Cash ($)(4)(5)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Isaac Blech (2)	$11,250	—	$798,159	$—	$809,409
Philippe Calais, Ph.D.	45,000	—	11,249	—	56,249
Stefan C. Loren, Ph.D. (3)	33,750	—	5,625	—	39,375
Philip C. Ranker	45,000	—	11,249	—	56,249
Donald A. Williams	45,000	—	11,249	—	56,249
Total:	$180,000	—	$837,532	—	$1,017,532

72

(1)

Represents the aggregate grant date fair value under FASB ASC Topic 718 of options to purchase shares of our common stock granted during 2017. On January 3, 2017, we granted to each of our directors serving on the Board at such time (including Dr. Trieu) options to purchase up to an aggregate of 8,100 shares of common stock at an exercise price of $1.70 per share. On November 22, 2017, we granted to Mr. Blech options to purchase up to 477,257 shares of common stock at an exercise price of $1.80 per share.

(2)	Mr. Blech was appointed to serve as a member of the Board effective November 22, 2017.

(3)	Dr. Loren resigned as a member of our Board effective October 2, 2017.

(4)	Represents total payments actually made to Messrs. Calais, Loren, Ranker and Williams of $135,000, and payments accrued with respect to Messrs. Blech, Calais, Ranker and Williams of $56,250.

(5)	On April 16, 2018, and in connection with the closing of our private placement of Series E Preferred Stock and warrants, we issued to Messrs. Blech, Ranker, Trieu, Williams and Loren an aggregate of 58.25 shares of Series E Preferred Stock and warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service to our company as members of our Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250.

As of December 31, 2017, Dr. Loren and Mr. Williams each held options to purchase up to 25,400 shares of our common stock, Mr. Ranker held options to purchase up to 25,650 shares of our common stock, Dr. Trieu and Dr. Calais each held options to purchase up to 8,100 shares of our common stock, and Mr. Blech held options to purchase up to 477,257 shares of our common stock.

Dr. Trieu, who served as a director and as an executive officer of our company during 2017, has not been included in the Director Compensation Table because he is a Named Executive Officer, and all compensation paid to him is reflected in the Summary Compensation Table above.

Director Compensation Program: Our compensation program for directors for the 2017 fiscal year consisted of: (i) a one-time on-boarding grant of 5-year options to purchase up to 4,300 shares of common stock, which options shall vest 50% immediately and 50% after one year; (ii) an annual grant of 5-year options to purchase up to 3,800 shares of common stock, which options vest 50% immediately and 50% after one year; and (iii) an annual cash payment of $45,000 per year, payable quarterly. In addition, on January 3, 2017 we granted to each person that was serving as a director at such time options to purchase up to 4,300 shares of common stock at an exercise price of $1.70 per share (in addition to the annual option grant for the 2017 fiscal year).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of April 27, 2018 (the “Determination Date”) by: (i) each current director of our company and each director nominee; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 10,521,278 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Marina Biotech, Inc., 17870 Castleton Street, Suite 250, City of Industry, CA 91748. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
Isaac Blech, Director	1,894,271	(1)	15.26%
Joseph W. Ramelli, CEO	69,465	(2)	*
Philip C. Ranker, Director	432,605	(3)	3.98%
Donald A. Williams, Director	342,300	(4)	3.15%
Vuong Trieu, Ph.D., Executive Chairman	11,219,002	(5)	63.37%
Philippe P. Calais, Ph.D., Director	10,000	(6)	*
Mihir Munsif, COO	531,535	(8)	4.9%
Larn Hwang, CSO	188,700	(10)	1.76%
Erik Emerson, CCO & Director	60,000	(9)	*
Amit Shah, CFO	0		*
Peter D. Weinstein, CLO	0		*
Tim Boris, Director	0		*
All directors and executive officers as a group (12 persons)	14,747,878	(11)	71.9%

Five Percent (5%) Holders:
Autotelic LLC	2,312,355	(7)	22.0%

* Beneficial ownership of less than 1.0% is omitted.

(1)	Consists of presently exercisable options to purchase 49,246 shares of common stock held by Mr. Blech, presently exercisable warrants to purchase 16,875 shares of common stock held by Mr. Blech and 22,500 shares of common stock issuable upon conversion of 2.25 shares of Series E Preferred Stock held by Mr. Blech. Also includes presently exercisable warrants to purchase 773,850 shares of common stock held by a trust affiliated with Mr. Blech and 1,031,800 shares of common stock issuable upon conversion of 103.18 shares of Series E Preferred Stock held by a trust affiliated by Mr. Blech.
(2)	Includes presently exercisable options to purchase 25,400 shares of common stock.

(3)	Includes presently exercisable options to purchase 27,550 shares of common stock, presently exercisable warrants to purchase 135,000 shares of common stock and 180,000 shares of common stock issuable upon conversion of 18 shares of Series E Preferred Stock.
(4)	Consists of presently exercisable options to purchase 27,300 shares of common stock, presently exercisable warrants to purchase 135,000 shares of common stock and 180,000 shares of common stock issuable upon conversion of 18 shares of Series E Preferred Stock.
(5)	Includes presently exercisable options to purchase 10,000 shares of common stock held by Dr. Trieu, presently exercisable warrants to purchase 1,135,425 shares of common stock held by Dr. Trieu and 1,513,900 shares of common stock issuable upon the conversion of 151.39 shares of Series E Preferred Stock held by Dr. Trieu. Also includes 2,312,355 shares held by Autotelic LLC, of which entity Dr. Trieu serves as Chief Executive Officer, and 86,206 shares held by LipoMedics Inc., of which entity Dr. Trieu serves as Chairman of the Board and Chief Operating Officer. Also includes the following shares held by Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board: (i) 525,535 shares of common stock; (ii) presently exercisable warrants to purchase 2,706,965 shares of common stock; and (iii) 1,815,900 shares of common stock issuable upon the conversion of 181.59 shares of Series E Preferred Stock. Does not include 49,019 shares of common stock to be issued to Oncotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board and Chief Executive Officer.
(6)	Consists of presently exercisable options to purchase 10,000 shares of common stock.
(7)	Information based on a Schedule 13D filed with the SEC on November 23, 2016.
(8)	Information based on a Schedule 13G filed with the SEC on November 23, 2016. Includes presently exercisable options to purchase 6,000 shares of common stock.
(9)	Consists of 60,000 shares of restricted common stock that vested on December 5, 2017.
(10)	Consists of presently exercisable options to purchase 6,000 shares of common stock, presently exercisable warrants to purchase 78,300 shares of common stock and 104,400 shares of common stock issuable upon conversion of 10.44 shares of Series E Preferred Stock.
(11)	See the information contained in footnotes (1) – (10) above.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the 2017 fiscal year with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2008 Stock Incentive Plan and our 2014 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of		Weighted-Average Exercise Price of	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
	Outstanding Options		Outstanding Options	Reflected in Column(a))
Equity compensation plans approved by security holders	745,707	(1)	$8.84	188,343
Total	745,707		$8.84	188,343

(1)	Consists of: (i) 4,500 shares of common stock underlying awards made pursuant to our 2008 Stock Incentive Plan and (ii) 741,207 shares of common stock underlying awards made pursuant to our 2014 Long-Term Incentive Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Business Conduct and Ethics requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In considering such transactions, the Audit Committee (or the full Board, as applicable) takes into account the relevant available facts and circumstances.

Related Party Transactions

Transactions with Vuong Trieu, Ph.D.

We have entered into the following transactions with Dr. Trieu, our Executive Chairman, and/or entities that are controlled by him, that require disclosure under Item 404(a) of Regulation S-K promulgated under the Exchange Act: (A) Marina and Dr. Trieu entered into a Line Letter dated November 15, 2016 pursuant to which Dr. Trieu offered to us an unsecured line of credit in an amount not to exceed $540,000 to be used for current operating expenses (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of our Series E Preferred Stock and Warrants upon the closing of our private placement on April 16, 2018); (B) Dr. Trieu is the Chief Executive Officer of Autotelic LLC, with which entity Marina entered into a License Agreement dated November 15, 2016; (C) Dr. Trieu is the Chairman of the Board of Directors of Autotelic Inc., with which entity Marina entered into a Master Services Agreement dated November 15, 2016, and which entity offered to us an unsecured line of credit in an amount not to exceed $500,000 in April 2017 (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of Series E Preferred Stock and Warrants upon the closing of our private placement on April 16, 2018); (D) Dr. Trieu is the Chairman of the Board of Directors and Chief Operating Officer of LipoMedics Inc., with which entity we entered into a License Agreement and a Stock Purchase Agreement, each dated February 6, 2017; (E) Dr. Trieu is the Chairman of the Board of Directors and Chief Executive Officer of Oncotelic Inc., with which entity we entered into a License Agreement dated July 17, 2017; and (F) Dr. Trieu is the Chief Executive Officer of Autotelic LLC, which entity owns approximately 19% of the issued and outstanding shares of the common stock of Autotelic BIO, with which entity we entered into a binding term sheet on January 11, 2018 regarding the licensing of our IT-103 product candidate. Each of the foregoing agreements is described below. Autotelic LLC owned approximately 25% of the issued and outstanding shares of our common stock immediately following the completion of the Merger and Autotelic Inc. owned approximately 5.9% of the issued and outstanding shares of our common stock immediately following the completion of the Merger.

Line Letter with Dr. Trieu

On November 15, 2016, Marina entered into a Line Letter with Dr. Trieu, our Executive Chairman, for an unsecured line of credit in an amount not to exceed $540,000, all of which has been drawn down. Advances made under the Line Letter accrued interest at the rate of five percent (5%) per annum, were evidenced by the Demand Promissory Note issued by us to Dr. Trieu, and were due and payable upon demand by Dr. Trieu. The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of our Series E Convertible Preferred Stock and Warrants to purchase shares of common stock upon the closing of our private placement on April 16, 2018. As a result of the conversion of the line of credit, all of our obligations to Dr. Trieu thereunder have been satisfied and the line of credit is no longer outstanding.

Autotelic LLC License Agreement

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

Master Services Agreement

On November 15, 2016, Marina entered into a Master Services Agreement (the “MSA”) with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time at Marina’s request. The MSA has a term of ten years, though it can be terminated by either party upon ninety (90) days’ prior written notice to the other party. The resources available to us through Autotelic Inc. include, without limitation, regulatory, clinical, preclinical, manufacturing, formulation, legal, accounting and IT. On April 16, 2018, and in connection with the closing of our private placement of Series E Preferred Stock and Warrants, we issued to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock and Warrants to purchase up to 2,564,465 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,967, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA.

Line Letter with Autotelic Inc.

On April 4, 2017, we entered into a Line Letter with Autotelic Inc., a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board, for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Advances made under the Line Letter accrued interest at the rate of five percent (5%) per annum, were evidenced by the Demand Promissory Note issued to Autotelic Inc., and were due and payable upon demand by Autotelic Inc. The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of our Series E Convertible Preferred Stock and Warrants to purchase shares of common stock upon the closing of our private placement on April 16, 2018. As a result of the conversion of the line of credit, all of our obligations to Autotelic Inc. thereunder have been satisfied and the line of credit is no longer outstanding.

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

Arrangements with Oncotelic

On July 17, 2017, we entered into a License Agreement with Oncotelic pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products.

Arrangements with Autotelic BIO

On January 11, 2018, we entered into a binding agreement with Autotelic BIO (“ATB”) pursuant to which, among other things, and subject to the satisfaction of certain conditions on or prior to January 15, 2019, we shall grant to ATB a perpetual exclusive right of development and marketing of our IT-103 product candidate, which is a fixed dose combination of celecoxib and olmesartan medoxomil (the “Product”), at the currently approved dose/approved indications only for celecoxib (100 mg, 200mg and 400mg) for combined hypertension and arthritis only, with such right extending throughout the entire world (excluding the United States and Canada, and the territories of such countries) (the “Territory”). The grant of the license would be memorialized in a definitive license agreement to be entered into between the parties. The conditions to the grant of the license include, without limitation, that: (i) ATB shall obtain funding in a certain specified amount (the “Fundraising”); or (ii) ATB shall obtain a co-development and licensing deal with other third-party pharmaceutical companies with respect to the Product; or (iii) ATB shall obtain a government-sponsored research and development project in the Republic of Korea.

The agreement provides that, following the date on which the license is granted: (A) if ATB should sub-license the Product, we and ATB would share all proceeds of such sub-license equally; and (B) if ATB markets the Product on its own, ATB would provide us with a royalty equal to a percentage of net profits in the mid-single digits. The agreement also provides that ATB will make a payment to us in the amount of $100,000 upon the successful completion of the Fundraising, and a payment to us in the amount of $300,000 following the date on which we have provided certain specified technology and assistance regarding the manufacturing and production of the Product. We will be entitled to the clinical trial data and any enhancements and inventions developed by ATB during this process.

Transactions with Larn Hwang, Ph.D.

Dr. Hwang, our Chief Scientific Officer, also serves as the Chief Scientific Officer of Autotelic Inc., which entity owned approximately 5.9% of our issued and outstanding shares of common stock immediately following the completion of the Merger. Further, Marina and Autotelic Inc. are parties to the Master Services Agreement dated November 15, 2016 that was entered into in connection with the Merger Agreement, and on April 4, 2017 we entered into a Line Letter with Autotelic Inc. for an unsecured line of credit in an amount not to exceed $500,000 (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of Series E Preferred Stock and Warrants upon the closing of our private placement on April 16, 2018). Dr. Hwang is also the Chief Scientific Officer of Oncotelic, with which entity we entered into a License Agreement dated July 17, 2017. Each of the line of credit with Autotelic Inc., the Master Services Agreement and the Oncotelic License Agreement are described immediately above.

Transactions with Mihir Munsif

Each of Mr. Munsif, our Chief Operating Officer, and Autotelic Inc., of which entity Mr. Munsif serves as Senior Vice President, owned approximately 5.9% of our issued and outstanding shares of common stock immediately following the completion of the Merger. In addition, Marina and Autotelic Inc. are parties to the Master Services Agreement dated November 15, 2016 that was entered into in connection with the Merger Agreement, and on April 4, 2017 we entered into a Line Letter with Autotelic Inc. for an unsecured line of credit in an amount not to exceed $500,000 (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of Series E Preferred Stock and Warrants upon the closing of our private placement on April 16, 2018), each of which is described above. In addition, on February 6, 2017, we entered into a License Agreement and a Stock Purchase Agreement with LipoMedics, of which entity Mr. Munsif serves as Senior Vice President of Portfolio Management, which agreements are described above.

Related Party Transactions Regarding IThenaPharma

IThenaPharma had entered into a Master Services Agreement (“MSA”) with a related party, Autotelic Inc., effective January 1, 2015. Prior to the Merger, Autotelic Inc. owned less than 10% of IThenaPharma. Pursuant to the MSA, Autotelic Inc. provided business functions and services to IThenaPharma, and in consideration for such functions and services, Autotelic Inc. charged IThenaPharma for expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of IThenaPharma.

As per the MSA, IThenaPharma paid Autotelic Inc. cash in an amount equal to the actual labor cost, plus warrants for shares of IThenaPharma’s common stock with a strike price equal to the fair market value of IThenaPharma’s common stock at the time said warrants are issued (calculated based on the Black-Scholes model). IThenaPharma also paid Autotelic Inc. for the services provided by third party contractors plus a 20% mark up.

In accordance with the MSA, Autotelic Inc. billed IThenaPharma for personnel and service expenses Autotelic Inc. incurred on behalf of IThenaPharma. Personnel costs charged by Autotelic Inc. were $166,550 and $236,594 for the years ended December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, Autotelic Inc. billed IThenaPharma a total of $344,563 and $332,866, respectively. Of the total expenses billed by Autotelic Inc. for such years, $232,610 and $278,716 was paid in cash, $83,166 and $59,525 was recorded as due to related party, and IThenaPharma issued warrants for the remaining amount due of $47,791 and $36,470, respectively.

In December 2015, IThenaPharma issued to Autotelic Inc. warrants to purchase up to 47,374, 40,132 and 30,214 shares of IThenaPharma common stock with a strike price at $2.76 per share, which represented a 100% markup of the personnel service from January 1 to March 31, 2015, April 1 to June 30, 2015, and July 1 to September 30, 2015, respectively. In February 2016, IThenaPharma issued to Autotelic Inc. warrants to purchase up to 21,453 shares of IThenaPharma common stock with a strike price at $2.76 per share, which represented a 100% markup of the personnel service from October 1 to December 31, 2015. As noted below, the warrants were cancelled as part of the acquisition by Autotelic Inc. from IThenaPharma of the technology asset (IT-101).

In July 2016, IThenaPharma issued convertible promissory notes with an aggregate principal balance of $50,000 to related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on June 30, 2018. As noted below, the notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition from IThenaPharma of the technology asset (IT-101).

On November 15, 2016, simultaneously with the Merger, Autotelic Inc. acquired a technology asset (IT-101) from IThenaPharma, and IThenaPharma’s investment of $479 in a foreign entity from IThenaPharma. In exchange for these assets, Autotelic Inc. agreed to cancel all of the warrants to purchase shares of IThenaPharma common stock that it held as a result of the MSA, it received all of IThenaPharma’s then cash balance as payment against the liabilities and it agreed to assume the remaining debts and liabilities of IThenaPharma, including accounts payable of $71,560, accrued expenses of $11,470, amounts due to related party of $5,375, other liabilities of $118,759, a convertible note payable of $50,000, and accrued interest payable of $567.

Isaac Blech Investment / Board Appointment / Option Grant

On November 22, 2017, we entered into a Note Purchase Agreement with a trust affiliated with Mr. Isaac Blech (the “Purchaser”) pursuant to which we issued to the Purchaser a secured convertible promissory note in the aggregate principal amount of $500,000 (“Note”). The Note became due and payable on March 31, 2018. The unpaid principal balance of the Note, together with accrued and unpaid interest thereon, automatically converted into 103.7 shares of Series E Preferred Stock and Warrants to purchase up to 777,750 shares of our common stock upon the closing of our private placement on April 16, 2018. As a result of the conversion of the Note, all of our obligations to the Purchaser under the Note have been satisfied and the Note is no longer outstanding. Mr. Blech became a member of our Board of Directors on November 22, 2017.

Independence of the Board of Directors

The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that five out of seven of its current members, namely Isaac Blech, Tim Boris, Philippe Calais, Ph.D., Philip C. Ranker and Donald A. Williams, are independent directors within the meaning of the NASDAQ independence standards. In making these independence determinations, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. Principal Accounting Fees and Services.

We have appointed Squar Milner LLP (“Squar”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2018. Squar has served as our independent registered public accounting firm since December 8, 2016. Squar had also served as the independent registered public accounting firm for IThenaPharma since October 2015. Prior to December 8, 2016, Wolf & Company, P.C. (“Wolf”) served as the independent registered public accounting firm for Marina Biotech.

Total fees to our independent registered public accounting firms for the years ended December 31, 2017 and 2016 were $0.182 million and $0.113 million, respectively, of which (x) $0.182 million was due to Squar during 2017; and (y) $0.04 million was due to Squar during 2016 and $0.068 was paid to Wolf during 2016. The foregoing amounts were comprised of the amounts set forth below.

Audit Fees. The aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iii) consents and comfort letters issued in connection with equity offerings and (iv) services provided in connection with statutory and regulatory filings or engagements were $0.18 million for the year ended December 31, 2017 and $0.108 million for the year ended December 31, 2016, of which (x) $0.016 million was paid to Squar during 2017; and (y) $0.04 million was paid to Squar during 2016 and $0.068 was paid to Wolf during 2016.

Audit-Related Fees. The aggregate fees related to audits that are not included in the above were $0.002 million paid to Squar for the year ended December 31, 2017.

Tax Fees. We did not incur any fees to our independent registered public accounting firm for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2017 and December 31, 2016, other than $0.005 million incurred by IThenaPharma to Squar during 2016.

All Other Fees. We did not incur any such other fees to our independent registered public accounting firm for the years ended December 31, 2017 and December 31, 2016.

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

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. In the event pre-approval for such audit services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee had been granted the authority to pre-approve such services, provided that the estimated cost of such services on each such occasion does not exceed $15,000, and the Chairman of the Audit Committee reported for ratification such pre-approval to the Audit Committee at its next scheduled meeting. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30 2018.

MARINA BIOTECH, INC.

By:	/s/ Vuong Trieu, Ph.D.
Vuong Trieu, Ph.D.
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2018.

Signature	Title

/s/ Vuong Trieu, Ph.D.	Executive Chairman
Vuong Trieu, Ph.D.	(Principal Executive Officer)

/s/ Joseph Ramelli	Chief Executive Officer
Joseph Ramelli	(Principal Executive Officer)

/s/ Amit Shah	Chief Financial Officer
Amit Shah	(Principal Financial Officer)

/s/ Isaac Blech	Director
Isaac Blech

Director
Tim Boris

/s/ Philippe P. Calais, Ph.D.	Director
Philippe P. Calais, Ph.D.

/s/ Erik Emerson	Director
Erik Emerson

/s/ Philip C. Ranker	Director
Philip C. Ranker

/s/ Donald A. Williams	Director
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

Los Angeles, California

April 17, 2018

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

