Form 10-Q
period 2018-03-31
Marina Biotech, Inc.
filed 2018-05-18
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 17, 2018, there were 10,852,283 shares of the registrant’s common stock outstanding.

MARINA BIOTECH, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Items 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)

ASSETS

Current assets
Cash	$47,768	$106,378
Prepaid expenses and other assets	99,136	18,565
Total current assets	146,904	124,943

Intangible assets, net of amortization	2,432,713	2,555,974
Goodwill	3,502,829	3,502,829
	5,935,542	6,058,803

Total assets	$6,082,446	$6,183,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,462,259	$1,033,353
Accrued expenses	1,187,185	1,139,369
Due to related party	1,656,042	1,336,518
Accrued fee payable	320,000	320,000
Deferred revenue	200,000	-
Notes payable	453,223	444,223
Notes payable - related parties	1,597,784	1,462,040
Total current liabilities	6,876,493	5,735,503

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 750 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 60 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 10,521,728 shares issued and outstanding as of March 31,2018 and December 31, 2017, respectively	63,127	63,127
Additional paid-in capital	8,532,702	8,413,823
Accumulated deficit	(9,389,876)	(8,028,707)
Total stockholders’ equity	(794,047)	448,243

Total liabilities and stockholders’ equity	$6,082,446	$6,183,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Operating expenses

Research and development	$173,256	$73,431
General and administrative	919,908	795,444
Amortization	123,261	98,378
Total operating expenses	1,216,425	967,253

Loss from operations	(1,216,425)	(967,253)

Other expense

Interest expense	(144,744)	(11,653)
Change in fair value liability of warrants	-	(103,072)
	(144,744)	(114,725)

Loss before provision for income taxes	(1,361,169)	(1,081,978)

Provision for income taxes	-	800

Net loss	$(1,361,169)	$(1,082,778)

Net loss per share – basic and diluted	$(0.13)	$(0.12)

Weighted average shares outstanding	10,521,278	9,407,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash Flows Used in Operating Activities:

Net loss	$(1,361,169)	$(1,082,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	118,879	62,240
Common shares issued to third party for services	-	54,000
Amortization of intangibles	123,261	98,378
Non-cash interest expense	144,744	-
Deferred revenue	200,000	-
Change in fair value liabilities for price adjustable warrants	-	103,072
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(80,571)	(4,947)
Accounts payable	428,906	10,742
Accrued expenses	47,816	278,156
Due to related party	319,524	117,167

Net Cash Used in Operating Activities	(58,610)	(363,970)

Cash Flows from Financing Activities:

Proceeds from sale of common stock to related party	-	250,000
Proceeds from convertible notes due to related parties, net	-	225,064

Net Cash Provided by Financing Activities	-	475,064

Net increase (decrease) in cash	(58,610)	111,094

Cash – Beginning of Period	106,378	105,347
Cash - End of Period	$47,768	$216,441

Supplementary Cash Flow Information:
Income taxes paid	$-	$800
Interest paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for accounts payable	$-	$947,930
Return of common stock for note receivable	$-	$31,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

We currently have one commercial and three clinical development programs underway: (i) Prestalia® (Prestalia), a single-pill fixed dose combination of perindopril argenine, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine besylate, a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

As reported in our Annual Report on Form 10-K, in April 2018, we raised in excess of $10 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock (See Recent Developments: Series E Convertible Preferred Share Private Placement Offering below). Further, in May 2018, we raised an additional $2 million, net of fees and expenses, from the private placement. The use of funds from the raise will primarily be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. For the development of IT-102 and IT-103, we will seek partners or raise additional funds to advance the development programs. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

We intend to create value through the commercialization of our FDA-approved product, Prestalia, while moving our FDC development programs forward to further strengthen our commercial presence. We intend to retain ownership and control of all of our product candidates, but in the interest of accelerated growth and market penetration, we will also consider partnerships with pharmaceutical or biotechnology companies in order to reduce time to market and to balance development risks, both clinically and financially.

As our strategy is to be a fully integrated biopharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a secondary focus on advancing our FDC pipeline to further enhance our commercial presence.

 Reverse Stock Split

In August 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. Unless indicated otherwise, all share and per share information included in these financial statements and Notes to the Consolidated Financial Statements give effect to the reverse split.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThenaPharma Inc. and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2018, we had a significant accumulated deficit of approximately $9 million and a negative working capital of approximately $7 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the outlicensing or sale of our licensed assets and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April 2018, we raised over $10 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock, and warrants to purchase shares of our common stock. Further, in May 2018, we raised an additional $2 million net proceeds from the same private placement. For our assessment as of March 31, 2018, we have considered the amount raised and we believe that the $12 million will provide us the ability to continue as a going concern for one year from the issuance date of this Form 10-Q. We may continue to attempt to obtain future financing or engage in strategic transactions and may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets, legal contingencies and fair value of financial instruments. Actual results could differ materially from such estimates under different assumptions or circumstances.

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. We measure the liability for price adjustable warrants and certain features embedded in notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. There were no liabilities measured at fair value as of March 31, 2018 or December 31, 2017.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of March 31, 2018 or December 31, 2017.

Revenue Recognition

The Company has adopted the scope and in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606) commencing the period under report.

The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

In terms of licensing agreements entered into by the Company, they typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

At contract inception, the Company assesses the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.

The Company considers the terms of the contract and its customary business practices to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, the Company uses its best estimate of the selling price for the deliverable.

Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the good or service promised to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the provisions of ASU 2014-09, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this standard effective January 1, 2018.

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

	Three months ended March 31,
	2018	2017

Stock options outstanding	764,707	233,400
Warrants	2,548,481	2,703,000
Shares to be issued upon conversion of notes payable	323,404	171,612

Total	3,636,592	3,108,012

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Note 2 – Intangible Assets

Acquisition of Prestalia & Dyrct Axess

In June 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which we purchased from Symplmed, for aggregate consideration of approximately $620,000 (consisting of $300,000 in cash plus the assumption of certain liabilities of Symplmed in the amount of approximately $320,000), Symplmed’s assets relating to a single-pill FDC of perindopril arginine and amlodipine besylate known as Prestalia® (“Prestalia”), that has been approved by the FDA for the treatment of hypertension. In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed agreed to transfer to us, not later than 150 days following the closing date, the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 2012, pursuant to which Symplmed has an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales. Management has determined that this acquisition was deemed an asset purchase under FASB ASC 805.

The purchase price of $620,000 has been allocated based on a preliminary estimate of the fair value of the assets acquired and is included in intangible assets as of December 31, 2017 and is subject to change.

Further, we hired our current Chief Commercial Officer, who was the President and Chief Executive Officer of Symplmed, which appointment became effective in June 2017. We also agreed in such offer letter to issue 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan to our Chief Commercial Officer, with all of such shares vesting on the six (6) month anniversary of the date of grant. These shares were fully vested on December 31, 2017.

In furtherance of the acquisition and commercialization of Prestalia, in July 2017 we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also known as Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care for $75,000 in cash.

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

The net intangible asset was $2,432,713, net of accumulated amortization of $623,353, as of March 31, 2018. Amortization expense was $123,261 and $98,378 for the three months ended March 31, 2018 and 2017, respectively.

Note 3 - Related Party Transactions

Due to Related Party

The Company and other related entities have a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company has a Master Services Agreement (“MSA”) with a related party that is partly-owned by the Company’s Executive Chairman and Interim CEO, Autotelic Inc., effective November 15, 2016. Autotelic Inc. currently owns less than 5% of the Company. The MSA states that Autotelic Inc. will provide business functions and services to the Company and allows Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the three months ended March 31, 2018 and 2017, Autotelic Inc. billed a total of $256,997 and $213,103, including personnel costs of $133,633 and $158,140, respectively. An unpaid balance of $916,270 and $730,629 is included in due to related party in the accompanying balance sheet as of March 31, 2018 and December 31, 2017, respectively. The Company agreed to issue warrants at a future date for the remaining balance due of $739,772, which is included in due to related parties as of March 31, 2018.

In connection with a private placement of our Series E Convertible Preferred Stock (Preferred Shares), Autotelic, Inc. agreed to convert the entire unpaid balance due to it as of March 31, 2018 into shares of Series E Convertible Preferred Stock and warrants in full and complete satisfaction of the unpaid balance. Also see Note 9 – Subsequent Events below.

Note 4 – Notes Payable

Following is a breakdown of notes payable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Notes payable	$97,523	$97,523
Convertible notes payable	355,700	346,700
Total notes payable	$453,223	$444,223

Notes payable – related parties	94,782	$93,662
Convertible notes payable – related parties (net of debt discount of $0 and $113,170 as of March 31, 2018 and December 31, 2017, respectively)	1,503,002	1,368,378
Total notes payable – related parties	$1,597,784	$1,462,040

Note Payable – Service Provider

In December 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note calls for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note is unsecured and non-interest bearing. The note will be considered paid in full if the Company pays $100,000 by December 31, 2017, which was not paid. The balance due on the note was $97,523 as of March 31, 2018 and December 31, 2017, respectively.

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

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to those Notes and the warrants to purchase shares of our common stock that are currently held by the Purchasers and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Marina, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the Notes to December 31, 2017, issuance of consideration securities at a cost of $375,000 (“Consideration Securities”) and to extend the price protection applicable to certain of the warrants held by the Purchasers with respect to dilutive offerings afforded thereunder to February 10, 2020. Refer to our Form 10-Q for the six months ended June 30, 2017 for a more detailed discussion and additional terms for these Notes.

As of March 31, 2018 and December 31, 2017, the accrued interest expense on the Notes amounted to $55,700 and $46,700, respectively, with a total balance of principal and interest of $355,700 and $346,700, respectively.

The unpaid principal balance of the Notes, together with accrued and unpaid interest thereon, as well as the $375,000 of Consideration Securities converted into shares of Series E Convertible Preferred Stock and warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018. As a result of the conversion of the Notes, all obligations of the Company to the Purchasers thereunder have been satisfied and the Notes are no longer outstanding. Also see Note 9 – Subsequent Events below .

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

As of March 31, 2018 and December 31, 2017, the accrued interest expense on the Notes amounted to $16,297 and $11,365, with a total balance of principal and interest of $416,297 and $411,365, respectively, and is included in convertible notes payable – related parties on the accompanying balance sheet.

The unpaid principal balance of the Notes, together with accrued and unpaid interest thereon, converted into shares of Series E Convertible Preferred Stock and warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018. As a result of the conversion of the Notes, all obligations of the Company to the holders of the Notes thereunder have been satisfied and the Notes are no longer outstanding. Also see Note 9 – Subsequent Events below.

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to certain related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on June 30, 2018. Upon the completion of certain funding events, IThena had the right to convert the outstanding principal amount of these notes into shares of IThena’s common stock. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

In November 2017, the Company issued a convertible promissory note with a related party for $500,000, with annual interest at 8%, maturing on March 31, 2018, and convertible at the price equal to any financing transaction involving the sale by the Company of its equity securities yielding aggregate gross proceeds to the Company of not less than $5 million. Total principal and interest was $514,137 and $504,274 as of March 31, 2018 and December 31, 2017, respectively, and is included in convertible notes to related parties on the accompanying balance sheet. The note included warrants to purchase 66,667 shares of the Company’s common stock, with a 5-year term and an exercise price of $0.75  . The note included a debt discount of $162,210 consisting of loan costs of $50,000 and the fair value of the warrants of $112,210. Total amortization of this debt discount was $113,171 for the quarter ended March 31, 2018, with a remaining unamortized value of $0. The net balance of the note of $514,137 is included in convertible notes to related parties on the accompanying balance sheet at March 31, 2018.

The unpaid principal balance of the related party note, together with accrued and unpaid interest thereon, automatically converted into shares of Series E Convertible Preferred Stock and Warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018. As a result of the conversion of the related party note, all obligations of the Company to the holder under such note have been satisfied and the note is no longer outstanding. Also see Note 9 – Subsequent Events below.

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Executive Chairman and Interim CEO, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu has advanced the full $540,000 under the Line Letter as of December 31, 2017. Accrued interest on the Line Letter was $32,568 and $25,836 as of March 31, 2018 and December 31, 2017, respectively, and is included in convertible notes payable to related parties on the accompanying balance sheets. The line of credit is currently convertible at any time into shares of the Company’s common stock at a price of $1.77 per share.

The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of Series E Convertible Preferred Stock and Warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018, as discussed in the Note 9. As a result of the conversion of the line of credit, all obligations of the Company to Dr. Trieu thereunder have been satisfied and the line of credit is no longer outstanding.

Line Letter with Autotelic Inc.

In April 2017, the Company entered into a Line Letter with Autotelic Inc for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. is. a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board. Autotelic Inc. was to consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued to Autotelic Inc., and are due and payable upon demand by Autotelic, Inc. Autotelic Inc. advanced funds after September 1, 2017 but is no longer considering additional requests for advances as of December 31, 2017.

The balance under the line was $94,782, including accrued interest of $3,966 as of March 31, 2018, and is included in notes to related parties on the accompanying balance sheet. Since this line was not extended, no further funds are available under this line of credit.

The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of Series E Convertible Preferred Stock and warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018, as discussed in the Note 9. As a result of the conversion of the line of credit, all obligations of the Company to Autotelic Inc. thereunder have been satisfied and the line of credit is no longer outstanding.

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

Series E Convertible Preferred Shares

In connection with a private placement, in April 2018 we created a new Series E Convertible Preferred Stock (Preferred Shares). Also see Note 9 – Subsequent Events below.

Each share of Series E Convertible Preferred Stock has a stated value of $5,000 per share and is convertible into shares of common stock at a conversion price of $0.50 per share. In connection with the private placement, we issued 3,500  Preferred Shares for cash and settlement of certain debt and liabilities.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “MRNA”.

Stock Issuances

We issued no shares of the Company’s common stock during the three months ended March 31, 2018.

Warrants

As of March 31, 2018, there were 2,548,481 warrants outstanding, with a weighted average exercise price of $3.95 per share, and annual expirations as follows:

Expiring in 2018	252
Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	66,667
Expiring thereafter	348,733
2,548,481

The above includes price adjustable warrants totaling 1,895,013 which are described more fully in our 2017 Annual Report on Form 10-K.

A total of 11,131 warrants expired during the three months ended March 31, 2018.

Note 6 — Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	745,707	$8.84
Options granted	19,000	1.56
Options expired	-	-
Outstanding, March 31, 2018	764,707	8.66
Exercisable, March 31, 2018	209,096	$26.48

The following table summarizes additional information on Marina’s stock options outstanding at March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	14,000	3.63	$1.00	14,000	$1.00
$1.50 – $1.80	553,007	8.84	1.78	117,396	1.74
$2.60 – $8.20	168,400	3.87	3.15	48,400	4.62
$10.70 – $22.00	25,050	1.48	10.81	25,050	10.81
$476.00 - $876.00	2,100	.19	676.00	2,100	676.00
$1276.00 - $2076.00	2,150	.19	1,582.98	2,150	1,582.98
Totals	764,707	7.36	$8.66	209,096	$26.48

Weighted-Average Exercisable Remaining Contractual Life (Years) 4.44

In January 2018, the Company granted a total of 19,000 stock options to directors and officers for services. The options have an exercise price of $1.56 and a five-year term.

As of March 31, 2018, we had $830,621 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $118,879 for the three months ended March 31, 2018.

As of March 31, 2018, the intrinsic value of options outstanding or exercisable was $5,600 as there were 14,000 options outstanding with an exercise price less than $1.40, the per share closing market price of our common stock at that date.

Note 7 — Intellectual Property and Collaborative Agreements

Novosom Agreements

In July 2010, Marina entered into an agreement with Novosom Verwaltungs GmbH (“Novosom”), pursuant to which Marina acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In February 2016, Marina issued Novosom 20,548 shares of common stock valued at approximately $58,000 as additional consideration under such agreement.

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

In May 2018, we issued to Novosom 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

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

Vuong Trieu, Ph.D., our Executive Chairman and Interim CEO, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

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

Arrangements with Oncotelic Inc.

In July 2017, we entered into a License Agreement (the “License Agreement”) with Oncotelic, Inc. (“Oncotelic”) pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic also agreed to purchase 49,019 shares of our common stock for an aggregate purchase price of $0.25 million ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Oncotelic within thirty (30) days following the date of the License Agreement. Oncotelic has not completed the purchase of the stock and we have not been able to reach to a definitive agreement, as such we have terminated the agreement.

License of DiLA2 Assets

On March 16, 2018, Marina entered into a Licensing Agreement, whereby Marina granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Marina has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has yet to complete certain performance obligations under the agreement and accordingly has deferred the recognition of revenue from the sale of the asset until such obligations are fulfilled.

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

Litigation

Because of the nature of our activities, we are subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, we are not aware of any pending lawsuits against us, our officers or our directors.

We had been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint had been filed in the Supreme Court of the State of New York, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we are only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement requiring us to issue to Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued in the second fiscal quarter of 2018. We accrued $250,000, as of March 31, 2018 and December 31, 2017, respectively, and such amount was included in accrued expenses on the accompanying consolidated balance sheets.

Note 9 - Subsequent Events

Except for the event(s) discussed in this Note 9, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Series E Convertible Preferred Share Private Placement Offering

In April and May 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812  shares of our Series E convertible preferred stock (the “Preferred Stock”), at a purchase price of $5,000 per share of Preferred Stock. Each share of Preferred Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Preferred Stock has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

We received proceeds of approximately $12 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $2 million associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.

Stipulation of Settlement

As discussed in Note 8, in April 2018, we entered into a Stipulation of Settlement requiring us to issue Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued in the second fiscal quarter of 2018. We accrued $250,000, as of March 31, 2018 and December 31, 2017, respectively, and such amount is included in accrued expenses on the accompanying consolidated balance sheets.

Resignation of Officer and Directors

In May 2018, the Board accepted the resignation of Joseph W. Ramelli, our Chief Executive Officer, whereby Mr. Ramelli resigned as an officer of our company, and as a director and/or officer of any and all subsidiaries of our company, effective immediately, to pursue other opportunities. In connection with his resignation, Mr. Ramelli released us from all claims arising prior to the date of his resignation and affirmed his obligations to be bound by the restrictive covenants contained in the employment agreement between Mr. Ramelli and our company dated February 2, 2017, and we: (i) agreed to make severance payments to Mr. Ramelli in the amount of $60,000 to be paid over a six (6) month period; and (ii) granted to Mr. Ramelli fully-vested options, exercisable for a period of five years from the grant date, to purchase up to 100,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. In May 2018, the Board appointed Vuong Trieu, our Executive Chairman, to serve as our Interim Chief Executive Officer, to replace Mr. Ramelli, effective immediately. In his capacity as Interim Chief Executive Officer, Dr. Trieu shall receive a salary in the amount of $20,000 per month.

In May 2018, each of Philip C. Ranker and Philippe P. Calais, Ph.D. resigned as members of the Board, and all committees thereof, effective immediately. In connection with their resignations: (i) each of Mr. Ranker and Dr. Calais released us from all claims arising prior to the date of his resignation; (ii) we granted to Mr. Ranker fully-vested options to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock; and (iii) we granted to Dr. Calais fully-vested options to purchase up to 80,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. The foregoing options are exercisable for a period of five years from the grant date.

Issuance of Preferred Stock and Warrants to Directors

In April 2018, and in connection with the closing of our private placement on that date, we entered into Compromise and Settlement Agreements with four of the current members of our Board of Directors and one former member of our Board of Directors pursuant to which we agreed to issue to such directors an aggregate of 58.25 shares of Preferred Stock and Warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service as members of the Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250. The Securities that were issued to the directors, which were issued upon the closing of our private placement described above, have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to June 2016 Noteholders

In April 2018, and in connection with the closing of our private placement on that date, we issued to the holders (such holders, the “June 2016 Noteholders”) of those certain promissory notes in the original principal amount of $300,000 that we issued pursuant to that certain Note Purchase Agreement dated June 20, 2016 by and among our company and the June 2016 Noteholders (the “2016 Notes”) an aggregate of 71.46 shares of Preferred Stock and Warrants to purchase up to 535,950 shares of common stock as a result of the conversion of the 2016 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding.

In addition, in April 2018, and in connection with the closing of our private placement on that date, we issued to the June 2016 Noteholders an aggregate of 75 shares of Preferred Stock and Warrants to purchase up to 562,500 shares of common stock in full and complete satisfaction of our obligations to issue $375,000 worth of “Consideration Securities” to the 2016 Noteholders pursuant to that certain amendment agreement dated July 3, 2017 by and among our company and the June 2016 Noteholders.

Issuance of Securities to June 2017 Noteholders

In April 2018, and in connection with the closing of our private placement on that date, we issued to the holders of those certain promissory notes in the original principal amount of $400,000 (the “2017 Notes”) that we issued to select accredited investors (the “June 2017 Noteholders”) pursuant to Note Purchase Agreements that we entered into with the June 2017 Noteholders during June 2017 an aggregate of 83.44 shares of Preferred Stock and Warrants to purchase up to 625,800 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to the June 2017 Noteholders under the 2017 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding. The Securities that were issued to the June 2017 Noteholders have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to Blech Trust

In April 2018, and in connection with the closing of our private placement on that date, we issued to a trust affiliated with Isaac Blech, a member of our Board of Directors, an aggregate of 103.18 shares of Preferred Stock and Warrants to purchase up to 777,750 shares of common stock as a result of the conversion of that certain secured convertible promissory note in the original principal amount of $500,000 that we issued to such investor on November 22, 2017 (the “Blech Note”). As a result of the conversion of the Blech Note and the issuance of the Securities to the holder thereof, the entire unpaid principal balance of the Blech Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and the Blech Note is no longer outstanding. The Securities that were issued to the holder of the Blech Note have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to Satisfy Lines of Credit

In April 2018, and in connection with the closing of our private placement on that date, we issued to Vuong Trieu, Ph.D., our Executive Chairman, 114.63 shares of Preferred Stock and Warrants to purchase up to 859,725 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Dr. Trieu under that certain line of credit in the amount of up to $540,000 that was provided by Dr. Trieu to us, all of which had been drawn down as of the date of the closing of our private placement. The line of credit was extended pursuant to a Line Letter dated November 15, 2016 by and between us and Dr. Trieu. The Securities that were issued to Dr. Trieu have the same terms and conditions as the Securities that were issued to investors in the offering.

In April 2018, and in connection with the closing of our private placement on that date, we issued to Autotelic Inc. 19 shares of Preferred Stock and Warrants to purchase up to 142,500 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Autotelic Inc. under that certain line of credit in the amount of up to $500,000 that was provided by Autotelic Inc. to us, of which $90,816 had been drawn down as of the date of the closing described above. The line of credit was extended pursuant to a Line Letter dated April 4, 2017 by and between us and Autotelic Inc. Vuong Trieu, our Executive Chairman and Interim CEO, serves as Chairman of the Board of Autotelic Inc. The Securities that were issued to Autotelic Inc. have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities for Payables

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Preferred Stock and Warrants to purchase up to 2,564,465 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,967, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to that certain Master Services Agreement dated as of November 15, 2016 by and between our company and Autotelic Inc. Vuong Trieu, our Executive Chairman and Interim CEO, serves as Chairman of the Board of Autotelic Inc. The Securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the Securities that were issued to investors in the offering.

Stock Issuance to Novosom

In May 2018, we issued to Novosom Verwaltungs GmbH (“Novosom”) 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our continued ability to obtain additional and substantial funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
●	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
●	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;
●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Marina Biotech, Inc., a Delaware corporation, and its wholly-owned subsidiaries, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc., Atossa Healthcare, Inc., and IthenaPharma, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTCQB tier, under the symbol “MRNA.”

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

We currently have one commercial and three clinical development programs underway: (i) Prestalia® (Prestalia), a single-pill fixed dose combination of perindopril argenine, an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine besylate, a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

As reported in our Annual Report on Form 10-K, in April, 2018, we raised in excess of $10 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock (See Recent Developments: Series E Convertible Preferred Share Private Placement Offering below). Further, in May 2018, we raised an additional $2 million, net of fees and expenses, from the private placement. The use of funds from the raise will primarily be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. For the development of IT-102 and IT-103, we will seek partners or raise additional funds to advance the development programs. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

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

Reverse Merger with IThenaPharma

On November 15, 2016, Marina entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IthenaPharma, Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). For a more detailed discussion on the reverse merger, refer to Note 2 – Intangible Assets in our Notes to the Financial Statements as well as our 2017 Annual Report on Form 10K filed with the SEC.

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

Line Letters with Related Parties

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, our Executive Chairman and Interim CEO, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu has advanced the full $540,000 under the Line Letter as of December 31, 2017. Accrued interest on the Line Letter was $32,568 and $25,836 as of March 31, 2018 and December 31, 2017, respectively, and is included in convertible notes payable to related parties on the accompanying balance sheets. The line of credit is currently convertible at any time into shares of the Company’s common stock at a price of $1.77 per share.

The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of Series E Convertible Preferred Stock and warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018. As a result of the conversion of the line of credit, all of our obligations to Dr. Trieu thereunder have been satisfied and the line of credit is no longer outstanding.

In April 2017, we entered into a Line Letter with Autotelic Inc for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. is. a stockholder of IThenaPharma that became the holder of 525,535 shares of Marina common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board. Autotelic Inc. was to consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. shall have the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued to Autotelic Inc., and are due and payable upon demand by Autotelic, Inc. Autotelic Inc. advanced funds after September 1, 2017 but is no longer considering additional requests for advances as of December 31, 2017.

The balance under the line was $94,782, including accrued interest of $3,966 as of March 31, 2018, and is included in notes to related parties on the accompanying balance sheet. Since this line was not extended, no further funds are available under this line of credit.

The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into shares of Series E Convertible Preferred Stock and warrants to purchase shares of common stock upon the closing of our private placement of Series E Convertible Preferred Stock and warrants in April 2018. As a result of the conversion of the line of credit, all of our obligations to Autotelic Inc. thereunder have been satisfied and the line of credit is no longer outstanding.

Recent Developments During the Three Months Ended March 31, 2018

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

Autotelic LLC, an entity that owns approximately 22% of the issued and outstanding shares of our common stock and of which Dr. Trieu, our Executive Chairman and Interim CEO, serves as Chief Executive Officer, owns approximately 19% of the issued and outstanding shares of the common stock of ATB.

Sale of DiLA2 Assets

On March 16, 2018, we entered into a Licensing Agreement, whereby we granted exclusive rights to our DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, we agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system. The Company has yet to complete certain performance obligations under the agreement and accordingly has deferred the recognition of revenue from the sale of the asset until such obligations are fulfilled.

Series E Convertible Preferred Stock Private Placement

In April 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,334 shares of our Series E convertible preferred stock (the “Preferred Stock”), at a purchase price of $5,000 per share of Preferred Stock. Further in May 2018, we sold 478 shares of our Preferred Stock. Each share of Preferred Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of our common stock for each share of common stock issuable upon the conversion of the Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Preferred Stock has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

We received total proceeds of approximately $12 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.

Stipulation of Settlement

As discussed in Note 8, in April 2018, we entered into a Stipulation of Settlement requiring us to issue Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued during the second fiscal quarter of 2018. We accrued $250,000, as of March 31, 2018 and December 31, 2017, respectively, and such amount is included in accrued expenses on the accompanying consolidated balance sheets.

Resignation of Officer and Directors

In May 2018, the Board accepted the resignation of Joseph W. Ramelli, our Chief Executive Officer, whereby Mr. Ramelli resigned as an officer of our company, and as a director and/or officer of any and all subsidiaries of our company, effective immediately, to pursue other opportunities. In connection with his resignation, Mr. Ramelli released us from all claims arising prior to the date of his resignation and affirmed his obligations to be bound by the restrictive covenants contained in the employment agreement between Mr. Ramelli and our company dated February 2, 2017, and we: (i) agreed to make severance payments to Mr. Ramelli in the amount of $60,000 to be paid over a six (6) month period; and (ii) granted to Mr. Ramelli fully-vested options, exercisable for a period of five years from the grant date, to purchase up to 100,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. In May 2018, the Board appointed Vuong Trieu, our Executive Chairman, to serve as our Interim Chief Executive Officer, to replace Mr. Ramelli, effective immediately. In his capacity as Interim Chief Executive Officer, Dr. Trieu shall receive a salary in the amount of $20,000 per month.

In May 2018, each of Philip C. Ranker and Philippe P. Calais, Ph.D. resigned as members of the Board, and all committees thereof, effective immediately. In connection with their resignations: (i) each of Mr. Ranker and Dr. Calais released us from all claims arising prior to the date of his resignation; (ii) we granted to Mr. Ranker fully-vested options to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock; and (iii) we granted to Dr. Calais fully-vested options to purchase up to 80,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. The foregoing options are exercisable for a period of five years from the grant date.

Issuance of Preferred Stock and Warrants to Directors

In April 2018, and in connection with the closing of our private placement described above, we entered into Compromise and Settlement Agreements with four of the current members of our Board of Directors and one former member of our Board of Directors pursuant to which we agreed to issue to such directors an aggregate of 58.25 shares of Preferred Stock and Warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service as members of the Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250. The Securities that were issued to the directors, which were issued upon the closing described above, have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to June 2016 Noteholders

In April 2018, and in connection with the closing of our private placement described above, we issued to the holders (such holders, the “June 2016 Noteholders”) of those certain promissory notes in the original principal amount of $300,000 that we issued pursuant to that certain Note Purchase Agreement dated June 20, 2016 by and among our company and the June 2016 Noteholders (the “2016 Notes”) an aggregate of 71.46 shares of Preferred Stock and Warrants to purchase up to 535,950 shares of common stock as a result of the conversion of the 2016 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding.

In addition, in April 2018, and in connection with the closing of our private placement described above, we issued to the June 2016 Noteholders an aggregate of 75 shares of Preferred Stock and Warrants to purchase up to 562,500 shares of common stock in full and complete satisfaction of our obligations to issue $375,000 worth of “Consideration Securities” to the 2016 Noteholders pursuant to that certain amendment agreement dated July 3, 2017 by and among our company and the June 2016 Noteholders.

Issuance of Securities to June 2017 Noteholders

In April 2018, and in connection with the closing of our private placement described above, we issued to the holders of those certain promissory notes in the original principal amount of $400,000 (the “2017 Notes”) that we issued to select accredited investors (the “June 2017 Noteholders”) pursuant to Note Purchase Agreements that we entered into with the June 2017 Noteholders during June 2017 an aggregate of 83.44 shares of Preferred Stock and Warrants to purchase up to 625,800 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to the June 2017 Noteholders under the 2017 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding. The Securities that were issued to the June 2017 Noteholders have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to Blech Trust

In April 2018, and in connection with the closing of our private placement described above, we issued to a trust affiliated with Isaac Blech, a member of our Board of Directors, an aggregate of 103.18 shares of Preferred Stock and Warrants to purchase up to 777,750 shares of common stock as a result of the conversion of that certain secured convertible promissory note in the original principal amount of $500,000 that we issued to such investor on November 22, 2017 (the “Blech Note”). As a result of the conversion of the Blech Note and the issuance of the Securities to the holder thereof, the entire unpaid principal balance of the Blech Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and the Blech Note is no longer outstanding. The Securities that were issued to the holder of the Blech Note have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities to Satisfy Lines of Credit

In April 2018, and in connection with the closing of our private placement described above, we issued to Vuong Trieu, Ph.D., our Executive Chairman and Interim CEO, 114.63 shares of Preferred Stock and Warrants to purchase up to 859,725 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Dr. Trieu under that certain line of credit in the amount of up to $540,000 that was provided to us by Dr. Trieu, all of which had been drawn down as of the date of the closing described above. The line of credit was extended pursuant to a Line Letter dated November 15, 2016 by and between our company and Dr. Trieu. The Securities that were issued to Dr. Trieu have the same terms and conditions as the Securities that were issued to investors in the offering.

In April 2018, and in connection with the closing of our private placement described above, we issued to Autotelic Inc. 19 shares of Preferred Stock and Warrants to purchase up to 142,500 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Autotelic Inc. under that certain line of credit in the amount of up to $500,000 that was provided to us by Autotelic Inc., of which $90,816 had been drawn down as of the date of the closing described above. The line of credit was extended pursuant to a Line Letter dated April 4, 2017 by and between Autotelic Inc. and us. Vuong Trieu, our Executive Chairman and Interim CEO, serves as Chairman of the Board of Autotelic Inc. The Securities that were issued to Autotelic Inc. have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities for Payables

In April 2018, and in connection with the closing of our private placement described above, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Preferred Stock and Warrants to purchase up to 2,564,465 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,967, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to that certain Master Services Agreement dated as of November 15, 2016 by and between our company and Autotelic Inc. Vuong Trieu, our Executive Chairman and Interim CEO, serves as Chairman of the Board of Autotelic Inc. The Securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the Securities that were issued to investors in the offering.

Stock Issuance to Novosom

In May 2018, we issued to Novosom Verwaltungs GmbH (“Novosom”) 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Our loss before income taxes for the three months ended March 31, 2018 is summarized as follows in comparison to the three months ended March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017

Research and development	$173,256	$73,431
General and administrative expenses	919,908	795,444
Amortization	123,261	98,378
Other expense	144,744	114,725
Loss before provision for income taxes	$(1,361,169)	$(1,081,978)

Revenues

We had no revenues during the three months ended March 31, 2018 or 2017, respectively. As the Company has yet to complete certain performance obligations under the agreement, we have deferred the recognition of revenue of $200,000 from the sale of the DiLA2 assets until such obligations are fulfilled.   The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the three months ended March 31, 2018 are summarized as follows in comparison to our expenses for the three months ended March 31, 2017.

Research and Development

Research and development (“R&D”) expense increased by $99,825, as compared to the three months ended March 31, 2017, primarily due to costs related to the MSA with Autotelic Inc., where the Company pays cash to Autotelic Inc. for their services totaling $85,243, and on a non-cash basis, through the issuance of warrants valued at $85,493 for the three months ended March 31, 2018, partially offset by lower other R&D expenses. Other R&D expenses consist of costs of sublicensing fees, clinical development, pre-clinical studies, consulting, other outside services, and other costs.

General and Administrative

General and administrative (“G&A”) expense increased by $124,464 for the three months ended March 31, 2108, as compared to the three months ended March 31, 2017, primarily due to a charge of $375,000 related to the settlement of our 2016 notes, an increase in stock option expense of $74,639, an increase in insurance costs of $18,380, and an increase in payroll expense of $81,667. These increases were partially offset by a decrease in accounting fees of $67,374 and a decrease in legal fees of $304,092.

Amortization Expense

Amortization expenses relates to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with a combined estimated fair value of $3,056,066.

Other Expense

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$(144,744)	$(11,653)
Change in fair value liability of warrants	-	(103,072)
Total other expense, net	$(144,744)	$(114,725)

Total net other expense for the three months ended March 31, 2018 increased $30,019 compared to the three months ended March 31, 2017. The increase is primarily attributable to an increase in interest expense from new notes payable assumed since the three months ended March 31, 2017. There was no gain or loss on the change in fair value liability of warrants during the three months ended March 31, 2018 due to the adoption of Accounting Standards Update 2017-11 in November 2017 relating to the issuance of financial statements that include down round provisions utilizing the modified retrospective approach.

Liquidity & Capital Resources

Working Capital Deficiency

	March 31, 2018	December 31, 2017
Current assets	$146,904	$124,943
Current liabilities	(6,876,493)	(5,735,503)
Working capital deficiency	$(6,729,589)	$(5,610,560)

Current assets increased by $21,961, which was attributable to an increase in prepaid expenses of $80,571 offset by a decrease in cash of $58,610.

Current liabilities increased by $1.140,990, which was primarily attributable to an increase of accounts payable of $428,906, an increase of $319,524 in amounts due related parties, deferred recognition of revenue of $200,000 from the sale of the DiLA2 asset and an increase of $135,744 in convertible notes to related parties.

Cash Flows

	Three Months Ended
	March 31, 2018	March 31, 2017

Net cash used in operating activities	$(58,610)	$(363,970)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	475,064
Increase (decrease) in cash	$(58,610)	$111,094

The decrease in net cash used in operating activities during the three months ended March 31, 2018, compared to 2017, was mainly due to our net loss of $1,361,169, offset by an increase in accounts payable of $428,906, an increase in accrued expenses of $47,816 and an increase in amounts due to related party of $319,524.

The $475,064 in net cash provided by financing activities during the three months ended March 31, 2017, is primarily attributable to proceeds of $250,000 from the sale of stock, and $230,514 from additional borrowings on the convertible note to related party.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2018, we had a significant accumulated deficit of approximately $9 million and a negative working capital of approximately $7 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the outlicensing or sale of our licensed assets and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April, 2018, we raised over $10 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock, and warrants to purchase shares of our common stock. Further, in May 2018, we raised an additional $2 million net proceeds from the same private placement. For our assessment as of March 31, 2018, we have considered the amount raised and we believe that the $12 million will provide us the ability to continue as a going concern for one year from the issuance date of this Form 10-Q. We may continue to attempt to obtain future financing or engage in strategic transactions and may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned

Future Financing

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2017 Form 10-K. The material weaknesses discussed therein have not been fully remediated. In connection with such remediation efforts, in October 2017 we engaged Amit Shah to serve as our Chief Financial Officer . There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in our Form 10-K for the year ended December 31, 2017, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We had been named in a complaint filed in the Supreme Court of the State of New York as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. Although the complaint had been filed, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we were only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement requiring us to issue to Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued in the second fiscal quarter of 2018. We accrued $250,000, as of March 31, 2018 and December 31, 2017, respectively, and such amount was included in accrued expenses on the accompanying consolidated balance sheets.

Our Prestalia product is currently involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which is currently pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), is captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) have filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex seeks a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge is designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product. Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to pharmaceutical products containing as an active pharmaceutical ingredient perindopril in combination with other active pharmaceutical ingredients, which rights have been licensed to Symplmed Pharmaceuticals) to resolve the challenge in the second quarter of 2017, and such parties, along with us, have come to a general agreement on terms that will result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. The term sheet memorializing such terms is pending execution in a final settlement agreement. In the meantime, the District Court has entered an order extending the time for the defendants to respond to Apotex’s Complaint .  Resolution of the Apotex litigation continues with alignment from all parties, including Servier, Apotex, Symplmed and Marina. Necessary extensions have been agreed upon and final resolution is anticipated this year.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), as filed with the SEC on April 17, 2018, in addition to other information contained in those documents and reports that we have filed with the Securities and Exchange commission pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, we entered into a Stipulation of Settlement in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc., requiring us to issue to Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued in May 2018. We issued he shares in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In May 2018, we issued to Novosom Verwaltungs GmbH (“Novosom”) 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017. We issued the shares in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant dated as of April 16, 2018 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 19, 2018, and incorporated herein by reference.)

31.1	Certification of our Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINA BIOTECH, INC.

Date: May 18, 2018	By:	/s/ Vuong Trieu, Ph.D.
Vuong Trieu, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2018		/s/ Amit Shah
Amit Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

