Form 10-Q
period 2018-06-30
Marina Biotech, Inc.
filed 2018-08-10
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 10, there were 11,241,684 shares of the registrant’s common stock outstanding.

MARINA BIOTECH, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Items 3, 4 and 5 have not been included as they are not applicable.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$8,354,122	$106,378
Inventory	79,767	-
Prepaid expenses and other assets	211,693	18,565
Total current assets	8,645,582	124,943

Furniture and fixtures, net of depreciation	10,066	-
Intangible assets, net of amortization	2,309,451	2,555,974
Goodwill	3,502,829	3,502,829
	5,822,346	6,058,803

Total assets	$14,467,928	$6,183,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,134,557	$1,033,353
Due to related party, including warrant liability	91,614	1,336,518
Accrued expenses	911,295	1,139,369
Accrued fee payable	-	320,000
Deferred revenue	200,000	-
Notes payable	-	444,223
Notes payable - related parties	-	1,462,040
Total current liabilities	2,337,466	5,735,503

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 and 750 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 and 60 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-

Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,490 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	35	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 11,241,684 and 10,521,728 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	64,700	63,127
Additional paid-in capital	26,374,371	8,413,823
Accumulated deficit	(14,308,644)	(8,028,707)

Total stockholders’ equity	12,130,462	448,243

Total liabilities and stockholders’ equity	$14,467,928	$6,183,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses

Sales, marketing and commercial operations	$2,585,945	$-	$2,585,945	$-
Research and development	-	439,894	173,256	513,325
General and administrative	1,059,088	402,794	1,978,996	1,198,238
Amortization	123,262	106,226	246,523	204,604
Total operating expenses	3,768,295	948,914	4,984,720	1,916,167

Loss from operations	(3,768,295)	(948,914)	(4,984,720)	(1,916,167)

Other expense

Interest expense	(5,156)	(15,621)	(149,900)	(27,274)
Change in fair value liability of warrants	-	(10,715)	-	(113,787)
Loss on settlement	(874,697)	-	(874,697)	-
Change in fair value of derivative liability	-	(195,943)		(195,943)
	(879,853)	(222,279)	(1,024,597)	(337,004)

Loss before provision for income taxes	(4,648,148)	(1,171,193)	(6,009,317)	(2,253,171)

Provision for income taxes	-	-	-	800

Net loss	$(4,648,148)	$(1,171,193)	$(6,009,317)	$(2,253,971)

Net loss per share – basic and diluted	$(0.43)	$(0.12)	$(0.56)	$(0.24)

Weighted average shares outstanding	10,821,230	9,733,078	10,672,082	9,567,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

						Additional
	Series E Preferred Stock		Common Stock		Additional Paid-in	Paid-in Capital -	Accumulated
	Number	Par Value	Number	Par Value	Capital	Warrants	Deficit	Total

Balance, December 31, 2017	-	$-	10,521,278	$63,127	$8,413,823	–	$(8,028,707)	$448,243

Issuance of Series E Preferred Stock, net of fees	2,812	28	–	–	$12,258,197	–	–	12,258,225

Warrants issued with Series E Preferred Stock	–	–	–	–	(31,106,896)	31,106,896	–	–

Issuance of Series E Preferred for debt and accounts payable	687	7	–	–	3,437,728	–	–	3,437,735

Conversion of Series C Preferred stock for common stock	–	–	433,334	–	–	–	–

Conversion of Series D Preferred stock for common stock	–	–	25,000	–	–	–	–

Warrants issued for settlement of liability	–	–	–	–	–	1,494,469	–	1,494,469

Shares issued for settlement of litigation	–	–	210,084	1,261	248,739	–	–	250,000

Shares issued for License Agreement	–	–	51,988	312	74,688	–	–	75,000

Accrued dividend	–	–	–	–	–	–	(270,620)	(270,620)

Share based compensation	–	–	–	–	493,038	–	–	493,038

Cancellation of Series E Preferred Stock	(9)	–	–	–	(46,311)	–	–	(46,311)

Net loss	–	–	–	–	–	–	(6,009,317)	(6,009,317)

Balance, June 30, 2018	3,490	$35	11,241,684	$64,700	$(6,226,994)	$32,601,365	$(14,308,644)	$12,130,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash Flows Used in Operating Activities:

Net loss	$(6,009,317)	$(2,253,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	493,038	88,968
Common shares issued to third party for services	-	54,000
Common shares issued for settlement	250,000	-
Preferred shares issued for note settlement	375,000	-
Common shares issued to license agreement	75,000	-
Amortization of intangibles	246,523	204,604
Amortization of debt discount	113,171	-
Depreciation	438	-
Non-cash interest expense	36,729	-
Loss on settlement	874,697
Change in fair value liabilities for price adjustable warrants	-	113,787
Change in fair value of derivative liability	-	195,943
Changes in operating assets and liabilities:
Inventory	(79,767)	-
Prepaid expenses and other assets	(193,128)	41,374
Accounts payable	161,265	330,351
Accrued expenses	(329,357)	298,491
Accrued fee	(320,000)	-
Deferred revenue	200,000	-
Due to related party	249,565	193,966

Net Cash Used in Operating Activities	(3,856,143)	(732,487)

Cash Flows Used in Investing Activities:
Purchase of furniture and fixtures	(10,504)	-
Purchase of intangible assets	-	(300,000)

Net Cash Used in Investing Activities	(10,504)	(300,000)

Cash Flows Provided By Financing Activities:

Proceeds from sale of preferred stock, net offering expenses	12,258,225	-
Proceeds from sale of common stock to related party	-	250,000
Proceeds from notes payable due to related party	-	80,410
Proceeds from convertible notes	-	400,000
Proceeds from convertible notes due to related parties, net	-	290,000
Proceeds from exercise of warrants for common stock	-	170,643
Payments for notes payable	(143,834)	-

Net Cash Provided by Financing Activities	12,114,391	1,191,053

Net increase in cash	8,247,744	158,566

Cash – Beginning of Period	106,378	105,347
Cash - End of Period	$8,354,122	$263,913

Supplementary Cash Flow Information:
Income taxes paid	$-	$800

Non-cash Investing and Financing Activities:	,
Issuance of warrants for liabilities, related party	$1,494,469	$-
Common stock issued for accounts payable	$-	$947,714
Return of common stock for note receivable	$-	$31,404
Adjustment to goodwill	$-	$55,247
Preferred share settlement of debt and accrued liabilities	$3,437,735	$-
Issuance of warrants	$31,106,896	$-
Accrued dividends	$270,620	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies

Business Overview

Marina Biotech, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IthenaPharma, Inc. (“Ithena”) (collectively “Marina,” “we,” “our,” or “us”) is a fully integrated, commercial stage pharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and certain additional international markets. Our portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Its mission is to provide effective and patient centric treatment for hypertension – including resistant hypertension. In this connection, we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also called Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

In doing so, we have created a universal platform for the effective treatment of hypertension as well as for the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia® (Prestalia), and the other products in our pipeline, devices for therapeutic drug monitoring, blood pressure, and other cardiac monitors, as well as services such as counseling and prescription reminders.

We currently have one commercial and three clinical development programs underway: (i) Prestalia, a single-pill FDC of perindopril argentine (perindoprol), an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine besylate (amlodipine), a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

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

As reported in our Annual Report on Form 10-K, in April 2018, we raised in excess of $10 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock (See Recent Developments: Series E Convertible Preferred Stock Private Placement Offering below). Further, in May 2018, we raised an additional $2 million, net of fees and expenses, from the private placement. In July 2018, we raised $1.4 million net of fees and expenses, from a private placement of our newly created Series F Convertible Preferred Stock. The use of funds from the private placement will be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. For the development of IT-102 and IT-103, we will seek partners or raise additional funds to advance the development programs. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F convertible preferred stock at a purchase price of $5,000 per share. See Note 9 – Subsequent Events.

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

As our strategy is to be a fully integrated pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a secondary focus on advancing our FDC pipeline to further enhance our commercial presence.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThena and Marina Biotech, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. There were no liabilities measured at fair value as of June 30, 2018 or December 31, 2017.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of June 30, 2018 or December 31, 2017.

Revenue Recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report.

The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

During the three months ended June 30, 2018, the Company entered into certain contracts for the sale and distribution of Prestalia and shipped orders totaling approximately $58,000. The Company has not recognized this revenue since it cannot yet determine that collectability of the entire amount is probable.

During the three months ended March 31, 2018, Marina entered into a Licensing Agreement, whereby Marina granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Marina has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has yet to complete certain performance obligations under the agreement and accordingly has deferred the recognition of revenue from the sale of the asset until such obligations are fulfilled.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share (after giving effect of the one for ten reverse stock split) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2018	2017

Stock options outstanding	1,122,457	233,400
Warrants	33,028,829	2,492,945
Shares to be issued upon conversion of notes payable	-	312,050
Restricted common stock	-	70,000
Total	34,151,286	3,108,395

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

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

The purchase price of $620,000 had been allocated based on a preliminary estimate of the fair value of the assets acquired and is included in intangible assets as of December 31, 2017 and June 30, 2018. No subsequent adjustments were deemed necessary by the Company.

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

The following table summarizes the estimated fair value of the identifiable intangible asset acquired, their useful life, and method of amortization:

	Estimated Fair Value	Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset from the Merger	$2,361,066	6.0	$393,511
Intangible asset - Prestalia	620,000	6.6	94,177
Intangible asset – DyrctAxess	75,000	14.0	5,357
Total	$3,056,066		$493,045

The net intangible asset was $2,309,451, net of accumulated amortization of $746,615, as of June 30, 2018. Amortization expense was $246,523 and $204,604 for the six months ended June 30, 2018 and 2017, respectively, and $123,262 and $106,226 for the three months ended June 30, 2018 and 2017, respectively.

Note 3 - Related Party Transactions

Due to Related Party

The Company and other related entities have a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company has a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly-owned by one of the Company’s Board members, namely Vuong Trieu, Ph.D., effective November 15, 2016. Autotelic Inc. currently owns less than 5% of the Company. The MSA states that Autotelic Inc. will provide business functions and services to the Company and allows Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services. In August 2018, we have notified Autotelic that we are terminating the services under the MSA and that such services would end on October 31, 2018.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the six months ended June 30, 2018 and 2017, Autotelic Inc. billed a total of $616,385 and $317,044, including personnel costs of $284,091 and $243,944, respectively. An unpaid balance of $64,478 and $730,629 is included in due to related party in the accompanying balance sheet as of June 30, 2018 and December 31, 2017, respectively.

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Preferred Stock and Warrants to purchase up to 1,219,425 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,950, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The Securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the Securities that were issued to investors in the offering (See Note 5). Such warrants have a five-year term, an exercise price of $0.55. In addition, we issued 1,345,040 warrants to purchase shares of common stock to Autotelic to satisfy a liability to issue warrants as of March 31, 2018. Such warrants have a five-year term, an exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of debt of $754,697.

Resignation and Appointment of Officer and Directors

On April 27, 2018, our Board of Directors (the “Board”) increased the size of the entire Board from five (5) directors to seven (7) directors, and it appointed each of Erik Emerson and Tim Boris to fill the vacancies created thereby.

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

In May 2018, the Board accepted the resignation of Joseph W. Ramelli, our Chief Executive Officer, whereby Mr. Ramelli resigned as an officer of our company, and as a director and/or officer of any and all subsidiaries of our company, effective immediately, to pursue other opportunities. In connection with his resignation, Mr. Ramelli released us from all claims arising prior to the date of his resignation and affirmed his obligations to be bound by the restrictive covenants contained in the employment agreement between Mr. Ramelli and our company dated February 2, 2017, and we: (i) agreed to make severance payments to Mr. Ramelli in the amount of $60,000 to be paid over a six (6) month period; and (ii) granted to Mr. Ramelli fully-vested options, exercisable for a period of five years from the grant date, to purchase up to 100,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. In May 2018, the Board appointed Vuong Trieu, a director of the Company and former Executive Chairman, to serve as our Interim Chief Executive Officer, to replace Mr. Ramelli, effective with Mr. Ramelli’s departure. In his capacity as Interim Chief Executive Officer, Dr. Trieu received a salary in the amount of $20,000 per month. Dr. Trieu resigned from the position of Interim Chief Executive Officer on June 18, 2018.

On June 18, 2018, the Board appointed Robert C. Moscato, Jr., to serve as our Chief Executive Officer effective immediately. In connection with the appointment of Mr. Moscato as Chief Executive Officer, Dr. Trieu resigned as Interim Chief Executive Officer, and also from his position as Executive Chairman of our company, effective immediately.

On June 18, 2018, the Board appointed Uli Hacksell, Ph.D.to serve as a member of the Board, and as Chairman of the Board, effective July 1, 2018. Dr. Hacksell agreed to devote half of his business time to Marina.

On June 28, 2018, the Board appointed Mr. Moscato to serve as a member of the Board, effective July 1, 2018.

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

Transactions with BioMauris, LLC

During the six months ended June 30, 2018, the company paid a total of $309,116 for services provided by BioMauris, LLC, of which Erik Emerson, our Chief Commercial Officer and a director of Marina, is Executive Chairman. A total of $33,016 was due to BioMauris, LLC as of June 30, 2018.

Note 4 – Notes Payable

Following is a breakdown of notes payable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Notes payable	$-	$97,523
Convertible notes payable	-	346,700
Total notes payable	$-	$444,223

Notes payable – related parties	-	$93,662
Convertible notes payable – related parties (net of debt discount of $0 and $113,171 as of June 30, 2018 and December 31, 2017, respectively)	-	1,368,378
Total notes payable – related parties	$-	$1,462,040

Note Payable – Service Provider

In December 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note called for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note was unsecured and non-interest bearing. The note was paid in full in May 2018. The balance due on the note was $0 and $97,523 as of June 30, 2018 and December 31, 2017, respectively.

Note Purchase Agreement and Amendment

In June 2016, Marina entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which Marina issued to the Purchasers unsecured promissory notes in the aggregate principal amount of $300,000 (the “2016 Notes”). Interest accrued on the unpaid principal balance of the 2016 Notes at the rate of 12% per annum beginning on September 20, 2016. The 2016 Notes were due and payable on June 20, 2017.

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to those 2016 Notes and the warrants to purchase shares of our common stock that are currently held by the Purchasers and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Marina, MDRNA, Cequent and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the 2016 Notes to December 31, 2017, to provide for the issuance of consideration securities at a cost of $375,000 (“Consideration Securities”) and to extend the price protection applicable to certain of the warrants held by the Purchasers with respect to dilutive offerings afforded thereunder to February 10, 2020. Refer to our Form 10-Q for the six months ended June 30, 2017 for a more detailed discussion and additional terms for these 2016 Notes.

In April 2018, and in connection with the closing of our private placement on that date, we issued to the holders (such holders, the “June 2016 Noteholders”) an aggregate of 71.46 shares of Preferred Stock and Warrants to purchase up to 535,950 shares of common stock as a result of the conversion of the 2016 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding.

In addition, in April 2018, and in connection with the closing of our private placement on that date, we issued to the June 2016 Noteholders an aggregate of 75 shares of Preferred Stock and Warrants to purchase up to 562,500 shares of common stock in full and complete satisfaction of our obligations to issue $375,000 worth of Consideration Securities to the 2016 Noteholders pursuant to that certain amendment agreement dated July 3, 2017 by and among our company and the June 2016 Noteholders.

As of June 30, 2018 and December 31, 2017, the accrued interest expense on the Notes amounted to $0 and $46,700, respectively, with a total balance of principal and interest of $0 and $346,700, respectively.

Bridge Note Financing

In June 2017, we issued convertible promissory notes (the “2017 Notes”) in the aggregate principal amount of $400,000 to 10 investors pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with such investors. The 2017 Notes bear interest at a rate of five percent (5%) per annum and are due and payable at any time on or after the earlier of (i) June 1, 2018 and (ii) the occurrence of an event of default (as defined in the Note Purchase Agreement). Our then Executive Chairman and our Chief Science Officer were each investors in the 2017 Notes.

Upon written notice delivered to us by the holders of a majority in interest of the aggregate principal amount of 2017 Notes that are outstanding at the time of such calculation (the “Majority Holders”) not more than five (5) days following the maturity date of the 2017 Notes, the Majority Holders shall have the right, but not the obligation, on behalf of themselves and all other holders of 2017 Notes, upon written notice delivered to us, to elect to convert the entire unpaid principal amount of all, but not less than all, of the 2017 Notes and the accrued and unpaid interest thereon into such number of shares of our common stock as is equal to, with respect to each Note: (x) the entire unpaid principal amount of such Note and the accrued and unpaid interest thereon on the date of the delivery of such notice by (y) $3.50.

As of June 30, 2018 and December 31, 2017, the accrued interest expense on the 2017 Notes amounted to $0 and $11,365, with a total balance of principal and interest of $0 and $411,365, respectively, and is included in notes payable – related parties on the accompanying balance sheet.

In April 2018, and in connection with the closing of our private placement on that date, we issued to the holders (the “June 2017 Noteholders”) pursuant to Note Purchase Agreements that we entered into with the June 2017 Noteholders during June 2017 an aggregate of 83.44 shares of Preferred Stock and Warrants to purchase up to 505,705 shares of common stock, (of which 9.27 shares were subsequently cancelled and paid to such holders an aggregate of $46 thousand in cash) as full and complete satisfaction of the unpaid principal balance  (and accrued but unpaid interest thereon) owed by us to the June 2017 Noteholders under the 2017 Notes. As a result of the conversion of the 2017 Notes and the issuance of the Securities to the June 2016 Noteholders (and payment of cash), the entire unpaid principal balance of the 2017 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding. The Securities that were issued to the June 2017 Noteholders have the same terms and conditions as the Securities that were issued to investors in the offering.

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

In November 2017, the Company issued a convertible promissory note with a related party (a trust affiliated with Isaac Blech, a member of our Board of Directors) for $500,000 (the “Blech Note”), with annual interest at 8%, maturing on March 31, 2018, and convertible at the price equal to any financing transaction involving the sale by the Company of its equity securities yielding aggregate gross proceeds to the Company of not less than $5 million. The note included warrants to purchase 66,667 shares of the Company’s common stock, with a 5-year term and an exercise price of $0.75.

In April 2018, and in connection with the closing of our private placement on that date, we issued to the trust an aggregate of 103.18 shares of Preferred Stock and Warrants to purchase up to 777,750 shares of common stock as a result of the conversion of the Blech Note in the original principal amount of $500,000. As a result of the conversion of the Blech Note and the issuance of the Securities to the holder thereof, the entire unpaid principal balance of the Blech Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and the Blech Note is no longer outstanding. The Securities that were issued to the holder of the Blech Note have the same terms and conditions as the Securities that were issued to investors in the offering.

The Blech Note included a debt discount of $162,210 consisting of loan costs of $50,000 and the fair value of the warrants of $112,210. Total amortization of this debt discount was 113,171 for the six months ended June 30, 2018, with a remaining unamortized value of $0. Total principal and interest was $0 and $504,274 as of June 30, 2018 and December 31, 2017, respectively, and is included in notes payable – related parties on the accompanying balance sheet.

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Dr. Trieu, a director of the Company and our former Executive Chairman and Interim CEO, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu has advanced the full $540,000 under the Line Letter as of December 31, 2017. The line of credit was convertible at any time into shares of the Company’s common stock at a price of $1.77 per share.

In April 2018, and in connection with the closing of our private placement on that date, we issued to Dr. Trieu 114.63 shares of Preferred Stock and Warrants to purchase up to 859,725 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Dr. Trieu under that certain line of credit in the amount of up to $540,000 that was provided by Dr. Trieu to us, all of which had been drawn down as of the date of the closing of our private placement. As such, the Line of Credit was terminated in April 2018. The Securities that were issued to Dr. Trieu have the same terms and conditions as the Securities that were issued to investors in the offering.

Accrued interest on the Line Letter was $0 and $25,836 as of June 30, 2018 and December 31, 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheets.

Line Letter with Autotelic, Inc.

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

In April 2018, and in connection with the closing of our private placement on that date, we issued to Autotelic Inc. 19 shares of Preferred Stock and Warrants to purchase up to 142,500 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Autotelic Inc. under that certain line of credit in the amount of up to $500,000 that was provided by Autotelic Inc. to us, of which $90,816 had been drawn down as of the date of the closing described above. As such, in April 2018, the line of credit with Autotelic Inc was terminated. The Securities that were issued to Autotelic Inc. have the same terms and conditions as the Securities that were issued to investors in the offering.

The balance under the line was $0 and $93,662, including accrued interest of $0 and $2,847 as of June 30, 2018 and December 31, 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheet.

Note 5 – Stockholders’ Equity

Preferred Stock

Marina has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, Marina designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Marina designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Marina designated 3,500 shares of Series E Convertible Preferred Stock. In July 2018, Marina designated 2,200 shares of Series F Convertible Preferred Stock.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share. In September 2017, an investor converted 270 shares of Series C Preferred stock into 180,000 shares of our common stock.

In June 2018, an investor converted 650 shares of Series C Preferred stock into 433,334 shares of our common stock.

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

In May 2018, an investor converted 20 shares of Series D Preferred into 25,000 shares of common stock.

Series E Convertible Preferred Stock Private Placement

In April and May 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812 shares of our Series E convertible preferred stock (the “Preferred Stock”), at a purchase price of $5,000 per share of Preferred Stock. Each share of Preferred Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Preferred Stock accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The cumulative dividends are required obligations to be paid each year by the Company. The Preferred Stock has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

We received net proceeds of approximately $12.3 million from the sale of the Preferred Stock, after deducting placement agent fees and estimated expenses payable by us of approximately $2 million associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.

We accrued dividends on the Series E Preferred Stock of $270,620 for the three months and six months ended June 30, 2018. No similar dividends were accrued for the same periods of 2017.

Series F Convertible Preferred Share Private Placement Offering

In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F convertible preferred stock at a purchase price of $5,000 per share. See Note 9 – Subsequent Events.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “MRNA”. We currently have 11,241,684 shares of our common stock outstanding.

Stock Issuances

In addition to the common stock issuances described above, we issued the following shares of the Company’s common stock during the six months ended June 30, 2018.

As discussed in Note 7, in May 2018, we issued to Novosom 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

As discussed in Note 8, in April 2018, we entered into a Stipulation of Settlement with Vaya Pharma and issued a total of 210,084 shares of our common stock with a fair value of $250,000.

In May 2018, an investor converted 20 shares of Series D Preferred into 25,000 shares of common stock.

In June 2018, an investor converted 650 shares of Series C Preferred stock into 433,334 shares of our common stock.

Warrants

As of June 30, 2018, there were 33,028,829 warrants outstanding, with a weighted average exercise price of $0.81 per share, and annual expirations as follows:

Expiring in 2018	-
Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	29,202,227
Expiring thereafter	1,693,773
33,028,829

The above includes 29,135,560 warrants issued in April and May 2018 in connection with our Series E Preferred Stock offering with a fair value of $31,106,896 which are reflected in additional paid-in capital and additional paid in capital-warrants on the accompanying condensed consolidated statement of stockholder’s equity. The warrants have a five-year term and an exercise price of $0.55. There was no expense related to these warrants.

Additionally, the above includes 1,345,040 warrants issued to Autotelic, Inc. in April 2018 to satisfy accrued and unpaid fees in the aggregate amount of approximately $739,772, and other liabilities, owed to Autotelic Inc. as of March 31, 2018. The warrants have a five-year term, an exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of liability of $754,697.

The above includes price adjustable warrants totaling 1,895,013 which are described more fully in our 2017 Annual Report on Form 10-K.

A total of 11,131 warrants expired during the six months ended June 30, 2018. 252 warrants have since expired in July 2018.

Note 6 — Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	745,707	$8.84
Options granted	399,000	1.01
Options expired / forfeited	(22,250)	220.70
Outstanding, June 30, 2018	1,122,457	1.86
Exercisable, June 30, 2018	590,519	$1.76

The following table summarizes additional information on Marina’s stock options outstanding at June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98	380,000	4.84	$0.98	380,000	$0.98
$1.00	14,000	3.38	$1.00	14,000	$1.00
$1.50 – $1.80	553,007	8.59	1.78	141,069	1.75
$2.60 – $8.20	150,400	3.83	2.94	30,400	4.48
$10.70 – $22.00	25,050	1.23	10.81	25,050	10.81

Totals	1,122,457	6.46	$1.86	590,519	$1.76

Weighted-Average Exercisable Remaining Contractual Life (Years) 4.92

In January 2018, the Company granted a total of 19,000 stock options to directors and officers for services. The options have an exercise price of $1.56 and a five-year term.

In May 2018, the Company granted a total of 380,000 stock options to directors and officers for services. The options have an exercise price of $0.98 and a five-year term.

As of June 30, 2018, we had $717,996 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $493,038 and $59,568 for the six months ended June 30, 2018 and 2017, respectively, and $374,159 and $15,328 for the three months ended June 30, 2018 and 2017, respectively.

In July 2018, we granted our Chief Executive Officer, Robert Moscato Jr. 1,500,000 Incentive Stock Options; Uli Hacksell, Ph.D., the Chairman of our Board, 1,000,000 Incentive Stock Options; and Erik Emerson, our Chief Commercial Officer, 1,125,000 Incentive Stock Options.

As of June 30, 2018, the intrinsic value of options outstanding or exercisable was $0 as there were no options outstanding with an exercise price less than $0.63, the per share closing market price of our common stock at that date.

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

In May 2018, we issued to Novosom 51,988 shares of our common stock, with a fair value of $75,000, as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

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

Vuong Trieu, Ph.D., one of our Board members, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

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

Autotelic LLC, an entity that owns approximately 22% of the issued and outstanding shares of our common stock and of which Dr. Trieu, a current director of the Company and former Executive Chairman and Interim CEO, serves as Chief Executive Officer, owns approximately 19% of the issued and outstanding shares of the common stock of ATB.

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

Asset Purchase Agreement

In July 2017, Marina entered into an Asset Purchase Agreement with Symplmed Pharmaceuticals LLC and its wholly-owned subsidiary Symplmed Technologies, LLC (“Sellers”) pursuant to which the Company purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care (see Note 2).

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

We had been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint had been filed in the Supreme Court of the State of New York, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we are only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement requiring us to issue to Vaya Pharma 210,084 shares of our common stock with a fair value of $250,000, which shares were issued in April of 2018. We accrued $0 and $250,000, as of June 30, 2018 and December 31, 2017, respectively, and such amount was included in accrued expenses on the accompanying consolidated balance sheets.

Note 9 - Subsequent Events

Except for the events discussed in this Note 9, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Series F Convertible Preferred Share Private Placement Offering

In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F convertible preferred stock (the “Preferred Stock”), at a purchase price of $5,000 per share of Preferred Stock. Each share of Preferred Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Preferred Stock has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

We received proceeds of approximately $1.4 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $180,000 associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 308,000 shares of our common stock. The Warrant has a five-year term and an exercise price of $0.55 per share.

Stock Option Grants

In July 2018, we granted our Chief Executive Officer, Robert Moscato Jr. 1,500,000 Incentive Stock Options; Uli Hacksell, Ph. D., the Chairman of our Board, 1,000,000 Incentive Stock Options; and Erik Emerson, our Chief Commercial Officer, 1,125,000 Incentive Stock Options.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform them to actual results, new information, future events or otherwise, except as otherwise required by securities and other applicable laws.

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

Corporate Overview

Nature of Business

We are a fully integrated, commercial stage pharmaceutical company delivering proprietary drug therapeutics for significant unmet medical needs in the U.S., Europe and certain additional international markets. Our portfolio of products currently focuses on fixed dose combinations (“FDC”) in hypertension, arthritis, pain and oncology allowing for innovative solutions to such unmet medical needs. Our mission is to provide effective and patient centric treatment for hypertension – including resistant hypertension. In this connection, we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also called Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care.

In doing so, we have created a universal platform for the effective treatment of hypertension as well as for the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, and the other products in our pipeline, devices for therapeutic drug monitoring, blood pressure, and other cardiac monitors, as well as services such as counseling and prescription reminders.

We currently have one commercial and three clinical development programs underway: (i) Prestalia® (Prestalia), a single-pill fixed dose combination of perindopril argenine (perindopril), an angiotensin-converting-enzyme (“ACE”) inhibitor and amlodipine besylate (amlodipine), a calcium channel blocker (“CCB”), which has been approved by the U.S. Food and Drug Administration (“FDA”) and is marketed in the U.S.; (ii) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103, each of which is an FDC of celecoxib, a COX-2 selective nonsteroidal anti-inflammatory drug (“NSAID”) and either lisinopril (IT-102) or olmesartan (IT-103) – both Lisinopril and olmesartan are antihypertension drugs; (iii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); and (iv) CEQ508 combined with IT-103 to treat Colorectal Cancer.

During the six months ended June 30, 2018, we received proceeds of approximately $12.3 million from the sale of our newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”), net of fees and expenses. The use of funds from the raise will be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. For the development of IT-102 and IT-103, we will seek partners or raise additional funds to advance the development programs. We believe that by combining a COX-2 inhibitor with an antihypertensive in a single FDC oral tablet, IT-102 and IT-103 will each offer improved safety profiles as compared to currently available and previously marketed COX-2 inhibitors as well as address patients with chronic pain who are commonly taking antihypertension drugs concurrently. We further believe that the current opioid addiction epidemic in the U.S. has been driven in part by the withdrawal from the market of certain COX-2 inhibitors due to their associated risk of cardiovascular-related adverse events. We plan to license or divest our other assets since they no longer align with our focus on the treatment of hypertension.

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

As our strategy is to be a fully integrated pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a secondary focus on advancing our FDC pipeline to further enhance our commercial presence.

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

Reverse Merger with IThenaPharma

In November 2016, we entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IthenaPharma, Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Marina (“Merger Sub”), and Vuong Trieu as the IThena representative (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”). For a more detailed discussion on the reverse merger, refer to our 2017 Annual Report on Form 10K filed with the SEC.

Acquisition of Prestalia

Subsequent to the Merger we executed on our strategy to become a commercial stage company with the acquisition of Prestalia from Symplmed. Specifically, in June 2017, we entered into an Asset Purchase Agreement with Symplmed for the purchase of Prestalia, which is an FDA-approved and marketed anti-hypertensive drug. This is a FDC of perindopril, an ACE inhibitor, and amlodipine, a calcium channel blocker (“CCB”), and is indicated as a first line therapy for hypertension control.

We believe that the acquisition of Prestalia transforms our company from a clinical stage company to a commercial organization. Prestalia was approved in January 2015 and has been marketed in select U.S. states since then by Symplmed. Prestalia sales saw solid growth through September of 2016, via new patient acquisition and strong patient retention. Due to lack of funding, further revenues and marketing of Prestalia was ceased by the end of calendar year 2016. In the near term, our focus will be dedicated to re-acquiring prior Prestalia patients, with subsequent efforts dedicated to building a strong sales team to fully market the product. This includes our efforts to re-establish our relationships with our contract manufacturers to support marketing of Prestalia.

We believe that the Prestalia acquisition will not only make us a revenue-stage company, but also that the marketing, distribution and sales network that we will build will pave a strong foundation for the promotion and commercialization of our two other hypertension pipeline products – namely IT-102 and IT-103, as well as any other similar products that we internally develop or acquire.

Line Letters with Related Parties

In connection with the Merger, Marina entered into a Line Letter dated November 15, 2016 with Vuong Trieu, Ph.D., a current director of the Company and former Executive Chairman and Interim CEO, for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu had advanced the full $540,000 under the Line Letter as of December 31, 2017. In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to Dr. Trieu 114.63 shares of Series E Preferred Stock and warrants to purchase up to 859,725 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Dr. Trieu. The securities that were issued to Dr. Trieu have the same terms and conditions as the Securities that were issued to investors in the Series E Preferred Stock offering. As a result of the conversion of the line of credit, all of our obligations to Dr. Trieu thereunder have been satisfied and the line of credit is no longer outstanding.

In April 2017, we entered into a Line Letter with Autotelic Inc. for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. is. a stockholder of IThenaPharma that became the holder of 525,535 shares of our common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board. In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to Autotelic Inc. 19 shares of Series E Preferred Stock and Warrants to purchase up to 142,500 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Autotelic Inc. The securities that were issued to Autotelic Inc. have the same terms and conditions as the Securities that were issued to investors in the Series E Preferred Stock offering. As a result of the conversion of the line of credit, all of our obligations to Autotelic Inc. thereunder have been satisfied and the line of credit is no longer outstanding.

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

Autotelic LLC, an entity that owns approximately 22% of the issued and outstanding shares of our common stock and of which Dr. Trieu, a current director of the Company and former Executive Chairman and Interim CEO, serves as Chief Executive Officer, owns approximately 19% of the issued and outstanding shares of the common stock of ATB.

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

Recent Developments During the Three Months Ended June 30, 2018

Series E Convertible Preferred Stock Private Placement

We created a new class of Preferred Stock, namely the Series E Convertible Preferred Stock (Series E Preferred Stock), to raise funds through a private placement. In April 2018, we entered into subscription agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,334 shares of our Series E Preferred Stock at a purchase price of $5,000 per share of Series E Preferred Stock. On May 17, 2018, we conducted the second and final closing (the “Final Closing”) of the private placement of the Series E Preferred Stock. In total, we received aggregate gross proceeds of approximately $14.1 million from the private placement of Series E Preferred Stock, prior to deducting placement agent fees and estimated expenses. Also, we issued 678 shares of our Series E Preferred Stock to satisfy certain of our debt and payable obligations and converted such liabilities. In connection with the Final Closing, we entered into subscription agreements with certain accredited investors pursuant to which we sold 478 shares of Series E Preferred Stock at a purchase price of $5,000 per share. Each share of Preferred Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Series E Preferred Stock, the “Securities”) to purchase 0.75 shares of our common Stock for each share of common stock issuable upon the conversion of the Series E Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder.

We intend to use the proceeds from the private placement for funding operations, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes in pursuit of advancing our commercial, clinical and preclinical efforts, including advancing our commercial operations relating to the sale and promotion of the Company’s Prestalia® product.

The Series E Preferred Stock has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations. Maxim Merchant Capital, a division of Maxim Group LLC, acted as placement agent in connection with the private placement of Series E Preferred Stock.

Stipulation of Settlement

In April 2018, we entered into a Stipulation of Settlement requiring us to issue Vaya Pharma shares of our common stock with a fair value of $250,000, which shares were issued during the second fiscal quarter of 2018.

Resignation and Appointment of Officer and Directors

On April 27, 2018, our Board of Directors (the “Board”) increased the size of the entire Board from five (5) directors to seven (7) directors, and it appointed each of Erik Emerson and Tim Boris to fill the vacancies created thereby.

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

In May 2018, the Board accepted the resignation of Joseph W. Ramelli, our former Chief Executive Officer, whereby Mr. Ramelli resigned as an officer of our company, and as a director and/or officer of any and all subsidiaries of our company, effective immediately, to pursue other opportunities. In connection with his resignation, Mr. Ramelli released us from all claims arising prior to the date of his resignation and affirmed his obligations to be bound by the restrictive covenants contained in the employment agreement between Mr. Ramelli and our company dated February 2, 2017, and we: (i) agreed to make severance payments to Mr. Ramelli in the amount of $60,000 to be paid over a six (6) month period; and (ii) granted to Mr. Ramelli fully-vested options, exercisable for a period of five years from the grant date, to purchase up to 100,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. In May 2018, the Board appointed Vuong Trieu, our Executive Chairman, to serve as our Interim Chief Executive Officer, to replace Mr. Ramelli, effective immediately. In his capacity as Interim Chief Executive Officer, Dr. Trieu received a salary in the amount of $20,000 per month. Dr. Trieu resigned from his position as Interim Chief Executive Officer on June 18, 2018.

On June 18, 2018, the Board appointed Robert C. Moscato, Jr., to serve as our Chief Executive Officer of the Company, effective immediately. In connection with the appointment of Mr. Moscato as Chief Executive Officer, Dr. Trieu resigned as Interim Chief Executive Officer, and also from his position as Executive Chairman of our company, effective immediately.

On June 18, 2018, the Board appointed Uli Hacksell, Ph.D. to serve as a member of the Board, with Dr. Hacksell also being appointed to serve as Chairman of the Board, effective July 1, 2018. Dr. Hacksell agreed to devote half of his business time to Marina.

On June 28, 2018, the Board appointed Mr. Moscato to serve as a member of the Board, effective July 1, 2018.

Issuance of Preferred Stock and Warrants to Directors

In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we entered into Compromise and Settlement Agreements with four of the current members of our Board of Directors and one former member of our Board of Directors pursuant to which we agreed to issue to such directors an aggregate of 58.25 shares of Preferred Stock and Warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service as members of the Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250. The Securities have the same terms and conditions as the Securities that were issued to investors in the Series E Preferred Stock offering.

Issuance of Securities to June 2016 Noteholders

In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to the holders (such holders, the “June 2016 Noteholders”) of those certain promissory notes in the original principal amount of $300,000 that we issued pursuant to that certain Note Purchase Agreement dated June 20, 2016 by and among our company and the June 2016 Noteholders (the “2016 Notes”) an aggregate of 71.46 shares of Preferred Stock and Warrants to purchase up to 535,950 shares of common stock as a result of the conversion of the 2016 Notes. As a result of the conversion of the 2016 Notes and the issuance of the Securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding.

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with respect to the 2016 Notes and the warrants to purchase shares of our common stock that are currently held by the June 2016 Noteholders and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Marina, MDRNA, Cequent and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the 2016 Notes to December 31, 2017, to provide for the issuance of consideration securities at a cost of $375,000 (“Consideration Securities”) and to extend the price protection applicable to certain of the warrants held by the June 2016 Noteholders with respect to dilutive offerings afforded thereunder to February 10, 2020. In addition, in April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to the June 2016 Noteholders an aggregate of 75 shares of Series E Preferred Stock and Warrants to purchase up to 562,500 shares of common stock in full and complete satisfaction of our obligations to issue $375,000 worth of Consideration Securities to the June 2016 Noteholders pursuant to that certain amendment agreement dated July 3, 2017 by and among our company and the June 2016 Noteholders.

Issuance of Securities to June 2017 Noteholders

In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to the holders of those certain promissory notes in the original principal amount of $400,000 (the “2017 Notes”) that we issued to select accredited investors (the “June 2017 Noteholders”) pursuant to Note Purchase Agreements that we entered into with the June 2017 Noteholders during June 2017 an aggregate of 83.44 shares of Preferred Stock and Warrants to purchase up to 505,705 shares of common stock (of which 9.27 shares were subsequently cancelled and also paid cash to certain of the June 2017 Noteholders cash in the amount of $46 thousand) as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to the June 2017 Noteholders under the 2017 Notes. As a result of the conversion of the 2017 Notes and the issuance of the Securities to the June 2016 Noteholders (and payment of cash), the entire unpaid principal balance of the 2017 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding. The Securities that were issued to the June 2017 Noteholders have the same terms and conditions as the Securities that were issued to investors in the Series E Preferred Stock offering.

Issuance of Securities to Blech Trust

In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock, we issued to a trust affiliated with Isaac Blech, a member of our Board of Directors, an aggregate of 103.18 shares of Preferred Stock and Warrants to purchase up to 777,750 shares of common stock as a result of the conversion of that certain secured convertible promissory note in the original principal amount of $500,000 that we issued to such investor on November 22, 2017 (the “Blech Note”). As a result of the conversion of the Blech Note and the issuance of the Securities to the holder thereof, the entire unpaid principal balance of the Blech Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and the Blech Note is no longer outstanding. The Securities that were issued to the holder of the Blech Note have the same terms and conditions as the Securities that were issued to investors in the offering.

Issuance of Securities for Payables

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Preferred Stock and Warrants to purchase up to 1,219,425 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,950, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The Securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the Securities that were issued to investors in the offering (See Note 5). Such warrants have a five-year term, an exercise price of $0.55. In addition, we issued 1,345,040 warrants to purchase shares of common stock to Autotelic to satisfy a liability to issue warrants as of March 31, 2018. Such warrants have a five-year term, an exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of debt of $754,697.

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

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenues

We had no revenues during the three months ended June 30, 2018 or 2017, respectively. We have not recognized revenue of approximately $58,000 of shipments of Prestalia during the three months ended June 30, 2018 until such time the Company determines that collection is probable. As the Company has yet to complete certain performance obligations under a licensing agreement for the sale of our DiLA2 assets, we have deferred the recognition of revenue of $200,000 until such obligations are fulfilled. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the three months ended June 30, 2018 are summarized as follows in comparison to our expenses for the three months ended June 30, 2017.

	Three Months Ended
	June 30,	June 30,
	2018	2017

Sales, marketing and commercial operations	$2,585,945	$-
Research and development	-	439,894
General and administrative expenses	1,059,088	402,794
Amortization	123,262	106,226
Other expense	879,853	222,279
Loss before provision for income taxes	$4,648,148	$1,171,193

Sales, Marketing and Commercial Operations

Sales, marketing and commercial operations expense increased by approximately $2.6 million due to activities related to the launch of Prestalia of approximately $1.5 million, product costs and related activities of approximately $0.4 million, personnel cost of approximately $0.2 million, regulatory affairs expenses of approximately $0.1 million and other related costs of approximately $0.4 million.

Research and Development

Research and development (“R&D”) expense decreased by approximately $0.4 million, as compared to the three months ended June 30, 2017 due to the Company’s primary focus transitioning from research and development activities to sales, marketing and commercial operations activities effective April 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $0.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due an increase in stock option expense of approximately $0.4 million, an increase of approximately $0.1 million in payroll expense, an increase of approximately $0.1 million in legal fees and other costs of approximately $0.1 million.

Amortization Expense

Amortization expenses relate to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of $3.1 million.

Other Expense

	Three Months Ended
	June 30,	June 30,
	2018	2017
Interest expense	$5,156	$15,621
Change in fair value liability of warrants	-	10,715
Loss on settlements	874,697	-
Change in fair value of derivative liability	-	195,943
Total other expense, net	$879,853	$222,279

Total net other expense for the three months ended June 30, 2018 increased approximately $0.7 million compared to the three months ended June 30, 2017. The increase is attributable to a non-cash loss on settlement of debt incurred of approximately $0.9 million during the three months ended June 30, 2018, primarily due to a loss of $0.8 million related to warrants issued Autotelic, Inc. to satisfy outstanding liabilities where the fair value of the warrants exceeded the value of liabilities settled as part of the Series E Preferred Stock private placement and partially offset by approximately $0.2 million due to change in the fair value of the derivative on the line of credit. There was no gain or loss on the change in fair value liability of warrants during the three months ended June 30, 2018 due to the adoption of Accounting Standards Update 2017-11 in November 2017 relating to the issuance of financial statements that include down round provisions utilizing the modified retrospective approach.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenues

We had no revenues during the six months ended June 30, 2018 or 2017, respectively. We have not recognized revenue of approximately $58,000 of shipments of Prestalia during the six months ended June 30, 2018 until such time the Company determines that collection is probable. As the Company has yet to complete certain performance obligations under a licensing agreement for the sale of our DiLA2 assets, we have deferred the recognition of revenue of $200,000 until such obligations are fulfilled. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Expenses

Our expenses for the six months ended June 30, 2018 are summarized as follows in comparison to our expenses for the six months ended June 30, 2017.

	Six Months Ended
	June 30,	June 30,
	2018	2017

Sales, marketing and commercial operations	$2,585,945	$-
Research and development	173,256	513,325
General and administrative expenses	1,978,996	1,198,238
Amortization	246,523	204,604
Other expense	1,024,597	337,004
Loss before provision for income taxes	$6,009,317	$2,253,171

Sales, marketing and commercial operations

Sales, marketing and commercial operations expense increased by approximately $2.6 million due to launch activities related to the launch of Prestalia of approximately $1.5 million, manufacturing and related activities of approximately $0.4 million, personnel cost of approximately $0.2 million, regulatory affairs expenses of approximately $0.1 million and other related costs of approximately $0.4 million.

Research and Development

Research and development (“R&D”) expense decreased by approximately $0.3 million, as compared to the six months ended June 30, 2017 due to the Company’s primary focus transitioning from research and development activities to sales, marketing and commercial operations activities effective April 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $0.8 million for the six months ended June 30, 2108, as compared to the six months ended June 30, 2017, primarily due to a charge of approximately $0.4 million related to the settlement of our 2016 notes, an increase in stock option expense of approximately $0.4 million, an increase in payroll expense of $0.2 million and increase in other costs of $0.1 million. These increases were partially offset by a decrease of approximately $0.2 million in legal fees and approximately $0.1 million in other costs.

Amortization Expense

Amortization expenses relate to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of approximately $3.1 million.

Other Expense

	Six Months Ended
	June 30,	June 30,
	2018	2017
Interest expense	$149,900	$27,274
Change in fair value liability of warrants	-	113,787
Loss on settlement	874,697	-
Change in fair value of derivative liability	-	195,943
Total other expense, net	$1,024,597	$337,004

Total net other expense for the six months ended June 30, 2018 increased approximately $0.7 million compared to the six months ended June 30, 2017. The increase is primarily attributable to the loss on settlement of debt incurred of approximately $0.9 million during the six months ended June 30, 2018, primarily due to a non-cash loss of approximately $0.8 million related to warrants issued Autotelic, Inc. to satisfy outstanding liabilities where the fair value of the warrants exceeded the value of liabilities settled as part of the Series E Preferred Stock private placement. Additionally, there was an increase in interest expense of approximately $0.1 million from new notes and lines of credit taken in 2017. Such debt and accrued interest thereon was settled as part of the Series E Preferred Stock private placement. The increases were partially offset by approximately $0.2 million due to change in the fair value of the derivative on the line of credit and approximately $0.1 million due to change in fair value of warrants. There was no gain or loss on the change in fair value liability of warrants during the six months ended June 30, 2018 due to the adoption of Accounting Standards Update 2017-11 in November 2017 relating to the issuance of financial statements that include down round provisions utilizing the modified retrospective approach.

Liquidity & Capital Resources

Working Capital

	June 30,	December 31,
	2018	2017
Current assets	$8,645,582	$124,943
Current liabilities	(2,337,466)	(5,735,503)
Working capital (deficiency)	$6,308,116	$(5,610,560)

Working capital as of June 30, 2018 was approximately $6.3 million as compared to negative working capital of approximately $5.6 million as of December 31, 2017. As of June 30, 2018, current assets were approximately $8.6 million, primarily attributable to an increase in cash of approximately $8.4 million and prepaid expenses of approximately $0.2 million. As of December 31, 2017, current assets were approximately $0.1 million primarily attributable to cash of approximately $0.1 million. The change in current assets, mainly cash, was primarily a result of the Series E Convertible Preferred share private placement offering in April and May of 2018 in which we received net proceeds of approximately $12 million, offset by the cash spent to sustain operations.

As of June 30, 2018, current liabilities were approximately $2.3 million. This was primarily on account of accounts payable of approximately $1.2 million, accrued expenses of approximately $0.9 million and deferred revenue of $0.2 million. Comparatively, As of December 31, 2017, current liabilities were $5.7 million, primarily consisting of approximately $2.4 million of accounts payable, accrued expenses of approximately $1.5 million and notes payable of approximately $1.9 million. Current liabilities decreased by approximately $3.4 million, which was primarily attributable to the settlement of notes payable and other liabilities of approximately $3.4 million by converting such debt and liabilities into the initial round of financing under the Series E Convertible Preferred Stock private placement in April of 2018 and paying accrued fees payable of approximately $0.3 million, partially offset by $0.2 million of deferring revenue recognition on the sale of our DiLA2 assets and change in accounts payable of approximately $0.1 million.

Cash Flows and Liquidity

	Six Months Ended
	June 30,	June 30,
	2018	2017

Net cash used in operating activities	$(3,856,143)	$(732,487)
Net cash used in investing activities	(10,504)	(300,000)
Net cash provided by financing activities	12,114,391	1,191,053
Increase in cash	$8,247,744	$158,566

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.9 million during the six months ended June 30, 2018. This was primarily due to the net loss of approximately $6.0 million and changes in working capital of $0.2 million, offset by non-cash charges of approximately $2.1 million and deferred revenue of $0.2 million. Non-cash charges comprised of approximately $0.5 million of share based compensation, $0.3 million of non-cash settlement of litigation and license fees, depreciation and amortization of intangibles and debt discount of approximately $0.4 million and non-cash settlement of liabilities of approximately $0.9 million.

Comparatively, net cash used in operating activities was approximately $0.7 million during the six months ended June 30, 2017. This was primarily due to the net loss of approximately $2.3 million offset by non-cash charges of approximately $0.7 million and change in working capital of approximately $0.9 million. Non-cash charges comprised of approximately $0.1 million of share based compensation, $0.1 million of services paid in company stock, amortization of intangibles of approximately $0.2 million and fair value of warrants liability and derivatives of approximately $0.3 million.

Net cash used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was to purchase of furniture approximately $10 thousand as compared to $0.3 million to purchase intangible assets during the six months ended June 30, 2017.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $12.1 million during the six months ended June 30, 2018 was primarily due to the approximately $12.3 million received from the sale of our Series E Preferred Stock, net of fees and offset by approximately $0.1 million for repayment of a debt. Correspondingly, during the six months ended June 30, 2017, net cash provided by financing activities was approximately $1.2 million. This was primarily attributable to proceeds of approximately $0.25 million from the sale of common stock, approximately $0.8 million borrowings on third party and related party notes payable, and approximately $0.2 million from the exercise of common stock warrants.

We may need to raise additional operating capital in calendar year 2018 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended June 30, 2018.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2017 Form 10-K. The material weaknesses discussed therein have not been fully remediated. In connection with such remediation efforts, in October 2017 we engaged Amit Shah to serve as our Chief Financial Officer. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in our Form 10-K for the year ended December 31, 2017, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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

Our Prestalia product is currently involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which is currently pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), is captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratories Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) have filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex seeks a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge is designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product. Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to pharmaceutical products containing as an active pharmaceutical ingredient perindopril in combination with other active pharmaceutical ingredients, which rights have been licensed to Symplmed Pharmaceuticals) to resolve the challenge in the second quarter of 2017, and such parties, along with us, have come to a general agreement on terms that will result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. The term sheet memorializing such terms is pending execution in a final settlement agreement. In the meantime, the District Court has entered an order extending the time for the defendants to respond to Apotex’s Complaint. Resolution of the Apotex litigation continues with alignment from all parties, including Servier, Apotex, Symplmed and Marina. Necessary extensions have been agreed upon and final resolution is anticipated this year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, we entered into a Stipulation of Settlement in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc., requiring us to issue to Vaya Pharma shares of our common stock with a fair value of $250,000 (a total of 210,084 shares), which shares were issued in May 2018. We issued the shares in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

During the fiscal quarter ended June 30, 2018, we issued 433,334 unregistered shares of our common stock to the holders of our Series C Convertible Preferred Stock in connection with the conversion of 650 shares of our Series C Convertible Preferred Stock. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder.

During the fiscal quarter ended June 30, 2018, we issued 25,000 unregistered shares of our common stock to the holders of our Series D Convertible Preferred Stock in connection with the conversion of 20 shares of our Series D Convertible Preferred Stock. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of Marina Biotech, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, and incorporated herein by reference).

3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of Marina Biotech, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant issued in connection with the offering of the Series E Convertible Preferred Stock of Marina Biotech, Inc. (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 19, 2018, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant issued in connection with the offering of the Series F Convertible Preferred Stock of Marina Biotech, Inc. (filed as Exhibit 4.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).

10.1	Placement Agency Agreement, dated February 8, 2018, by and between Marina Biotech, Inc. and Maxim Merchant Capital, a division of Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).

10.2	Form of Subscription Agreement used in connection with the offering of the Series E Convertible Preferred Stock of Marina Biotech, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).

10.3	Employment Agreement, dated June 18, 2018, by and between Marina Biotech, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 18, 2018, and incorporated herein by reference).

31.1	Certification of our Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINA BIOTECH, INC.

Date: August 10, 2018	By:	/s/ Robert C. Moscato Jr.
Robert C. Moscato Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018		/s/ Amit Shah
Amit Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

