Form 10-Q
period 2018-09-30
Adhera Therapeutics, Inc.
filed 2018-11-19
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 000-13789

ADHERA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4721 Emperor Boulevard, Suite 350 Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

(919) 578-5901

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, there were 10,761,684 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Items 2, 3, 4 and 5 have not been included as they are not applicable.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$6,506,127	$106,378
Accounts receivable	135,150	-
Inventory	364,851	-
Prepaid expenses and other assets	448,244	18,565
Total current assets	7,454,372	124,943

Furniture and fixtures, net of depreciation	28,795	-
Intangible assets, net of amortization	815,514	2,555,974
Goodwill	-	3,502,829
	844,309	6,058,803

Total assets	$8,298,681	$6,183,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$851,063	$1,033,353
Due to related party, including warrant liability	155,442	1,336,518
Accrued expenses	978,733	1,139,369
Accrued fee payable	-	320,000
Deferred revenue	200,000	-
Notes payable	-	444,223
Notes payable - related parties	-	1,462,040
Total current liabilities	$2,185,238	$5,735,503

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 and 750 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 and 60 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-

Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,490 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	35	-

Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 308 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 11,241,684 and 10,521,728 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	64,700	63,127
Additional paid-in capital	28,516,045	8,413,823
Accumulated deficit	(22,467,340)	(8,028,707)

Total stockholders’ equity	6,113,443	448,243

Total liabilities and stockholders’ equity	$8,298,681	$6,183,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$76,186	$-	$76,186	$-
Cost of sales	7,760	-	$7,760	-
Gross profit	68,426	-	68,426	-

Operating expenses

Sales, marketing and commercial operations	$870,926	$-	$3,456,871	$-
Research and development	-	232,896	173,256	746,221
General and administrative	2,140,992	680,063	4,119,988	1,878,301
Amortization	41,937	123,038	288,460	327,642
Goodwill and intangible assets impairment	4,794,030	-	4,794,030	-
Total operating expenses	7,847,885	1,035,997	12,832,605	2,952,164

Loss from operations	(7,779,459)	(1,035,997)	(12,764,179)	(2,952,164)

Other expense

Interest expense	-	(24,301)	(149,900)	(51,575)
Change in fair value liability of warrants	-	7,442	-	(106,345)
Loss on settlement	-	-	(874,697)	-
Change in fair value of derivative liability	-	80,672	-	(115,271)
	-	63,813	(1,024,597)	(273,191)

Loss before provision for income taxes	(7,779,459)	(972,184)	(13,788,776)	(3,225,355)

Provision for income taxes	-	-	-	800

Net loss	$(7,779,459)	$(972,184)	$(13,788,776)	$(3,226,155)

Net loss per share - basic and diluted	$(0.69)	$(0.10)	$(1.27)	$(0.33)

Weighted average shares outstanding	11,241,684	9,869,672	10,864,036	9,645,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows Used in Operating Activities:

Net loss	$(13,788,776)	$(3,226,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,307,046	218,295
Common shares issued to third party for services	-	54,000
Loss on settlement with issuance of common shares	250,000	-
Loss on note settlement with issuance of preferred shares	375,000	-
Common shares issued to license agreement	75,000	-
Goodwill and intangible assets impairment	4,794,030
Amortization of intangibles	288,460	327,642
Amortization of debt discount	113,171	-
Non-cash interest expense	36,729	-
Loss on settlement	874,697
Change in fair value liabilities for price adjustable warrants	-	106,345
Change in fair value of derivative liability	-	115,271
Changes in operating assets and liabilities:
Accounts receivable	(135,150)	-
Inventory	(204,051)	-
Prepaid expenses and other assets	(429,679)	125,098
Accounts payable	(122,229)	419,494
Accrued expenses	(641,157)	637,642
Accrued fee payable	(320,000)	-
Deferred revenue	200,000	-
Due to related party	313,393	299,166

Net Cash Used in Operating Activities	(7,013,516)	(923,202)

Cash Flows Used in Investing Activities:
Purchase of furniture and fixtures	(28,795)	-
Purchase of intangible assets	-	(375,000)

Net Cash Used in Investing Activities	(28,795)	(375,000)

Cash Flows Provided By Financing Activities:
Proceeds from sale of preferred stock, net of offering expenses	13,585,894	-
Proceeds from sale of common stock to related party	-	250,000
Proceeds from notes payable due to related party	-	90,888
Proceeds from convertible notes	-	400,000
Proceeds from convertible notes due to related parties, net	-	290,000
Proceeds from exercise of warrants for common stock	-	170,643
Payments for notes payable	(143,834)	-

Net Cash Provided by Financing Activities	13,442,060	1,201,531

Net increase (decrease) in cash	6,399,749	(96,671)

Cash - Beginning of Period	106,378	105,347
Cash - End of Period	$6,506,127	$8,676

Supplementary Cash Flow Information:
Income taxes paid	$-	$800

Non-cash Investing and Financing Activities:
Issuance of warrants for liabilities, related party	$1,494,469	$-
Common stock issued for settlement of accrued expenses	$-	$976,714
Return of common stock for other assets	$-	$31,404
Adjustment to goodwill	$-	$55,247
Accrued interest	$-	$32,080
Assumption of liabilities for acquisition of assets	$-	$320,000
Preferred share settlement of debt and accrued liabilities	$3,437,735	$-
Issuance of warrants	$32,420,580	$-
Accrued dividends	$649,857	$-
Cancellation of Series E Preferred Stock	$46,311	$-
Goodwill reclassified to inventory	$160,800	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital -Warrants	Accumulated Deficit	Total

Balance, December 31, 2017	-	$-	-	$-	10,521,278	$63,127	$8,413,823	$-	$(8,028,707)	$448,243

Issuance of Series E Preferred Stock, net of fees	2,812	28	-	-	-	-	12,247,297	-	-	12,247,325

Warrants issued with Series E Preferred Stock	-	-	-	-	-	-	(31,106,896)	31,106,896	-	-

Issuance of Series F Preferred Stock, net of fees	-	-	308	3	-	-	1,338,566	-	-	1,338,569

Warrants issued with Series F Preferred Stock	-	-	-	-	-	-	(1,313,684)	1,313,684	-	-

Issuance of Series E Preferred for debt and accounts payable	687	7	-	-	-	-	3,437,728	-	-	3,437,735

Conversion of Series C Preferred stock for common stock	-	-	-	-	433,334	-	-	-	-	-

Conversion of Series D Preferred stock for common stock	-	-	-	-	25,000	-	-	-	-	-

Warrants issued for settlement of liability	-	-	-	-	-	-	-	1,494,469	-	1,494,469

Shares issued for settlement of litigation	-	-	-	-	210,084	1,261	248,739	-	-	250,000

Shares issued for License Agreement	-	-	-	-	51,988	312	74,688	-	-	75,000

Accrued dividend	-	-	-	-	-	-	-	-	(649,857)	(649,857)

Share based compensation	-	-	-	-	-	-	1,307,046	-	-	1,307,046

Cancellation of Series E Preferred Stock	(9)	-	-	-	-	-	(46,311)	-	-	(46,311)

Net loss	-	-	-	-	-	-	-	-	(13,788,776)	(13,788,776)

Balance, September 30, 2018	3,490	$35	308	$3	11,241,684	$64,700	$(5,399,004)	$33,915,049	$(22,467,340)	$6,113,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

FOR THE THREE AND nine MONTHS ENDED september 30, 2018

(Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Significant Accounting Policies

Business Overview

Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IthenaPharma, Inc. (“Ithena”) (collectively “Adhera,”, the “Company”, “we,” “our,” or “us”) is an emerging specialty pharmaceutical company leveraging innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases. Adhera is focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (an angiotensin-converting-enzyme) inhibitor and amlodipine besylate (a calcium channel blocker), which was approved by the U.S. Food and Drug Administration (“FDA”) in June of 2018. Prestalia was developed in coordination with Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand name - Viacoram. Prestalia is distributed through the DyrectAxess platform which we acquired in 2017. DyrectAxess is a patented  technology platform, also known as Total Care®, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to achieve optimal care.

By combining Prestalia, DyrectAxess, and a specialty pharma network, we have created proprietary platform for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, devices for therapeutic drug monitoring (e.g., blood pressure and other cardiac monitors), as well as patient counseling and prescription reminder services.

On November 15, 2016, Adhera entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger between and among IthenaPharma, Inc., a Delaware corporation (“IThena”), IThena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Adhera (“Merger Sub”), and a representative of the stockholders of IThena (the “Merger Agreement”), pursuant to which IThena merged into Merger Sub (the “Merger”).

As reported in our Annual Report on Form 10-K, in April 2018, we raised in excess of $10 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock (See Recent Developments: Series E Convertible Preferred Stock Private Placement Offering below). Further, in May 2018, we raised an additional $2 million, net of fees and expenses, from the private placement. In July 2018, we raised $1.3 million net of fees and expenses, from a private placement of our newly created Series F Convertible Preferred Stock. The use of funds from the raise will be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. We plan to license or divest our other pharmaceutical assets and halt any other FDC development programs, since they no longer align with our focus on the treatment of hypertension.

Change of Company Name and OTC Markets Symbol

On October 4, 2018, we filed a Certificate of Amendment to the Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change the name of our company from “Marina Biotech, Inc.” to “Adhera Therapeutics, Inc.” The change of name was effective October 9, 2018.

Following the name change from Marina Biotech, Inc. to Adhera Therapeutics, Inc., the common stock, par value $0.006 per share, of the Company began trading on the OTCQB tier of the OTC Markets under the symbol “ATRX”.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of IThena and Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2018, we had a significant accumulated deficit of approximately $22 million and working capital of approximately $5 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the outlicensing or sale of our licensed assets and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April and May 2018, we raised approximately $12.2 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock, and warrants to purchase shares of our common stock. Further, in July 2018, we raised an additional $1.4 million net proceeds from the private placement of our Series F Convertible Preferred Stock. For our assessment as of September 30, 2018, we have considered the amount raised and we believe that the $13.6 million will provide us the ability to continue as a going concern for one year from the issuance date of this Form 10-Q. We may continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

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

Fair Value of Financial Instruments

We consider the fair value of cash, accounts payable, due to related parties, notes payable, notes payable to related parties, accounts receivable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. There were no liabilities measured at fair value as of September 30, 2018 or December 31, 2017.

Goodwill and Intangible Assets

The Company periodically reviews the carrying value of intangible assets, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As of September 30, 2018, the Company determined that goodwill was impaired and, as a result, a loss on impairment of $3,502,830 was recognized for the three and nine-month periods ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives . There was no such loss on impairment for the year ended December 31, 2017.

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

As of September 30, 2018, the Company determined that the intangible asset from the merger was impaired and, as a result, a loss on impairment of $1,291,200 was recognized for the three and nine-month periods ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives . There was no such loss on impairment for the year ended December 31, 2017.

Revenue Recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018.

The Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers. These customers subsequently resell the Company’s medicines to health care patients. In addition, the Company enters into arrangements with health care providers and payers that provide for government-mandated or privately-negotiated discounts and allowances related to the Company’s medicines. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company’s contracts have a single performance obligation to transfer medicines. Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts. The Company sells its medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days.

Medicine Sales Discounts and Allowances

The nature of the Company’s contracts gives rise to variable consideration because of allowances for medicine returns, rebates and discounts. Allowances for medicine returns, rebates and discounts are recorded at the time of sale to wholesale pharmaceutical distributors and pharmacies. The Company applies significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company will be required to make adjustments to these allowances in the future. The Company’s adjustments to gross sales are discussed further below.

Distribution Service Fees

The Company includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue. The Company calculates accrued distribution service fee estimates using the most likely amount method. The Company accrues estimated distribution fees based on contractually determined amounts, typically as a percentage of revenue. Accrued distribution service fees are included in “accrued expenses”  on the condensed consolidated balance sheet.

Patient Access Programs

The Company offers discounts to patients under which the patient receives a discount on his or her prescription. In circumstances when a patient’s prescription is rejected by a third party payer, the Company will pay for the full cost of the prescription.  The Company reimburses pharmacies for this discount directly or through third-party vendors. The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received. The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors or pharmacies that have not yet been prescribed/dispensed to a patient. The Company calculates accrued co-pay and other patient assistance fee estimates using the expected value method. The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Accrued co-pay and other patient assistance fees are included in “accrued expenses”  on the condensed consolidated balance sheet. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date. Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient. The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy, and are settled through the issuance of a credit to the customer. The Company calculates sales returns using the expected value method. The estimate of the provision for returns is based upon industry experience. This period is known to the Company based on the shelf life of medicines at the time of shipment.  The Company records sales returns in “accrued expenses” and as a reduction of revenue.

Shipping Fees

The Company includes fees incurred by pharmacies for shipping medicines to patients as a reduction to revenue. The Company calculates accrued shipping fee estimates using the expected value method. The Company records accrued shipping fees in “accrued expenses” on the condensed consolidated balance sheet.

Licensing Agreements

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

During the nine months ended September 30, 2018 , Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of approximately $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has yet to complete certain performance obligations under the agreement and accordingly has deferred the recognition of revenue from the sale of the asset until such obligations are fulfilled.

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

In February 2016, the FASB issued ASU 2016 02, Leases (Topic 842) (“ASU 2016 02”). The provisions of ASU 2016 02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016 02 supersedes the previous lease standard, Topic 840, Leases. This guidance is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

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

	Nine Months Ended September 30,
	2018	2017

Stock options outstanding	5,380,957	233,400
Warrants	35,646,829	2,492,945
Shares to be issued upon conversion of notes payable	-	315,746
Restricted common stock	-	70,000
Series E Preferred Stock	34,900,000	-
Series F Preferred Stock	3,080,000	-
Total	79,007,786	3,112,091

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 2 - OTHER ASSETS

The Company has deposit of approximately $200,000 with a customer which is included in prepaid expenses and other assets on the accompanying balance sheet. The deposit is for use by the customer to fund co-pay assistance for a specified period of time, with any unused amounts to then be refunded to the Company.

Note 3 - Intangible Assets

Acquisition of Prestalia & DyrctAxess

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

The purchase price of $620,000 was allocated based on a preliminary estimate of the fair value of the assets acquired and was included in intangible assets as of December 31, 2017. During the three months ended September 30, 2018, the allocation of the purchase price was finalized which resulted in $160,800 of the price being allocated to raw materials received from Symplmed, and the remaining $459,200 being allocated to intangible assets.

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

Intangible Asset Summary

The following table summarizes the estimated fair values as of September 30, 2018 of the identifiable intangible assets acquired, their useful life, and method of amortization:

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intangible asset from the Merger	$590,267	4.17	$97,450
Intangible asset - Prestalia	459,200	5.25	94,177
Intangible asset - DyrctAxess	75,000	12.84	5,357
Total	$1,124,467		$196,984

As of September 30, 2018, the Company determined that the intangible asset from the Merger was impaired and, as a result, a loss on impairment of approximately $1,291,200 was recognized for the three and nine months ended September 30, 2018 (see Note 1).

The net intangible asset was $815,514, net of accumulated amortization of $308,953, as of September 30, 2018. Amortization expense was $288,460 and $327,642 for the nine months ended September 30, 2018 and 2017, respectively, and $41,937 and $123,038 for the three months ended September 30, 2018 and 2017, respectively.

Note 4 - Related Party Transactions

Due to Related Party

The Company and other related entities have  had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc ., a related party that is partly-owned by one of the Company’s Board members, namely Vuong Trieu, Ph.D., effective November 15, 2016. Autotelic Inc. currently owns less than 5% of the Company. The MSA states that Autotelic Inc. will provide business functions and services to the Company and allows Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services. We and Autotelic Inc. have agreed to terminate the MSA effective October 31, 2018. Dr. Trieu resigned as a director of our company effective October 1, 2018.

During the period commencing November 15, 2016 (the “Effective Date”) and ending on the date that the Company had completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million (the “Equity Financing Date”), the Company shall pay Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus 100% markup in warrants for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants are issued. The Company shall also pay Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share will be calculated based on the Black-Scholes model.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the nine months ended September 30, 2018 and 2017, Autotelic Inc. billed a total of $777,928 and $492,406, including personnel costs of $370,520 and $386,954, respectively. An unpaid balance of $99,896 and $730,629 is included in due to related party in the accompanying balance sheet as of September 30, 2018 and December 31, 2017, respectively.

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock and Warrants to purchase up to 1,345,040 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $739,772, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the securities that were issued to investors in the offering (See Note 5). The warrants have a five-year term, an exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of debt of $754,697.

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

On June 18, 2018, the Board appointed Uli Hacksell, Ph.D.to serve as a member of the Board, and as Chairman of the Board, effective July 1, 2018. Dr. Hacksell agreed to devote half of his business time to Adhera.

On June 28, 2018, the Board appointed Mr. Moscato to serve as a member of the Board, effective July 1, 2018.

We entered into an employment agreement with R. Eric Teague pursuant to which Mr. Teague began serving as our Chief Financial Officer on September 24, 2018. In connection with the appointment of Mr. Teague as our Chief Financial Officer, Amit Shah, our prior Chief Financial Officer, resigned from such position, effective September 24, 2018.

Issuance of Preferred Stock and Warrants to Directors

In April 2018, and in connection with the closing of our private placement on that date, we entered into Compromise and Settlement Agreements with four of the then current members of our Board of Directors and one former member of our Board of Directors pursuant to which we agreed to issue to such directors an aggregate of 58.25 shares of Series E Preferred Stock and Warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service as members of the Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250. The securities that were issued to the directors, which were issued upon the closing of our private placement described above, have the same terms and conditions as the securities that were issued to investors in the offering.

Omnibus Settlement Agreement with Vuong Trieu, Ph.D. and Affiliated Entities

On October 1, 2018, we entered into an Omnibus Settlement Agreement (the “Settlement Agreement”) with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of our Board of Directors (the “Board”), Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. At the same time, and in connection therewith, we also entered into an Agreement and Release with each of Dr. Trieu and Falguni Trieu (the “Individual Releases”), and entered into an Agreement and Release with each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (collectively, the “Entity Releases”). We also delivered a release (the “Company Release”) to Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. Pursuant to the Settlement Agreement, we agreed to make a payment to Dr. Trieu in the amount of $10,000 in consideration for Dr. Trieu entering into the Individual Releases between Dr. Trieu and our company. Dr. Trieu also agreed to sell, and we agreed to purchase, from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock in consideration of an aggregate purchase price of $250,000. Additionally, each of Dr. Trieu, Autotelic Inc., Autotelic LLC, Oncotelic, Inc. and LipoMedics, Inc. agreed to certain restrictions on sale, transfer or assignment of our common stock.

Furthermore: (i) we and Autotelic Inc. agreed that the Master Services Agreement, dated as of November 15, 2016, by and between our company and Autotelic Inc., shall be terminated as of October 31, 2018; (ii) we and Autotelic BIO agreed that the Term Sheet, entered into as of January 11, 2018, by and between our company and Autotelic BIO, shall be terminated immediately; (iii) we and Oncotelic, Inc. confirmed that the License Agreement, dated July 17, 2017, by and between our company and Oncotelic Inc. was terminated effective May 15, 2018; and (iv) we and Lipomedics, Inc. agreed that the License Agreement, dated as of February 6, 2016, by and between our company and Lipomedics, Inc. would remain in effect.

Under the Settlement Agreement, we and Autotelic LLC agreed with respect to the License Agreement, dated as of November 15, 2016, by and between our company and Autotelic LLC, that such License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to Familial Adenomatous Polyposis or CEQ508 and related intellectual property.

Pursuant to the Individual Releases, each of Dr. Trieu and Ms. Trieu, our former Director of Business Development and the spouse of Dr. Trieu, agreed to release us from all claims arising prior to the date of the Release Agreements. Pursuant to the Entity Releases, each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. agreed to release us from all claims arising prior to the date of the applicable Entity Release. Pursuant to the Company Release, we agreed to release each of Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. from all claims arising prior to the date of the Company Release.

Transactions with BioMauris, LLC

During the nine months ended September 30, 2018, the company paid a total of $473,397 for services provided by BioMauris, LLC, of which Erik Emerson, our Chief Commercial Officer and a director of Adhera, is Executive Chairman. A total of $45,546 was due BioMauris, LLC as of September 30, 2018.

Note 5 - Notes Payable

Following is a breakdown of notes payable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Notes payable	$-	$97,523
Convertible notes payable	-	346,700
Total notes payable	$-	$444,223

Notes payable - related parties	-	$93,662
Convertible notes payable - related parties (net of debt discount of $0 and $113,170 as of September 30, 2018 and December 31, 2017, respectively)	-	1,368,378
Total notes payable - related parties	$-	$1,462,040

Note Payable - Service Provider

In December 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note called for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note was unsecured and non-interest bearing. The note was paid in full in May 2018. The balance due on the note was $0 and $97,523 as of September 30, 2018 and December 31, 2017, respectively.

Note Purchase Agreement and Amendment

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with the holders (such holders, the “June 2016 Noteholders”) of the promissory notes that we issued in June 2016 to the June 2016 Noteholders (the “2016 Notes”) with respect to the 2016 Notes and the warrants to purchase shares of our common stock that are held by the June 2016 Noteholders and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Adhera, MDRNA, Cequent and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the 2016 Notes to December 31, 2017, to provide for the issuance of consideration securities at a cost of $375,000 (“Consideration Securities”) and to extend the price protection applicable to certain of the warrants held by the June 2016 Noteholders with respect to dilutive offerings afforded thereunder to February 10, 2020. Refer to our Form 10-Q for the six months ended June 30, 2017 for a more detailed discussion and additional terms for the 2016 Notes.

In April 2018, and in connection with the closing of our private placement on that date, we issued to the June 2016 Noteholders an aggregate of 71.46 shares of Series E Preferred Stock and Warrants to purchase up to 535,950 shares of common stock as a result of the conversion of the 2016 Notes. As a result of the conversion of the 2016 Notes and the issuance of the securities to the June 2016 Noteholders, the entire unpaid principal balance of the 2016 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding.

In addition, in April 2018, and in connection with the closing of our private placement on that date, we issued to the June 2016 Noteholders an aggregate of 75 shares of Series E Preferred Stock and Warrants to purchase up to 562,500 shares of common stock in full and complete satisfaction of our obligations to issue $375,000 worth of Consideration Securities to the June 2016 Noteholders pursuant to the Amendment Agreement.

As of September 30, 2018 and December 31, 2017, the accrued interest expense on the 2016 Notes amounted to $0 and $46,700, respectively, with a total balance of principal and interest of $0 and $346,700, respectively.

2017 Bridge Note Financing

In June 2017, we issued convertible promissory notes (the “2017 Notes”) in the aggregate principal amount of $400,000 to 10 investors pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with such investors (the “June 2017 Noteholders”). The 2017 Notes bear interest at a rate of five percent (5%) per annum and are due and payable at any time on or after the earlier of (i) June 1, 2018 and (ii) the occurrence of an event of default (as defined in the Note Purchase Agreement). Our then Executive Chairman and our Chief Science Officer were each investors in the 2017 Notes.

As of September 30, 2018 and December 31, 2017, the accrued interest expense on the 2017 Notes amounted to $0 and $11,365, with a total balance of principal and interest of $0 and $411,365, respectively, and is included in notes payable - related parties on the accompanying balance sheet.

In April 2018, and in connection with the closing of our private placement on that date, we issued to the June 2017 Noteholders an aggregate of 74.17 shares of Series E Preferred Stock and Warrants to purchase up to 505,705 shares of common stock (and also paid to such holders an aggregate of $56 thousand in cash) as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to the June 2017 Noteholders under the 2017 Notes. As a result of the conversion of the 2017 Notes and the issuance of the securities to the June 2016 Noteholders (and payment of cash), the entire unpaid principal balance of the 2017 Notes, and the accrued and unpaid interest thereon, has been satisfied in full, and such notes are no longer outstanding. The securities that were issued to the June 2017 Noteholders have the same terms and conditions as the securities that were issued to investors in the offering.

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to certain related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on September 30, 2018. Upon the completion of certain funding events, IThena had the right to convert the outstanding principal amount of these notes into shares of IThena’s common stock. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

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

In April 2018, and in connection with the closing of our private placement on that date, we issued to the trust an aggregate of 103.18 shares of Series E Preferred Stock and Warrants to purchase up to 777,750 shares of common stock as a result of the conversion of the Blech Note in the original principal amount of $500,000. As a result of the conversion of the Blech Note and the issuance of the securities to the holder thereof, the entire unpaid principal balance of the Blech Note, and the accrued and unpaid interest thereon, has been satisfied in full, and the Blech Note is no longer outstanding. The securities that were issued to the holder of the Blech Note have the same terms and conditions as the securities that were issued to investors in the offering.

The Blech Note included a debt discount of $162,210 consisting of loan costs of $50,000 and the fair value of the warrants of $112,210. Total amortization of this debt discount was $113,171 for the nine months ended September 30, 2018, with a remaining unamortized value of $0. Total principal and interest was $0 and $504,274 as of September 30, 2018 and December 31, 2017, respectively, and is included in notes payable - related parties on the accompanying balance sheet.

Convertible Notes Payable, Dr. Trieu

In connection with the Merger, Adhera entered into a Line Letter dated November 15, 2016 with Dr. Trieu for an unsecured line of credit in an amount not to exceed $540,000, to be used for current operating expenses. Dr. Trieu has advanced the full $540,000 under the Line Letter as of December 31, 2017. The line of credit was convertible at any time into shares of the Company’s common stock at a price of $1.77 per share.

In April 2018, and in connection with the closing of our private placement on that date, we issued to Dr. Trieu 114.63 shares of Series E Preferred Stock and Warrants to purchase up to 859,725 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Dr. Trieu under the Line of Credit. As such, the Line of Credit was terminated in April 2018. The securities that were issued to Dr. Trieu have the same terms and conditions as the securities that were issued to investors in the offering.

Accrued interest on the Line Letter was $0 and $25,836 as of September 30, 2018 and December 31, 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheets.

Line Letter with Autotelic, Inc.

In April 2017, the Company entered into a Line Letter with Autotelic Inc. for an unsecured line of credit in an amount not to exceed $500,000, to be used for current operating expenses. Autotelic Inc. is a stockholder of IThenaPharma that became the holder of 525,535 shares of Adhera common stock as a result of the Merger, and an entity of which Dr. Trieu serves as Chairman of the Board. Autotelic Inc. was to consider requests for advances under the Line Letter until September 1, 2017. Autotelic Inc. had the right at any time for any reason in its sole and absolute discretion to terminate the line of credit available under the Line Letter or to reduce the maximum amount available thereunder without notice. Advances made under the Line Letter bear interest at the rate of five percent (5%) per annum, are evidenced by the Demand Promissory Note issued to Autotelic Inc., and are due and payable upon demand by Autotelic, Inc. Autotelic Inc. advanced funds after September 1, 2017 but is no longer considering additional requests for advances as of December 31, 2017.

In April 2018, and in connection with the closing of our private placement on that date, we issued to Autotelic Inc. 19 shares of Series E Preferred Stock and Warrants to purchase up to 142,500 shares of common stock as full and complete satisfaction of the unpaid principal balance (and accrued but unpaid interest thereon) owed by us to Autotelic Inc. under the Line of Credit, of which $90,816 had been drawn down as of the date of the closing described above. As such, in April 2018, the line of credit with Autotelic Inc was terminated. The securities that were issued to Autotelic Inc. have the same terms and conditions as the securities that were issued to investors in the offering.

The balance under the line was $0 and $93,662, including accrued interest of $0 and $2,847 as of September 30, 2018 and December 31, 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheet.

Note 6 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock. In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock.

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

As of September 30, 2018 and December 31, 2017, 100 and 750 shares, respectively, of Series C Preferred remained outstanding.

Series D Preferred

In August 2015, Adhera entered into a Securities Purchase Agreement with certain investors pursuant to which Adhera sold 220 shares of Series D Preferred and warrants to purchase up to 344,000 shares of Adhera’s common stock at an initial exercise price of $4.00 per share before August 2021, for an aggregate purchase price of $1.1 million. Each share of Series D Preferred has a stated value of $5,000 per share, has a liquidation preference of $300 per share, has voting rights of 1,250 votes per share and is convertible into shares of common stock at a conversion price of $4.00 per share. The Series D Preferred is initially convertible into an aggregate of 275,000 shares of Adhera’s common stock, subject to certain limitations and adjustments, has a 5% stated dividend rate, is not redeemable and has voting rights on an as-converted basis.

In May 2018, an investor converted 20 shares of Series D Preferred into 25,000 shares of common stock.

As of September 30, 2018 and December 31, 2017, 40 and 60 shares, respectively, of Series D Preferred remained outstanding.

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

We received net proceeds of approximately $12.2 million from the sale of the Preferred Stock, after deducting placement agent fees and estimated expenses payable by us of approximately $2.0 million associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.

We accrued dividends on the Series E Preferred Stock of $351,897 for the three months ended September 30, 2018 and $622,530 for the nine months ended September 30, 2018. No similar dividends were accrued for the same periods of 2017.

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

We received proceeds of approximately $1.3 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $180,000 associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 308,000 shares of our common stock. The Warrant has a five-year term and an exercise price of $0.55 per share.

We accrued dividends on the Series F Preferred Stock of $27,327 for the 3 months and nine months ended September 30, 2018. No similar dividends were accrued for the same periods of 2017.

Stock Option Grants

In July 2018, we granted our Chief Executive Officer, Robert Moscato, Jr., 1,500,000 stock options; Uli Hacksell, Ph. D., the Chairman of our Board, 1,000,000 stock options, Erik Emerson, our Chief Commercial Officer, 1,125,000 stock options, and Jay Schwartz, our VP of Operations, 250,000 stock options.

In September 2018, we granted our Chief Financial Officer, Eric Teague, 450,000 stock options.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “ATRX”. We currently have 10,761,684 shares of our common stock outstanding.

Stock Issuances

In addition to the common stock and preferred stock issuances described above, we issued the following shares of the Company’s common stock during the nine months ended September 30, 2018.

As discussed in Note 8, in May 2018, we issued to Novosom 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

As discussed in Note 9, in April 2018, we entered into a Stipulation of Settlement with Vaya Pharma and issued a total of 210,084 shares of our common stock with a fair value of $250,000.

In May 2018, an investor converted 20 shares of Series D Preferred into 25,000 shares of common stock.

In June 2018, an investor converted 650 shares of Series C Preferred stock into 433,334 shares of our common stock.

Warrants

As of September 30, 2018, there were 35,646,829 warrants outstanding, with a weighted average exercise price of $0.79 per share, and annual expirations as follows:

Expiring in 2018	-
Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	29,202,227
Expiring thereafter	4,311,773
35,646,829

The above includes 29,135,560 warrants issued in April and May 2018 in connection with our Series E Preferred Stock offering with a fair value of $31,106,896 and 2,618,000 warrants issued with our Series F Preferred Stock offering with a fair value of $1,313,684 which are reflected in additional paid-in capital and additional paid in capital-warrants on the accompanying condensed consolidated statement of stockholders’ equity. The warrants have a five-year term and an exercise price of $0.55. There was no expense related to these warrants.

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

A total of 339,702 warrants expired during the nine months ended September 30, 2018.

Note 7 - Stock Incentive Plans

Stock Options

Stock option activity was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	745,707	$8.84
Options granted	4,724,000	0.67
Options expired / forfeited	(88,750)	67.40
Outstanding, September 30, 2018	5,380,957	0.86
Exercisable, September 30, 2018	1,638,991	$0.93

The following table summarizes additional information on Adhera’s stock options outstanding at September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98	4,705,000	9.39	$0.67	1,467,500	$0.73
$1.00	7,000	3.13	$1.00	7,000	$1.06
$1.50 - $1.80	521,107	8.64	$1.79	136,641	$1.78
$2.60 - $8.20	135,200	3.78	$2.77	15,200	$4.48
$10.70 - $22.00	12,650	1.00	$10.92	12,650	$10.92

Totals	5,380,957	9.15	$0.86	1,638,991	$0.93

Weighted-Average Exercisable Remaining Contractual Life (Years) 8.22

In January 2018, the Company granted a total of 19,000 stock options to directors and officers for services. The options have an exercise price of $1.56 and a five-year term.

In May 2018, the Company granted a total of 380,000 stock options to directors and officers for services. The options have an exercise price of $0.98 and a five-year term.

In July 2018, we granted our Chief Executive Officer, 1,500,000 stock options; Uli Hacksell, Ph.D., the Chairman of our Board, 1,000,000 stock options; and Erik Emerson, our Chief Commercial Officer, 1,125,000 stock options at an exercise prices of $0.66 per share with a 10-year term.

In July 2018, we granted our SVP of Commercial Operations 250,000 stock options at an exercise price of $0.575 per share with a 10-year term.

In September 2018 we granted our Chief Financial Officer 450,000 stock options at an exercise price of $0.55 per share with a 10-year term.

As of September 30, 2018, we had $523,943 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $1,307,046 and $218,295 for the nine months ended September 30, 2018 and 2017, respectively, and $814,008 and $5,109 for the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the intrinsic value of options outstanding or exercisable was $0 as there were no options outstanding with an exercise price less than $0.54, the per share closing market price of our common stock at that date.

Note 8 - Intellectual Property and Collaborative Agreements

Novosom Agreements

In July 2010, Adhera entered into an asset purchase agreement with Novosom Verwaltungs GmbH (“Novosom”), pursuant to which Adhera acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system.  In May 2018, we issued to Novosom 51,988 shares of our common stock, with a fair value of $75,000, as additional consideration pursuant to the Asset Purchase Agreement. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

Arrangements with LipoMedics

In February 2017, we entered into a License Agreement (the “License Agreement”) with LipoMedics, pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for further development of Lipomedics’s proprietary phospholipid nanoparticles that can deliver protein, small molecule drugs, and peptides. These are not currently being developed at Adhera and Adhera has no IP around these products. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 86,207 shares of our common stock for a total purchase price of $250,000.

Under the terms of the License Agreement, we could receive success-based milestones based on commercial sales of licensed products. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $2.90 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product.

If LipoMedics breaches the License Agreement, we shall have the right to terminate the License Agreement effective sixty (60) days following delivery of written notice to LipoMedics specifying the breach, if LipoMedics fails to cure such material breach within such sixty (60) day period.

Vuong Trieu, Ph.D. is the Chairman of the Board and Chief Operating Officer of LipoMedics.

In consideration Lipomedics agreed to the following fee schedule: 1) Evaluations License Fee. Simultaneous with the execution and delivery of the License Agreement, Lipomedics shall enter into a Stock Purchase Agreement in form and substance reasonably acceptable to Adhera and Lipomedics, pursuant to which Adhera will sell to Lipomedics shares of the common stock of Adhera for an aggregate purchase price of $0.25 million, with the purchase price for each share of Adhera common stock being $2.90. 2) Commercial License Fee. Unless the License Agreement is earlier terminated, within thirty (30) days following Lipomedics’s delivery of an Evaluation Notice advising that it intends to pursue, or cause to be pursued, further development and commercialization of Licensed Products. 3) For up to and including three Licensed Products, Lipomedics shall pay to Adhera a milestone (collectively the “Sales Milestones”) of $10 million upon reaching Commercial Sales in the Territory in any given twelve month period equal to or greater than $500 million for a given Licensed Product and of $20 million upon reaching Commercial Sales in any given twelve month period equal to or greater than $1 million for such Licensed Product, such payments to be made within thirty (30) days following the month in which such Commercial Sale targets are met.

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

Agreement with Autotelic BIO

On January 11, 2018, we entered into a binding agreement with Autotelic BIO (“ATB”) pursuant to which, among other things, and subject to the satisfaction of certain conditions on or prior to January 15, 2019, we shall grant to ATB a perpetual exclusive right of development and marketing of our IT-103 product candidate, which is a fixed dose combination of celecoxib and olmesartan medoxomil, at the currently approved dose/approved indications only for celecoxib (100 mg, 200mg and 400mg) for combined hypertension and arthritis only, with such right extending throughout the entire world (excluding the United States and Canada, and the territories of such countries). The grant of the license would be memorialized in a definitive license agreement to be entered into between the parties. On October 1, 2018, we and ATB agreed to terminate this arrangement.

Autotelic LLC, an entity that owns approximately 22% of the issued and outstanding shares of our common stock and of which Dr. Trieu serves as Chief Executive Officer, owns approximately 19% of the issued and outstanding shares of the common stock of ATB.

License of DiLA2 Assets

On March 16, 2018, Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has yet to complete certain performance obligations under the agreement and accordingly has deferred the recognition of revenue from the sale of the asset until such obligations are fulfilled.

Asset Purchase Agreement

In July 2017, Adhera entered into an Asset Purchase Agreement with Symplmed Pharmaceuticals LLC and its wholly-owned subsidiary Symplmed Technologies, LLC pursuant to which the Company purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care (see Note 3).

Note 9 - Commitments and Contingencies

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

We had been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint had been filed in the Supreme Court of the State of New York, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we are only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement requiring us to issue to Vaya Pharma 210,084 shares of our common stock with a fair value of $250,000, which shares were issued in April of 2018. We accrued $0 and $250,000, as of September 30, 2018 and December 31, 2017, respectively, and such amount was included in accrued expenses on the accompanying consolidated balance sheets.

Note 10 - Subsequent Events

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On November 9, 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 73 shares of our Series F convertible preferred stock, par value of $0.01 per share (the “Preferred Stock”), at a purchase price of $5,000 per share of Preferred Stock. Each share of Preferred stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common Stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Preferred Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. We received total net proceeds of approximately $0.31 million from the issuance of the securities described above, after deducting placement agent fees and estimated expenses payable by us associated with such closing.

As discussed in Note 4, on October 1, 2018, we entered into a Settlement Agreement with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of our Board of Directors, which incuded the Company repurchasing 500,000 shares of our common stock from Dr. Trieu.

In October 2018, an investor converted 2 shares of Series E convertible preferred stock into 20,000 shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our continued ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
●	the ability of our company and/or a partner to obtain required governmental approvals, including product and patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
●	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;
●	our ability to satisfy our disclosure obligations under the Exchange Act, as amended, and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Adhera Therapeutics, Inc., a Delaware corporation, and its wholly-owned subsidiaries, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc., Atossa Healthcare, Inc., and IthenaPharma, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTCQB tier, under the symbol “ATRX.”

Corporate Overview

Nature of Business

We are an emerging specialty pharmaceutical company leveraging an innovative distribution model and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases in the United States. Adhera is focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs commercialize include other therapeutic areas.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (an angiotensin-converting-enzyme) inhibitor and amlodipine besylate (a calcium channel blocker), which was approved by the U.S. Food and Drug Administration (“FDA”) in June of 2018. Prestalia was developed in coordination with Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand name - Viacoram. Prestalia is distributed through the DyrectAxess platform which we acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC in 2017. DyrectAxess is a patented technology platform, also known as Total Care®, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to achieve optimal care.

By combining Prestalia, DyrectAxess, and a specialty pharma network, we have created a proprietary platform for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, devices for therapeutic drug monitoring (e.g., blood pressure and other cardiac monitors), as well as patient counseling and prescription reminder services.

During the nine months ended September 30, 2018, we received proceeds of approximately $12.2 million from the sale of our newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”), net of fees and expenses. The use of funds from the raise will be on the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. We plan to license or divest our other pharmaceutical assets and halt any other FDC development programs since they no longer align with our focus on the treatment of hypertension.

Recent Developments During the Three Months Ended September 30, 2018

Sales of Series F Convertible Preferred Stock

On July 12, 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F convertible preferred stock, par value of $0.01 per share (the “Series F Stock”), at a purchase price of $5,000 per share of Series F Stock. Each share of Series F Stock is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of our common stock for each share of our common stock issuable upon the conversion of the Series F Stock purchased by such investor at an exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. We received total gross proceeds of approximately $1.54 million from the issuance of the securities described above, prior to deducting placement agent fees and estimated expenses payable by us associated with such closing. Our intended use of the proceeds is for funding operations, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes in pursuit of advancing our commercial, clinical and preclinical efforts, including advancing our commercial operations relating to the sale and promotion of Prestalia® product.

Change of Corporate Offices

On September 10, 2018, we entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, with respect to office space located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703, for a three year term. Starting on October 1, 2018, our executive offices have been located at such address. We no longer maintain an address at 17870 Castleton Street, Suite 250, City of Industry, California 91748.

Appointment of R. Eric Teague as Chief Financial Officer

We entered into an employment agreement with R. Eric Teague (the “Teague Agreement”) pursuant to which Mr. Teague began serving as our Chief Financial Officer on September 24, 2018. In connection with the appointment of Mr. Teague as our Chief Financial Officer, Amit Shah, our prior Chief Financial Officer, resigned from such position, effective September 24, 2018.

Mr. Teague’s base salary under the Teague Agreement, which provides for a three year term, is initially $285,000 per year, subject to review and adjustment by us from time to time. Starting in 2019, Mr. Teague shall be eligible for an annual discretionary cash bonus with a target of 35% of his base salary, subject to his achievement of any applicable performance targets and goals. Mr. Teague was also granted options to purchase up to 450,000 shares of our common stock, which options shall vest according to the terms of the Teague Agreement.

Omnibus Settlement Agreement with Vuong Trieu, Ph.D. and Affiliated Entities

On October 1, 2018, we entered into an Omnibus Settlement Agreement (the “Settlement Agreement”) with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of our Board of Directors (the “Board”), Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. At the same time, and in connection therewith, we also entered into an Agreement and Release with each of Dr. Trieu and Falguni Trieu (the “Individual Releases”), and entered into an Agreement and Release with each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (collectively, the “Entity Releases”). We also delivered a release (the “Company Release”) to Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. Pursuant to the Settlement Agreement, we agreed to make a payment to Dr. Trieu in the amount of $10,000 in consideration for Dr. Trieu entering into the Individual Releases between Dr. Trieu and our company. Dr. Trieu also agreed to sell, and we agreed to purchase, from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock in consideration of an aggregate purchase price of $250,000. Additionally, each of Dr. Trieu, Autotelic Inc., Autotelic LLC, Oncotelic, Inc. and LipoMedics, Inc. agreed to certain restrictions on sale, transfer or assignment of our common stock.

Furthermore: (i) we and Autotelic Inc. agreed that the Master Services Agreement, dated as of November 15, 2016, by and between our company and Autotelic Inc., shall be terminated as of October 31, 2018; (ii) we and Autotelic BIO agreed that the Term Sheet, entered into as of January 11, 2018, by and between our company and Autotelic BIO, shall be terminated immediately; (iii) we and Oncotelic, Inc. confirmed that the License Agreement, dated July 17, 2017, by and between our company and Oncotelic Inc. was terminated effective May 15, 2018; and (iv) we and Lipomedics, Inc. agreed that the License Agreement, dated as of February 6, 2016, by and between our company and Lipomedics, Inc. would remain in effect.

Under the Settlement Agreement, we and Autotelic LLC agreed with respect to the License Agreement, dated as of November 15, 2016, by and between our company and Autotelic LLC, that such License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to Familial Adenomatous Polyposis or CEQ508 and related intellectual property.

Pursuant to the Individual Releases, each of Dr. Trieu and Ms. Trieu, our former Director of Business Development and the spouse of Dr. Trieu, agreed to release us from all claims arising prior to the date of the Release Agreements. Pursuant to the Entity Releases, each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. agreed to release us from all claims arising prior to the date of the applicable Entity Release. Pursuant to the Company Release, we agreed to release each of Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. from all claims arising prior to the date of the Company Release.

Resignation of Directors and Officers

On October 1, 2018, in connection with the Settlement Agreement, Dr. Trieu resigned as a member of the Board, and of the Board of Directors of each of our subsidiaries, effective immediately. In addition, and in connection with the continuing reorganization of management following our recent financing transactions, Larn Hwang, Ph.D., our former Chief Scientific Officer, Mihir Munsif, our former Chief Operating Officer, and Peter Weinstein, our former Chief Legal Officer, have resigned as officers of our company. We have contracted with an outside consulting firm to provide Chief Scientific Officer services as required by us, we have moved the roles and responsibilities of the Chief Operating Officer to the commercial team, and we anticipate that Mr. Weinstein will continue to provide legal services to us through his private practice.

Appointment of Director

On October 1, 2018, Nancy R. Phelan was appointed to serve as a member of our Board of Directors, effective immediately.

Amendments to Certificate of Incorporation

On October 4, 2018, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name from “Marina Biotech, Inc.” to “Adhera Therapeutics, Inc.” The change of our name became effective on October 9, 2018. Following the change of our name from Marina Biotech, Inc. to Adhera Therapeutics, Inc., our common stock began trading on the OTCQB tier of the OTC Markets under the symbol “ATRX”.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net Sales

Net sales was $76,186 for the three months ended September 30, 2018, and represents revenues from the sale of Prestalia. We had no sales during the three months ended September 30, 2017. As the Company has yet to complete certain performance obligations under a licensing agreement for the sale of our DiLA2 assets, we have deferred the recognition of revenue of $200,000 until such obligations are fulfilled. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Cost of Sales

Cost of sales was $7,760 for the three months ended September 30, 2018, and represents cost of sales from the sale of Prestalia. We had no sales or cost of sales during the three months ended September 30, 2017.

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 are summarized as follows in comparison to our expenses for the three months ended September 30, 2017.

	Three Months Ended
	September 30, 2018	September 30, 2017

Sales, marketing and commercial operations	$870,926	$-
Research and development	-	232,896
General and administrative expenses	2,140,992	680,063
Amortization	41,937	123,038
Goodwill and intangible assets impairment	4,794,030	-
Total operating expenses	$7,847,885	$1,035,997

Sales, Marketing and Commercial Operations

Sales, marketing and commercial operations expense increased by approximately $0.8 million primarily due to launch activities related to the launch of Prestalia.

Research and Development

Research and development (“R&D”) expense decreased by approximately $0.2 million, as compared to the three months ended September 30, 2017 due to the Company’s primary focus transitioning from research and development activities to sales, marketing and commercial operations activities effective April 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $1.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in stock option and payroll expense.

Amortization Expense

Amortization expenses relate to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of $3.1 million (reduced by the impairment loss of $1,291,200 described below).

Goodwill and intangible assets impairment

During the three months ended September 30, 2018, the Company determined that goodwill was impaired and, as a result, a loss on impairment of $3,502,830 was recognized for the three and nine-month periods ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the three months ended September 30, 2017.

During the three months ended September 30, 2018, the Company determined that the intangible asset from the Merger was impaired and as a result, a loss on impairment of $1,291,200 was recognized and for the three months ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives . There was no such loss on impairment for the three months ended September 30, 2017.

Other Expense

	Three Months Ended
	September 30, 2018	September 30, 2017
Interest expense	$-	$(24,301)
Change in fair value liability of warrants	-	7,442
Change in fair value of derivative liability	-	80,672
Total other expense, net	$-	$63,813

Total net other expense for the three months ended September 30, 2018 decreased $63,813 compared to the three months ended September 30, 2017 due to the repayment of debt during the three months ended June 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net Sales

Net sales was $76,186 for the nine months ended September 30, 2018, and represents revenues from the sale of Prestalia. We had no sales during the nine months ended September 30, 2017. As the Company has yet to complete certain performance obligations under a licensing agreement for the sale of our DiLA2 assets, we have deferred the recognition of revenue of $200,000 until such obligations are fulfilled. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Cost of Sales

Cost of sales was $7,760 for the nine months ended September 30, 2018, and represents cost of sales from the sale of Prestalia. We had no sales or cost of sales during the nine months ended September 30, 2017.

Operating Expenses

Our expenses for the nine months ended September 30, 2018 are summarized as follows in comparison to our expenses for the nine months ended September 30, 2017.

	Nine Months Ended
	September 30, 2018	September 30, 2017

Sales, marketing and commercial operations	$3,456,871	$-
Research and development	173,256	746,221
General and administrative expenses	4,119,988	1,878,301
Amortization	288,460	327,642
Goodwill and intangible assets impairment	4,794,030	-
Total operating expenses	$12,832,605	$2,952,164

Sales, marketing and commercial operations

Sales, marketing and commercial operations expense increased by approximately $3.4 million primarily due to launch activities related to the launch of Prestalia and related activities.

Research and Development

Research and development (“R&D”) expense decreased by approximately $0.6 million, as compared to the nine months ended September 30, 2017 due to the Company’s primary focus transitioning from research and development activities to sales, marketing and commercial operations activities effective April 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $2.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a charge of approximately $1.3 million related to share based compensation and an increase in payroll expenses.

Amortization Expense

Amortization expenses relate to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchases on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of approximately $3.1 million (reduced by the impairment loss of approximately $1,291,200 described below).

Goodwill and intangible assets impairment

During the nine months ended September 30, 2018, the Company determined that goodwill was impaired and, as a result, a loss on impairment of $3,502,830 was recognized for the nine-month period ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives . There was no such loss on impairment for the nine months ended September 30, 2017.

During the three months ended September 30, 2018, the Company determined that the intangible asset from the Merger was impaired and as a result, a loss on impairment of $1,291,200 was recognized for the three and nine-month periods ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives . There was no such loss on impairment for the nine months ended September 30, 2017.

Other Expense

	Nine Months Ended
	September 30, 2018	September 30, 2017
Interest expense	$149,900	$51,575
Change in fair value liability of warrants	-	106,345
Loss on settlement	874,697	-
Change in fair value of derivative liability	-	115,271
Total other expense, net	$1,024,597	$273,191

Total net other expense for the nine months ended September 30, 2018 increased approximately $0.8 million compared to the nine months ended September 30, 2017. The increase is primarily attributable to the loss on settlement of debt incurred of approximately $0.9 million during the nine months ended September 30, 2018, primarily due to a non-cash loss of approximately $0.8 million related to warrants issued to Autotelic, Inc. to satisfy outstanding liabilities where the fair value of the warrants exceeded the value of liabilities settled as part of the Series E Preferred Stock private placement. Additionally, there was an increase in interest expense of approximately $0.2 million from new notes and lines of credit taken in 2017. Such debt and accrued interest thereon was settled as part of the Series E Preferred Stock private placement. There was no gain or loss on the change in fair value liability of warrants during the nine months ended September 30, 2018 due to the adoption of Accounting Standards Update 2017-11 in November 2017 relating to the issuance of financial statements that include down round provisions utilizing the modified retrospective approach.

Liquidity & Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
Current assets	$7,454,372	$124,943
Current liabilities	(2,185,238)	(5,735,503)
Working capital (deficiency)	$5,269,134	$(5,610,560)

Working capital as of September 30, 2018 was approximately $5.3 million as compared to negative working capital of approximately $5.6 million as of December 31, 2017. As of September 30, 2018, current assets were approximately $7.5 million, primarily attributable to an increase in cash of approximately $6.4 million primarily due to the issuance of Series E and F Preferred stock. As of December 31, 2017, current assets were approximately $0.1 million primarily attributable to cash of approximately $0.1 million.

As of September 30, 2018, current liabilities were approximately $2.2 million, comprised of accounts payable of approximately $0.9 million, accrued expenses of approximately $1.0 million and deferred revenue of $0.2 million. Comparatively, as of December 31, 2017, current liabilities were $5.7 million, primarily consisting of approximately $1.0 million of accounts payable, accrued expenses of approximately $1.5 million and notes payable of approximately $1.9 million. Current liabilities decreased by approximately $3.6 million, which was primarily attributable to the settlement of notes payable and other liabilities of approximately $3.4 million by converting such debt and liabilities into the initial round of financing under the Series E Convertible Preferred Stock private placement in April of 2018 and paying accrued fees payable of approximately $0.3 million.

Cash Flows and liquidity

	Nine Months Ended
	September 30, 2018	September 30, 2017

Net cash used in operating activities	$(7,013,516)	$(923,202)
Net cash used in investing activities	(28,795)	(375,000)
Net cash provided by financing activities	13,442,060	1,201,531
Increase (decrease) in cash	$6,399,749	$(96,671)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $7.0 million during the nine months ended September 30, 2018. This was primarily due to the net loss of approximately $13.8 million, partially offset by goodwill and intangible asset impairment of approximately $4.8 million and non-cash loss on settlement of approximately $0.9 million.

Comparatively, net cash used in operating activities was approximately $0.9 million during the nine months ended September 30, 2017. This was primarily due to the net loss of approximately $2.3 million offset by non-cash charges of approximately $0.7 million and change in working capital of approximately $0.9 million. The non-cash charges were comprised of approximately $0.1 million of share based compensation, $0.1 million of services paid in company stock, amortization of intangibles of approximately $0.2 million and fair value of warrants liability and derivatives of approximately $0.3 million.

Net cash used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was due to purchase of furniture of approximately $29 thousand as compared to $0.3 million to purchase intangible assets during the nine months ended September 30, 2017.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $13.4 million during the nine months ended September 30, 2018 was primarily due to the approximately $12.2 million received from the sale of our Series E Preferred Stock, net of fees, and approximately $1.3 million received from the sales of our Series F Preferred Stock, net of fees, offset partially by approximately $0.1 million for repayment of a debt. Correspondingly, during the nine months ended September 30, 2017, net cash provided by financing activities was approximately $1.2 million. This was primarily attributable to proceeds of approximately $0.25 million from the sale of common stock, approximately $0.8 million from borrowings on third party and related party notes payable, and approximately $0.2 million from the exercise of common stock warrants.

We may need to raise additional operating capital in calendar year 2018 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we have, in the past, raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended September 30, 2018.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors and the Audit Committee thereof material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2017 Form 10-K. The material weaknesses discussed therein have not been fully remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in our 2017 Form 10-K, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping (in addition to our hiring of Eric Teague to serve as our Chief Financial Officer commencing in September 2018), and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Prestalia product is currently involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which is currently pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), is captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratories Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) have filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex seeks a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge is designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product. Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to pharmaceutical products containing as an active pharmaceutical ingredient perindopril in combination with other active pharmaceutical ingredients, which rights have been licensed to Symplmed Pharmaceuticals) to resolve the challenge in the second quarter of 2017, and such parties, along with us, have come to a general agreement on terms that will result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. The term sheet memorializing such terms is pending execution in a final settlement agreement. In the meantime, the District Court has entered an order extending the time for the defendants to respond to Apotex’s Complaint. Resolution of the Apotex litigation continues with alignment from all parties, including Servier, Apotex, Symplmed and Adhera. Necessary extensions have been agreed upon and final resolution is anticipated this year.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), as filed with the SEC on April 17, 2018, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Adhera Therapeutics, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2018, and incorporated herein by reference).

3.2	Certificate of Designation of Preferences, rights and Limitations of the Series F Convertible Preferred Stock of Adhera Therapeutics, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant issued by Adhera Therapeutics, Inc. to the purchasers of its Series F Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).

10.1	Employment Agreement, dated as of September 24, 2018, by and between Adhera Therapeutics, Inc. and R. Eric Teague (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018, and incorporated herein by reference).

10.2	Omnibus Settlement Agreement, dated as of September 28, 2018, by and among Adhera Therapeutics, Inc., Vuong Trieu, Ph.D., Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 3, 2018, and incorporated herein by reference).

31.1	Certification of our Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: November 19, 2018	By:	/s/ Robert C. Moscato, Jr.
Robert C. Moscato, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018		/s/ Eric Teague
Eric Teague
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

