Form 10-K
period 2018-12-31
Adhera Therapeutics, Inc.
filed 2019-04-16
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-13789

ADHERA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

4721 Emperor Boulevard, Suite 350, Durham, NC 27703

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (919) 578-5901

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.006 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant had 10,761,684 shares of common stock outstanding as of April 8, 2019. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $4.2 million as computed by reference to the closing price of such common stock on The OTC Markets on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADHERA THERAPEUTICS, INC.

2018 FORM 10-K ANNUAL REPORT

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
●	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
●	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;
●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

PART I

ITEM 1. BUSINESS

Overview

Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”) is an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases. We are focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

Our mission is to provide effective and patient centric treatment for hypertension and resistant hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of our TCS system is DyrctAxess, our patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia. Prestalia was developed in coordination with Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform which, as noted above, we acquired in 2017.

We have discontinued all significant clinical development and are evaluating disposition options for all of our development assets, including: (i) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103; (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer; (iv) CEQ608 and CEQ609, an oral delivery of IL-6Ra tkRNAi against irritable bowel disease (IBD) gene targets, which could significantly reduce colon length and abolish the IL-6Rα message in proximal ileum; (v) Claudin-2 strains which (CEQ631 and CEQ632) significantly reduce Claudin-2 mRNA expression and protein levels in the colon as well as attenuation of the disease phenotype and enhance survival; (vi) MIP3a therapeutic strains CEQ631 and CEQ632 which also resulted in a significant reduction in sum pathology scores and reduction in MIP3a mRNA expression. We plan to license or divest these development assets since they no longer align with our focus on the treatment of hypertension.

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a focus on developing our technology and TCS. We intend to create value through the continued commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

Background

On November 15, 2016, Adhera entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation, IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and Vuong Trieu, Ph.D. as the IThena representative (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly-owned subsidiary of Adhera (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Adhera common stock immediately following the completion of the Merger.

Adhera was incorporated under the laws of the State of Delaware under the name Nastech Pharmaceutical Company on September 23, 1983, and IThena was incorporated under the laws of the State of Delaware on September 3, 2014. IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena will be treated as the historical financial statements of our company and will be reflected in our quarterly and annual reports for periods ending after the effective time of the Merger. Accordingly, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we started to report the results of IThena and Adhera and their respective subsidiaries on a consolidated basis.

Prior to the Merger, Adhera’s pipeline consisted of oligonucleotide-based therapeutics. That pipeline included CEQ508, a product in clinical development for the treatment of FAP, for which Adhera received both Orphan Drug Designation and Fast Track Designation from the FDA, as well as preclinical programs for the treatment of type 1 myotonic dystrophy and Duchenne muscular dystrophy. The IThena pipeline of celecoxib FDCs is now incorporated into the combined company.

As noted above, given our current business focus, we plan to divest many of the pre-Merger assets of Adhera and IThena as soon as reasonably practicable. In conjunction with that strategy, in September 2017 we divested our SMARTICLES asset as it is no longer a strategic fit, as described under “Partnering and Licensing Agreements - Novosom” below.

Subsequent to the Merger, we executed on our strategy to become a commercial stage pharmaceutical company by acquiring Prestalia from Symplmed in June 2017. Prestalia is an FDA-approved and marketed anti-hypertensive drug. Prestalia is an FDC of perindopril arginine, which is an ACE inhibitor, and amlodipine besylate, which is a calcium-channel blocker (CCB) and is indicated as a first line therapy for hypertension control.

The acquisition of Prestalia transitioned our company from a clinical stage company to a commercial organization. Prestalia was approved by the FDA in January 2015 and has been marketed in select U.S. states since then by Symplmed. Prestalia sales saw a solid growth through September of 2016, via new patient acquisition and strong patient retention. Due to funding circumstances experienced by Symplmed, further sales promotion of Prestalia were ceased by the end of 2016, and in June 2017 we acquired the Prestalia assets from Symplmed. Our current focus is dedicated to the promotion and commercialization of Prestalia.

Need for Future Financing

We will require additional funds to implement the growth strategy for our business. We have, in the past, raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Hypertension Market

Hypertension (HTN) affects approximately 1 billion people worldwide and the number of patients is projected to increase to 1.56 billion people by 2025 [http://www.world-heart-federation.org/cardiovascular-health/cardiovascular-disease-risk-factors/hypertension/]. While HTN can be controlled with drugs and lifestyle changes in the majority of patients, uncontrolled or resistant HTN is a significant unmet clinical need in 22% of the HTN population [Persell, S. D. (2011). Prevalence of Resistant Hypertension in the United States, 2003-2008. Hypertension, 57: 1076-108]. Resistant HTN is defined as the failure to reach controlled BP with at least a three-drug regimen at optimal dosage, including at least one diuretic [The Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation, and Treatment of High Blood Pressure: The JNC 7 report. JAMA. 2003;289:2560–72.]. Approximately 22% of the 1 billion HTN patients worldwide are affected by resistant HTN. Assuming a 4% penetration rate and an estimated price of $100 per 30 pills, there is over a $1 billion resistant HTN market. The recent clinical failure of renal denervation means limited competition “Despite meeting primary safety endpoints, SYMPLICITY HTN-3 – the pivotal U.S. trial examining renal denervation for treatment-resistant hypertension – has fallen short of its secondary efficacy goals and failed to reach its primary efficacy endpoint as announced earlier this year by the study’s sponsor.” [SYMPLICITY HTN-3: Renal Artery Denervation Fails for Resistant HTN. March 29, 2014]. Without renal denervation, there are limited treatment options for resistant HTN except for potentially adding chlorthalidone and spironolactone if there is an underlying fluid retention problem.

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

In the U.S., 37 of the 50 states have a hypertension rate of greater than 30% of their residents. According to JNC VII (Joint national committee on hypertension), only 1/3 of patients will be controlled by a single product, meaning that 2/3 of all patients will require more than one class of medication to control their high blood pressure (reference https://www.ncbi.nlm.nih.gov/books/NBK9626/). First line therapy, initial treatment for all hypertension patients should include either a CCB, ACEi, Angiotensin receptor blocker or diuretic.

The hypertension market will continue to be large, but with the proliferation of generics, the branded pharmaceutical participation in sales and promotion will likely continue to decline. For our company, the opportunity exists to promote a branded combination, comprised of the two highest prescribed categories in hypertension. Only one product of a similar type, an ACEi and Amlodipine (the CCB that controls over 90% of the CCB market) has ever been promoted and sold in the U.S. That product, Lotrel®, had peak sales of $1.3 billion in the U.S. alone. This level of sales was experienced by Novartis in 2008 and achieved when there were over 15 large pharmaceutical companies, including Wyeth, Novartis, AstraZeneca, King, Forrest, Takeda, Merck, Sanofi and multiple others fighting for share of voice and positioning with patients and physicians. Currently, only two companies other than us compete in the hypertension market in the U.S., Allergan, selling a beta blocker, Bystolic, with over $500 million in sales in 2015, and Arbor, selling an Angiotensin Receptor Blocker, Edarbi and EdarbiChlor – an FDC of Edarbi and chlortahlidone. The edarbi franchise is selling in excess of $100 million annually.

The benchmark for our hypertension product, Prestalia, is Lotrel. Lotrel is the only FDC of an ACEi and amlodipine and is currently responsible as a brand and generic combined for a total prescription volume in excess of 11 million annually. The product is not promoted, and through analysis of the Prestalia clinical data in market research, Prestalia has been termed by physicians as ‘better than Lotrel’. The success of the Lotrel brand was driven by the combination of two classes of medication that had not only shown the ability to reduce blood pressure but, via the Camelot study for amlodipine and the HOPE and Europa study for ramipril and perindopril, the ability to lower cardiovascular events beyond the effect of lowering blood pressure. The potential success of Prestalia in the U.S. is further supported by the data outside the U.S., which has shown that our worldwide partner, Servier, has produced in excess of €400 million in annual sales of perindopril and amlodipine as an FDC.

In summary, as one looks at the opportunity for our Prestalia product, there are three key concepts:

1)	The market of patient opportunity continues to grow, and the top two dispensed categories are ACEi and Amlodipine;

2)	The competitive landscape regarding promotion to physicians leaves Prestalia as one of the few branded, patent-protected products; and

3)	The category of ACEi/CCB combination has been validated through the success of Lotrel with $1.3 billion in peak sales, and further validated for Prestalia with sales by Servier in excess of €400 million outside the U.S.

Total Care Platform for Hypertension

Adherence to medications is a major challenge that clinicians often face in treating hypertension. An increasing number of studies show TDM is reliable for detecting medication nonadherence in patients who seem to have resistant hypertension (RH) [Jung O, Gechter JL, Wunder C, et al. Resistant hypertension? Assessment of adherence by toxicological urine analysis. J Hypertens. 2013; 31:766–774; Ceral J, Habrdova V, Vorisek V, Bima M, Pelouch R, Solar M. Difficult-to-control arterial hypertension or uncooperative patients? The assessment of serum antihypertensive drug levels to differentiate non-responsiveness from non-adherence to recommended therapy. Hypertens Res. 2011; 34:87–90.]. Strauch et al. [Strauch B, Petrak O, Zelinka T, et al. Precise assessment of noncompliance with the antihypertensive therapy in patients with resistant hypertension using toxicological serum analysis. J Hypertens 2013; 31:2455–2461] found medication nonadherence among a cohort of patients with resistant hypertension to be 47%, also having directly measured drug or appropriate metabolite levels by liquid chromatography–mass spectrometry. In fact, Brinker et al [Stephanie Brinker et al., Therapeutic Drug Monitoring Facilitates Blood Pressure Control in Resistant Hypertension. J Am Coll Cardiol. 2014 March 4; 63(8): 834–835] found that over one-half (54%) of patients who underwent TDM were found to be nonadherent to treatment and when patients were informed of their undetectable serum drug levels and provided additional counseling, BP control was markedly improved without increasing treatment intensity.

To this effect, we have developed a TCS consisting of four pillars to achieve improved compliance and therefore targeted BP: 1) FDCs. We believe hypertension is most effectively treated with combination therapy. Furthermore, hypertensive patients frequently suffer from other diseases such as hypercholesterolemia, arthritis, diabetes, dementia, Alzheimer, etc. Their pill burden can be upward of 10-15 pills per day. Any reduction in pill burden would increase compliance. 2) Monitoring- TDM as well as BP monitoring has been shown to improve compliance. With our current bpCareConnect, patients are provided with a BP monitoring system which allows both patients and health care provider to track treatment progress. We plan to upgrade the system to include cardiac monitoring devices as we further refine and enhance our platform. 3) Our program has healthcare practitioners and pharmacists call the patients and remind them to refill their prescriptions. This results in a refill rate ranging from 59.5% - 95%,1 which is higher than the industry standard of 50%. This low turnover of patients allows us to build prescriptions rapidly during our launch of Prestalia. Together, this TCS will transform care for hypertension and, in addition, could support patients dealing with other chronic diseases such as diabetes and hypercholesterolemia. Below is the summary of our TCS, which focuses on patient compliance to achieve target BP control.

The demand for improved adherence will continue to drive the development of FDCs, which is one of the pillars for our TCS. The need for FDCs in the TCS for hypertensive patients is shown below. Combination therapy administered as an FDC has superior efficacy and better tolerance, which is supplemented by higher adherence. Therefore, healthcare providers should not be reluctant to prioritize the use of FDCs over up-titration and switching strategies for addressing efficacy-related issues, particularly if a patient has a history of poor adherence. Compared with free-drug combinations (where each BP drug is administered as a single pill), the use of FDCs of hypertensive agents is associated with a significant improvement in compliance and persistence with therapy and with possible beneficial trends on BP levels and reported adverse effects [Gupta AK et al., Compliance, Safety, and Effectiveness of Fixed-Dose Combinations of antihypertensive agents. A meta-analysis. Hypertension 2010; 55:399-407]. A meta-analysis showed that BP reduction by using two drugs in combination is approximately five times greater than doubling the dose of one drug [Krousel-Wood M et al., Medication adherence: a key factor in achieving blood pressure control and good clinical outcomes in hypertensive patients. In this context, Prestalia is ideally suited to the TCS because 1) it is approved for first line therapy; 2) clinical data has shown that it can achieve rapid and sustained BP reduction; and 3) it is approved only in three strengths – therefore simplifying dose titration versus complicated dose titration scheme of single agent and then double agent.

1 The refill rate is calculated monthly by dividing the cumulative number of existing patients by the total cumulative number of original patients since launch in June 2018.

To further expand our pipeline of FDCs, we plan to continue to acquire, in-license, or internally develop FDCs that lend themselves to the TCS, as resources allow, and opportunities arise.

We intend to initially advance sales of Prestalia in the U.S. through the TCS.

Prestalia

Acquired in June 2017, Prestalia is a commercially available product. We are currently integrating the distribution, marketing and sales platform of the acquired assets into our company. This is being done concurrently with efforts to mobilize a sales force and build on the existing patient/prescription base of Prestalia and build a strong revenue base. The non-U.S. market for FDCs of ACE inhibitor and CCB is over $300 million and we believe that this market is underserved in the U.S.

Prestalia was developed in conjunction with Les Laboratories, Servier. It was launched in October of 2015 and was driven to 1,615 prescriptions per month with only 10 sales representatives. It is approved in three doses: 3.5/2.5, 7/5 and 14/10 and is promoted worldwide ex-US as Coveram and/or Viacoram by Servier with >$400 million annual turnover from perindopril franchise, WW, for Servier.

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

Prestalia is one of a few products with an active component to demonstrate event reduction across the CV continuum. In aggregate there was reduction in cardiovascular morbidity-mortality in randomized clinical trials with more than 54,000 patients. Various clinical trials have shown that despite lowering blood pressure not all drugs effectively reduce heart attack, stroke and death. In the CAMELOT trial, which compared amlodipine vs. enalapril – another ACEI – for 24 months, there was 31% vs 15% fewer events with amlodipine. In the EUROPA trial, using perindopril, compared to placebo in 12,000 ACS (64% had previous MI) reduced CV events by 20%. Post-hoc analysis of EUROPA showed that for subjects on any CCB for 4.2 years and either on perindopril or placebo, the event rate was 46% less for patients on perindopril and CCB than for patients on a CCB and placebo.

Commercialization Plan

The two main challenges to the uptake of a drug are getting physicians to prescribe it and getting insurance reimbursement for its use. Prior to its acquisition by our company, Prestalia had achieved a patient base of approximately 1,500 patients and approximately 400 prescribers; over two years. With the demonstrated history of physician acceptance and steady acceptance by insurers, combined with the fact that combination of ACEi and CCB are well characterized and understood, we believe that our ability to penetrate the market is heavily influenced by the number of people we are able to engage to assist in our commercialization efforts.

In terms of execution, we are taking a targeted approach capitalizing on geographies with favorable conditions for Prestalia, including a high degree of hypertension within the territory. Our targeting efforts from the physician perspective are focused on identifying high prescribers of FDC therapy that includes ACEi and CCB use, along with those physicians writing ACE/Diuretic combinations. An additional key to our targeting will be high prescribers of each of these as concomitant monotherapy, or individual use. This approach will allow us to focus our message on physicians that are already committed to the components, and do not require a clinical communication to convert them from use of other classes of medications.

To ensure that we convert the highest percentage of prescriptions generated to new patients, along with keeping our existing patients on medication, we have an expansive patient co-pay support program through our pharmacy partners. This program will be specifically dedicated to ensuring that all patients receive medication, covered or not, so that we can ensure patients and physicians are satisfied, as well as put us in a position to continue expanding insurance coverage.

Partnering and Licensing Agreements

Les Laboratoires Servier

As a result of the Asset Purchase Agreement that we entered into with Symplmed Pharmaceuticals LLC in June 2017, Symplmed Pharmaceuticals assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed Pharmaceuticals and Les Laboratoires Servier (“Servier”) dated January 2012. Pursuant to the License Agreement, we have an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of the regulatory and sales-based milestone payments, and royalty payments based on net sales, described therein.

Oncotelic Inc.

On July 17, 2017, we entered into a License Agreement with Oncotelic, Inc. pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Dr. Trieu, a former director and executive officer of our company, is the principal stockholder and Chief Executive Officer of Oncotelic. The License Agreement with Oncotelic has been terminated as per the Omnibus Settlement Agreement that we entered into on October 1, 2018 with, Dr. Trieu, Oncotelic Inc. and certain other parties affiliated with Dr. Trieu.

Lipomedics Inc.

On February 6, 2017, we entered into a License Agreement with LipoMedics, Inc. pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics 86,206 shares of our common stock for a total purchase price of $250,000. Under the terms of the License Agreement, we could receive up to $90 million in success-based milestones based on commercial sales of licensed products. In addition, if LipoMedics determines to pursue further development and commercialization of products under the License Agreement, LipoMedics agreed, in connection therewith, to purchase shares of our common stock for an aggregate purchase price of $500,000, with the purchase price for each share of common stock being the greater of $2.90 or the volume weighted average price of our common stock for the thirty (30) trading days immediately preceding the date on which LipoMedics notifies us that it intends to pursue further development or commercialization of a licensed product. Dr. Trieu, a former director and executive officer of our company, is the Chairman of the Board and Chief Operating Officer of LipoMedics.

Autotelic LLC

On November 15, 2016, we entered into a License Agreement with Autotelic LLC pursuant to which (A) we licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to us certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc. TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers. As per the Omnibus Settlement Agreement that we entered into on October 1, 2018 with Dr. Trieu, Autotelic LLC and certain other parties affiliated with Dr. Trieu, the License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to FAP or CEQ508 and related intellectual property.

Autotelic BIO

On January 11, 2018, we entered into a binding agreement with Autotelic BIO (“ATB”) pursuant to which, among other things, and subject to the satisfaction of certain conditions on or prior to January 15, 2019, we shall grant to ATB a perpetual exclusive right of development and marketing of our IT-103 product candidate, which is a fixed dose combination of celecoxib and Olmesartan medoxomil, at the currently approved dose/approved indications only for celecoxib for combined hypertension and arthritis only, with such right extending throughout the entire world (excluding the United States and Canada, and the territories of such countries). The grant of the license would be memorialized in a definitive license agreement to be entered into between the parties. On October 1, 2018, as per the Omnibus Settlement Agreement that was entered into on October 1, 2018 with Dr. Trieu, ATB and certain other parties affiliated with Dr. Trieu, we and ATB agreed to terminate this arrangement.

Hongene Biotechnology

In September 2015, Adhera entered into a license agreement with Hongene, a leader in process development and analytical method development of oligonucleotide therapeutics, regarding the development and supply of certain oligonucleotide constructs using our CRN technology. We could receive double digit percentage royalties on the sales of research reagents using our CRN technology.

MiNA

On December 17, 2014, we entered into a license agreement with MiNA Therapeutics, Inc. (“MiNA”) regarding the development and commercialization of small activating RNA-based therapeutics utilizing MiNA’s proprietary oligonucleotides and our SMARTICLES nucleic acid delivery technology. MiNA will have full responsibility for the development and commercialization of any products arising under the agreement. MiNA paid an upfront fee of $0.5 million in January 2015 and an accelerated milestone payment of $200,000 in November 2015. We could receive up to an additional $49 million in clinical and commercialization milestone payments, as well as royalties on sales, based on the successful development of MiNA’s potential product candidates.

Rosetta

On April 1, 2014, we entered into a strategic alliance with Rosetta to identify and develop microRNA- (“miRNA”) based products designed to diagnose and treat various neuromuscular diseases and dystrophies. Under the terms of the alliance, Rosetta will apply its industry leading miRNA discovery expertise for the identification of miRNAs involved in the various dystrophy diseases. If the miRNA is determined to be correlative to the disease, Rosetta may further develop the miRNA into a diagnostic for patient identification and stratification. If the miRNA is determined to be involved in the disease pathology and represents a potential therapeutic target, Adhera may develop the resulting miRNA-based therapeutic for clinical development. The alliance is exclusive as it relates to neuromuscular diseases and dystrophies, with both companies free to develop and collaborate outside this field both during and after the terms of the alliance.

Novartis

On August 2, 2012, we and Novartis entered into a worldwide, non-exclusive License Agreement for the CRN technology for the development of both single and double-stranded oligonucleotide therapeutics. Novartis made a $1.0 million one-time payment for the non-exclusive license. In addition, in March 2009, we granted to Novartis a worldwide, non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up license, with the right to grant sublicenses, to the DiLA2-based siRNA delivery platform in consideration of a one-time, non-refundable fee of $7.25 million. Novartis may terminate this agreement immediately upon written notice.

Monsanto

On May 3, 2012, we and Monsanto entered into a worldwide exclusive Intellectual Property License Agreement for our delivery and chemistry technologies. We and Monsanto also entered into a Security Agreement pursuant to which we granted to Monsanto a security interest in that portion of our IP that is the subject of the License Agreement in order to secure the performance of our obligations under the License Agreement. Monsanto paid $1.5 million in initiation fees and may be required to pay royalties on product sales in the low single digit percentages. Monsanto may terminate the License Agreement at any time in whole or as to any rights granted thereunder upon three months’ prior written notice.

Novosom

On July 27, 2010, we acquired the intellectual property of Novosom for SMARTICLES. As per the terms of the acquisition agreement (the “Original Purchase Agreement”), we were required to pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount was to be paid in shares of common stock, or a combination of cash and shares of common stock, at our discretion. On September 8, 2017, we entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Novosom pursuant to which we sold to Novosom substantially all of our intellectual property estate relating to SMARTICLES (the “Smarticles IP”), including that acquired pursuant to the Original Purchase Agreement, for an aggregate purchase price of $1.00. As per the IP Purchase Agreement, we will retain rights to any future payments that may be due to us pursuant to those agreements that we entered into with third parties pursuant to which we provided to such third parties certain licenses and rights with respect to the Smarticles IP, including milestone and royalty payments, if any, and Novosom relinquished any rights that it may have under the Original Purchase Agreement to any portion of such payments.

Valeant Pharmaceuticals

On March 23, 2010, we acquired intellectual property related to the CRN chemistry from Valeant Pharmaceuticals North America (“Valeant”). Subject to meeting certain milestones triggering the obligation to make any such payments, we may be obligated to make a product development milestone payment of $5.0 million and $2.0 million within 180 days of FDA approval of an NDA for our first and second CRN related product, respectively. To date, we have not made any such milestone payments but have milestone obligations of $0.1 million based on CRN licenses to date. Valeant is entitled to receive earn-outs based upon a percentage in the low single digits of future commercial sales and earn-outs based upon a percentage in the low double digits of future revenue from sublicensing. We are required to pay Valeant an annual amount equal to $50,000 per assigned patent which shall be creditable against other payment obligations. The term of our financial obligations under the agreement shall end, on a country-by-country basis, when there no longer exists any valid claim in such country. We may terminate the agreement upon 30-day notice, or upon 10-day notice in the event of adverse results from clinical studies.

Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our products and product candidates. We also use license agreements both to access external technologies and to convey certain intellectual property rights to others. Our financial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2018, we owned or controlled the U.S. and foreign granted and allowed patents, and the pending patent applications, to protect our proprietary technologies, as set forth in the table below.

Jurisdiction	Number of Granted / Allowed Patents	Number of Pending Patents Applications
China	1	0
Brazil	0	1
Belgium, Croatia, Denmark, Finland, France, Germany, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Norway, Slovania, Sweden, Spain, Switzerland, U.K.	35	0
Canada	1	0
Israel	1	0
India	0	2
Republic of Korea	1	0
Australia	3	1
European Patent Office	6	3
Japan	6	0
United States	12	3
New Zealand	1	0

The patents listed in the table above expire from 2023 to 2030, subject to any potential patent term extensions and/or supplemental protection certificates that would extend the terms of the patents in countries where such extensions may become available.

Further, as discussed elsewhere in this report, we have licensed rights to our FDA-approved product, Prestalia, from Les Laboratoires Servier as a result of our acquisition of assets from Symplmed Pharmaceuticals in June 2017. The patents listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, expire in 2023 and 2027, respectively.

Manufacturing

We do not have any manufacturing facilities or personnel. We rely on contract manufacturing organizations (“CMOs”) to produce our products in accordance with applicable provisions of the FDA’s current Good Manufacturing Practice (“GMP”) regulations. The manufacture of pharmaceuticals is subject to extensive GMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

Sales and Marketing

We began our commercial sales effort in second quarter of 2018 and promote our product through a sales force of 20 territory managers. During the second and third quarters of 2018, we collaborated with a third-party sales force to market Prestalia to health care professionals. During the third quarter of 2018, we initiated a plan to insource the sales force, which was largely completed during the first quarter of 2019. Our team is comprised of a complete support staff internally, and we also partner with numerous specialty vendors to increase our effectiveness and efficiency.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of our products and product candidates are their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge, experience and scientific resources provide us with certain competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Our products, and any product candidates that we successfully develop and commercialize, will compete with existing therapies and new therapies that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial and other resources and expertise in research and development, manufacturing, product acquisition, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete, or may compete, with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies and products complementary to, or that may be necessary for, our programs.

The commercial opportunity for our product candidates could be reduced or eliminated if our competitors develop and commercialize drugs or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may acquire or develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

Government Regulation

Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drugs and pharmaceutical products. Our Prestalia product is, and all of the products that we may seek to commercialize are expected to be, regulated as drug products.

In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before our drug products are marketed, they must be approved by the FDA. The steps required before a novel drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review; and finally (6) approval of an NDA.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Phase 1 usually involves the initial administration of the investigational drug or biologic product to healthy individuals to evaluate its safety, dosage tolerance and pharmacodynamics. Phase 2 usually involves trials in a limited patient population, with the disease or condition for which the test material is being developed, to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug or biologic for specific indications. Phase 3 trials usually further evaluate effectiveness and test further for safety by administering the drug or biologic candidate in its final form in an expanded patient population. To the extent that we engage in any product development activities, our product development partners, the FDA, or we may suspend clinical trials, if any, at any time on various grounds, including any situation where we or our partners believe that patients are being exposed to an unacceptable health risk or are obtaining no medical benefit from the test material.

Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA will usually inspect the facilities where the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. If the FDA approves the NDA, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval. The testing and approval process require substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication, except in very limited circumstances, for seven years. The FDA granted orphan drug designation to CEQ508 for the treatment of FAP in December 2010. As of the date of this report, we have suspended development activities regarding CEQ508, as well as our other programs relating to RNA interference.

In addition, regardless of the type of approval, we and our partners are required to comply with a number of FDA requirements both before and after approval with respect to any products that we may develop, acquire or commercialize. For example, we and our partners are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for products. In addition, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

In addition to FDA regulations for the marketing of pharmaceutical products, there are various other state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

●	The federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;
●	The federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
●	The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;
●	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations;
●	The Patient Protection and Affordable Care Act (“ACA”), which among other things changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure; and
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. Currently none of our products are sold outside the United States.

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates. In the United States, government authorities and third-party payers are increasingly imposing additional requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.

In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved products. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement, and Pricing

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription, pharmacy drugs pursuant to federal regulations. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. In general, Part D prescription drug plan sponsors have flexibility regarding coverage of Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class, with certain exceptions. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products that we commercialize. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be discounted, thereby lowering the net price realized on our sales to pharmacies. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The United States is considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Affordable Care Act (the “ACA”), which became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; expansion of Medicaid benefits and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our product candidates once they are approved.

For example, members of Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual insurance coverage mandate included in ACA, effective January 1, 2019. Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare and Medicaid Services (CMS) has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Bipartisan Budget Act of 2018 among other things, amends the ACA effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge issued an order staying the judgment pending appeal in December 2018, and both the Trump Administration and CMS have stated the ruling will have no immediate impact, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

The costs of prescription pharmaceuticals in the U.S. recently has also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it is considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business.

Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from our products, including Prestalia, and may affect our overall financial condition and ability to commercialize our products.

Exclusivity and Approval of Competing Products Hatch-Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

The ANDA or 505(b)(2) NDA applicant is required to provide a certification to the FDA in the product application concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable, or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed patent or if the listed patent is a patented method of use for which approval is not being sought. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the ANDA applicant or other period determined by a court.

Hatch-Waxman Non-Patent Exclusivity

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Product Liability

We currently have product liability insurance that we believe is appropriate for our stage of development, including the marketing and sale of Prestalia. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Environmental Compliance

To the extent that we engage in research and development, which activities are not currently being actively pursued by us, such activities may involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements. At this time, we are not conducting any R&D activities that require compliance with federal, state or local laws.

Employees

As of April 8, 2019, we had 24 employees, of whom one is an officer of our company. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition to our employees, from time to time as circumstances have required, we have engaged, and anticipate that we will continue to engage, competent third-party consultants to supplement the existing employee resources of our company including with respect to our accounting and financial reporting functions.

Company Information

We are a reporting company and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. Our Internet address is http://www.adherathera.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 1A. RISK FACTORS

Investing in our securities has a high degree of risk. Before making an investment in our securities, you should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware or that we believe are not material at this time could also materially adversely affect our business, financial condition or results of operations. In any case, the value of our securities could decline, and you could lose all or part of your investment. See also the information contained under the heading “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Risks Relating To Our Financial Condition and Business Operations

Our current cash and other sources of liquidity are not sufficient to fund our intended operations beyond June 2019. If additional capital is not available, we may have to curtail or cease operations, or take other actions that could adversely impact our shareholders.

Our business does not generate the cash necessary to finance our operations. We incurred net operating losses of approximately $15.8 million and $6.1 million in the years ended December 31, 2018 and 2017, respectively. We will require significant additional capital to:

●	ramp up commercialization efforts with respect to our FDA-approved Prestalia product;

●	acquire and/or develop additional FDA-approved products, and commercialize such products;

●	fund research and development activities relating to our current and future product candidates;

●	obtain regulatory approval for our current and future product candidates;

●	pursue licensing opportunities for our technologies, products and product candidates to the extent that we move forward with such activities;

●	protect our intellectual property;

●	attract and retain highly-qualified personnel;

●	respond effectively to competitive pressures; and

●	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

●	the scope, duration and expenditures associated with and research, development and commercialization efforts that we may undertake;

●	continued scientific progress in our programs;

●	the outcome of potential partnering or licensing transactions, if any;

●	competing technological developments;

●	our proprietary patent position, if any, in our products; and

●	the regulatory approval process for our products.

We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to achieve our proposed business objectives. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for companies at our stage of development, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations. These actions would likely reduce the market price of our common stock.

We have no history of profitability and there is a potential for fluctuation in operating results.

We have experienced significant operating losses since inception. We currently have limited revenues from product sales, and although we are generating revenues from the sale of our Prestalia product, the amount of such revenues is uncertain. We expect that the continued operation of our business will cause us to continue to experience losses in the near term as we pursue our commercialization efforts with respect to Prestalia and continue our acquisition and development plans with respect to other products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements”, as well as the financial statements included herein.

We are engaged in the business of acquiring and commercializing therapeutic products. These activities, together with our sales, marketing, general and administrative expenses, as well as the significant research and development activities that we previously conducted, have resulted in operating losses in the past, and there can be no assurance that we can achieve profitability in the future. Our ability to achieve profitability depends on our ability to commercialize, acquire and develop approved pharmaceutical products, obtain necessary regulatory approvals, and manufacture, distribute, market and sell drug products. We cannot assure you of the success of any of these activities or predict if or when we will ever become profitable.

If we are unable to raise sufficient additional capital, we may seek to merge with or be acquired by another entity, or to sell our assets to another entity, and that transaction may adversely affect our business and the value of our securities.

If we are unable to raise sufficient additional capital to continue our business or to execute on our business plan, we may seek to merge or combine with, or otherwise be acquired by, another entity with a stronger cash position, complementary work force, or product portfolio or for other reasons. There are numerous risks associated with merging, combining or otherwise being acquired, whether in whole or in part. These risks include, among others, incorrectly assessing the quality of a prospective acquirer or merger-partner, encountering greater than anticipated costs in integrating businesses, facing resistance from employees and being unable to profitably deploy the assets of the new entity. The operations, financial condition, and prospects of the post-transaction entity depend in part on our and our acquirer/merger-partner’s ability to successfully integrate the operations related to our products, product candidates, business and technologies. We may be unable to integrate operations successfully or to achieve expected cost savings, and any cost savings that are realized may be offset by losses in revenues or other charges to operations. As a result, our stockholders may not realize the full value of their investment.

We are dependent on our key personnel, and if we are unable to retain such personnel, or to attract and retain other highly qualified personnel, then we may be unable to successfully develop our business.

Our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified personnel. We are dependent on our management, financial and sales personnel including Nancy R. Phelan, our Chief Executive Officer. Eric Teague, former Chief Financial Officer, has been retained to provide services in connection with the filing of this document. There can be no assurance that we will be able to retain the services of any of the foregoing persons, or of any of our other current and future personnel, regardless of whether or not we have entered into employment agreements with such persons.

If we are unable to attract or retain qualified personnel, or if we are unable to adequately replace such personnel if we lose their services for any reason, our business could be seriously harmed. In addition, if we have to replace any of these individuals, we may not be able to replace the knowledge that they have about our operations.

If we make strategic acquisitions of products, technologies or other businesses, we will incur a variety of costs and potential liabilities and might never realize the anticipated benefits.

We have limited experience in independently identifying acquisition candidates and integrating the operations of acquisition candidates with our company. If appropriate opportunities become available, and we have sufficient resources to do so, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business. To date, the most significant acquisition relevant to our current business strategy was our acquisition of assets relating to Prestalia and DyrctAxes from Symplmed in June and July 2017. If we pursue any transaction of that sort in the future, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business, and the product sales and distribution networks relating to such acquired assets, might result in operating difficulties, expenditures and potential liabilities, and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in, among other things, dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

In connection with the evaluation of our internal control over financial reporting as of December 31, 2018 that was undertaken by management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management determined that our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the performance of an audit of a public company that is commensurate with our financial reporting requirements constituted a material weakness as of December 31, 2018. To remediate the foregoing material weakness, we hired additional experienced accounting and other personnel to assist with filings and financial record keeping and took additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls. Despite these remedial measures undertaken during 2018, we were not be able to adequately address the weaknesses that we identified, and thus management determined that the weaknesses still existed as of December 31, 2018.

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

Our internal computer systems and those of our contractors, consultants and partners are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations and could result in a material disruption of our development programs and commercialization efforts. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates, if any, could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business operations could be delayed.

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

Risks Related to the Development and Regulatory Approval of Drug Products

The development of pharmaceutical products is uncertain and may never lead to marketable products.

The future success of our operations will depend on the successful development or acquisition by us of products for commercialization. The products that we may seek to acquire or develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. We may make significant expenditures acquiring or developing product candidates that have minimal, if any, commercial success. If we are unable to develop or acquire a sufficient number of successful drug products to finance our ongoing operations, we may be required to change the scope and direction of, or cease pursuing, our intended business operations.

If we or our partners are unable to acquire or develop, and commercialize products, our business will be adversely affected.

A key element of our business strategy is to develop or acquire, and thereafter commercialize, a portfolio of pharmaceutical products. Whether or not any product candidates are ultimately identified, research programs that we may develop to identify product candidates will require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield a successful commercial product for many reasons, including the following:

●	competitors may develop alternatives that render our product candidates obsolete;
●	a product candidate may not have a sustainable intellectual property position in major markets;
●	a product candidate may, after additional studies, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective;
●	a product candidate may not receive regulatory approval;
●	a product candidate may not be capable of production in commercial quantities at an acceptable cost, or at all; or
●	a product candidate may not be accepted by patients, the medical community or third-party payors.

To the extent that we undertake any R&D activities regarding our current or future development assets, clinical trials of such assets would be expensive and time-consuming, and the results of any of these trials would be uncertain.

Before obtaining regulatory approval for the sale of any product candidates that we may attempt to develop, we and our partners must conduct expensive and extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy of such product candidates. Pre-clinical and clinical testing is a long, expensive and uncertain process, and the historical failure rate for product candidates is high. The length of time generally varies substantially according to the type of drug, complexity of clinical trial design, regulatory compliance requirements, intended use of the drug candidate and rate of patient enrollment for the clinical trials.

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

Further, even if the results of pre-clinical studies or clinical trials are initially positive, it is possible that different results will be obtained in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early phase 1 or phase 2 clinical trials may not be repeated in larger phase 2 or phase 3 clinical trials. It is expected that all of the drug candidates that may be developed by us or our partners will be prone to the risks of failure inherent in drug development. The clinical trials of any or all of the drug candidates of us or our partners could be unsuccessful, which would prevent the commercialization of these drugs. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the drug sponsor. To the extent that we move forward with R&D activities for our current and future development assets, the failure to develop safe, commercially viable drugs approved by the FDA or another applicable regulatory body would impair our ability to generate product sales and sustain our operations. In addition, significant delays in pre-clinical studies and clinical trials will impede the regulatory approval process, the commercialization of drug candidates and the generation of revenue, as well as substantially increase development costs.

Any product candidates that we may develop may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of any product candidates that we may develop. Undesirable side effects caused by any of our product candidates could cause us or our partners to interrupt, delay or discontinue development of our product candidates, could result in a clinical hold on any clinical trial, or could result in the denial of regulatory approval of our product candidates by the FDA or foreign regulatory authorities. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including: (i) regulatory authorities may withdraw their approval of the product; (ii) we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product; (iii) the product may be rendered less competitive and sales may decrease; (iv) our reputation may suffer generally both among clinicians and patients; (v) regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in connection with approval, if any; or (vi) we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product candidates that we may develop or could substantially increase the costs and expenses of commercializing such product candidates, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Even if regulatory approvals are obtained for any of the products that we may develop or acquire, including our approved Prestalia product, such products will be subject to ongoing regulatory obligations and continued regulatory review. If we or a partner fail to comply with continuing U.S. and foreign regulations, the approvals to market drugs could be lost and our business would be materially adversely affected.

Following any initial FDA or foreign regulatory approval of any drugs we or a partner may develop, including Prestalia, such drugs will continue to be subject to extensive and ongoing regulatory review, including the review of adverse drug experiences and clinical results that are reported after such drugs are made available to patients. This would include results from any post marketing studies or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any drug candidates will also be subject to periodic review and inspection by regulatory authorities, including the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

We and our partners are subject to extensive U.S. and foreign government regulation regarding the development and commercialization of pharmaceutical products.

We, our present and future collaborators, and the drug products developed by us or in collaboration with partners are subject to extensive regulation by governmental authorities in the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters, fines and other civil penalties, unanticipated expenditures, delays in approving or refusal to approve a product, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.

Our products cannot be marketed in the U.S. without FDA approval or clearance, and they cannot be marketed in foreign countries without applicable regulatory approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the FDA or applicable foreign regulatory authority. There can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. If our products are not approved in a timely fashion, or are not approved at all, our business and financial condition may be adversely affected.

In addition, both before and after regulatory approval, we, our collaborators and our products are subject to numerous requirements by the FDA and foreign regulatory authorities covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. These requirements may change, and additional government regulations may be promulgated that could affect us, our collaborators or our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. There can be no assurance that neither we nor any of our partners will be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business and prospects.

We may use hazardous chemicals and biological materials in our business. Any disputes relating to improper use, handling, storage or disposal of these materials could be time-consuming and costly.

To the extent that we engage in any research and development activities, in which activities are not currently being actively pursued by us, such activities may involve the use of hazardous and biological, potentially infectious, materials. Such use would subject us to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials and specific waste products. We could be subject to damages, fines or penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could be substantial. The costs of complying with these current and future environmental laws and regulations may be significant.

To the extent that we engage in research and development activities, we may also be subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Risks Related to our Dependence on Third Parties

We are dependent upon Prestalia for our ability to generate revenue from the sale of products, and we are dependent upon Les Laboratoires Servier for our rights to Prestalia.

Our ability to generate revenue from the sale of drug products is currently entirely dependent upon sales of Prestalia. Prestalia is the only product to which we have rights that has been approved for sale. We do not anticipate that any of our other product candidates would be approved for sale in the near term, if at all, as currently we are not expending resources on the development of any other product candidates, though we may acquire rights to approved products as a result of our product acquisition efforts. Our rights to Prestalia derive from the license and commercialization agreement between our company and Les Laboratoires Servier. If such license and commercialization agreement were to be terminated or materially modified for any reason, or if our rights to Prestalia were to be reduced or eliminated for any reason other than the termination of the license and commercialization agreement, our revenues and business operations would be materially adversely affected, which would likely have a significant impact on the trading price of our common stock.

We may become dependent on our collaborative arrangements with third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we fail to initiate, negotiate or maintain successful collaborative arrangements.

We are, in part, dependent on partners to develop and commercialize products that we may seek to commercialize and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business. If we fail to secure or maintain successful collaborative arrangements, our development and commercialization activities will be delayed, reduced or terminated, and our revenues could be materially and adversely impacted.

The potential future milestone and royalty payments and cost reimbursements from certain of our collaboration agreements could provide an important source of financing for our business activities, thereby facilitating the development and commercialization of our products. These collaborative agreements might be terminated either by us or by our partners upon the satisfaction of certain notice requirements. Our partners may not be precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, of which there can be no assurance, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaborators fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if they terminate or materially modify their agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated.

An interruption in the supply of raw and bulk materials needed for the development and manufacture of our products could cause product development and/or sales to be slowed or stopped.

We and our partners may obtain supplies of critical raw and bulk materials used in research and development efforts, or in order to manufacture our approved products, from several suppliers, and long-term contracts may not be in place with any or all of these suppliers. There can be no assurance that sufficient quantities of product candidates or approved products could be manufactured if our suppliers are unable or unwilling to supply such materials. Any delay or disruption in the availability of raw or bulk materials could slow or stop research and development, or sales, of the relevant product.

We will rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such clinical trials.

If we move forward with any research and development activities with respect to our current and future development assets, for which we have no current plans, we anticipate that we will be dependent on contract research organizations, third-party vendors and investigators for performing or managing pre-clinical testing and clinical trials related to drug discovery and development efforts. These parties will not be employed by us or our partners, and neither we nor our partners will be able to control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay, and potentially materially adversely affect, the development and commercialization of our products. Moreover, these parties also may have relationships with other commercial entities, some of which may compete with us and our partners. If they assist our competitors, it could harm our competitive position.

If we or our partners lose our relationship with any one or more of these parties after development efforts are commenced, there could be a significant delay in both identifying another comparable provider and then contracting for its services. An alternative provider may not be available on reasonable terms, if at all. Even if we locate an alternative provider, is it likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any alternative provider will be subject to current Good Laboratory Practices (“cGLP”) and similar foreign standards and neither we nor our partners have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to these practices and standards, the development and commercialization of any products that we may seek to develop could be delayed.

We have limited manufacturing experience or resources, and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have no manufacturing experience, and thus depend on a limited number of third parties, who might not be able to deliver in a timely manner, on acceptable terms, or at all. There are a limited number of manufacturers that supply the materials needed for the development of our products and product candidates. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery requirements or provide adequate amounts of material to meet our needs. To fulfill our supply requirements, we may also need to secure alternative suppliers.

The manufacturing process for any of our products is subject to the FDA approval process, and we or our partners will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis. If we are unable to obtain or maintain contract manufacturing for these product candidates or approved products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources or enter into an agreement with a different third-party manufacturer, which we may not be able to do on acceptable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget, or to sell approved products in sufficient quantities. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidates or approved products that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

Risks Related to our Intellectual Property and Other Legal Matters

If we are unable to adequately protect our proprietary technology from legal challenges, infringement or alternative technologies, our competitive position may be hurt, and our operating results may be negatively impacted.

Our business is based upon the development, acquisition and commercialization of pharmaceutical products, and we rely on the issuance of patents, both in the U.S. and internationally, for protection against competitive technologies. Although we believe we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take several years from initial filing or may never occur.

Moreover, even the established patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its claim scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying us licensing fees or royalties, which could significantly diminish the value of these discoveries or technologies. As a result of such determinations, we may be enjoined from pursuing commercialization of products or may be required to obtain licenses, if available, to the third-party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns.

Furthermore, it is possible that others will infringe or otherwise circumvent our issued patents and that we will be unable to fund the cost of litigation against them or that we would elect not to pursue litigation. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts. We also cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may also exist third party patents or patent applications relevant to our products that may block or compete with the technologies covered by our patent applications and third parties may independently develop IP similar to our patented IP, which could result in, among other things, interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention.

In addition, we may not be able to protect our established and pending patent positions from competitive technologies, which may provide more effective therapeutic benefit to patients and which may therefore make our products, technology and proprietary position obsolete.

We also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we have typically required our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, like many companies in our industry, we may from time to time hire personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we have typically required our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

If we are unable to adequately protect our proprietary intellectual property from legal challenges, infringement or alternative technologies, we will not be able to compete effectively in the pharmaceutical industry.

Because intellectual property rights are of limited duration, expiration of intellectual property rights and licenses will negatively impact our operating results.

Intellectual property rights, such as patents and license agreements based on those patents, generally are of limited duration. Therefore, the expiration or other loss of rights associated with IP and IP licenses, including those covering Prestalia, can negatively impact our business, and the future sales of our products.

Our patent applications may be inadequate in terms of priority, scope or commercial value.

We apply for patents covering our discoveries and technologies as we deem appropriate and as our resources permit. However, we or our partners or licensors may fail to apply for patents on important discoveries or technologies in a timely fashion or at all. Also, our pending patent applications may not result in the issuance of any patents. These applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries, technologies, or products we may want to commercialize. In addition, because patent applications are maintained in secrecy for approximately 18 months after filing, other parties may have filed patent applications relating to inventions before our applications covering the same or similar inventions. In addition, foreign patent applications are often published initially in local languages, and until an English language translation is available it can be impossible to determine the significance of a third-party invention. Any patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside patents issued to us, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

Although we have acquired and in-licensed a number of issued patents, the discoveries, technologies or products covered by these patents may have limited therapeutic or commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates or approved products. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope.

We have depended on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop or commercialize new or existing products would be harmed.

We have depended on licenses from third parties for certain of our technologies, products and product candidates. If our license with respect to any of these technologies or products is terminated for any reason, the development and/or commercialization of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar products or technology (which licenses may not be available on commercially acceptable terms or at all) or develop new non-infringing products or technology. If our existing license is terminated, the development and/or commercialization of the products contemplated by the licenses could be delayed or terminated and we may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on our business.

We may be required to defend lawsuits or pay damages for product liability claims.

Our business exposes us to potential product liability risks that are inherent in the development and marketing of pharmaceutical products. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Product liability claims could result in an FDA investigation of the safety and effectiveness of our products, the manufacturing processes and facilities with respect to our products, and our marketing programs, and potentially a recall of our products or more serious enforcement action, or suspension or withdrawal of approvals. Any product liability claims, regardless of their merits, could be costly, divert management’s attention, delay or prevent completion of our development and commercialization programs, and adversely affect our reputation, the demand for our products and our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development, including the marketing and sale of Prestalia. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

However, there can be no assurance that the paragraph IV challenge will be resolved without litigation or resolved on the terms currently proposed. There also cannot be any assurance that our plans to commercialize Prestalia (or any of the products that we may license from our partners or that we may develop internally) and expand our product offerings and the revenue generated therefrom so as to lessen our reliance on sales of Prestalia will be achieved. Any failure of our expectations regarding the resolution of the paragraph IV challenge and the expansion of our commercial activities (and the revenues to be derived therefrom) could have a material adverse effect on us, our prospects and our results of operations.

Risks Related to our Industry

If we or any of our partners, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare laws and regulations, or legal obligations related to privacy, data protection and information security, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell our products and may harm our reputation.

We are or may in the future be subject to federal, state and foreign healthcare laws and regulations pertaining to, among other things, fraud and abuse and patients’ rights, in addition to legal obligations related to privacy, data protection and information security. These laws and regulations include:

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

If we fail to comply with applicable laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell Prestalia, or any other future products, successfully and could harm our reputation and lead to reduced acceptance of our products by the market.

Moreover, the laws and regulations applicable to our industry are subject to change, and while we currently may be compliant, that could change due to changes in interpretation, prevailing industry standards of the legal structure.

Any drugs that we are currently commercializing, or that we may commercialize in the future, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could have a material adverse effect on our business and financial results.

Our ability to commercialize any products successfully, including Prestalia, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products.

It is possible that our current approved product and any other future products that we bring to the market may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell such products on a competitive basis, or at a price that allows us to be profitable. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the coverage provided for any products we develop or commercialize is inadequate in light of our development, sales and other costs, our return on investment could be adversely affected.

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

Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for Prestalia as well as for new drugs that we develop, for which we obtain regulatory approval and/or that we seek to commercialize could have a material adverse effect on our operating results, our ability to raise capital and our financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical companies. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. A number of other legislative and regulatory changes in the healthcare system in the United States have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation subsequently enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. Future developments could, directly or indirectly, affect our ability to sell our products at a favorable price.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (ACA), contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

●	mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans;

●	the 340B Drug Pricing Program under the Public Health Services Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

●	expansion of eligibility criteria for Medicaid programs;

●	expansion of entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

●	pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. We do not expect this annual assessment to have a material impact on our financial condition.

The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, without limitation, the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. This legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.

Members of Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the individual insurance coverage mandate included in ACA, effective January 1, 2019. Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare and Medicaid Services (CMS) has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Bipartisan Budget Act of 2018 among other things, amends the ACA effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge issued an order staying the judgment pending appeal in December 2018, and both the Trump Administration and CMS have stated the ruling will have no immediate impact, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

The costs of prescription pharmaceuticals in the U.S. recently has also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it is considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business.

Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs and commercialization platforms, and existing and new treatment methods and technologies, we may be unable to commercialize successfully any drugs that we develop or acquire.

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of drugs or treatments for the same diseases and conditions that we are targeting or expect to target, and they may be developing patient adherence platforms that are substantially similar to our Total Care platform. Many of our competitors have:

●	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture, acquisition and commercialization of products;

●	more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;

●	additional products that have been approved or are in late stages of development; and

●	collaborative arrangements in our target markets with leading companies and research institutions.

Our products or adherence platforms may face intense competition from drugs or treatments that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop or commercialize drugs or treatments, or from new drugs or technologies that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we and our partners may try to develop or commercialize drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we and our partners develop or commercialize.

We anticipate that we and our partners will face competition based on many different factors regarding products or platforms that we develop or commercialize, including:

●	safety and effectiveness of such products;

●	ease with which such products or platforms can be administered or utilized, and the extent to which patients accept such products or platforms;

●	timing and scope of regulatory approvals for these products;

●	availability and cost of manufacturing, marketing and sales capabilities;

●	price;

●	reimbursement coverage; and

●	patent position.

Our competitors may develop or commercialize products or treatments with significant advantages over any products we develop or commercialize based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products or treatments may make any products we develop or commercialize obsolete or noncompetitive before we can recover the expenses of developing, acquiring and/or commercializing our products. Such competitors could also recruit our future employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices, technologies or other treatment methods for the conditions we are targeting could make our products or adherence platforms noncompetitive, obsolete or uneconomical.

Risks Related to our Common Stock

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our general financial condition and ability to maintain sufficient capital to continue operations;

●	our ability to enter into and maintain collaborative arrangements with third parties;

●	our ability to meet the performance estimates of securities analysts;

●	changes in buy/sell recommendations by securities analysts;

●	negative results from clinical and pre-clinical trials;

●	fluctuations in our periodic operating results;

●	reverse splits or increases in authorized shares;

●	substantial sales of our equity securities;

●	general stock market conditions; or

●	other economic or external factors.

The stock markets in general, and the markets for the securities of companies of our size and in our industry in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

A former director and executive officer controls a large percentage of the outstanding shares of our common stock (without giving effect to the conversion of voting preferred stock), and thus can influence our corporate actions.

As of the date of this report, Dr. Vuong Trieu, a former director and executive officer of our company, directly or indirectly beneficially owns approximately 59.7% of the issued and outstanding shares of our common stock (without giving effect to the conversion of any shares of our preferred stock other than such shares of preferred stock as may be directly or indirectly owned by Dr. Trieu), which percentage would be reduced to approximately 13.8% after giving effect to the as-converted voting rights of the holders of our outstanding preferred stock (but without giving effect to the exercise of any presently exercisable options or warrants directly or indirectly held by Dr. Trieu). Accordingly, and subject to the voting rights of our outstanding classes of preferred stock, Dr. Trieu individually can influence many, if not most, of our corporate actions.

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

Our common stock is quoted on the OTCQB, which may limit the ability of our stockholders to sell their securities and may cause volatility in the price of our common stock.

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

Various restrictions in our charter documents and Delaware law could prevent or delay a change in control of our company that is not supported by our board of directors.

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

We have never paid dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends. Notwithstanding the foregoing, we are required to pay and/or accrue dividends on our Series E and Series F convertible preferred stock.

A significant number of shares of our common stock are subject to options, warrants and conversion rights. The issuance of these shares, which in some cases may occur on a cashless basis, will dilute the interests of other security holders and may depress the price of our common stock.

At December 31, 2018, there were outstanding warrants to purchase up to approximately 36.3 million shares common stock. If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At December 31, 2018, there were also outstanding 100 shares of Series C Preferred Stock, which shares are convertible into 66,666 shares of common stock at an assumed conversion price of $7.50 per share of common stock, 40 shares of Series D Stock, which shares are convertible into 50,000 shares of common stock at an assumed conversion price of $4.00 per share of common stock, 3,488 shares of Series E Stock, which shares are convertible into approximately 35 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares) and 381 shares of Series F Stock, which shares are convertible into approximately 3.8 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares). In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

There are outstanding a significant number of shares available for future sales under Rule 144.

Many shares of our common stock (including shares issuable upon conversion of outstanding shares of preferred stock or upon exercise of outstanding warrants) may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Any sales of such shares of our common stock under Rule 144 could have a depressive effect on the market price of our common stock. In general, under Rule 144, a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. At December 31, 2018, 1,880 shares of preferred stock were available for designation and issuance. Our Board is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock in the immediate future, there can be no assurance that we will not do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We have entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we lease our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on October 1, 2018. Our base monthly rent for such space is currently $6,457.92, which amount will increase to $7,057 for the final month of the term. Other than the lease for our corporate headquarters, we do not own or lease any real property or facilities that are material to our current business operations. As we expand our business operations, we may seek to lease additional facilities of our own in order to support our operational and administrative needs under our current operating plan. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities could have a material adverse effect on our future plans and operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB under the symbol “ATRX”. On April 8, 2019, the closing price of our common stock reported by the OTC Markets was $0.37 per share.

Holders of record

As of April 8, 2019, there were approximately 50 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2018(1)	500,000	$0.50	-0-	-0-

On October 1, 2018, pursuant to an Omnibus Settlement Agreement that we entered into on such date with Vuong Trieu, Ph.D., a former director and executive officer of our company, and certain of his affiliates, we purchased from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock in consideration of an aggregate purchase price of $250,000.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report for the information called for by this item

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two year period ended December 31, 2018 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2018 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview

Nature of Business

Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”) is an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases. We are focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

Our mission is to provide effective and patient centric treatment for hypertension and resistant hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of our TCS system is DyrctAxess, our patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia. Prestalia was developed in coordination with Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform which, as noted above, we acquired in 2017.

We have discontinued all significant clinical development and are evaluating disposition options for all of our development assets, including: (i) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103; (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer; (iv) CEQ608 and CEQ609, an oral delivery of IL-6Ra tkRNAi against irritable bowel disease (IBD) gene targets, which could significantly reduce colon length and abolish the IL-6Rα message in proximal ileum; (v) Claudin-2 strains which (CEQ631 and CEQ632) significantly reduce Claudin-2 mRNA expression and protein levels in the colon as well as attenuation of the disease phenotype and enhance survival; (vi) MIP3a therapeutic strains CEQ631 and CEQ632 which also resulted in a significant reduction in sum pathology scores and reduction in MIP3a mRNA expression. We plan to license or divest these development assets since they no longer align with our focus on the treatment of hypertension.

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a focus on developing our technology and TCS. We intend to create value through the continued commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

Background

On November 15, 2016, Adhera entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation, IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and Vuong Trieu, Ph.D. as the IThena representative (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly-owned subsidiary of Adhera (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Adhera common stock immediately following the completion of the Merger.

Adhera was incorporated under the laws of the State of Delaware under the name Nastech Pharmaceutical Company on September 23, 1983, and IThena was incorporated under the laws of the State of Delaware on September 3, 2014. IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena will be treated as the historical financial statements of our company and will be reflected in our quarterly and annual reports for periods ending after the effective time of the Merger. Accordingly, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we started to report the results of IThena and Adhera and their respective subsidiaries on a consolidated basis.

Prior to the Merger, Adhera’s pipeline consisted of oligonucleotide-based therapeutics. That pipeline included CEQ508, a product in clinical development for the treatment of FAP, for which Adhera received both Orphan Drug Designation and Fast Track Designation from the FDA, as well as preclinical programs for the treatment of type 1 myotonic dystrophy and Duchenne muscular dystrophy. The IThena pipeline of celecoxib FDCs is now incorporated into the combined company.

As noted above, given our current business focus, we plan to divest many of the pre-Merger assets of Adhera and IThena as soon as reasonably practicable. In conjunction with that strategy, in September 2017 we divested our SMARTICLES asset as it is no longer a strategic fit, as described under “Partnering and Licensing Agreements - Novosom” below.

Subsequent to the Merger, we executed on our strategy to become a commercial stage pharmaceutical company by acquiring Prestalia from Symplmed in June 2017. Prestalia is an FDA-approved and marketed anti-hypertensive drug. Prestalia is an FDC of perindopril arginine, which is an ACE inhibitor, and amlodipine besylate, which is a calcium-channel blocker (CCB) and is indicated as a first line therapy for hypertension control.

The acquisition of Prestalia transitioned our company from a clinical stage company to a commercial organization. Prestalia was approved by the FDA in January 2015 and has been marketed in select U.S. states since then by Symplmed. Prestalia sales saw a solid growth through September of 2016, via new patient acquisition and strong patient retention. Due to funding circumstances experienced by Symplmed, further sales promotion of Prestalia was ceased by the end of 2016, and in June 2017 we acquired the Prestalia assets from Symplmed. Our current focus is dedicated to the promotion and commercialization of Prestalia.

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a focus on developing our technology and TCS. We intend to create value through the continued commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

During the year ended December 31, 2018, we received proceeds of approximately $12.2 million from the sale of our newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”), net of fees and expenses. Further, in July 2018, we raised an additional $1.4 million net proceeds from the private placement of our Series F Convertible Preferred Stock (the “Series F Preferred Stock”). Additionally, on November 9, 2018, we sold 73 shares of our Series F Preferred for total net proceeds of approximately $0.31 million. We will require additional funds to implement the growth strategy for our business. We have, in the past, raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced or scale down or perhaps even cease our operations.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net Sales

Net sales were $76,186 for the year ended December 31, 2018, and represent revenues from the sale of Prestalia, net of discounts. We had no sales during the year ended December 31, 2017. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Cost of Sales

Cost of sales was $458,708 for the year-ended December 31, 2018. This reflects approximately $334,708 in costs related to Prestalia product sales and approximately $124,000 from write-down of expired raw material inventory. We had no sales or cost of sales during the year ended December 31, 2017.

Operating Expenses

Operating expenses were $15.4 million for the year ended December 31, 2018, an increase of $9.3 million compare to the same period in 2017. The following table summarizes our operating expenses for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017

Sales, marketing and commercial operations	$3,635,904	$-
Research and development	240,982	907,493
General and administrative expenses	6,029,318	4,732,221
Amortization	330,396	450,903
Goodwill and intangible assets impairment	5,175,716	-
Total operating expenses	$15,412,316	$6,090,617

Sales, marketing and commercial operations

Sales, marketing and commercial operating expenses increased by approximately $3.6 million, primarily due to launch activities related to the launch of Prestalia and related activities.

Research and Development

Research and development (“R&D”) expense decreased by approximately $0.7 million, as compared to the year ended December 31, 2017 due to transition of our Company’s primary focus transitioning from R&D activities to sales, marketing and commercial operations activities, effective April 2018.

General and Administrative

General and administrative expenses increased by approximately $1.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a charge of approximately $1.5 million related to share-based compensation and an increase in payroll expenses.

Amortization Expense

Amortization expenses decreased due to amortization of intangible assets acquired in the November 15, 2016 merger and the asset purchased on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of approximately $3.1 million (reduced by the impairment loss of $1,457,848 described below).

Goodwill and intangible assets impairment

During the year-ended December 31, 2018, we determined that goodwill was impaired and, as a result, a loss on impairment of $3,502,831 was recognized. The impairment determination was primarily a result of the decision to divest of assets that no longer align with our strategic objectives. There was no such loss on impairment for the year ended December 31, 2017.

On September 30, 2018, we determined that the intangible asset from the Merger was impaired and as a result, a loss on impairment of $1,291,200 was recognized for the year ended December 31, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the year ended December 31, 2017.

On December 31, 2018, we determined that a portion of the remaining intangible asset balance was impaired, resulting in an additional loss on impairment of $381,685, and a total impairment of approximately $1,672,885 for the year ended December 31, 2018.

Other Expenses

The following table summarizes other expenses for the year December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Interest expense	$36,729	$78,890
Loss on settlement	810,219	-
Amortization of debt discount	113,171	49,041
Total other expense, net	$960,119	$127,931

Total net other expense for the year ended December 31, 2018 increased approximately $0.8 million compared to the year ended December 31, 2017. The increase is primarily attributable to the loss on settlement of debt incurred of approximately $0.8 million during the year ended December 31, 2018, primarily due to a non-cash loss of approximately $0.8 million related to warrants issued to Autotelic, Inc. to satisfy outstanding liabilities where the fair value of the warrants exceeded the value of liabilities settled as part of the Series E Preferred Stock private placement. Additionally, there was an increase in interest expense of approximately $0.04 million from new notes and lines of credit taken in 2017. Such debt and accrued interest thereon were settled as part of the Series E Preferred Stock private placement. Amortization of debt discount increased approximately $0.06 million, primarily from notes payable that were repaid during the year ended December 31, 2018.

Liquidity & Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
Current assets	$4,677,179	$124,943
Current liabilities	(2,214,126)	(5,735,503)
Working capital (deficiency)	$2,463,053	$(5,610,560)

Working capital as of December 31, 2018 was approximately $2.5 million as compared to negative working capital of approximately $5.6 million as of December 31, 2017. As of December 31, 2018, current assets were approximately $4.7 million, primarily attributable to an increase in cash of approximately $3.9 million primarily due to the issuance of Series E and F Preferred stock. As of December 31, 2017, current assets were approximately $0.1 million primarily attributable to cash of approximately $0.1 million.

As of December 31, 2018, current liabilities were approximately $2.2 million, comprised of accounts payable of approximately $0.3 million and accrued expenses of approximately $1.9 million. Comparatively, as of December 31, 2017, current liabilities were $5.7 million, primarily consisting of approximately $1.0 million of accounts payable, accrued expenses of approximately $1.5 million and notes payable of approximately $1.9 million. Current liabilities decreased by approximately $3.0 million, which was primarily attributable to the settlement of notes payable and other liabilities of approximately $3.4 million by converting such debt and liabilities into the initial round of financing under the Series E Convertible Preferred Stock private placement in April of 2018 and paying accrued fees payable of approximately $0.3 million.

Cash Flows and Liquidity

The following table summarizes cash flows for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017

Net cash used in operating activities	$(9,611,433)	$(1,260,685)
Net cash used in investing activities	(74,364)	(375,000)
Net cash provided by financing activities	13,497,709	1,636,716
Increase in cash	$3,811,912	$1,031

Net cash used in Operating Activities

Net cash used in operating activities was approximately $9.6 million during the year ended December 31, 2018. This was primarily due to the net loss of approximately $17.0 million, partially offset by goodwill and intangible asset impairment of approximately $5.2 million and non-cash loss on settlement of approximately $0.9 million.

Comparatively, net cash used in operating activities was approximately $1.2 million during the year ended December 31, 2017. This was primarily due to the net loss of approximately $6.2 million offset by non-cash charges of approximately $2.3 million and change in working capital of approximately $2.79 million. The non-cash charges were comprised of approximately $0.4 million of share-based compensation, $1.4 million of services paid in company stock, and amortization of intangibles of approximately $0.5 million.

Net cash used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 was due to purchase of furniture of approximately $74 thousand as compared to $0.3 million to purchase intangible assets during the year ended December 31, 2017.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $13.5 million during the year ended December 31, 2018 was primarily due to the approximately $12.2 million received from the sale of our Series E Preferred Stock, net of fees, and approximately $1.6 million received from the sales of our Series F Preferred Stock, net of fees, offset partially by approximately $0.1 million for repayment of a debt, and approximately $0.3 million paid for repurchase of our common shares. Correspondingly, during the year ended December 31, 2017, net cash provided by financing activities was approximately $1.6 million. This was primarily attributable to proceeds of approximately $0.25 million from the sale of common stock, approximately $1.5 million from borrowings on third party and related party notes payable, and approximately $0.2 million from the exercise of common stock warrants.

We will need to raise additional operating capital in calendar year 2019 in order to maintain our operations and realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, we had a significant accumulated deficit of approximately $26 million and working capital of approximately $2.5 million. For the year-ended December 31, 2018, we had a loss from operations of approximately $15.8 million and negative cash flows from operations of approximately $9.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the out-licensing or sale of our licensed assets, the sale of our products, and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April and May 2018, we raised approximately $12.2 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock and warrants to purchase shares of our common stock. Further, in July and November 2018, we raised an additional $1.7 million net proceeds from the private placement of our Series F Convertible Preferred Stock. For our assessment as of December 31, 2018, we have considered the amount raised and we will continue to reassess our ability to continue as a going concern. We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2018.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the year ended December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with a small number of staff:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the year ended December 31, 2018, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. Our Company and all subsidiaries use a well-regarded accounting software which restricts personnel access and standardizes daily accounting procedures on journal entries. The software includes built-in controls and documentation to facilitate accounting review of the books and records. Our Audit Committee continues to exercise oversight responsibilities related to financial reporting and internal control, and we have commenced a search to replace our Chief Financial Officer, who recently resigned. We have hired an external consultant with GAAP expertise to assist in the preparation of financial reporting under management oversight.

The aforementioned measures taken are expected to lead to an improvement in the timely preparation of financial reports and to strengthen our segregation of duties at the Company. We are committed to maintaining a strong internal control environment, and we believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

As of April 8, 2019, the number of members of our Board of Directors is fixed at six (6). The members of our Board of Directors as of such date are as follows:

Name	Age	Position	Director Since
Uli Hacksell, Ph.D.	68	Chairman of the Board	July 2018
Nancy R.Phelan	50	Chief Executive Officer, Secretary and a director	October 2018
Isaac Blech (2)(3)	69	Director	November 2017
Tim Boris (1)(2)(3)	50	Director	April 2018
Erik Emerson	48	Director	April 2018
Donald A. Williams (1)(2)(3)	60	Director	September 2014

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Nominating and Corporate Governance Committee.

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Uli Hacksell, Ph.D. – Dr. Hacksell has served as a director of our company, and as the Chairman of our Board of Directors, since July 1, 2018. Dr. Hacksell has served as Chairman of the Board of Directors of Cerecor Inc. since May 2015 and as President and Chief Executive Officer of Cerecor Inc. from January 2016 to August 2017. From September 2000 to March 2015, Dr. Hacksell served as the Chief Executive Officer and as a director of ACADIA Pharmaceuticals Inc. From February 1999 to September 2000, he served as the Executive Vice President of Drug Discovery of ACADIA. Previously, Dr. Hacksell held various senior executive positions at Astra AB, a pharmaceutical company, including Vice President of Drug Discovery and Technology, and President of Astra Draco AB, one of Astra’s largest research and development subsidiaries. He also served as Vice President of CNS Preclinical R&D at Astra Arcus, another Astra subsidiary. Earlier in his career, Dr. Hacksell held the positions of Professor of Organic Chemistry and Department Chairman at Uppsala University in Sweden and served as Chairman and Vice Chairman of the European Federation of Medicinal Chemistry. Dr. Hacksell received his Master of Pharmacy and a Ph.D. in Medicinal Chemistry from Uppsala University. Our Board of Directors believes that Dr. Hacksell brings to the board substantial leadership skills and scientific background that are helpful in its discussions for determining the company’s growth strategy and business plans.

Nancy R. Phelan – Ms. Phelan has served as our Chief Executive Officer and Secretary since April 4, 2019, and as a director of our company since October 2018. Ms. Phelan is an accomplished senior executive and thought leader with over 20 years’ success in the healthcare and biotech industries. She is a passionate and compassionate leader of high performing teams with deep expertise in designing effective customer marketing strategies and building commercial capabilities that drive performance. From July 2017 until September 2018, Ms. Phelan served as Senior Vice President, Commercial Growth at Outcome Health, where her responsibilities included driving innovation and commercial growth for the world’s largest platform for actionable health intelligence. Ms. Phelan has also served since January 2018 as an Executive Advisor before transitioning to Chief Business Officer in October 2018 until April, 2019 for Innate Biologics, (a pioneer in targeting, preventing and treating inflammation), and remains an Executive Advisor; since April, 2018 as an Independent Board Member for FemmePharma Consumer Healthcare, since August, 2018 as an Advisory Board Member for Eved, (a technology platform for B2B payment and meetings and events Transparency), since May, 2018 as a member of the Pharma Digital Health Roundtable Steering Committee, since March 2019 as a member of the Board of Managers of HATCH@Takeda, and from September 2018 until March 2019 as a member of the Commercial Advisory Board of The Medicines Company. From September 2011 until December 2016, Ms. Phelan held roles of increasing responsibility for Bristol-Myers Squibb Company (“BMS”), including Vice President, U.S. Customer Strategy and Operations and Head, Worldwide Commercial Operations. Prior to her time at BMS, from October 2004 until September 2011, Ms. Phelan held leadership roles in global and U.S. marketing at Wyeth, which was acquired by Pfizer Inc. in 2009, including Executive Director in Commercial Development, and established a best in class customer and digital marketing organization. Ms. Phelan received a BA with Honors from Franklin & Marshall College and completed coursework in Villanova University’s MBA program.

Isaac Blech – Mr. Blech became a director of our company on November 22, 2017. Mr. Blech currently serves as a member of the Board of Directors of each of Contrafect Corporation, a biotech company specializing in novel methods to treat infectious disease, and SpendSmart Networks, Inc., a national full-service mobile and loyalty marketing agency. Mr. Blech also serves on the Boards of Directors of each of Edge Therapeutics, Inc., a CNS company developing new treatments for conditions such as brain trauma, Aridis Pharmaceuticals, Inc. and X4 Pharmaceuticals. Previously, Mr. Blech served on the Board of Directors of Aevi Genomics Medicine from 2011 to 2017, of InspireMD, Inc. from 2016 to 2017, of root9B Holdings, Inc. from 2011 to 2017, of Cerecor, Inc. from 2011 to 2019, and of Diffusion Pharmaceuticals, Inc from 2016 to 2018. Mr. Blech was a founder of some of the world’s leading biotechnology companies, such as Celgene Corporation, ICOS Corporation, Pathogenesis Corporation, Nova Pharmaceutical Corporation and Genetic Systems Corporation. These companies are responsible for major advances in oncology, infectious disease and cystic fibrosis. Mr. Blech received a B.A. from Baruch College. We believe that Mr. Blech’s experience as a director of numerous public biotechnology companies gives him the qualifications, skills and financial expertise to serve on our Board.

Tim Boris – Mr. Boris has served as a director of our company since April 2018. Mr. Boris is an experienced General Counsel and business executive who has served on or been legal advisor to executive and leadership teams in multiple industries. Mr. Boris currently serves as General Counsel for Elucida Oncology, Inc. (a private biotech company focused on cancer diagnostics and treatment via a proprietary nanoparticle platform) and also serves on its Board of Directors. He previously served as the President of SpendSmart Networks, Inc. from April 19, 2016 until March 2017, and he also served as the General Counsel and Secretary of SpendSmart Networks, Inc. from January 20, 2015 and February 21, 2015, respectively, until March 2017. Mr. Boris previously served as Vice President of Legal Affairs and General Counsel for Restorgenex Corporation (currently Diffusion Pharmaceuticals) from August 2011 until January 19, 2015. He received a Bachelor’s of Business Administration from the University of Michigan, Ross School of Business and a juris doctorate from the University of San Diego School of Law.

Erik Emerson – Mr. Emerson has served as a director of our company since April 2018, and he served as the Chief Commercial Officer of our company from June 2017 until January 2019. Mr. Emerson has served as the Chief Executive Officer and President of Symplmed Pharmaceuticals since he founded that company in 2013. During his time at Symplmed Pharmaceuticals, Mr. Emerson led that company to the submission, approval and commercial launch of Prestalia, and to the eventual sale of such assets to our company in June 2017. He also spearheaded the development and launch of Symplmed’s DyrctAxess technology, a patented software designed to manage prescription fulfillment and patient monitoring. DyrctAxess has demonstrated a significant impact on patient conversion to treatment, long-term compliance and overall patient retention. Prior to founding Symplmed, Mr. Emerson served as the head of Commercial Development at XOMA from 2010 to 2013, and as Director of Marketing at Gilead Sciences from 2007 to 2010. Mr. Emerson began his career at King Pharmaceuticals in sales, sales training and marketing. Mr. Emerson graduated from the University of Oregon with a Bachelor of Arts in Political Science with a specialization in Administration and Organization.

Donald A. Williams – Mr. Williams has served as a director of our company since September 2014. Mr. Williams is a 35-year veteran of the public accounting industry, retiring in 2014. Mr. Williams spent 18 years as an Ernst & Young (EY) Partner and then seven years as a partner with Grant Thornton (GT). Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During the last seven years at GT, he served as the National Leader of GT’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both EY and GT on multiple initial public offerings; secondary offerings; private and public debt financings; as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the board of directors and is past president and chairman of the San Diego Venture Group and has served on the board of directors of various charitable organizations in the communities in which he has lived. Beginning in 2015, Mr. Williams has served as a director of Alphatec Holdings, Inc. (and its wholly-owned operating subsidiary, Alphatec Spine, Inc.). Beginning in 2016, Mr. Williams has served as a director of Akari Therapeutics PLC, and beginning in March 2017 Mr. Williams has served as a director (and currently also as the Chair of the Remuneration Committee) of ImpediMed Limited. Mr. Williams served as a director of Proove Biosciences, Inc., a private company, from January 2015 until May 2017. Mr. Williams is a graduate of Southern Illinois University with a B.S. degree.

Executive Officers of Our Company

Biographical information concerning our Chief Executive Officer, who also serves as a member of our Board of Directors, is set forth above. As of the date of this report, we do not have any executive officers other than our CEO.

Directors’ Qualifications

In selecting a particular candidate to serve on our Board of Directors, we consider the needs of our company based on particular experiences, qualifications, attributes and skills that we believe would be advantageous for our Board members to have and would qualify such candidate to serve on our Board given our business profile and the environment in which we operate. The table below sets forth such experiences, qualifications, attributes and skills, and identifies the ones that each director and director nominee possess.

Attributes	Mr. Blech	Mr. Boris	Mr. Emerson	Dr. Hacksell	Mr. Williams	Ms. Phelan
Financial Experience	X	X			X
Public Board Experience	X	X		X	X
Industry Experience	X		X	X	X	X
Scientific Experience				X
Commercial Experience			X	X	X	X
Corporate Governance Experience	X	X	X	X	X	X
Capital Markets Experience	X	X			X
Management Experience	X	X	X	X	X	X

Arrangements Regarding Director Nominations

Messrs. Emerson and Boris were initially identified to serve as a member of our Board by the holders of a majority of the shares of our Series E Preferred Stock sold in our private placement on April 16, 2018 pursuant to the director designation right provided in the subscription agreements that we entered into with the purchasers of our securities in connection with such private placement.

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

Audit Committee

Our Audit Committee consists of Mr. Williams (chair) and Mr. Boris. Ms. Phelan previously served on our Audit Committee until her appointment as our Chief Executive Officer. The Audit Committee authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers, and the members of our Board of Directors. The Code of Business Conduct and Ethics is available on our corporate website at www.adherathera.com. You can access the Code of Business Conduct and Ethics on our website by first clicking “About Adhera Therapeutics” and then “Corporate Governance.” Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2018, the Reporting Persons met all applicable Section 16(a) filing requirements, other than that: (A) the Form 3 that was to be filed by Nancy R. Phelan regarding her appointment as a member of our Board of Directors on October 1, 2018 was filed on October 24, 2018; and (B) the Form 4 that was to be filed by Vuong Trieu, a former director and executive officer of our company, regarding the repurchase by our company of 500,000 shares of our common stock from Dr. Trieu on October 1, 2018 pursuant to the Omnibus Settlement Agreement that we entered into with Dr. Trieu and certain of his affiliates was filed on October 4, 2018.

ITEM 11. Executive Compensation.

The following table sets forth information regarding compensation earned during 2018 and 2017 by our principal executive officers and our other most highly compensated executive officers as of the end of the 2018 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)

Robert C. Moscato, Jr.,	2018	190,673	6,923	—		219,271	(3)	18,682	435,549
former CEO and Secretary (2)

Eric Teague,	2018	77,188	—	—		65,707	(5)	6,885	149,780
former CFO (4)

Vuong Trieu,	2018	31,846	—	—		4,136	(8)	299,375	335,357
former Executive Chairman and Interim CEO (6)(7)	2017	—	—	—		11,249	(8)	147,769	159,018

Joseph W. Ramelli,	2018	40,000	—	—		68,824	(10)	85,194	194,018
former CEO(9)	2017	107,157	—	14,000	(10)	11,249	(10)	5,933	138,339

Erik Emerson,	2018	106,250	—	—		164,453	(13)	26,944	297,647
Director & former CCO(11)	2017	—	—	228,000	(12)	—		1,710	229,710

(1)

Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Note 9 to our consolidated financial statements included in this report.

(2)

Mr. Moscato was appointed to serve as our Chief Executive Officer on June 18, 2018, and he was appointed to serve as our Secretary on October 23, 2018. Mr. Moscato resigned as an officer and as a director of our company effective April 4, 2019. Benefits paid to Mr. Moscato include health insurance benefits and fees for membership in a professional development organization, which are reflected in the column “All Other Compensation” in the table above. In June 2018, we made a payment to Mr. Moscato in the amount of $6,923 as a special bonus in consideration for services provided to our company prior to the commencement of his employment term.

(3)

On July 10, 2018, we granted to Mr. Moscato options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.66 per share. Due to the fact that we have determined that the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus (each as defined in the Moscato Agreement (as defined below)) have not been satisfied, options to purchase up to an aggregate of 500,000 shares of our common stock have not vested and have been forfeited to the company. Further, in connection with Mr. Moscato’s separation from our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and unvested options to purchase up to an aggregate of 500,000 shares of our common stock that would have vested on July 10, 2020 and July 10, 2021, respectively, were forfeited and cancelled by us.

(4)

Mr. Teague was appointed to serve as our Chief Financial Officer on September 24, 2018, and he resigned as our Chief Financial Officer effective March 22, 2019. Benefits paid to Mr. Teague include health insurance benefits, which are reflected in the column “All Other Compensation” in the table above.

(5)

On September 24, 2018, we granted to Mr. Teague options to purchase up to 450,000 shares of common stock at an exercise price of $0.55 per share. Due to the fact that we have determined that we have not achieved either the 2018 Revenue Target or the 2018 Stock Price Target (each as defined in the Teague Agreement (as defined below)), options to purchase up to an aggregate of 50,000 shares of our common stock have not vested and have been forfeited to the company. All of the remaining options that we granted to Mr. Teague that have vested will expire on or about June 20, 2019 as a result of Mr. Teague’s separation from our company.

(6)

Dr. Trieu served as our Executive Chairman effective June 30, 2017 and as our Interim Chief Executive Officer effective May 2, 2018, from each of which positions he resigned effective June 18, 2018. Dr. Trieu also resigned as a member of our Board of Directors effective October 1, 2018. During 2017, Dr. Trieu earned $102,769 under the Master Services Agreement between our company and Autotelic Inc. and $45,000 as fees for serving as a member of our Board of Directors, of which Board fees $11,250 was accrued and payable as of December 31, 2017. Both of the foregoing amounts are included as “All Other Compensation” in the table above for 2017. Dr. Trieu’s accrued Board fees as of December 31, 2017 were converted into 2.25 shares of our Series E Convertible Preferred Stock and warrants to purchase 16,875 shares of our common stock on April 16, 2018 in connection with the closing of our private placement of such securities. During 2018, we paid Autotelic Inc, of which entity Dr. Trieu serves as Chief Executive Officer, under the Master Services Agreement, $795,228. Additionally, we paid Dr. Trieu $33,750 as fees for serving as a member of our Board of Directors and $5,625 in cash to offset taxes related to the Series E Preferred Stock and Warrant Issuance for settlement of accrue Board Fees of which both of the foregoing amounts are included as “All Other Compensation” in the table above for 2018. Dr. Trieu also earned a salary of $31,846 for serving as our Interim Chief Executive Officer during a portion of 2018. Pursuant to the Settlement Agreement that we entered into with Dr. Trieu on October 1, 2018 in connection with his separation from our company, we made a payment to Dr. Trieu in the amount of $10,000 in consideration for certain releases provided to us by Dr. Trieu and certain of his affiliates, and we purchased from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock for a purchase price of $250,000 (which amounts are included as “All Other Compensation” in the table above for 2018).

(7)

In addition to the compensation provided to Dr. Trieu as set forth in the table above, we also paid to Falguni Trieu, the spouse of Dr. Trieu, $18,925 during the 2017 fiscal year and $28,333 during the 2018 fiscal year, and during 2017 we also granted to Ms. Trieu options to purchase up to 4,000 shares of our common stock at an exercise price of $1.80, in her capacity as our Director of Business Development. The options granted to Ms. Trieu have expired due to her separation from our company.

(8)

On January 3, 2017, we granted to Dr. Trieu options to purchase up to 8,100 shares of our common stock at an exercise price of $1.70 per share. On January 3, 2018, we granted to Dr. Trieu options to purchase up to 3,800 shares of our common stock at an exercise price of $1.56 per share. All of the foregoing options have expired as a result of Dr. Trieu’s separation from our company.

(9)

Mr. Ramelli served as the interim Chief Executive Officer of Adhera Therapeutics from June 10, 2016 until December 8, 2016, at which time he became Chief Executive Officer. Mr. Ramelli resigned as an officer of our company on May 2, 2018. In connection with his separation from our company, we made severance payments to Mr. Ramelli in the aggregate amount of $60,000 to be paid over a six (6) month period. Benefits paid to Mr. Ramelli include health insurance benefits, which are reflected in the column “All Other Compensation” in the table above.

(10)

On January 3, 2017, we granted to Mr. Ramelli options to purchase up to 8,100 shares of common stock at an exercise price of $1.70 per share, and on February 2, 2017, we granted to Mr. Ramelli 10,000 restricted shares of common stock. All of the options described above in this footnote expired on August 2, 2018 as a result of Mr. Ramelli’s resignation. On May 2, 2018, in connection with Mr. Ramelli’s separation from our company, we granted to Mr. Ramelli options to purchase up to 100,000 shares of our common stock at an exercise price of $0.98.

(11)

Mr. Emerson was appointed to serve as our Chief Commercial Officer in June 2017. Mr. Emerson was appointed to serve as a member of our Board of Directors on April 27, 2018. On January 15, 2019, Mr. Emerson resigned as our Chief Commercial Officer. Benefits paid to Mr. Emerson include health insurance benefits, which are reflected in the column “All Other Compensation” in the table above.

(12)	On June 5, 2017, we granted 60,000 restricted shares of common stock to Mr. Emerson, which shares vested on December 5, 2017.
(13)	On July 10, 2018, we granted to Mr. Emerson options to purchase up to 1,125,000 shares of common stock at an exercise price of $0.66 per share. Due to the fact that we have determined that the performance targets with respect to the vesting of 375,000 of such options have not been satisfied, such options have not vested and have been forfeited to the company. In connection with Mr. Emerson’s resignation as our Chief Commercial Officer in January 2019, we agreed to accelerate the vesting of options to purchase up to 562,500 shares of our common stock that would have vested on July 10, 2019, July 10, 2020, and July 10, 2021, respectively.

Narrative Disclosures Regarding Compensation; Employment Agreements

We have entered into employment agreements or offer letters with four of our Named Executive Officers. The terms and conditions of each of the foregoing arrangements are summarized below.

Robert Moscato Employment Agreement

In connection with Mr. Moscato’s appointment as Chief Executive Officer, we and Mr. Moscato entered into an employment agreement dated June 18, 2018 (the “Moscato Agreement”), which provides for a three year term. A copy of the Moscato Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 18, 2018. Mr. Moscato resigned as an officer and as a director of our company effective April 4, 2019.

Mr. Moscato’s base salary under the Moscato Agreement is initially $360,000 per year, subject to review and adjustment by the Board from time to time. We also agreed to pay to Mr. Moscato, within ten (10) days following the execution of the Moscato Agreement, a one-time payment in the amount of $6,923, in full payment and consideration for all services that Mr. Moscato provided to us prior to the date of the Moscato Agreement.

If the total amount of sales recognized by our company less the sum of any returns, rebates, chargebacks and distribution discounts (“Net Product Revenue”) for the portion of the 2018 fiscal year starting on June 18, 2018 and ending on the last day of the 2018 fiscal year (the “Prorated 2018 Fiscal Year”) equals or exceeds $1.2 million, as determined by our auditors, then we shall pay to Mr. Moscato a bonus (the “2018 Revenue Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2018 Fiscal Year during which Mr. Moscato is an employed in good standing with our company and the denominator of which is 365. Also, if the daily volume weighted average price of our common stock is not less than $2.00 per for a sixty (60) consecutive day period beginning on any day within the Prorated 2018 Fiscal Year, then we shall pay to Mr. Moscato a bonus (the “2018 Stock Price Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2018 Fiscal Year during which Mr. Moscato is an employee in good standing with our company and the denominator of which is 365. Since the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus were not satisfied, we are not obligated to make such payments to Mr. Moscato.

Starting in 2019, Mr. Moscato was eligible for an annual discretionary cash bonus with a target of 50% of his base salary, subject to his achievement of any applicable performance targets and goals established by the Board.

Pursuant to the Moscato Agreement, we granted to Mr. Moscato options to purchase up to 1,500,000 shares of our common stock, which options vest as follows: (i) options to purchase up to 250,000 shares of common stock vested on the grant date of the options; (ii) options to purchase up to 250,000 shares of common stock (for an aggregate of 750,000 shares of common stock) vest on each of the first, second and third anniversary of the grant date; (iii) options to purchase up to 250,000 shares of common stock vest on the date that we determine that Mr. Moscato has earned the 2018 Revenue Bonus; and (iv) options to purchase up to 250,000 shares of common stock vest on the date that we determine that Mr. Moscato has earned the 2018 Stock Price Bonus. Since the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus have not been satisfied, the options to purchase up to an aggregate of 500,000 shares of our common stock described in clauses (iii) and (iv) of the immediately preceding sentence have not vested and have been forfeited to the company. In connection with Mr. Moscato’s separation from our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and options to purchase up to an aggregate of 500,000 shares of our common stock that would have vested on July 10, 2020 and July 10, 2021, respectively, were forfeited and cancelled by us.

Mr. Moscato was eligible to participate in our other employee benefit plans as in effect from time to time on the same basis as are generally made available to other senior executives of our company.

In the event that Mr. Moscato’s employment was terminated by us without “Cause” or by Mr. Moscato for “Good Reason” (each as defined in the Moscato Agreement), in each case subject to Mr. Moscato entering into and not revoking a separation agreement in a form acceptable to our company, Mr. Moscato would have been eligible to receive:

●	accrued benefits under the Moscato Agreement through the termination date, including base salary and unreimbursed business expenses;
●	severance payments equal to his then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminated Mr. Moscato’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Moscato Agreement), eighteen (18) months);
●	vesting of all options granted to Mr. Moscato under the Moscato Agreement that would have vested during the Severance Period had he remained employed with our company through the end of the Severance Period; and
●	if Mr. Moscato timely elected and remained eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Mr. Moscato and his covered dependents prior to the date of termination, until the end of the Severance Period.

In the event that Mr. Moscato’s employment was terminated by us for Cause, by Mr. Moscato other than for Good Reason, or as a result of Mr. Moscato’s death or permanent disability, Mr. Moscato (or his estate, if applicable) would have been entitled to receive accrued benefits under the Moscato Agreement through the termination date, including base salary and unreimbursed business expenses.

As per the Moscato Agreement, following his separation from our company, Mr. Moscato is subject to a confidentiality covenant and a 24-month non-solicitation covenant.

Mr. Moscato resigned as an officer and as a director of our company on April 4, 2019, and in connection with such resignation, we entered into a Settlement Agreement with Mr. Moscato (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Mr. Moscato executed and delivered a general release of claims in favor of our company, agreed to be bound by a 12-month non-competition covenant relating to hypertension products and affirmed his obligations to be bound by the other restrictive covenants contained in the Moscato Agreement.

Also pursuant to the Settlement Agreement, we (A) agreed to make severance payments to Mr. Moscato in the aggregate amount of $360,000, with $90,000 to be paid immediately and with the remaining amount to be paid over a nine-month period thereafter in accordance with normal payroll practices (with accelerated payment if we complete a bona fide capital raising transaction yielding gross proceeds to us in the amount of not less than $4,000,000 (a “Financing Event”) prior to the one year anniversary of the Settlement Agreement); (B) agreed that options to purchase up to 250,000 shares of our common stock that were granted to Mr. Moscato on July 10, 2018 and that were to vest on July 10, 2019, shall vest in full immediately (the “Accelerated Options”); (C) agreed that the period during which Mr. Moscato would be able to exercise the Accelerated Options and the options to purchase up to 250,000 shares of our common stock that were granted to Mr. Moscato on July 10, 2018 and that vested on such date shall be extended to one year following the date of the Settlement Agreement; (D) agreed that we would upon request, and subject to certain conditions, purchase from an entity controlled by Mr. Moscato, for a purchase price of $200,000, such number of shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock as were purchased by such entity from us on July 12, 2018, if we complete a Financing Event prior to the one year anniversary of the Settlement Agreement; (E) agreed to reimburse Mr. Moscato for premiums that he pays with respect to COBRA coverage for a period of one year following the date of the Settlement Agreement; and (F) executed and delivered a general release of claims in favor of Mr. Moscato.

Eric Teague Employment Agreement

In connection with Mr. Teague’s appointment as Chief Financial Officer, we and Mr. Teague entered into an employment agreement dated September 24, 2018 (the “Teague Agreement”). A copy of the Teague Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018. Mr. Teague resigned as our Chief Financial Officer effective March 22, 2019.

Mr. Teague’s base salary under the Teague Agreement, which provides for a three-year term, was initially $285,000 per year, subject to review and adjustment by our company from time to time. On January 15, 2019, the Board increased Mr. Teague’s base salary to $305,000 per year.

Starting in 2019, Mr. Teague was eligible for an annual discretionary cash bonus with a target of 35% of his base salary, subject to his achievement of any applicable performance targets and goals. If we determine that we have achieved the 2018 Revenue Target (as described below), then we shall pay to Mr. Teague an amount equal to $21,000 in 2019 within 30 days of our public reporting of our 2018 final results. If we determine that we have achieved the 2018 Stock Price Target (as described below), then we shall pay to Mr. Teague an amount equal to $21,000 in 2019. Since we have determined that we have not achieved either the 2018 Revenue Target or the 2018 Stock Price Target, we are not obligated to make the related bonus payments to Mr. Teague.

Pursuant to the Teague Agreement, we granted to Mr. Teague options to purchase up to 450,000 shares of our common stock, which options vest as follows: (i) options to purchase up to 100,000 shares of common stock vest on the grant date of the options; (ii) options to purchase up to 100,000 shares of common stock (for an aggregate of 300,000 shares of common stock) vest on each of the first, second and third anniversary of the grant date; (iii) options to purchase up to 25,000 shares of common stock vest on the date that we determine that the “2018 Revenue Target” (as described below) is achieved; and (iv) options to purchase up to 25,000 shares of common stock vest on the date that we determine that the “2018 Stock Price Target” (as described below) is achieved. Since we have determined that we have not achieved either the 2018 Revenue Target or the 2018 Stock Price Target, the options to purchase up to an aggregate of 50,000 shares of our common stock described in clauses (iii) and (iv) of the immediately preceding sentence have not vested and have been forfeited to the company. To the extent vested, the options described in clauses (i) and (ii) of the immediately preceding sentence will expire on or about June 22, 2019, as a result of Mr. Teague’s separation from our company.

The 2018 Revenue Target requires that our gross revenue (i.e., the total amount of sales recognized by our company from June 18, 2018 through December 31, 2018 (such period, the “Prorated 2018 Fiscal Year”), less the sum of any returns, rebates, chargebacks and distribution discounts) for the Prorated 2018 Fiscal Year equals or exceeds $1.2 million, as determined by our auditors. The 2018 Stock Price Target requires that the daily volume weighted average price of our common stock is not less than $2.00 per share for a 60 consecutive day period beginning on any day within the Prorated 2018 Fiscal Year.

Mr. Teague was eligible to participate in our other employee benefit plans as in effect from time to time on the same basis as are generally made available to other senior executives of our company.

In the event that Mr. Teague’s employment was terminated by us without “Cause” (as defined in the Teague Agreement) or by Mr. Teague with “Good Reason” (as defined in the Teague Agreement), subject to Mr. Teague entering into and not revoking a separation agreement in a form acceptable to us, Mr. Teague would have been eligible to receive:

●	accrued benefits under the Teague Agreement through the termination date, including base salary and unreimbursed business expenses;
●	severance payments equal to his then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminated Mr. Teague’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Teague Agreement), eighteen (18) months);

●	vesting of all options granted to Mr. Teague under the Teague Agreement that would have vested during the Severance Period had he remained employed with our company through the end of the Severance Period; and
●	if Mr. Teague timely elected and remained eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Mr. Teague and his covered dependents prior to the date of termination, until the end of the Severance Period.

In the event that Mr. Teague’s employment was terminated for any reason other than by us without “Cause” or by Mr. Teague with “Good Reason”, Mr. Teague (or his estate, if applicable) was entitled to receive accrued benefits under the Teague Agreement through the termination date, including base salary and unreimbursed business expenses.

As per the Teague Agreement, Mr. Teague is subject to a confidentiality covenant, a 12-month non-competition covenant and a 24-month non-solicitation covenant.

Erik Emerson Offer Letter

On June 5, 2017, we entered into an employment offer letter (the “Emerson Letter”) with Erik Emerson, the President and Chief Executive Officer of Symplmed, pursuant to which we agreed to hire Mr. Emerson to serve as our Chief Commercial Officer. As compensation for his services as Chief Commercial Officer, we agreed to pay to Mr. Emerson an annual base salary of $150,000, and Mr. Emerson was entitled to receive a discretionary bonus as determined by our Board of Directors in an amount up to 40% of his base salary, with the payment of such bonus to be based on the achievement of such milestones as shall be determined by the Board following good faith consultation with Mr. Emerson. A copy of the Emerson Letter was filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 22, 2017, and a copy of Amendment No.1 to the Emerson Letter was filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 22, 2017.

In connection with the Emerson Letter, we granted to Mr. Emerson 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan, all of which vested on the six (6) month anniversary of the date of grant. We also granted to Mr. Emerson, on July 10, 2018, options to purchase up to 1,125,000 shares of our common stock at an exercise price of $0.66 per share.

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

Mr. Emerson resigned as our Chief Commercial Officer effective January 15, 2019. In connection with his resignation, among other things, Mr. Emerson executed and delivered a general release of claims in favor of our company and affirmed his obligations to be bound by the restrictive covenants contained in the Emerson Letter (including the Confidentiality, Restrictive Covenant and Intellectual Property Agreement attached thereto), and we: (i) agreed to make severance payments to Mr. Emerson in the amount of $86,250 (with $43,125 to be paid immediately and $43,125 to be paid on March 1, 2019); (ii) agreed that options to purchase up to an aggregate of 562,500 shares of common stock at an exercise price of $0.66 that were granted to Mr. Emerson in July 2018 and that were to vest in equal annual installments in July 2019, July 2020 and July 2021 shall vest in full immediately; and (iii) executed and delivered a general release of claims in favor of Mr. Emerson. In addition, Mr. Emerson agreed that for twelve (12) months following the date of his resignation, he would not engage in a business relating to the commercialization of Prestalia (or a pharmaceutical or therapeutic product that addresses substantially the same market) or that utilizes our DyrctAxess / Prestalia Direct platforms (or platforms that are substantially similar to, or that use substantially the same technology as is utilized by, such platforms).

Joseph Ramelli Offer Letter

On February 2, 2017, we entered into an employment letter (the “Ramelli Letter”) with Joseph W. Ramelli, our former Chief Executive Officer. As compensation for his service as Chief Executive Officer, Mr. Ramelli received a monthly base salary of $10,000, and he was also entitled to receive a discretionary bonus as determined by our Board of Directors. A copy of the Ramelli Letter was filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2017.

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

Mr. Ramelli resigned as our Chief Executive Officer effective May 2, 2018. In connection with his resignation, Mr. Ramelli released our company from all claims arising prior to the date of his resignation and affirmed his obligations to be bound by the restrictive covenants contained in the Ramelli Letter, and we: (i) agreed to make severance payments to Mr. Ramelli in the amount of $60,000 to be paid over a six (6) month period; and (ii) granted to Mr. Ramelli fully-vested options, exercisable for a period of five years from the grant date, to purchase up to 100,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock.

Outstanding Equity Awards at Fiscal Year End

2018 Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2018 fiscal year:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)

Robert Moscato	250,000	1,250,000	(1)	—	$0.66	7/10/28	—	—	—	—

Eric Teague	100,000	350,000	(2)	—	$0.55	9/24/28	—	—	—	—

Erik Emerson	187,500	937,500	(3)	—	$0.66	7/10/28	—	—	—	—

Joseph Ramelli	100,000	—		—	$0.98	5/2/23	—	—	—	—

(1)	In connection with Mr. Moscato’s resignation as an officer and as a director of our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and options to purchase up to an aggregate of 500,000 shares of our common stock that would have vested on July 10, 2020 and July 10, 2021, respectively, were forfeited and cancelled by us. Further, due to the fact that we have determined that the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus (each as defined in the Moscato Agreement) have not been satisfied, options to purchase up to an aggregate of 500,000 shares of our common stock have not vested and have been forfeited to the company.

(2)	Due to the fact that we have determined that we have not achieved either the 2018 Revenue Target or the 2018 Stock Price Target (each as defined in the Teague Agreement), options to purchase up to an aggregate of 50,000 shares of our common stock have not vested and have been forfeited to the company.

(3)	In connection with Mr. Emerson’s resignation as our Chief Commercial Officer on January 15, 2019, we agreed that options to purchase up to an aggregate of 562,500 shares of common stock at an exercise price of $0.66 that were granted to Mr. Emerson in July 2018 and that were to vest in equal annual installments in July 2019, July 2020 and July 2021 shall vest in full immediately. Further, due to the fact that we have determined that we have not achieved net product revenue in the amount of not less than $1.2 million for the portion of the 2018 fiscal year following June 18, 2018, and that we have determined that the daily VWAP of our common stock was not less than $2.00 per share for a sixty consecutive day period beginning on any calendar day during the 2018 fiscal year on or after June 18, 2018, options to purchase up to an aggregate of 375,000 shares of our common stock have not vested and have been forfeited to the company, as per the terms of the July 10, 2018 option grant to Mr. Emerson.

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2018.

Compensation of Directors

2018 Director Compensation Table

The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Isaac Blech (2)(8)	$49,167	—	$4,136	$5,625	$58,928
Uli Hacksell (3)(4)	75,000	—	325,903	—	400,903
Timothy Boris (5)	36,372	—	—	—	36,372
Nancy Phelan (6)	11,250	—	—	—	11,250
Donald Williams (2)(8)	52,500	—	4,136	45,000	101,636
Philippe Calais (2)(7)	22,500	—	58,333	—	80,833
Philip C. Ranker (2)(7)(8)	22,500	—	140,923	45,000	208,423
Total:	$269,289	—	$533,431	95,625	$898,345

(1)	Represents the aggregate grant date fair value under FASB ASC Topic 718 of options to purchase shares of our common stock granted during 2018.

(2)	On January 3, 2018, we granted to each of our directors serving on the Board at such time (i.e., Mr. Blech, Mr. Williams, Dr. Trieu, Dr. Calais and Mr. Ranker) options to purchase up to an aggregate of 3,800 shares of common stock at an exercise price of $1.56 per share. The options described in this footnote that were granted to Dr. Trieu, Dr. Calais and Mr. Ranker expired following their separation from our company.

(3)	Dr. Hacksell was appointed to serve as a member of the Board, and as the Chairman of the Board, effective July 1, 2018. We agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board: (i) base compensation in the amount of $150,000 per year; (ii) a bonus payment in the amount of $25,000 if we achieve net product revenue of not less than $1.2 million for the portion of the 2018 fiscal year following July 1, 2018; and (iii) a bonus payment in the amount of $25,000 if the daily VWAP of our common stock is not less than $2.00 per share for a sixty consecutive day period beginning on any calendar date during the 2018 calendar year on or after July 1, 2018. The bonus amounts described in items (ii) and (iii) above for the 2018 fiscal year were not earned, and thus no bonus payment was made to Dr. Hacksell. During 2018, $50,000 of base compensation was paid to Dr. Hacksell and $25,000 was accrued and payable as of December 31, 2018.

(4)	On July 10, 2018, we granted to Dr. Hacksell options to purchase up to an aggregate of 1,000,000 shares of our common stock, of which: (i) options to purchase 500,000 shares of common stock are exercisable immediately; (ii) options to purchase 125,000 shares of common stock are exercisable on each of July 1, 2019 and July 1, 2020; (iii) options to purchase 125,000 shares of common stock shall vest on such date, if any, as we pay to Dr. Hacksell a bonus in the amount of $25,000 if we achieve net product revenue in the amount of not less than $1.2 million for the portion of the 2018 fiscal year following July 1, 2018; and (iv) options to purchase 125,000 shares of common stock shall vest on such date, if any, as we pay to Dr. Hacksell a bonus in the amount of $25,000 if the daily VWAP of our common stock is not less than $2.00 per share for a sixty consecutive day period beginning on any calendar date during the 2018 fiscal year on or after July 1, 2018. Due to the fact that vesting conditions set forth in items (iii) and (iv) have not been satisfied, such options have not vested and have been forfeited to the company.

(5)	Mr. Boris was appointed to serve as a member of the Board effective April 27, 2018.

(6)	Ms. Phelan was appointed to serve as a member of the Board effective October 1, 2018. She was later appointed to serve as our Chief Executive Officer and Secretary effective April 4, 2019.

(7)	Each of Dr. Calais and Mr. Ranker resigned as a member of our Board effective May 2, 2018. In connection with their resignations: (i) each of Mr. Ranker and Dr. Calais released our company from all claims arising prior to the date of his resignation; (ii) we granted to Mr. Ranker fully-vested options to purchase up to 200,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock; and (iii) we granted to Dr. Calais fully-vested options to purchase up to 80,000 shares of our common stock at an exercise price equal to $0.98 per share of common stock. The options described in (ii) and (iii) above are exercisable for a period of five years from the grant date.

(8)	On April 16, 2018, and in connection with the closing of our private placement of Series E Convertible Preferred Stock and warrants, we issued to Messrs. Blech, Ranker, Trieu and Williams an aggregate of 40.5 shares of Series E Convertible Preferred Stock and warrants to purchase up to 303,750 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service to our company as members of our Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $202,500. We also made a cash payment to Messrs. Blech, Ranker, and Williams to offset taxes owed as a result of the issuance of the aforementioned securities in the amounts set forth in the column titled “All Other Compensation”.

As of December 31, 2018, Dr. Hacksell held options to purchase up to 1,000,000 shares of our common stock, Mr. Blech held options to purchase up to 477,257 shares of our common stock, Mr. Williams held options to purchase up to 29,200 shares of our common stock, Mr. Ranker held options to purchase up to 200,000 shares of our common stock and Dr. Calais held options to purchase up to 80,000 shares of our common stock. Neither Mr. Boris nor Ms. Phelan held any options to purchase shares of our common stock. The options held by Mr. Moscato and Mr. Emerson, each of whom is a Named Executive Officer of our company, as of December 31, 2018, are described in the 2018 Outstanding Equity Awards at Fiscal Year-End Table above.

Each of Mr. Moscato, Mr. Emerson and Dr. Trieu, each of whom served as a director and as an executive officer of our company during our 2018 fiscal year, have not been included in the Director Compensation Table because they are a Named Executive Officer of our company, and all compensation paid to them during 2018 is reflected in the Summary Compensation Table above.

Director Compensation Program

Our compensation program for directors for the 2018 fiscal year consisted of: (i) an annual grant of 5-year options to purchase up to 3,800 shares of common stock, which options vest 50% immediately and 50% after one year (provided, that no option grants were made to Mr. Boris or Ms. Phelan, and separate grants were instead made to Messrs. Moscato, Hacksell and Emerson in connection with their service to our company); and (ii) an annual cash payment of $45,000 per year, payable quarterly. Beginning on August 1, 2018, in addition to the annual fee described in item (ii) of the immediately preceding sentence, we agreed to pay to: (A) the Chair of the Audit Committee an annual amount of $15,000; (B) the Chair of the Compensation Committee an annual amount of $7,000; (C) each member of the Audit Committee (other than the Chair) an annual amount equal to $7,000; and (D) each member of the Compensation Committee (other than the Chair) an annual amount equal to $3,000, in each case to be paid quarterly in advance.

Further, as noted in Notes 3 and 4 to the Director Compensation Table above: (i) we agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board (A) base compensation in the amount of $150,000 per year; (B) a bonus payment in the amount of $25,000 if we achieve net product revenue of not less than $1.2 million for the portion of the 2018 fiscal year following July 1, 2018; and (C) a bonus payment in the amount of $25,000 if the daily VWAP of our common stock is not less than $2.00 per share for a sixty (60) consecutive day period beginning on any calendar date during the 2018 calendar year on or after July 1, 2018; and (ii) we granted to Dr. Hacksell on July 10, 2018 options to purchase up to an aggregate of 1,000,000 shares of our common stock, of which (A) options to purchase 500,000 shares of common stock are exercisable immediately; (B) options to purchase 125,000 shares of common stock are exercisable on each of July 1, 2019 and July 1, 2020; (C) options to purchase 125,000 shares of common stock shall vest on such date, if any, as we pay to Dr. Hacksell the bonus described in item (i)(B) above; and (D) options to purchase 125,000 shares of common stock shall vest on such date, if any, as we pay to Dr. Hacksell the bonus described in item (i)(C) above. Due to the fact that the conditions for the payment of the bonus amounts described in items (i)(B) and (i)(C) of the immediately preceding sentence, and the conditions for the vesting of the options described in items (ii)(C) and (ii)(D) of the immediately preceding sentence, were not satisfied, such bonus payments were not made and such options have been forfeited, as applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of April 8, 2019 (the “Determination Date”) by: (i) each current director of our company and each director nominee; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 10,761,684 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Adhera Therapeutics, Inc., 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
Robert C. Moscato, Jr., Former CEO, Secretary and Director	1,200,000	(1)	10.0%
Uli Hacksell, Ph.D., Chairman of the Board	500,000	(2)	4.4%
Isaac Blech, Director	1,990,863	(3)	15.6%
Donald A. Williams, Director	344,200	(4)	3.1%
Erik Emerson, Director	810,000	(5)	7.0%
Nancy Phelan, CEO, Secretary and Director	400,000	(6)	3.6%
Tim Boris, Director	0		N/A
Eric Teague, Former CFO	200,000	(7)	1.8%
Vuong Trieu, Ph.D., Former Director and Interim CEO	10,709,005	(8)	59.7%
Joseph W. Ramelli, former CEO	100,000	(9)	* %
All directors and executive officers as a group (6 persons)	4,045,063	(10)	27.4%

Five Percent (5%) Holders:
Autotelic LLC	2,312,356	(11)	21.5%

* Beneficial ownership of less than 1.0% is omitted.

(1)

Consists of (i) presently exercisable options to purchase 500,000 shares of common stock held by Mr. Moscato; (ii) presently exercisable warrants to purchase 300,000 shares of common stock held by an entity of the general partner of which Mr. Moscato is majority member and manager; and (iii) 400,000 shares of common stock issuable upon the conversion of 40 shares of Series F Preferred Stock held by an entity of the general partner of which Mr. Moscato is the majority member and manager.

(2)	Consists of presently exercisable options to purchase 500,000 shares of common stock.
(3)

Consists of presently exercisable options to purchase 145,838 shares of common stock held by Mr. Blech, presently exercisable warrants to purchase 16,875 shares of common stock held by Mr. Blech and 22,500 shares of common stock issuable upon conversion of 2.25 shares of Series E Preferred Stock held by Mr. Blech. Also includes presently exercisable warrants to purchase 773,850 shares of common stock held by a trust affiliated with Mr. Blech and 1,031,800 shares of common stock issuable upon conversion of 103.18 shares of Series E Preferred Stock held by a trust affiliated by Mr. Blech.

(4)

Consists of presently exercisable options to purchase 29,200 shares of common stock, presently exercisable warrants to purchase 135,000 shares of common stock and 180,000 shares of common stock issuable upon conversion of 18 shares of Series E Preferred Stock.

(5)	Includes presently exercisable options to purchase 750,000 shares of common stock.
(6)	Consists of presently exercisable options to purchase 400,000 shares of common stock.

(7)	Consists of presently exercisable options to purchase 200,000 shares of common stock.
(8)

Includes presently exercisable warrants to purchase 1,135,425 shares of common stock held by Dr. Trieu and 1,513,900 shares of common stock issuable upon the conversion of 151.39 shares of Series E Preferred Stock held by Dr. Trieu. Also includes 2,312,356 shares held by Autotelic LLC, of which entity Dr. Trieu serves as Chief Executive Officer, and 86,207 shares held by LipoMedics Inc., of which entity Dr. Trieu serves as Chairman of the Board and Chief Operating Officer. Also includes the following shares held by Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board: (i) 525,536 shares of common stock; (ii) presently exercisable warrants to purchase 2,706,965 shares of common stock; and (iii) 1,815,900 shares of common stock issuable upon the conversion of 181.59 shares of Series E Preferred Stock.

(9)	Consists of presently exercisable options to purchase 100,000 shares of common stock.
(10)	See the information contained in footnotes (2) – (6) above.
(11)	Information based on a Schedule 13D filed with the SEC on November 23, 2016.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the 2018 fiscal year with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2014 Long-Term Incentive Plan and our 2018 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders (1)	4,457,807	$0.81	2,472,193
Equity compensation plans not approved by security holders	380,000	$0.98	0
Total	4,837,807	$0.82	2,472,193

(1)	Consists of: (i) 640,207 shares of common stock underlying awards made pursuant to our 2014 Stock Incentive Plan and (ii) 3,817,600 shares of common stock underlying awards made pursuant to our 2018 Long-Term Incentive Plan.

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

Related Party Transactions

Transactions with Vuong Trieu, Ph.D.

We entered into the following transactions with Dr. Trieu, who previously served as an executive officer and a director of our company, and/or entities that are controlled by him or with which he is affiliated, that require disclosure under Item 404(a) of Regulation S-K promulgated under the Exchange Act: (A) we and Dr. Trieu were parties to a Line Letter dated November 15, 2016 pursuant to which Dr. Trieu offered to us an unsecured line of credit in an amount not to exceed $540,000, to be used for operating expenses (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of our Series E Preferred Stock and warrants to purchase shares of our common stock upon the closing of our private placement of such securities on April 16, 2018); (B) Dr. Trieu is the Chief Executive Officer of Autotelic LLC, with which entity we entered into a License Agreement dated November 15, 2016; (C) Dr. Trieu is the Chairman of the Board of Directors of Autotelic Inc., with which entity we entered into a Master Services Agreement dated November 15, 2016 (which agreement was terminated effective October 31, 2018), and which entity offered to us an unsecured line of credit in an amount not to exceed $500,000 in April 2017 (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of our Series E Preferred Stock and warrants to purchase shares of our common stock upon the closing of our private placement of such securities on April 16, 2018); (D) Dr. Trieu is the Chairman of the Board of Directors and Chief Operating Officer of LipoMedics Inc., with which entity we entered into a License Agreement and a Stock Purchase Agreement, each dated February 6, 2017; (E) Dr. Trieu is the Chairman of the Board of Directors and Chief Executive Officer of Oncotelic Inc., with which entity we entered into a License Agreement dated July 17, 2017 (which agreement has been terminated); and (F) Dr. Trieu is the Chairman of the Board of Directors of Autotelic Inc., which entity owns approximately 19% of the issued and outstanding shares of the common stock of Autotelic BIO, with which entity we entered into a binding term sheet on January 11, 2018 regarding the licensing of our IT-103 product candidate (which binding term sheet has been cancelled).

Each of the foregoing agreements is described immediately below. Immediately following the completion of the merger between IThenaPharma Inc. (“IThena”) and Adhera Therapeutics on November 15, 2016, Autotelic LLC owned approximately 25.8% of the issued and outstanding shares of our common stock and Autotelic Inc. owned approximately 5.9% of the issued and outstanding shares of our common stock.

On October 1, 2018, we entered into an Omnibus Settlement Agreement with Dr. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (the “Omnibus Settlement Agreement”), pursuant to which, among other things, Dr. Trieu resigned as a member of our Board of Directors effective immediately.

Line Letter with Dr. Trieu

On November 15, 2016, we entered into a Line Letter with Dr. Trieu for an unsecured line of credit in an amount not to exceed $540,000, all of which was drawn down. The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into 114.63 shares of our Series E Preferred Stock and warrants to purchase up to 859,725 shares of our common stock upon the closing of our private placement of such securities on April 16, 2018. As a result of the conversion of the line of credit, all of our obligations to Dr. Trieu thereunder have been satisfied and the line of credit is no longer outstanding.

Autotelic LLC License Agreement

On November 15, 2016, we entered into a License Agreement with Autotelic LLC pursuant to which (A) we licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to us patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for Therapeutic Drug Monitoring (TDM) guided dosing for all indications using an Autotelic Inc. TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers. As per the Omnibus Settlement Agreement, the License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to FAP or CEQ508 and related intellectual property.

Master Services Agreement

On November 15, 2016, we entered into a Master Services Agreement (the “MSA”) with Autotelic Inc., pursuant to which Autotelic Inc. agreed to provide certain business functions and services from time to time at our request. In April 2018, and in connection with the closing of our private placement of our Series E Preferred Stock and warrants to purchase shares of our common stock, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of our Series E Preferred Stock and warrants to purchase up to 2,564,465 shares of our common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $812,967, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. We also made payments to Autotelic, Inc. in the aggregate amount of $266,278 during 2018 for services rendered under the MSA after March 31, 2018. The MSA was terminated effective as of October 31, 2018.

Line Letter with Autotelic Inc.

On April 4, 2017, we entered into a Line Letter with Autotelic Inc. for an unsecured line of credit in an amount not to exceed $500,000, to be used for operating expenses. The balance under the line was $93,662, including accrued interest of $2,847 as of December 31, 2017. The unpaid principal balance of the line of credit, together with accrued and unpaid interest thereon, converted into 19 shares of our Series E Preferred Stock and warrants to purchase up to 142,500 shares of our common stock upon the closing of our private placement of such securities on April 16, 2018. As a result of the conversion of the line of credit, all of our obligations to Autotelic Inc. thereunder have been satisfied and the line of credit is no longer outstanding.

Arrangements with LipoMedics

On February 6, 2017, we entered into a License Agreement with LipoMedics, Inc. pursuant to which, among other things, we provided to LipoMedics a license to our SMARTICLES platform for the delivery of nanoparticles including small molecules, peptides, proteins and biologics. On the same date, we also entered into a Stock Purchase Agreement with LipoMedics pursuant to which we issued to LipoMedics an aggregate of 86,206 shares of our common stock for a total purchase price of $250,000. The License Agreement remains in effect.

Arrangements with Oncotelic

On July 17, 2017, we entered into a License Agreement with Oncotelic pursuant to which, among other things, we provided to Oncotelic a license to our SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to our conformationally restricted nucleotide technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic also agreed to purchase 49,019 shares of our common stock for an aggregate purchase price of $250,000 ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Oncotelic within thirty (30) days following the date of the License Agreement. Oncotelic has not completed the purchase of the stock and we have not been able to reach a definitive agreement, as such we have terminated the agreement.

Arrangements with Autotelic BIO

On January 11, 2018, we entered into a binding agreement with Autotelic BIO (“ATB”) pursuant to which, among other things, and subject to the satisfaction of certain conditions on or prior to January 15, 2019, we would grant to ATB a perpetual exclusive right of development and marketing of our IT-103 product candidate, at the currently approved dose/approved indications only for celecoxib (100 mg, 200mg and 400mg) for combined hypertension and arthritis only, with such right extending throughout the entire world (excluding the United States and Canada, and the territories of such countries). The grant of the license would be memorialized in a definitive license agreement to be entered into between the parties following the satisfaction of the applicable conditions. This agreement was terminated pursuant to the terms of the Omnibus Settlement Agreement.

Transactions with Larn Hwang, Ph.D.

Dr. Hwang, our former Chief Scientific Officer, also served as the Chief Scientific Officer of Autotelic Inc., with which entity we entered into the MSA described above under “Related Party Transactions – Transactions with Vuong Trieu, Ph.D. – Master Services Agreement” and the Line Letter described above under “Related Party Transactions – Transactions with Vuong Trieu, Ph.D. – Line Letter with Autotelic Inc.” Dr. Hwang was also the Chief Scientific Officer of Oncotelic, Inc., with which entity we entered into the License Agreement described above under “Related Party Transactions – Transactions with Vuong Trieu, P.D. – Arrangements with Oncotelic”.

Transactions with Mihir Munsif

Each of Mr. Munsif, our former Chief Operating Officer, and Autotelic Inc., of which entity Mr. Munsif served as an executive officer, owned approximately 5.9% of our issued and outstanding shares of common stock immediately following the completion of the merger between Adhera Therapeutics and IThena. In addition, we and Autotelic Inc. are parties to the MSA described above under “Related Party Transactions – Transactions with Vuong Trieu, Ph.D. – Master Services Agreement”, and on April 4, 2017 we entered into the Line Letter with Autotelic Inc. described above under “Related Party Transactions – Transactions with Vuong Trieu, Ph.D. – Line Letter with Autotelic Inc.” In addition, on February 6, 2017, we and Lipomedics, Inc., of which entity Mr. Munsif served as an executive officer, entered into the License Agreement and the Stock Purchase Agreement described above under “Related Party Transactions – Transactions with Vuong Trieu, Ph.D. – Arrangements with Lipomedics”.

Investment by Isaac Blech Trust

On November 22, 2017, we entered into a Note Purchase Agreement with a trust affiliated with Isaac Blech pursuant to which we issued to such trust a secured convertible promissory note in the principal amount of $500,000. The unpaid principal balance of the note, together with accrued and unpaid interest thereon, automatically converted into 103.7 shares of Series E Preferred Stock and warrants to purchase up to 777,750 shares of our common stock upon the closing of our private placement on April 16, 2018. As a result, all of our obligations to the holder of the note have been satisfied and the note is no longer outstanding. Mr. Blech became a member of our Board of Directors on November 22, 2017.

Transactions with BioMauris, LLC / Erik Emerson

During the year ended December 31, 2018, the company paid a total of $572,381 for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a current director of Adhera, is Executive Chairman. A total of $23,585 was due BioMauris, LLC as of December 31, 2018. In addition, during the year ended December 31, 2018, we paid a total to BioMauris, LLC of $62,576 related to Acutus Medical, which entity owns an equity interest in BioMauris, LLC.

Independence of the Board of Directors

The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that four out of six of its current members, namely Isaac Blech, Tim Boris, Uli Hacksell, and Donald A. Williams, are independent directors within the meaning of the NASDAQ independence standards. In making these independence determinations, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. Principal Accounting Fees and Services.

The Board of Directors of the Company appointed Squar Milner LLP (“Squar”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2018. Squar has served as our independent registered public accounting firm since December 8, 2016. The following table sets forth the fees billed to the Company for professional services rendered by Squar for the years ended December 31, 2018 and 2017:

Services	2018	2017
Audit Fees (1)	$85,500	$180,000
Audit-Related fees (2)	1,507	2,000
Tax fees (3)	18,166	-
Total fees	$105,173	$182,000

(1) Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, (iii) consents and comfort letters issued in connection with equity offerings and (iv) services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees – These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3) Tax Fees – We incurred $18,166 in fees to our independent registered public accounting firm for professional services rendered in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2018 and December 31, 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(3)	Exhibits required by Regulation S-K

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 15, 2016, by and among the Registrant, IThena Acquisition Corporation, IThenaPharma Inc. and Vuong Trieu as the representative of IThenaPharma Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference).
3.8	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference.
3.9

Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

3.10	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, and incorporated herein by reference).
3.11	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.12	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).
3.13	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).
3.14	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference).
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, and incorporated herein by reference).
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant issued by the Registrant to the holders of the 15% Secured Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).
4.2	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant issued by the Registrant in August 7, 2015 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).
4.4	Form of 12% Promissory Note issued by the Registrant in June 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference).
4.5	Form of Demand Promissory Note issued by the Registrant to Vuong Trieu on November 15, 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
4.6	Form of Demand Promissory Note issued by the Registrant to Autotelic Inc. on April 4, 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference).
4.7	Form of Convertible Promissory Note issued by the Registrant to select accredited investors in June 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference).
4.8	Form of Secured Convertible Promissory Note issued by the Registrant to a trust affiliated with Isaac Blech (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 22, 2017, and incorporated herein by reference).
4.9	Amendment to Secured Convertible Promissory Note, dated December 22, 2017, by and between the Registrant and a trust affiliated with Isaac Blech (filed as Exhibit 4.1 to our Current Report on Form 8-K dated December 22, 2017, and incorporated herein by reference).
4.10

Stock Option Agreement dated as of November 22, 2017 by and between the Registrant and Isaac Blech (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 22, 2017, and incorporated herein by reference).**

4.11	Form of Common Stock Purchase Warrant issued by the Registrant to the purchasers of its Series E Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 16, 2018, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant issued by the Registrant to the purchasers of its Series F Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated July 11, 2018, and incorporated herein by reference).
10.1	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)
10.2	Note and Warrant Purchase Agreement, dated as of February 10, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2012, and incorporated herein by reference).
10.3	First Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated April 30, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.80 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

10.4	Second Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated May 31, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.81 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).
10.5	Third Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 3, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference).
10.6

Fourth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated October 4, 2012, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2012, and incorporated herein by reference).

10.7

Fifth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated February 7, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2013, and incorporated herein by reference).

10.8	Sixth Amendment to Note and Warrant Purchase Agreement and Secured Promissory Notes, dated August 9, 2013, among the Registrant, Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., and the purchasers identified on the signature pages thereto (filed as Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).
10.9

Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser of the Series C Convertible Preferred Stock of the Registrant identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).

10.10	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**
10.11

Securities Purchase Agreement, dated as of August 5, 2015, between and among the Registrant and each purchaser of the Series D Convertible Preferred Stock of the Registrant identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

10.12	Master Services Agreement, dated as of November 15, 2016, by and between the Registrant and Autotelic Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
10.13	Line Letter dated November 15, 2016 from Vuong Trieu to the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
10.14

Employment Letter dated February 2, 2017 between the Registrant and Joseph W. Ramelli (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2017, and incorporated herein by reference).**

10.15	Line Letter dated April 4, 2017 from Autotelic Inc. to the Registrant (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference).
10.16

License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference).(1)

10.17	Asset Purchase Agreement dated as of June 5, 2017 by and between the Registrant and Symplmed Pharmaceuticals LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference).
10.18

Employment Offer Letter dated June 5, 2017 between the Registrant and Erik Emerson (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 22, 2017, and incorporated herein by reference).**

10.19	Amendment to Employment Offer Letter between the Registrant and Erik Emerson (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 22, 2017, and incorporated herein by reference).**
10.20	Amendment Agreement, dated July 3, 2017, by and among the Registrant and the lenders signatory thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2017, and incorporated herein by reference).

10.21	Asset Purchase Agreement dated as of July 21, 2017 by and among the Registrant, Symplmed Pharmaceuticals, LLC and Symplmed Technologies, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 21, 2017, and incorporated herein by reference).
10.22	Intellectual Property Purchase Agreement dated as of September 8, 2017 by and between the Registrant and Novosom Verwaltungs GmbH (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017, an incorporated herein by reference).
10.23	Amendment Agreement, dated August 3, 2017, by and among the Registrant and the lenders signatory thereto (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, and incorporated herein by reference).
10.24	Note Purchase Agreement dated as of November 22, 2017 by and between the Registrant and River Charitable Remainder Unit Trust, FBO Isaac Blech, July 20, 1987, Isaac Blech Trustee (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 22, 2017, and incorporated herein by reference).
10.25	Security Agreement, dated as of November 22, 2017, among the Registrant, IThenaPharma Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc. and River Charitable Remainder Unit Trust, FBO Isaac Blech, July 20, 1987, Isaac Blech Trustee (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 22, 2017, and incorporated herein by reference).
10.26	Intellectual Property Security Agreement, dated as of November 22, 2017, by the Registrant, IThenaPharma Inc., Cequent Pharmaceuticals, Inc. and MDRNA Research, Inc. in favor of River Charitable Remainder Unit Trust, FBO Isaac Blech, July 20, 1987, Isaac Blech Trustee (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 22, 2017, and incorporated by reference herein).
10.27

Placement Agency Agreement, dated February 8, 2018, by and between the Registrant and Maxim Merchant Capital, a division of Maxim Group LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).

10.28

Form of Subscription Agreement used in connection with the offering of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).

10.29

Employment Agreement, dated June 18, 2018, by and between the Registrant and Robert C. Moscato, Jr. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 18, 2018, and incorporated herein by reference).**

10.30

Employment Agreement, dated September 24, 2018, by and between the Registrant and R. Eric Teague (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018, and incorporated herein by reference).**

10.31

Omnibus Settlement Agreement, dated as of September 28, 2018, by and among the Registrant, Vuong Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and Lipomedics, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 1, 2018, and incorporated herein by reference).**

10.32

Employment Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Nancy R. Phelan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**

10.33

Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert R. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**

10.34	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant. (2)
10.35	2018 Long-Term Incentive Plan of the Registrant. (2)
21.1	Subsidiaries of the Registrant.(2)
23.1	Consent of Squar Milner LLP, independent registered accounting firm (2)
31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (2)
32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101INS	XBRL Instance Document (2)
101SCH	XBRL Taxonomy Extension Schema Document (2)
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

By:	/s/ Nancy R. Phelan
Nancy R. Phelan
Chief Executive Officer
Date:	April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nancy R. Phelan
Nancy R. Phelan
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	April 16, 2019

By:	/s/ Isaac Blech
Isaac Blech
Director
Date:	April 16, 2019

By:	/s/ Donald A. Williams
Donald A. Williams
Director
Date:	April 16, 2019

By:
Uli Hacksell, Ph.D.
Director
Date:	April 16, 2019

By:	/s/ Erik Emerson
Erik Emerson
Director
Date:	April 16, 2019

By:	/s/ Tim Boris
Tim Boris
Director
Date:	April 16, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADHERA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Adhera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adhera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

April 16, 2019

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$3,918,290	$106,378
Accounts receivable, net of allowance	48,289	-
Inventory	241,458	-
Prepaid expenses and other assets	469,142	18,565
Total current assets	4,677,179	124,943

Furniture and fixtures, net of depreciation	71,774	-
Intangible assets, net of amortization	391,892	2,555,974
Goodwill	-	3,502,829
	463,666	6,058,803

Total assets	$5,140,845	$6,183,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$270,138	$1,033,353
Due to related party	27,977	730,629
Warrant liability to related party	-	605,889
Accrued expenses	851,870	1,139,369
Accrued dividends	1,064,141	-
Accrued fee payable	-	320,000
Notes payable	-	444,223
Notes payable - related parties	-	1,462,040
Total current liabilities	2,214,126	5,735,503

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 and 750 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 and 60 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-

Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,488 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	35	-

Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 381 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 10,761,684, and 10,521,278 shares issued and outstanding as of December 31, 2018 and 2017, respectively	64,570	63,127
Additional paid-in capital	28,709,916	8,413,823
Accumulated deficit	(25,847,805)	(8,028,707)
Total stockholders’ equity	2,926,719	448,243

Total liabilities and stockholders’ equity	$5,140,845	$6,183,746

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2018	2017

Net sales	$76,186	$-
Cost of sales	458,708	-
Gross loss	(382,522)	-

Operating expenses

Sales, marketing and commercial operations	$3,635,904	$-
Research and development	240,982	907,493
General and administrative	6,029,318	4,732,221
Amortization	330,396	450,903
Goodwill and intangible assets impairment	5,175,716	-
Total operating expenses	15,412,316	6,090,617

Loss from operations	(15,794,838)	(6,090,617)

Other expense

Interest expense	(36,729)	(78,890)
Loss on settlement	(810,219)	-
Amortization of debt discount	(113,171)	(49,041)
	(960,119)	(127,931)

Loss before provision for income taxes	(16,754,957)	(6,218,548)

Provision for income taxes	-	800

Net loss	(16,754,957)	(6,219,348)

Preferred Stock Dividends	(1,064,141)	-

Net Loss Applicable to Common Stockholders	$(17,819,098)	$(6,219,348)

Net loss per share - Common Stockholders	$(1.64)	$(0.63)

Weighted average shares outstanding	10,838,731	9,836,109

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E Preferred Stock		Series F Preferred Stock		Common		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Stock Number	Par Value	Paid-in Capital	Capital Warrants	Accumulated Deficit	Total

Balance, December 31, 2016	-	$-	-	$-	8,977,138	$53,863	$5,115,983		$(1,951,082)	$3,218,764

Retrospective adjustment of adoption of new accounting standard									141,723	141,723

Sale of common stock to related party	-	-	-	-	86,207	517	249,483		–	250,000

Common stock issued for services	-	-	-	-	530,058	3,180	1,400,977		–	1,404,157

Common stock issued to settle accounts payable and accrued liabilities	-	-	-	-	622,296	3,734	972,980		–	976,714

Return of common stock against settlement of note receivable	-	-	-	-	(8,725)	(52)	(31,352)		–	(31,404)

Restricted stock issued to officers	-	-	-	-	70,000	420	245,580		–	246,000

Share based compensation	–	–	–	–	–	–	178,784		–	178,784

Warrants issued with convertible debt as loan fee	–	–	–	–	–	–	112,210		–	112,210

Exercise of warrants for common stock	-	-	-	-	60,944	366	170,277		–	170,643

Conversion of Series C Preferred to common stock					180,000	1,080	(1,080)			-

Effects of rounding due to reverse split					3,360	19	(19)		–	-

Net loss	–	–	–	–	–	–	–		(6,219,348)	(6,219,348)
Balance, December 31, 2017	–	-	-	-	10,521,278	63,127	8,413,823	-	(8,028,707)	448,243

Issuance of Series E Preferred Stock, net of fees	2,812	28	-	-	–	–	12,247,297	–	–	12,247,325

Warrants issued with Series E Preferred Stock	–	–	-	-	–	–	(31,106,896)	31,106,896	–	–

Issuance of Series F Preferred Stock, net of fees	–	-	381	3	-	-	1,644,215	-	-	1,644,218

Warrants issued with Series F Preferred Stock	–	-	-	-	–	–	(1,492,464)	1,492,464	–	-

Issuance of Series E Preferred for debt and accounts payable	687	7	-	-	–	–	3,437,728	–	–	3,437,735

Conversion of Series C Preferred stock for common stock	–	–	-	-	433,334	2,600	(2,600)	–	–	–

Conversion of Series D Preferred stock for common stock	–	–	-	-	25,000	150	(150)	–	–	–

Conversion of Series E Preferred stock for common stock	(2)	–	-	-	20,000	120	(120)	–	–	–

Warrants issued for settlement of liability	–	–	-	-	–	–	–	1,494,469	–	1,494,469

Shares issued for settlement of litigation	–	–	-	-	210,084	1,261	248,739	–	–	250,000

Shares issued for License Agreement	–	–	-	-	51,988	312	74,688	–	–	75,000

Accrued dividend	–	–	-	-	–	–	–	–	(1,064,141)	(1,064,141)

Share based compensation	–	–	-	-	–	–	1,445,138	–	–	1,445,138

Cancellation of Series E Preferred Stock	(9)	–	-	-	–	–	(46,311)	–	–	(46,311)

Repurchase of common stock for settlement, related party	–	–	-	-	(500,000)	(3,000)	(247,000)	–	–	(250,000)

Net loss	–	–	-	-	–	–	–	–	(16,754,957)	(16,754,957)

Balance, December 31, 2018	3,488	$35	381	$3	10,761,684	$64,570	$(5,383,913)	$34,093,829	$(25,847,805)	$2,926,719

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017

Cash Flows Used in Operating Activities:

Net loss	$(16,754,957)	$(6,219,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,445,138	424,784
Common shares issued to third party for services	-	1,404,157
Loss on note settlement with issuance of preferred shares	375,000	-
Common shares issued to license agreement	75,000	-
Goodwill and intangible assets impairment	5,175,716	-
Amortization of intangibles	330,396	450,903
Amortization of debt discount	113,171	49,041
Depreciation	2,590	-
Non-cash interest expense	36,729	-
Loss on settlement	874,697
Bad debt expense	68,072	-
Impairment of inventory	123,711	-
Changes in operating assets and liabilities:
Accounts receivable	(116,361)	-
Inventory	(204,369)	-
Prepaid expenses and other assets	(450,577)	161,164
Accounts payable	(703,154)	425,339
Accrued expenses	131,837	837,714
Accrued fee payable	(320,000)	-
Due to related party	185,928	1,205,561

Net Cash Used in Operating Activities	(9,611,433)	(1,260,685)

Cash Flows Used in Investing Activities:
Purchase of furniture and fixtures	(74,364)	-
Purchase of intangible assets	-	(375,000)

Net Cash Used in Investing Activities	(74,364)	(375,000)

Cash Flows Provided By Financing Activities:

Proceeds from sale of preferred stock, net offering expenses	13,891,543	-
Proceeds from sale of common stock to related party	-	250,000
Proceeds from notes payable due to related party	-	500,000
Repurchase of common stock for settlement, related party	(250,000)	-
Proceeds from convertible notes due to related parties, net	-	790,073
Proceeds from exercise of warrants for common stock	-	170,643
Payments for notes payable	(143,834)	(24,000)
Loan fees	-	(50,000)

Net Cash Provided by Financing Activities	13,497,709	1,636,716

Net increase in cash	3,811,912	1,031

Cash – Beginning of Period	106,378	105,347
Cash - End of Period	$3,918,290	$106,378

Supplementary Cash Flow Information:
Income taxes paid	$-	$800

Non-cash Investing and Financing Activities:
Issuance of warrants for liabilities, related party	$1,494,469	$-
Common stock issued for settlement of accrued expenses	$-	$976,714
Return of common stock for other assets	$-	$31,404
Adjustment to goodwill	$-	$55,247
Assumption of liabilities for acquisition of assets	$-	$320,000
Warrants issued with convertible debt as loan fee	$-	$112,210
Non-cash retrospective adjustment	$-	$141,723
Preferred share settlement of debt and accrued liabilities	$3,437,735	$-
Issuance of warrants	$32,599,360	$-
Accrued dividends	$1,064,141	$-
Cancellation of Series E Preferred Stock	$46,311	$-
Goodwill reclassified to inventory	$160,800	$-
Shares issued for settlement of litigation	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 – organization and business operations

Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”) is an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases. We are focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

Our mission is to provide effective and patient centric treatment for hypertension and resistant hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of our TCS system is DyrctAxess, our patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia. Prestalia was developed in coordination with Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform which, as noted above, we acquired in 2017.

We have discontinued all significant clinical development and are evaluating disposition options for all of our development assets, including: (i) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103; (ii) CEQ508, an oral delivery of small interfering RNA (“siRNA”) against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis (“FAP”); (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer; (iv) CEQ608 and CEQ609, an oral delivery of IL-6Ra tkRNAi against irritable bowel disease (IBD) gene targets, which could significantly reduce colon length and abolish the IL-6Rα message in proximal ileum; (v) Claudin-2 strains which (CEQ631 and CEQ632) significantly reduce Claudin-2 mRNA expression and protein levels in the colon as well as attenuation of the disease phenotype and enhance survival; (vi) MIP3a therapeutic strains CEQ631 and CEQ632 which also resulted in a significant reduction in sum pathology scores and reduction in MIP3a mRNA expression. We plan to license or divest these development assets since they no longer align with our focus on the treatment of hypertension.

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, with a focus on developing our technology and TCS. We intend to create value through the continued commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

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

In the second quarter of 2018, we raised approximately $12.2 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock. In July and November 2018, we raised approximately $1.7 million net of fees and expenses, from a private placement of our newly created Series F Convertible Preferred Stock. The use of funds from the raise was used for the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. We plan to license or divest our other pharmaceutical assets and halt any other development programs, since they no longer align with our focus on the treatment of hypertension.

Change of Company Name and OTC Markets Symbol

On October 4, 2018, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of our company from “Marina Biotech, Inc.” to “Adhera Therapeutics, Inc.” The change of name was effective October 9, 2018.

Following the name change from Marina Biotech, Inc. to Adhera Therapeutics, Inc., our common stock, par value $0.006 per share, began trading on the OTCQB tier of the OTC Markets under the symbol “ATRX”.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, IThena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, we had a significant accumulated deficit of approximately $26 million and working capital of approximately $2.5 million. For the year ended December 31, 2018, we had a loss from operations of approximately $15.8 million and negative cash flows from operations of approximately $9.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the out-licensing or sale of our licensed assets and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April and May 2018, we raised approximately $12.2 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock and warrants to purchase shares of our common stock. Further, in July 2018, we raised an additional $1.4 million net proceeds from the private placement of our Series F Convertible Preferred Stock. On November 9, 2018, we sold 73 shares of our Series F Preferred Stock for total net proceeds of approximately $0.31 million. For our assessment as of December 31, 2018, we have considered the amount raised and we will continue to reassess our ability to address the going concern. We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include valuation allowance for accounts receivable and deferred income tax assets, legal contingencies and fair value of financial instruments. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of December 31, 2018 or 2017.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2018, the Company had a cash balance of approximately $3.7 million in excess of the federal insurance limit.

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. There were no liabilities measured at fair value as of December 31, 2018 or 2017.

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

On September 30, 2018, the Company determined that goodwill was impaired and, as a result, a loss on impairment of $3,502,831 was recognized for the year ended December 31, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the year ended December 31, 2017.

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

On September 30, 2018, the Company determined that the intangible asset from the merger was impaired and, as a result, a loss on impairment of $1,291,200 was recognized for the year ended December 31, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the year ended December 31, 2017.

On December 31, 2018, the Company determined that a portion of the remaining intangible asset balance was impaired, resulting in an additional loss on impairment of $381,685, and a total impairment of approximately $1,672,885 for the year ended December 31, 2018.

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

During the year ended December 31, 2018, management determined certain costs related to the sales of Prestalia, specifically, costs associated with free product, should be classified as cost of goods sold and not revenue reductions. For the year ended December 31, 2018, the Company recognized approximately $59,000 for such items. Consistent with the accounting during the third quarter of 2018, the Company recorded an estimate of unrealized revenue reductions, and the related liability, for bottles sold to pharmacies but not yet prescribed.

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

Distribution Service Fees

The Company includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue. The Company calculates accrued distribution service fee estimates using the most likely amount method. The Company accrues estimated distribution fees based on contractually determined amounts, typically as a percentage of revenue. Accrued distribution service fees are included in “accrued expenses” on the consolidated balance sheet.

Patient Access Programs

The Company offers discounts to patients under which the patient receives a discount on his or her prescription. In circumstances when a patient’s prescription is rejected by a third-party payer, the Company will pay for the full cost of the prescription. The Company reimburses pharmacies for this discount directly or through third-party vendors. The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received. The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors or pharmacies that have not yet been prescribed/dispensed to a patient. The Company calculates accrued co-pay and other patient assistance fee estimates using the expected value method. The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Accrued co-pay and other patient assistance fees are included in “accrued expenses” on the consolidated balance sheet. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date. Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient. The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy and are settled through the issuance of a credit to the customer. The Company calculates sales returns using the expected value method. The estimate of the provision for returns is based upon industry experience. This period is known to the Company based on the shelf life of medicines at the time of shipment. The Company records sales returns in “accrued expenses” and as a reduction of revenue.

Shipping Fees

The Company includes fees incurred by pharmacies for shipping medicines to patients as a reduction to revenue. The Company calculates accrued shipping fee estimates using the expected value method. The Company records accrued shipping fees in “accrued expenses” on the consolidated balance sheet.

Customers Concentration

The Company sells its prescription drug (Prestalia) directly to specialty contracted retail pharmacies and indirectly through wholesalers. For the year ended December 31, 2018, the Company’s three largest customers accounted for approximately 37%, 32%, and 17%, respectively, of the Company’s total gross sales. The Company works with a third-party pharmacy network manager to attract, retain, and manage the Company’s pharmacy customers and distribution channels. Approximately 68% of 2018 gross sales were made to customers associated with or related to the Company’s third-party pharmacy network manager. The Company had no significant sales for the year ended December 31, 2017.

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

During the year ended December 31, 2018, Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the Company’s DiLA2 delivery system in exchange for an upfront payment of approximately $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has not completed, and will not complete, certain performance obligations under the agreement and accordingly has classified the $200,000 payment in accrued liabilities as of December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under ASU No. 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. ASU No. 2016-02 becomes effective for the Company beginning in the first quarter of 2019. The guidance can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted. The Company will adopt this standard in the first quarter of 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The Company does not expect the adoption will have a material impact on its consolidated statement of operations. However, the new standard requires the Company to establish approximately $250,000 of liabilities and corresponding right-of-use assets of approximately $242,000 on its consolidated balance sheet for operating leases on rented office properties that existed as of the January 1, 2019, adoption date. The Company also expects to elect to not recognize lease assets and liabilities for leases with a term of twelve months or less.

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

	Year Ended December 31,
	2018	2017

Stock options outstanding	5,613,057	745,707
Warrants	36,267,329	2,559,612
Shares to be issued upon conversion of notes payable	-	319,617
Restricted common stock	-	-
Series E Preferred Stock	34,880,000	-
Series F Preferred Stock	3,810,000	-
Total	80,570,386	3,624,936

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

NOTE 3 – Inventory

Inventory consists of raw material and finished goods stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items.

Inventory consisted of the following as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017

Raw Materials	$147,139	$-
Finished Goods	94,319	-
Inventory, Net	$241,458	$-

During the years ended December 31, 2018 and 2017, the Company recorded a related charge to cost of goods sold for obsolete inventory of $123,711 and $0, respectively.

NOTE 4 – PREPAID AND OTHER ASSETS

Prepaid expenses and other assets at December 31, 2018 and December 31, 2017 included prepaid insurance of $179,145 and $0, respectively, and deposits with third-party co-pay program managers of $158,000 and $0, respectively. The deposits with co-pay program managers are used to fund patient’s insurance co-pay support, for a specified period of time, with any unused amounts refunded to the Company.

Note 5 - Intangible Assets

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

The purchase price of $620,000 was allocated based on a preliminary estimate of the fair value of the assets acquired and was included in intangible assets as of December 31, 2017. During the year ended December 31, 2018, the allocation of the purchase price was finalized which resulted in $160,800 of the price being allocated to raw materials received from Symplmed, and the remaining $459,200 being allocated to intangible assets.

Further, we hired a Chief Commercial Officer, who was the President and Chief Executive Officer of Symplmed, which appointment became effective in June 2017. We also agreed in such offer letter to issue 60,000 restricted shares of our common stock under our 2014 Long-Term Incentive Plan to our Chief Commercial Officer, with all of such shares vesting on the six (6) month anniversary of the date of grant. These shares were fully vested on December 31, 2017. This Chief Commercial Officer resigned in January 2019.

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

Intangible Asset Summary

The following table summarizes the balances as of December 31, 2018 of the identifiable intangible assets acquired, their useful life, and annual amortization, prior to impairment:

	Net Book Value December 31, 2018	Remaining Estimated Useful Life (Years)	Annual Amortization Expense

Intangible asset - Prestalia	324,705	5.00	94,177
Intangible asset - DyrctAxess	67,187	12.59	5,357
Total	$391,892		$99,534

On September 30, 2018, the Company determined that the intangible asset from the Merger was impaired and, as a result, a loss on impairment of approximately $1,291,200. On December 31, 2018, the Company determined that the remaining balance was impaired, resulting in an additional loss on impairment of $381,685, and a total impairment of $1,672,885 for the year ended December 31, 2018.

Amortization expense was $330,396 and $450,903 for the year ended December 31, 2018 and 2017, respectively.

Note 6 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly-owned by one of the Company’s former Board members, namely Vuong Trieu, Ph.D., effective November 15, 2016. Autotelic Inc. currently owns less than 5% of the Company. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA included personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA required a 90-day written termination notice in the event either party requires to terminate such services. We and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. Dr. Trieu resigned as a director of our company effective October 1, 2018.

During the period commencing November 15, 2016 (the “Effective Date”) and ending on the date that the Company had completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10 million (the “Equity Financing Date”), the Company paid Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus 100% markup in warrants for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants were issued. The Company also paid Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share was calculated based on the Black-Scholes model.

After the Equity Financing Date, the Company paid Autotelic Inc. a cash amount equal to the actual labor cost plus 100% mark up of provided services and 20% mark up of provided services by third party contractors or material used in connection with the performance of the contracts, including but not limited to clinical trial, non-clinical trial, Contract Manufacturing Organizations (“CMO”), FDA regulatory process, Contract Research Organizations (“CRO”) and Chemistry and Manufacturing Controls (“CMC”).

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the year ended December 31, 2018 and 2017, Autotelic Inc. billed a total of $795,228 and $791,889, respectively, including personnel costs of $531,794 and $558,098, respectively. An unpaid balance of $4,392 and $730,629 is included in due to related party in the accompanying balance sheet as of December 31, 2018 and 2017, respectively.

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock to settle accounts payable of $812,967 and Warrants to purchase up to 1,345,040 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $739,772, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the securities that were issued to investors in the offering (See Note 6). The warrants have a five-year term, an initial exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of debt of $754,697, which is included in the loss on settlement in the consolidated statements of operations.

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

On June 28, 2018, the Board appointed Mr. Moscato to serve as a member of the Board, effective July 1, 2018.

On September 24, 2018, we entered into an employment agreement with R. Eric Teague pursuant to which Mr. Teague began serving as our Chief Financial Officer. In connection with the appointment of Mr. Teague as our Chief Financial Officer, Amit Shah, our prior Chief Financial Officer, resigned from such position, effective September 24, 2018.

Mr. Teague, Mr. Moscato, and Mr. Emerson resigned subsequent to December 31, 2018 (See Note 13 - Subsequent Events).

Issuance of Preferred Stock and Warrants to Directors

In April 2018, and in connection with the closing of our private placement on that date, we entered into Compromise and Settlement Agreements with four of the then current members of our Board of Directors and one former member of our Board of Directors pursuant to which we agreed to issue to such directors an aggregate of 58.25 shares of Series E Preferred Stock and Warrants to purchase up to 436,875 shares of common stock to satisfy accrued and unpaid fees owed to such directors for service as members of the Board of Directors during the period ending on December 31, 2017 in the aggregate amount of approximately $291,250. The securities that were issued to the directors, which were issued upon the closing of our private placement described above, have the same terms and conditions as the securities that were issued to investors in the offering. Additionally, we paid an aggregate of $95,000 to assist in tax liabilities arising from these transactions.

Omnibus Settlement Agreement with Vuong Trieu, Ph.D. and Affiliated Entities

On October 1, 2018, we entered into an Omnibus Settlement Agreement (the “Settlement Agreement”) with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of the Board, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. At the same time, and in connection therewith, we also entered into an Agreement and Release with each of Dr. Trieu and Falguni Trieu (the “Individual Releases”) and entered into an Agreement and Release with each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (collectively, the “Entity Releases”). We also delivered a release (the “Company Release”) to Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. Pursuant to the Settlement Agreement, we agreed to make a payment to Dr. Trieu in the amount of $10,000 in consideration for Dr. Trieu entering into the Individual Releases between Dr. Trieu and our company. Dr. Trieu also agreed to sell, and we agreed to purchase, from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock in consideration of an aggregate purchase price of $250,000. Additionally, each of Dr. Trieu, Autotelic Inc., Autotelic LLC, Oncotelic, Inc. and LipoMedics, Inc. agreed to certain restrictions on sale, transfer or assignment of our common stock.

Furthermore: (i) we and Autotelic Inc. agreed that the Master Services Agreement, dated as of November 15, 2016, by and between our company and Autotelic Inc., shall be terminated as of October 1, 2018; (ii) we and Autotelic BIO agreed that the Term Sheet, entered into as of January 11, 2018, by and between our company and Autotelic BIO, shall be terminated immediately; (iii) we and Oncotelic, Inc. confirmed that the License Agreement, dated July 17, 2017, by and between our company and Oncotelic Inc. was terminated effective May 15, 2018; and (iv) we and Lipomedics, Inc. agreed that the License Agreement, dated as of February 6, 2016, by and between our company and Lipomedics, Inc. would remain in effect.

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

Transactions with BioMauris, LLC/Erik Emerson

During the year ended December 31, 2018, we paid a total of $572,381 for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a current director of Adhera, is Executive Chairman.  A total of $23,585 was due BioMauris, LLC as of December 31, 2018.  In addition, during the year ended December 31, 2018, we paid a total to BioMauris, LLC of $62,576 related to Acutus Medical, which entity owns an equity interest in BioMauris, LLC.

Transactions Involving Robert Moscato

During the year ended December 31, 2018, we paid a total of $15,983 to an entity owned and operated by the wife of Robert Moscato, our former CEO, which entity rendered interior design services to our company.

Note 7 - Notes Payable

Following is a breakdown of notes payable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Notes payable	$-	$97,523
Convertible notes payable	-	346,700
Total notes payable	$-	$444,223

Notes payable - related parties	-	$93,662
Convertible notes payable - related parties (net of debt discount of $0 and $113,170 as of December 31, 2018 and December 31, 2017, respectively)	-	1,368,378
Total notes payable - related parties	$-	$1,462,040

Note Payable - Service Provider

In December 2016, we entered into an Agreement and Promissory Note with a law firm for past services performed totaling $121,523. The note called for monthly payments of $6,000 per month, beginning with an initial payment on March 31, 2017. The note was unsecured and non-interest bearing. The note was paid in full in May 2018. The balance due on the note was $0 and $97,523 as of December 31, 2018 and 2017, respectively.

Note Purchase Agreement and Amendment

In July 2017, we entered into an amendment agreement (the “Amendment Agreement”) with the holders (such holders, the “June 2016 Noteholders”) of the promissory notes that we issued in June 2016 to Noteholders (the “2016 Notes”) with respect to the 2016 Notes and the warrants to purchase shares of our common stock that are held by the June 2016 Noteholders and that were originally issued pursuant to a certain Note and Warrant Purchase Agreement dated as of February 10, 2012 by and among Adhera, MDRNA, Cequent and the purchasers identified on the signature pages thereto (as amended from time to time), to, among other things, extend the maturity date of the 2016 Notes to December 31, 2017, to provide for the issuance of consideration securities at a cost of $375,000 (“Consideration Securities”) and to extend the price protection applicable to certain of the warrants held by the June 2016 Noteholders with respect to dilutive offerings afforded thereunder to February 10, 2020. Refer to our Form 10-Q for the six months ended June 30, 2017 for a more detailed discussion and additional terms for the 2016 Notes.

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

As of December 31, 2018 and 2017, the accrued interest expense on the 2016 Notes amounted to $0 and $46,700, respectively, with a total balance of principal and interest of $0 and $346,700, respectively.

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

As of December 31, 2018 and 2017, the accrued interest expense on the 2017 Notes amounted to $0 and $11,365, respectively, with a total balance of principal and interest of $0 and $411,365, respectively, and is included in notes payable - related parties on the accompanying balance sheet.

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

Convertible Notes Payable

In July 2016, IThena issued convertible promissory notes with an aggregate principal balance of $50,000 to certain related-party investors. Borrowings under each of these convertible notes bore interest at 3% per annum and these notes mature on December 31, 2018. Upon the completion of certain funding events, IThena had the right to convert the outstanding principal amount of these notes into shares of IThena’s common stock. The notes were assumed by Autotelic Inc. on November 15, 2016 as part of its acquisition of the technology asset (IT-101).

In November 2017, the Company issued a convertible promissory note with a related party (a trust affiliated with Isaac Blech, a member of our Board of Directors) for $500,000 (the “Blech Note”), with annual interest at 8%, maturing on March 31, 2018, and convertible at the price equal to any financing transaction involving the sale by the Company of its equity securities yielding aggregate gross proceeds to the Company of not less than $5 million. The note included warrants issued to the placement agent to purchase 66,667 shares of the Company’s common stock, with a 5-year term and an exercise price of $0.75.

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

The Blech Note included a debt discount of $162,210 consisting of loan costs of $50,000 and the fair value of the warrants of $112,210. Total amortization of this debt discount was $113,171 for the year ended December 31, 2018, with a remaining unamortized value of $0. Total principal and interest was $0 and $504,274 as of December 31, 2018 and 2017, respectively, and is included in notes payable - related parties on the accompanying balance sheet.

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

Accrued interest on the Line Letter was $0 and $25,836 as of December 31, 2018 and 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheets.

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

The balance under the line was $0 and $93,662, respectively, including accrued interest of $0 and $2,847 as of December 31, 2018 and 2017, respectively, and is included in notes payable - related parties on the accompanying consolidated balance sheet.

Note 8 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”).

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

As of December 31, 2018 and December 31, 2017, 100 and 750 shares, respectively, of Series C Preferred remained outstanding.

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

As of December 31, 2018 and December 31, 2017, 40 and 60 shares, respectively, of Series D Preferred remained outstanding.

Series E Convertible Preferred Stock Private Placement

In April and May 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812 shares of our Series E Preferred, at a purchase price of $5,000 per share of Series E Preferred. Each share of Series E Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Series E Preferred, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series E Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series E Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

We received net proceeds of approximately $12.2 million from the sale of the Series E Preferred, after deducting placement agent fees and estimated expenses payable by us of approximately $2.0 million associated with such closing. We intend to use the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.

In October 2018, an investor converted 2 shares of Series E Preferred into 20,000 shares of our common stock.

We accrued dividends on the Series E Preferred of $974,247 for the year ended December 31, 2018. No similar dividends were accrued in 2017.

Series F Convertible Preferred Share Private Placement

In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F Preferred, at a purchase price of $5,000 per share of Series F Preferred. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series F Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

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

On November 9, 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 73 shares of our Series F Preferred Stock, at a purchase price of $5,000 per share of Preferred Stock. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. We received total net proceeds of approximately $0.31 million from the issuance of the securities described above, after deducting placement agent fees and estimated expenses payable by us associated with such closing. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 73,000 shares of our common stock. The Warrant has a five-year term and an exercise price of $0.55 per share.

We accrued dividends on the Series F Preferred of $89,894 for the year ended December 31, 2018. No similar dividends were accrued in 2017.

Stock Option Grants

In July 2018, we granted our Chief Executive Officer, Robert Moscato, Jr., 1,500,000 stock options; Uli Hacksell, Ph. D., the Chairman of our Board, 1,000,000 stock options, Erik Emerson, our Chief Commercial Officer, 1,125,000 stock options, and Jay Schwartz, our SVP of Commercial Operations, 250,000 stock options.

In September 2018, we granted our Chief Financial Officer, Eric Teague, 450,000 stock options.

Subsequent to December 31, 2018, Mr. Moscato, Mr. Emerson, and Mr. Teague resigned (See Note 13 – Subsequent Events). All vested options held by Mr. Teague are set to expire 90 days after his resignation date and all vested options held by Mr. Moscato are set to expire 12 months after his resignation date.

During the three months ended December 31, 2018, we granted an aggregate of 260,000 stock options to employees.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “ATRX”. We currently have 10,761,684 shares of our common stock outstanding.

Stock Issuances

In addition to the common stock and preferred stock issuances described above, we issued the following shares of common stock during the year ended December 31, 2018.

As discussed in Note 11, in May 2018, we issued to Novosom 51,988 shares of our common stock as additional consideration pursuant to the Asset Purchase Agreement, dated as of July 27, 2010, between our company and Novosom. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017.

As discussed in Note 10 in April 2018, we entered into a Stipulation of Settlement with Vaya Pharma and issued a total of 210,084 shares of our common stock with a fair value of $250,000.

In May 2018, an investor converted 20 shares of Series D Preferred into 25,000 shares of common stock.

In June 2018, an investor converted 650 shares of Series C Preferred stock into 433,334 shares of our common stock.

In October 2018, an investor converted 2 shares of Series E convertible preferred stock into 20,000 shares of our common stock.

As discussed in Note 6, on October 1, 2018, we entered into a Settlement Agreement with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of our Board of Directors, which included the Company repurchasing 500,000 shares of our common stock from Dr. Trieu for $250,000.

Warrants

As of December 31, 2018, there were 36,267,329 warrants outstanding, with a weighted average exercise price of $0.79 per share, and annual expirations as follows:

Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	66,667
Expiring in 2023	33,729,180
Expiring thereafter	338,653
36,267,329

The above includes 29,135,560 warrants issued in April and May 2018 in connection with our Series E Preferred Stock offering with a fair value of $31,106,896 and 3,238,500 warrants issued with our Series F Preferred Stock offering with a fair value of $1,492,464 which are reflected in additional paid-in capital and additional paid in capital-warrants on the accompanying consolidated statement of stockholders’ equity. The warrants have a five-year term and an initial exercise price of $0.55. There was no expense related to these warrants.

Additionally, the above includes 1,345,040 warrants issued to Autotelic, Inc. in April 2018 to satisfy accrued and unpaid fees in the aggregate amount of approximately $739,772, and other liabilities, owed to Autotelic Inc. as of March 31, 2018. The warrants have a five-year term, an initial exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of liability of $754,697.

The above includes price adjustable warrants totaling 1,895,013.

A total of 339,702 warrants expired during the year ended December 31, 2018.

Note 9 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the year-ended December 31, 2018:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	745,707	$8.84
Options granted	4,984,000	0.66
Options expired / forfeited	(116,650)	54.29
Outstanding, December 31, 2018	5,613,057	0.83
Exercisable, December 31, 2018	1,636,664	$0.93

The following table summarizes additional information on Adhera’s stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.98	4,965,000	8.66	$0.64	1,467,500	$0.73
$1.00	7,000	2.88	$1.00	7,000	$1.00
$1.50 - $1.80	493,207	8.68	$1.79	134,314	$1.78
$2.60 - $8.20	135,200	3.52	$2.77	15,200	$4.48
$10.70 - $22.00	12,650	0.75	$10.92	12,650	$10.92

Totals	5,613,057	8.97	$0.83	1,636,664	$0.93

Weighted-Average Exercisable Remaining Contractual Life (Years) 8.03

In January 2018, the Company granted a total of 19,000 stock options to directors and officers for services. The options have an exercise price of $1.56 and a five-year term.

In May 2018, the Company granted a total of 380,000 stock options to departing directors and officers for services. The options have an exercise price of $0.98 and a five-year term.

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

During the three months ended December 31, 2018, we granted an aggregate of 260,000 stock options to employees at exercise prices ranging from $0.31 to $0.53 per share with a 10-year term. The options vest at a rate of one-third at the end of each annual anniversary over three years from the grant date.

As of December 31, 2018, we had $1,185,627 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $1,445,138 and $178,784 for the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the intrinsic value of options outstanding or exercisable was $0 as there were no options outstanding with an exercise price less than $0.28, the per share closing market price of our common stock at that date.

Note 10 - Intellectual Property and Collaborative Agreements

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

Agreement with Autotelic BIO

On January 11, 2018, we entered into a binding agreement with Autotelic BIO (“ATB”) pursuant to which, among other things, and subject to the satisfaction of certain conditions on or prior to January 15, 2019, we shall grant to ATB a perpetual exclusive right of development and marketing of our IT-103 product candidate, which is a fixed dose combination of celecoxib and olmesartan medoxomil, at the currently approved dose/approved indications only for celecoxib for combined hypertension and arthritis only, with such right extending throughout the entire world (excluding the United States and Canada, and the territories of such countries). The grant of the license would be memorialized in a definitive license agreement to be entered into between the parties. On October 1, 2018, we and ATB agreed to terminate this arrangement.

Autotelic LLC, an entity that owns approximately 22% of the issued and outstanding shares of our common stock and of which Dr. Trieu serves as Chief Executive Officer, owns approximately 19% of the issued and outstanding shares of the common stock of ATB.

License of DiLA2 Assets

On March 16, 2018, Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has not completed, and will not complete, certain performance obligations under the agreement and accordingly has classified the $200,000 payment in accrued liabilities as of December 31, 2018.

Asset Purchase Agreement

In July 2017, Adhera entered into an Asset Purchase Agreement with Symplmed Pharmaceuticals LLC and its wholly-owned subsidiary Symplmed Technologies, LLC pursuant to which the Company purchased from the Sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the Sellers relating to the Sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care (see Note 5).

Note 11 - Commitments and Contingencies

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

We had been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint had been filed in the Supreme Court of the State of New York, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we are only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement pursuant to which we issued to Vaya Pharma in April, 2018, 210,084 shares of our common stock with a fair value of $250,000, which shares were issued in April of 2018. We accrued $0 and $250,000, as of December 31, 2018 and 2017, respectively, and such amount was included in accrued expenses on the accompanying consolidated balance sheets.

Leases

We have entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we lease our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on October 1, 2018. Our base monthly rent for such space is currently $6,457.92, which amount will increase to $7,057 for the final month of the term. Other than the lease for our corporate headquarters, we do not own or lease any real property or facilities that are material to our current business operations. As we expand our business operations, we may seek to lease additional facilities of our own in order to support our operational and administrative needs under our current operating plan.

NOTE 12 - INCOME TAXES

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

At December 31, 2017, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $332 million and had available tax credit carry-forwards for federal tax reporting purposes of approximately $10.6 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2038 if not otherwise utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards (a)	$4,109,956	$2,075,529
Tax credit carryforwards (a)	-	-
Depreciation and amortization	2,799,217	3,107,094
Share based compensation	435,770	297,893
Other	248,654	389,146
Total deferred tax assets	7,593,597	5,869,662
Valuation allowance	(7,539,944)	(5,354,880)
Net deferred tax assets	53,653	514,782
Deferred tax liabilities:
Intangible assets	(53,653)	(514,782)
Net deferred tax liabilities	$-	$-

(a)       reflects estimated change of control limitation under Section 382 and 383 of the Internal Revenue Code as of December 31, 2016 due to reverse merger on November 15, 2016.

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $2,185,064 and $1,436,089 during 2018 and 2017, respectively.

In 2018 and 2017, there was income tax expense of $0 and $800, respectively, due to IThena’s income tax due the state of California.

As of the date of this filing, the Company has not filed its 2018 or 2017 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

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

Note 13 - Subsequent Events

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Compensation Increase and Option Grant for Chief Financial Officer

On January 15, 2019, the Board of Directors (the “Board”) of the Company approved an increase of the base salary to be paid to the Chief Financial Officer of the Company (our “CFO”), from $285,000 per year to $305,000 per year, effective immediately. The Board also granted to our CFO options to purchase up to an aggregate of 100,000 shares of the common stock of the Company at an exercise price of $0.32 per share, with 25,000 options being exercisable immediately and with 25,000 options vesting on each of the first, second and third anniversary of the grant date.

Resignation of Chief Commercial Officer

On January 15, 2019, the Board accepted the resignation of the Chief Commercial Officer of the Company (our “former CCO”), effective immediately. He will remain as a member of the Board. Simultaneous with his resignation as our CCO, the Company and our former CCO entered into a Consulting Agreement dated as of January 15, 2019 pursuant to which our former CCO agreed to provide certain consulting services regarding the Company’s FDA-approved Prestalia product for a fee of $3,000 per month.

Resignation of Chief Financial Officer

On March 11, 2019, our CFO submitted his resignation as our CFO and from any other positions (whether as an officer, director or otherwise) that he may hold with the Company or any of its subsidiaries, effective March 22, 2019. The Company anticipates that he will be available to assist in the transition of his ongoing activities on behalf of the Company to his successor following the effective date of his resignation. His services have been retained for the preparation and filing of this document.

Resignation and Appointment of Chief Executive Officer

On April 4, 2019, the Company entered into an employment agreement with our new CEO, Nancy R. Phelan, effective immediately, who was also appointed to serve as Secretary of the Company. In connection with the appointment of our new CEO and Secretary, Robert C. Moscato, Jr. resigned from such positions, and also from his position as a member of the Board of Directors of the Company effective immediately.

The Employment Agreement provides for a three-year term and a base salary of $360,000 per year, which is subject to review and adjustment by the Board from time to time. Our new CEO shall be eligible for an annual discretionary cash bonus with a target of 50% of her base salary, subject to her achievement of any applicable performance targets and goals established by the Board. We granted to our new CEO options to purchase an aggregate of 1,500,000 shares of our common stock, of which 400,000 are exercisable immediately, 600,000 vest on a monthly basis over a two year period beginning on April 4, 2020, and 500,000 vest upon the achievement of certain product sales and stock price targets.

