Form 10-Q
period 2019-03-31
Adhera Therapeutics, Inc.
filed 2019-05-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

As of May 10, 2019, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$1,828,476	$3,918,290
Accounts receivable, net of allowance	39,388	48,289
Inventory	258,007	241,458
Prepaid expenses and other assets	491,177	469,142
Total current assets	2,617,048	4,677,179

Operating lease right of use asset	208,830	-
Furniture and fixtures, net of depreciation	68,852	71,774
Intangible assets, net of amortization	374,317	391,892
Total non-current assets	651,999	463,666

Total assets	$3,269,047	$5,140,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$322,633	$270,138
Due to related party	52,658	27,977
Accrued expenses	850,180	851,870
Current portion of operating lease liability	88,940	-
Accrued dividends	1,445,825	1,064,141
Total current liabilities	2,760,236	2,214,126

Other lease liability, net of current portion	126,540	-
Total liabilities	2,886,776	2,214,126

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-

Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,488 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	35	35

Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 381 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3

Common stock, $0.006 par value; 180,000,000 shares authorized; 10,761,684 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	64,570	64,570
Additional paid-in capital	29,105,306	28,709,916
Accumulated deficit	(28,787,643)	(25,847,805)

Total stockholders’ equity	382,271	2,926,719

Total liabilities and stockholders’ equity	$3,269,047	$5,140,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net sales	$2,881	$-
Cost of sales	116,933	-
Gross loss	(114,052)	-

Operating expenses

Sales, marketing and commercial operations	1,059,222	-
Research and development	-	173,256
General and administrative	1,367,303	919,908
Amortization	17,575	123,261
Total operating expenses	2,444,100	1,216,425

Loss from operations	(2,558,152)	(1,216,425)

Other expense

Interest expense	-	(144,744)
	-	(144,744)

Loss before provision for income taxes	(2,558,152)	(1,361,169)

Provision for income taxes	-	-

Net loss	(2,558,152)	(1,361,169)

Preferred Stock Dividends	(381,686)	-

Net Loss Applicable to Common Stockholders	$(2,939,838)	$(1,361,169)

Net loss Per Share - Common Stockholders - basic and diluted	$(0.27)	$(0.13)

Weighted average shares outstanding- basic and diluted	10,761,684	10,521,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Total

Balance, December 31, 2017	-	$-	-	$-	10,521,278	$63,127	$8,413,823	$-	$(8,028,707)	$448,243

Share based compensation	-	-	-	-	-	-	118,879	-	-	118,879

Net loss	-	-	-	-	-	-	-	-	(1,361,169)	(1,361,169)

Balance, March 31, 2018	-	$-	-	$-	10,521,278	$63,127	$8,532,702	$-	$(9,389,876)	$(794,047)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Total
Balance, December 31, 2018	3,488	$35	381	$3	10,761,684	$64,570	$(5,383,913)	$34,093,829	$(25,847,805)	$2,926,719

Accrued dividend	-	-	-	-	-	-	-	-	(381,686)	(381,686)

Share based compensation	-	-	-	-	-	-	395,390	-	-	395,390

Net loss	-	-	-	-	-	-	-	-	(2,558,152)	(2,558,152)

Balance, March 31, 2019	3,488	$35	381	$3	10,761,684	$64,570	$(4,988,523)	$34,093,829	$(28,787,643)	$382,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash Flows Used in Operating Activities:

Net loss	$(2,558,152)	$(1,361,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	395,390	118,879
Amortization of intangibles	17,575	123,261
Depreciation	2,922	-
Non-cash interest expense	-	144,744
Non-cash lease expense	30,938	-
Deferred revenue	-	200,000
Changes in operating assets and liabilities:
Accounts receivable	8,901	-
Inventory	(16,549)	-
Prepaid expenses and other assets	(22,035)	(80,571)
Accounts payable	52,495	428,906
Accrued expenses	4,862	47,816
Due to related party	24,681	319,524
Lease liability	(30,842)	-

Net Cash Used in Operating Activities	(2,089,814)	(58,610)

Net decrease in cash	(2,089,814)	(58,610)

Cash – Beginning of Period	3,918,290	106,378
Cash - End of Period	$1,828,476	$47,768

Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$239,768	$-
Accrued dividends	$381,686	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform which, we acquired in 2017.

We have discontinued all significant clinical development and are evaluating disposition options for all of our development assets, including: (i) our next generation celecoxib program drug candidates for the treatment of acute and chronic pain, IT-102 and IT-103; (ii) CEQ508, an oral delivery of small interfering RNA against beta-catenin, combined with IT-102 to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis; (iii) CEQ508 combined with IT-103 to treat Colorectal Cancer; (iv) CEQ608 and CEQ609, an oral delivery of IL-6Ra tkRNAi against irritable bowel disease (IBD) gene targets, which could significantly reduce colon length and abolish the IL-6Rα message in proximal ileum; (v) Claudin-2 strains which (CEQ631 and CEQ632) significantly reduce Claudin-2 mRNA expression and protein levels in the colon as well as attenuation of the disease phenotype and enhance survival; (vi) MIP3a therapeutic strains CEQ631 and CEQ632 which also resulted in a significant reduction in sum pathology scores and reduction in MIP3a mRNA expression. We plan to license or divest these development assets since they no longer align with our focus on the treatment of hypertension.

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, while continuing to develop our technology platform and TCS. We intend to create value through the expanded commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

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

In the second quarter of 2018, we raised approximately $12.2 million, net of fees and expenses, from a private placement of our newly created Series E Convertible Preferred Stock. In July and November 2018, we raised approximately $1.7 million net of fees and expenses, from a private placement of our newly created Series F Convertible Preferred Stock. The use of funds from the raises was used for the commercialization of Prestalia, funding working capital, capital expenditure needs, payment of certain liabilities and other general corporate requirements. We plan to license or divest our other pharmaceutical assets and halt any other development programs, since they no longer align with our focus on the treatment of hypertension.

Change of Company Name and OTC Markets Symbol

On October 4, 2018, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name from “Marina Biotech, Inc.” to “Adhera Therapeutics, Inc.” The change of name was effective October 9, 2018.

Following the name change from Marina Biotech, Inc. to Adhera Therapeutics, Inc., our common stock, par value $0.006 per share, began trading on the OTCQB tier of the OTC Markets under the symbol “ATRX”.

Reverse Stock Split

In August 2017, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our issued and outstanding shares of common stock. Our common stock commenced trading on the OTCQB tier of the OTC Markets on a split-adjusted basis on Thursday, August 3, 2017. Unless indicated otherwise, all share and per share information included in these condensed consolidated financial statements and Notes to the Condensed Consolidated Financial Statements give effect to the reverse split.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, we had a significant accumulated deficit of approximately $28.8 million and negative working capital of approximately $0.1 million. For the three months ended March 31, 2019, we had a net loss from operations of approximately $2.6 million and negative cash flows from operations of approximately $2.1 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for Prestalia, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, cash generated from the out-licensing or sale of our licensed assets and, to a lesser extent, equipment financing facilities and secured loans. We will need to raise additional operating capital during the second quarter of 2019 in order to maintain our operations and realize our business plan. Without additional sources of cash and/or deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

In April and May 2018, we raised approximately $12.2 million net proceeds from a private placement of shares of our Series E Convertible Preferred Stock and warrants to purchase shares of our common stock. Further, in July 2018, we raised an additional $1.4 million net proceeds from the private placement of our Series F Convertible Preferred Stock. On November 9, 2018, we sold 73 shares of our Series F Preferred Stock for total net proceeds of approximately $0.31 million. For our assessment as of March 31, 2019, we have considered the amount raised and we will continue to reassess our ability to address the going concern. We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include revenue and related discounts and allowances, valuation allowance for deferred income tax assets, legal contingencies and fair value of financial instruments. Actual results could differ materially from such estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

We consider the fair value of cash, accounts payable, due to related parties, accounts receivable and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our cash is subject to fair value measurement and is determined by Level 1 inputs. We measure the liability for committed stock issuances with a fixed share number using Level 1 inputs. There were no liabilities measured at fair value as of March 31, 2019 or December 31, 2018.

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

During the year ended December 31, 2018, we determined that goodwill was impaired and, as a result, a loss on impairment of $3.5 million was recognized. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives.

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

During the year ended December 31, 2018, the Company determined that the intangible asset from the Merger was impaired, and, as a result, a loss on impairment of $1,672,885 was recorded. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives.

Revenue Recognition

The Company adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018.

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

During the year ended December 31, 2018, management determined certain costs related to the sales of Prestalia, specifically, costs associated with free product, should be classified as cost of goods sold and not revenue reductions. Consistent with the accounting for the year ended December 31, 2018, the Company recorded an estimate of unrealized revenue reductions, and the related liability, for bottles sold to pharmacies but not yet prescribed.

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

Distribution Service Fees

The Company includes distribution service fees paid for inventory management services as cost of good sold. The Company calculates accrued distribution service fee estimates using the most likely amount method. The Company accrues estimated distribution fees based on contractually determined amounts. Accrued distribution service fees are included in “accrued expenses” on the condensed consolidated balance sheet.

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

Shipping Fees

The Company includes fees incurred by pharmacies for shipping medicines to patients as cost of good sold. The Company calculates accrued shipping fee estimates using the expected value method. The Company records accrued shipping fees in “accrued expenses” on the condensed consolidated balance sheet.

Customers Concentration

The Company sells its prescription drug (Prestalia) directly to specialty contracted retail pharmacies and indirectly through wholesalers. For the three months ended March 31, 2019, the Company’s three largest customers accounted for approximately 56%, 26%, and 18%, respectively, of the Company’s total gross sales. The Company works with a third-party pharmacy network manager to attract, retain, and manage the Company’s pharmacy customers and distribution channels. All of 2019 gross sales were made to customers associated with or related to the Company’s third-party pharmacy network manager. The Company had no significant sales for the three months ended March 31, 2018.

Licensing Agreements

Licensing agreements entered into by the Company, typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

During the year ended December 31, 2018, Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the Company’s DiLA2 delivery system in exchange for an upfront payment of approximately $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has not completed, and will not complete, certain performance obligations under the agreement and accordingly has classified the $200,000 payment in accrued expenses as of March 31, 2019 and December 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under ASU No. 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. ASU No. 2016-02 becomes effective for the Company beginning in the first quarter of 2019. The guidance can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted. The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. However, the new standard required the Company to establish approximately $0.2 million of liabilities and corresponding right-of-use assets of approximately $0.2 million on its condensed consolidated balance sheet for operating leases on rented office properties that existed as of the January 1, 2019, adoption date. The Company elected to not recognize lease assets and liabilities for leases with an initial term of twelve months or less.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (after giving effect of the one for ten reverse stock split that became effective in August 2017) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable. The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018

Stock options outstanding	4,522,807	764,707
Warrants	36,267,329	2,548,481
Shares to be issued upon conversion of notes payable	-	323,404
Series E Preferred Stock	34,880,000	-
Series F Preferred Stock	3,810,000	-
Total	79,480,136	3,636,592

NOTE 2 – Inventory

Inventory consists of raw material and finished goods stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items.

Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Raw Materials	$84,618	$147,139
Finished Goods	173,389	94,319
Inventory, Net	$258,007	$241,458

NOTE 3 – PREPAID AND OTHER ASSETS

Prepaid expenses and other assets at March 31, 2019 and December 31, 2018 included prepaid insurance of $163,777 and $179,145, respectively, and deposits with third-party co-pay program managers of $143,795 and $157,584, respectively. The deposits with co-pay program managers are used to fund patient’s insurance co-pay support, for a specified period of time, with any unused amounts refunded to the Company.

Note 4 - Intangible Assets

Acquisition of Prestalia & DyrctAxess

In June 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which we purchased from Symplmed, for aggregate consideration of approximately $620,000 (consisting of $300,000 in cash plus the assumption of certain liabilities of Symplmed in the amount of approximately $320,000), Symplmed’s assets relating to a single-pill FDC of perindopril arginine and amlodipine besylate known as Prestalia® (“Prestalia”), that has been approved by the FDA for the treatment of hypertension. In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed transferred to us the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 2012, pursuant to which Symplmed has an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales. Management has determined that this acquisition was deemed an asset purchase under FASB ASC 805.

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

Intangible Asset Summary

The following table summarizes the balances as of March 31, 2019, of the identifiable intangible assets acquired, their useful life, and annual amortization:

	Net Book Value March 31, 2019	Remaining Estimated Useful Life (Years)	Annual Amortization Expense

Intangible asset - Prestalia	$308,469	4.76	$64,941
Intangible asset - DyrctAxess	65,848	12.34	5,357
Total	$374,317		$70,298

During the year ended December 31, 2018, we determined that the intangible asset from the merger was impaired, and as a result, we recognized a loss on impairment of $1,672,885. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives.

Amortization expense was $17,575 and $123,261 for the three months ended March 31, 2019 and 2018, respectively.

Note 5 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly-owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA included personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA required a 90-day written termination notice in the event either party requires to terminate such services. We and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. Dr. Trieu resigned as a director of our company effective October 1, 2018.

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

After the Equity Financing Date, the Company paid Autotelic Inc. a cash amount equal to the actual labor cost plus 100% mark up of provided services and 20% mark up of provided services by third party contractors or material used in connection with the performance of the contracts, including but not limited to clinical trial, non-clinical trial, Contract Manufacturing Organizations, FDA regulatory process, Contract Research Organizations and Chemistry and Manufacturing Controls.

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the three months ended March 31, 2019 and 2018, Autotelic Inc. billed a total of $0 and $256,997, respectively, including personnel costs of $0 and $133,633, respectively. An unpaid balance of $4,392 and $4,392 is included in due to related party in the accompanying balance sheets as of March 31, 2019 and December 31, 2018, respectively.

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock to settle accounts payable of $812,967 and Warrants to purchase up to 1,345,040 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $739,772, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The securities that were issued to Autotelic Inc., which were issued upon the closing of the offering described above, have the same terms and conditions as the securities that were issued to investors in the offering (See Note 6). The warrants have a five-year term, an initial exercise price of $0.55, and have a fair value of $1,494,469 resulting in a loss on settlement of debt of $754,697.

Transactions with BioMauris, LLC/Erik Emerson

During the three months ended March 31, 2019 and 2018, we paid a total of $21,690 and $46,532, respectively, for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a current director of Adhera, is Executive Chairman. A total of $48,266 and $23,585 was due BioMauris, LLC as of March 31, 2019 and December 31, 2018, respectively, and is included in due to related party on the accompanying balance sheets.

Option Grant for Former Chief Financial Officer

On January 15, 2019, our Board of Directors (the “Board”) granted to our CFO options to purchase up to an aggregate of 100,000 shares of our common stock at an exercise price of $0.32 per share, with 25,000 options being exercisable immediately and with 25,000 options vesting on each of the first, second and third anniversary of the grant date (See Note 7).

Resignation of Chief Commercial Officer

On January 15, 2019, the Board accepted the resignation of our Chief Commercial Officer (our “former CCO”), effective immediately. He will remain as a member of the Board. Simultaneous with his resignation as our CCO, we and our former CCO entered into a Consulting Agreement dated as of January 15, 2019 pursuant to which our former CCO agreed to provide certain consulting services regarding our FDA-approved Prestalia product for a fee of $3,000 per month. During the three months ended March 31, 2019, the Consulting Agreement was terminated.

Resignation of Chief Financial Officer

On March 11, 2019, our CFO submitted his resignation as our CFO and from any other positions that he may hold with our company or any of its subsidiaries, effective March 22, 2019.

Resignation and Appointment of Chief Executive Officer

On April 4, 2019, the Company appointed Nancy R. Phelan, to serve as CEO and Secretary of the Company, effective immediately. In connection with the appointment Ms. Phelan as our new CEO and Secretary, Robert C. Moscato, Jr. resigned from such positions, and also from his position as a member of the Board of Directors of the Company effective immediately.

In connection with our appointment of Ms. Phelan as our CEO, we granted her options to purchase an aggregate of 1,500,000 shares of our common stock, of which 400,000 are exercisable immediately, 600,000 vest on a monthly basis over a two-year period beginning on April 4, 2020, and 500,000 vest upon the achievement of certain product sales and stock price targets.

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

Series C Preferred

As of both March 31, 2019 and December 31, 2018, 100 shares of Series C Preferred remained outstanding.

Series D Preferred

As of both March 31, 2019 and December 31, 2018, 40 shares of Series D Preferred remained outstanding.

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

We accrued dividends on the Series E Preferred of $344,108 for the three months ended March 31, 2019. No similar dividends were accrued in 2018.

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

We received proceeds of approximately $1.4 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $180,000 associated with such closing. We used the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 308,000 shares of our common stock. The Warrant has a five-year term and an exercise price of $0.55 per share.

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

We accrued dividends on the Series F Preferred of $37,578 for the three months ended March 31, 2019. No similar dividends were accrued in 2018.

Stock Option Grants

During the three months ended March 31, 2019, Mr. Moscato, Mr. Emerson, and Mr. Teague resigned (See Note 5 – Related Party Transactions). All vested options held by Mr. Teague are set to expire 90 days after his resignation date and all vested options held by Mr. Moscato are set to expire 12 months after his resignation date.

During the three months ended March 31, 2019, we granted an aggregate of 135,000 stock options to employees.

Common Stock

Our common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “ATRX”. As of March 31, 2019, we have 10,761,684 shares of our common stock outstanding.

Stock Issuances

We issued no common stock during the three months ended March 31, 2019.

Warrants

As of March 31, 2019, there were 36,267,329 warrants outstanding, with a weighted average exercise price of $0.79 per share, and annual expirations as follows:

Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	66,667
Expiring in 2023	33,729,180
Expiring thereafter	338,653
Total	36,267,329

The above includes price adjustable warrants totaling 34,373,030.

No warrants expired during the three months ended March 31, 2019.

Note 7 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,613,057	$0.83
Options granted	135,000	0.31
Options expired / forfeited	(1,225,250)	1.10
Outstanding, March 31, 2019	4,522,807	0.86
Exercisable, March 31, 2019	1,736,414	$0.90

The following table summarizes additional information on Adhera’s stock options outstanding at March 31, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $0.98	3,875,000	9.85	$0.69	1,567,500	$0.71
$1.00	7,000	2.63	$1.00	7,000	$1.00
$1.50 - $1.80	493,207	8.43	$1.79	134,314	$1.78
$2.60 - $8.20	135,200	3.28	$2.77	15,200	$4.48
$10.70 - $22.00	12,400	0.46	$10.70	12,400	$10.70

Totals	4,522,807	8.60	$0.86	1,736,414	$0.90

Weighted-Average Exercisable Remaining Contractual Life (Years) 7.93

During the three months ended March 31, 2019, we granted an aggregate of 135,000 stock options to employees at exercise prices ranging from $0.28 to $0.34 per share. 35,000 stock options vest at a rate of one-third at the end of each annual anniversary over three years from the grant date and have a 10-year term. 100,000 options vest at a rate of 25,000 upon grant and 25,000 at the end of each annual anniversary over three years from the grant date and have revised 90 day term based on our former CFO’s resignation.

As of March 31, 2019, we had $680,057 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was $395,390 and $118,879 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the intrinsic value of options outstanding or exercisable was $15,100 as there were options outstanding with an exercise price less than $0.40, the per share closing market price of our common stock at that date.

Note 8 - Intellectual Property and Collaborative Agreements

License of DiLA2 Assets

On March 16, 2018, Adhera entered into a Licensing Agreement, whereby Adhera granted exclusive rights to the company’s DiLA2 delivery system in exchange for an upfront payment of $200,000 and further potential future consideration dependent upon event and sales-based milestones. Under the terms of the agreement, Adhera has agreed to assign ownership of the intellectual property associated with the DiLA2 delivery system to the purchaser. The Company has not completed, and will not complete, certain performance obligations under the agreement and accordingly has classified the $200,000 payment in accrued expenses as of March 31, 2019 and December 31, 2018.

Asset Purchase Agreement

In July 2017, Adhera entered into an Asset Purchase Agreement with Symplmed Pharmaceuticals LLC and its wholly-owned subsidiary Symplmed Technologies, LLC pursuant to which the Company purchased from the sellers, for an aggregate purchase price of $75,000 in cash, certain specified assets of the sellers relating to the sellers’ patented technology platform known as DyrctAxess that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care (see Note 4).

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

Paragraph IV Challenge

Our Prestalia product was involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which was pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), was captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex sought a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge was designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product.

Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to pharmaceutical products containing as an active pharmaceutical ingredient perindopril in combination with other active pharmaceutical ingredients, which rights have been licensed to Symplmed Pharmaceuticals) to resolve the challenge in the second quarter of 2017. Such parties, along with us, have reached an agreement on terms that result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. Specifically, the parties have entered into a Confidential Settlement Agreement in connection with the settlement of the matter, pursuant to which, among other things, the parties entered into a Confidential License Agreement, whereby Symplmed, Servier and our company agreed to grant to Apotex a non-transferable, non-sublicensable, perpetual, irrevocable, royalty-free, non-exclusive license to the two patents listed in the FDA Orange Book as having claims covering Prestalia to make, use and market a generic version of Prestalia, or import a generic version of Prestalia from India into the United States, on or after January 1, 2021.

As a result of the foregoing, the matter is now settled.

Litigation Regarding Vaya Pharma

We had been named on a complaint filed in New York State as a defendant in the matter entitled Vaya Pharma, Inc. v. Symplmed Technologies, Inc., Symplmed Pharmaceuticals, Inc., Erik Emerson and Marina Biotech, Inc. While this complaint had been filed in the Supreme Court of the State of New York, we had not been legally served. The complaint alleged, in relevant part, that: (i) the sale by Symplmed Pharmaceuticals, Inc. of its assets related to its Prestalia product, and the sale by Symplmed Technologies, Inc. of its assets related to its DyrctAxess platform, should be set aside pursuant to New York law as they were consummated without fair consideration to the sellers (the “Symplmed Defendants”), and thereby had the effect of fraudulently depriving the creditors of the Symplmed Defendants, including Vaya Pharma, Inc., of funds that could have been used to pay their debts; and (ii) we were liable, as successor, for any and all claims by Vaya Pharma, Inc. against the Symplmed Defendants, though pursuant to the agreement we are only contractually responsible for liabilities that accrue after the parties entered into the agreement for Prestalia and any liabilities that existed prior to the agreement are contractually held by Symplmed. In April 2018, we entered into a Stipulation of Settlement pursuant to which we issued to Vaya Pharma 210,084 shares of our common stock with a fair value of $250,000.

Leases

We have entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we lease our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on October 1, 2018. Our base monthly rent for such space is currently $6,458, which amount will increase to $7,057 for the final month of the term. Other than the lease for our corporate headquarters, we do not own or lease any real property or facilities that are material to our current business operations. As we expand our business operations, we may seek to lease additional facilities of our own in order to support our operational and administrative needs under our current operating plan.

The Company adopted ASU No. 2016-02 on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. However, the new standard required the Company to establish approximately $0.2 million of liabilities and corresponding right-of-use assets of approximately $0.2 million on its condensed consolidated balance sheet for operating leases on rented office properties that existed as of the January 1, 2019, adoption date. The total right-of-use asset was approximately $0.2 million as of March 31, 2019 and is reflected in the operating lease right of use asset on the accompanying condensed consolidated balance sheet. The total related liability was approximately $0.2 million as of March 31, 2019, of which approximately $0.1 million is included in current portion of operating lease liability and approximately $0.1 million is reflected in operating lease liability, net of current portion on the accompanying condensed consolidated balance sheet. The future minimum lease payments as of March 31, 2019 are approximately $0.07 million for the remaining nine months of 2019, $0.08 million for 2020, and $0.07 million for 2021.

Note 10 - Subsequent Events

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. We evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On April 4, 2019, we entered into an employment agreement with our new CEO, Nancy R. Phelan, effective immediately, who was also appointed to serve as our Secretary. In connection with the appointment of our new CEO and Secretary, Robert C. Moscato, Jr. resigned from such positions, and also from his position as a member of our Board of Directors effective immediately (See Note 5 – Related Party Transactions).

In April 2019, we issued 107,846 unregistered shares of our common stock to a holder of our Series E Convertible Preferred Stock in connection with the conversion of $53,923 of “Stated Value” of our Series E Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect management’s current views with respect to future events and financial performance. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
●	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
●	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
●	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	the timing of costs and expenses related to the research and development programs of our company and/or our partners;
●	the timing and recognition of revenue from milestone payments and other sources not related to product sales;
●	our ability to satisfy our disclosure obligations under the Exchange Act of 1934 and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 16, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Corporate Overview

Nature of Business

We are an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases. We are focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

Our mission is to provide effective and patient centric treatment for hypertension and resistant hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of our TCS is DyrctAxess, our patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of our TCS through the commercialization of Prestalia. Prestalia was developed in coordination with Les Laboratories Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform, which we acquired in 2017.

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

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, while continiuing to develop our technology platform and TCS. We intend to create value through the expanded commercialization of our FDA-approved product, Prestalia, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

Recent Developments During the Three Months Ended March 31, 2019

Co-Promotion Agreement

On March 4, 2019, we entered into a co-promotion agreement with Alyvant, Inc. The agreement affords us with the opportunity to increase the frequency of communication to healthcare providers and educate physicians beyond the reach of our sales team.

Resignation and Appointment of Officer and Directors

Eric Teague, our Chief Financial Officer, and Erik Emerson, our Chief Commerical Officer, resigned from such positions, during the three months ended March 31, 2019. On April 4, 2019, we appointed Nancy Phelan as Chief Executive Officer. In connection with the appointment of Ms. Phelan, Robert J. Moscato, Jr., a director and officer, resigned from his positions as CEO, Secretary, and as a director. These management changes are more fully described in Note 5 – Related Party Transaction herein.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Net Sales

Net sales were $2,881 for the three months ended March 31, 2019, and represents revenues from the sale of Prestalia, net of discounts. We had no sales during the three months ended March 31, 2018. The majority of our licensing deals provide for clinical and regulatory milestones, so significant revenues could result from the existing licenses, but are uncertain as to timing or probability. We will continue to seek research and development collaborations as well as licensing transactions to fund business operations.

Cost of Sales

Cost of sales were $116,933 for the three months ended March 31, 2019, and represents cost of sales from the sale of Prestalia. We had no sales or cost of sales during the three months ended March 31, 2018.

Operating Expenses

Our operating expenses for the three months ended March 31, 2019 are summarized as follows in comparison to our expenses for the three months ended March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales, marketing and commercial operations	$1,059,222	$-
Research and development	-	173,256
General and administrative expenses	1,367,303	919,908
Amortization	17,575	123,261
Total operating expenses	$2,444,100	$1,216,425

Sales, Marketing and Commercial Operations

For the three months ended March 31, 2019, sales, marketing and commercial operations expense increased by approximately $1.1 million, as compared to the prior period, primarily due to the activities related to the launch and ongoing of sales of Prestalia.

Research and Development

For the three months ended March 31, 2019, research and development (“R&D”) expense decreased by approximately $0.2 million, as compared to the three months ended March 31, 2018 due to the transition of our primary focus from R&D activities to sales, marketing and commercial operations activities beginning in the second quarter of 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $0.4 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to an increase in share based compensation of approximately $0.3 million.

Amortization Expense

Amortization expenses relate to amortization of intangible assets acquired in the asset purchases on June 5, 2017 and July 21, 2017, with an aggregate estimated fair value of $0.7 million (reduced by the impairment loss of $0.2 million due to the finalization of the purchase price allocation during the year ended December 31, 2018).

Other Expense

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$-	$(144,744)
Total other expense, net	$-	$(144,744)

Total net other expense for the three months ended March 31, 2019 decreased $0.1 million compared to the three months ended March 31, 2018 due to the elimination of notes payable during 2018.

Liquidity & Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Current assets	$2,617,048	$4,677,179
Current liabilities	(2,760,236)	(2,214,126)
Working capital (deficit)	$(143,188)	$2,463,053

Working capital as of March 31, 2019 was approximately negative $0.1 million as to compared approximately $2.5 million as of December 31, 2018. As of March 31, 2019, current assets were approximately $2.6 million, primarily attributable to cash of approximately $1.8 million. As of December 31, 2018, current assets were approximately $4.7 million primarily attributable to cash of approximately $3.9 million.

As of March 31, 2019, current liabilities were approximately $2.8 million, comprised of accounts payable of approximately $0.3 million, due to related party of approximately $0.1 million, accrued expenses of approximately $0.9 million, approximately $0.1 million of current portion of operating lease liability, and accrued dividends of approximately $1.4 million. Comparatively, as of December 31, 2018, current liabilities were $2.2 million, primarily consisting of approximately $0.3 million of accounts payable, accrued expenses of approximately $0.9 million and accrued dividends of approximately $1.0 million. Current liabilities increased by approximately $0.6 million, which was primarily attributable to an increase in accrued dividends and the current portion of the operating lease liability.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $2.1 million during the three months ended March 31, 2019. This was primarily due to our net loss of approximately $2.6 million, partially offset by non-cash share based compensation of approximately $0.4 million.

Comparatively, net cash used in operating activities was approximately $59,000 during the three months ended March 31, 2018. This was primarily due to the net loss of approximately $1.4 million offset by non-cash charges of approximately $0.6 million and change in working capital of approximately $0.7 million. The non-cash charges were comprised of approximately $0.1 million of share based compensation, $0.1 million of amortization of intangibles, $0.1 million of non-cash interest expense and deferred revenue of approximately $0.2 million.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2019 or 2018.

Net cash provided by Financing Activities

There was no cash used in or provided by financing activities for the three months ended March 31, 2019 or 2018.

We will need to raise additional operating capital during the second quarter of 2019 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Future Financing

We will require immediate substantial additional funds to implement the growth strategy for our business. As mentioned above, we have, in the past, raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise substantial additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down, modify or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended March 31, 2019.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

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

During the three months ended March 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. Our Company and all subsidiaries use a well-regarded accounting software which restricts personnel access and standardizes daily accounting procedures on journal entries. The software includes built-in controls and documentation to facilitate accounting review of the books and records. Our Audit Committee continues to exercise oversight responsibilities related to financial reporting and internal control, and we have commenced a search to replace our Chief Financial Officer, who recently resigned. In the meantime, the Company’s Chief Executive Officer will assume the responsibilities of the Chief Financial Officer until we hire a full-time executive. We have hired an external consultant with GAAP expertise to assist in the preparation of financial reporting under management oversight.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paragraph IV Challenge

Our Prestalia product was involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which was pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), was captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex sought a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge was designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product.

Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to pharmaceutical products containing as an active pharmaceutical ingredient perindopril in combination with other active pharmaceutical ingredients, which rights have been licensed to Symplmed Pharmaceuticals) to resolve the challenge in the second quarter of 2017. Such parties, along with us, have reached an agreement on terms that result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. Specifically, the parties have entered into a Confidential Settlement Agreement in connection with the settlement of the matter, pursuant to which, among other things, the parties entered into a Confidential License Agreement, whereby Symplmed, Servier and our company agreed to grant to Apotex a non-transferable, non-sublicensable, perpetual, irrevocable, royalty-free, non-exclusive license to the two patents listed in the FDA Orange Book as having claims covering Prestalia to make, use and market a generic version of Prestalia, or import a generic version of Prestalia from India into the United States, on or after January 1, 2021.

As a result of the foregoing, the matter is now settled.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on April 16, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2019, we issued 107,846 unregistered shares of our common stock to a holder of our Series E Convertible Preferred Stock in connection with the conversion of $53,923 of “Stated Value” of our Series E Convertible Preferred Stock. These shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

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

ADHERA THERAPEUTICS, INC.

Date: May 15, 2019	By:	/s/ Nancy R. Phelan.
Nancy R. Phelan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

