Form 10-Q
period 2019-06-30
Adhera Therapeutics, Inc.
filed 2019-08-14
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

As of August 12, 2019, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$1,644	$3,918
Accounts receivable, net of allowance	94	48
Inventory	232	242
Prepaid expenses and other assets	184	469
Total current assets	2,154	4,677

Operating lease right of use asset	178	-
Furniture and fixtures, net of depreciation	67	72
Intangible assets, net of amortization	357	392
	602	464

Total assets	$2,756	$5,141

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$955	$270
Due to related party	4	28
Accrued expenses	1,063	852
Current portion of operating lease liability	78	-
Accrued dividends	1,800	1,064
Loan payable	1,260	-
Total current liabilities	5,160	2,214

Other lease liability, net of current portion	107	-
Total liabilities	5,267	2,214

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 100,000 shares authorized

Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-

Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-

Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 and 3,488 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-

Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 381 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-

Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 and 10,761,684 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	65	65
Additional paid-in capital	29,346	28,710
Accumulated deficit	(31,922)	(25,848)

Total stockholders’ equity (deficit)	(2,511)	2,927

Total liabilities and stockholders’ equity (deficit)	$2,756	$5,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$66	$-	$69	$-
Cost of sales	81	-	198	-
Gross Margin	(15)	-	(129)	-

Operating expenses

Sales, marketing and commercial operations	1,148	2,586	2,207	2,586
Research and development	-	-	-	173
General and administrative	1,599	1,059	2,966	1,979
Amortization	17	123	35	247
Total operating expenses	2,764	3,768	5,208	4,985

Loss from operations	(2,779)	(3,768)	(5,337)	(4,985)

Other expense

Interest expense	(1)	(5)	(1)	(149)
Loss on settlement	-	(875)	-	(875)
	(1)	(880)	(1)	(1,024)

Loss before provision for income taxes	(2,780)	(4,648)	(5,338)	(6,009)

Provision for income taxes	-	-	-	-

Net loss	(2,780)	(4,648)	(5,338)	(6,009)

Preferred Stock Dividends	(357)	(271)	(739)	(271)

Net Loss Applicable to Common Stockholders	$(3,137)	$(4,919)	$(6,077)	$(6,280)

Net loss per share – Common Shareholders - basic and diluted	$(0.29)	$(0.45)	$(0.56)	$(0.59)

Weighted average shares outstanding - basic and diluted	10,860,049	10,821,230	10,811,138	10,672,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital Warrants	Accumulated Deficit	Total

Balance, December 31, 2017	-	$-	-	$-	10,521,278	$63	$8,414	$-	$(8,029)	$448
Share based compensation	-	-	-	-	-	-	119	-	-	119
Net loss	-	-	-	-	-	-	-	-	(1,361)	(1,361)
Balance, March 31, 2018	-	-	-	-	10,521,278	63	8,533	-	(9,390)	(794)
Issuance of Series E Preferred Stock, net of fees	2,812	-	-	-	-	-	12,258	-	-	12,258
Warrants issued with Series E Preferred Stock	-	-	-	-	-	-	(31,107)	31,107	-	-
Issuance of Series E Preferred for debt and accounts payable	687	-	-	-	-	-	3,438	-	-	3,438
Conversion of Series C Preferred stock for common stock	-	-	-	-	433,334	3	(3)	-	-	-
Conversion of Series D Preferred stock for common stock	-	-	-	-	25,000	-	-	-	-	-
Warrants issued for settlement of liability	-	-	-	-	-	-	-	1,494	-	1,494
Shares issued for settlement of litigation	-	-	-	-	210,084	1	249	-	-	250
Shares issued for License Agreement	-	-	-	-	51,988	-	75	-	-	75
Accrued dividend	-	-	-	-	-	-	-	-	(271)	(271)
Share based compensation	-	-	-	-	-	-	374	-	-	374
Cancellation of Series E Preferred Stock	(9)	-	-	-	-	-	(46)	-	-	(46)
Net loss	-	-	-	-	-	-	-	-	(4,648)	(4,648)
Balance, June 30, 2018	3,490	$-	-	$-	11,241,684	$67	$(6,229)	$32,601	$(14,309)	$12,130

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Total

Balance, December 31, 2018	3,488	$-	381	$-	10,761,684	$65	$(5,384)	$34,094	$(25,848)	$2,927
Accrued dividend	-	-	-	-	-	-	-	-	(382)	(382)
Share based compensation	-	-	-	-	-	-	395	-	-	395
Net loss	-	-	-	-	-	-	-	-	(2,558)	(2,558)
Balance, March 31, 2019	3,488	-	381	-	10,761,684	65	(4,989)	34,094	(28,788)	382
Conversion of Series E Preferred stock for common stock	(10)	-	-	-	107,846	-	-	-	3	3
Accrued dividend	-	-	-	-	-	-	-	-	(357)	(357)
Share based compensation	-	-	-	-	-	-	241	-	-	241
Net loss							-	-	(2,780)	(2,780)
Balance, June 30, 2019	3,478	$-	381	$-	10,869,530	$65	$(4,748)	$34,094	$(31,922)	$(2,511)

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018

Cash Flows Used in Operating Activities:

Net loss	$(5,338)	$(6,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	636	493
Common shares issued for settlement	-	250
Preferred shares issued for note settlement	-	375
Common shares issued to license agreement	-	75
Amortization of intangibles	35	247
Bad debt expense	41	-
Amortization of debt discount	-	113
Depreciation	5	-
Non-cash interest expense	1	37
Non-cash lease expense	62	-
Loss on settlement	-	875
Changes in operating assets and liabilities:
Accounts receivable	(87)	-
Inventory	10	(80)
Prepaid expenses and other assets	285	(193)
Accounts payable	685	161
Accrued expenses	218	(330)
Accrued fee payable	-	(320)
Deferred revenue	-	200
Due to related party	(24)	250
Lease liability	(62)	-

Net Cash Used in Operating Activities	(3,533)	(3,856)

Cash Flows Used in Investing Activities:
Purchase of furniture and fixtures	-	(10)

Net Cash Used in Investing Activities	-	(10)

Cash Flows Provided By Financing Activities:

Proceeds from sale of preferred stock, net offering expenses	-	12,258
Proceeds from loan payable	1,495	-
Loan payable issuance costs	(236)	-
Payments for notes payable	-	(144)

Net Cash Provided by Financing Activities	1,259	12,114

Net (decrease) increase in cash	(2,274)	8,248

Cash – Beginning of Period	3,918	106
Cash - End of Period	$1,644	$8,354

Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$240	$-
Issuance of warrants for liabilities, related party	-	1,494
Preferred share settlement of debt and accrued liabilities	-	3,438
Issuance of warrants	-	31,107
Accrued dividends	739	271
Conversion of Series E accrued dividend for common stock	3	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies

Business Overview

Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,) is an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic diseases. The Company is focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

The Company’s mission is to provide effective and patient centric treatment for hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of our TCS system is DyrctAxess, our patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

The Company is focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) which is used as a first-line treatment for hypertension. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia® was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and was licensed by the Company from Symplmed in June 2017. By combining Prestalia®, DyrctAxess and an independent pharmacy network, the Company has created a proprietary system for drug adherence including patient counseling and prescription reminder services, as well as improving the distribution of blood pressure monitors for therapeutic drug monitoring (“TDM”).

In 2018, the Company discontinued all significant clinical development activities and is evaluating disposition options for its development assets, including but not limited to: (i) a next generation celecoxib program of drug candidates for the treatment of acute and chronic pain; (ii) an FDC used to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis; (iii) an FDC to treat Colorectal Cancer; and (iv) an FDC for irritable bowel disease (IBD). The Company plans to license or divest these development assets since they no longer align with the Company’s focus on the commercialization of Prestalia.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three or six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had cash and cash equivalents of $1.6 million and has negative working capital of approximately $3.0 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and promissory notes. The Company incurred a net operating loss of approximately $2.8 million and $5.3 million for the three and six months ended June 30, 2019, respectively. The Company had an accumulated deficit of approximately $31.9 million as of June 30, 2019.

The Company expects to continue to incur operating losses as it executes the commercialization plans for Prestalia®, as well as other strategic and business development initiatives. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include revenue and related discounts and allowances and accruals related to our operating activity including legal and other consulting expenses. Actual results could differ materially from such estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

The Company considers the fair value of cash, accounts payable, accounts receivable and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

There were no liabilities measured at fair value as of June 30, 2019 or December 31, 2018.

Accounts Receivable, net

Accounts receivable consists of amounts due from wholesale distributors and specialty pharmacy providers. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risks and discussions with individual customers.  The Company believes the reserve is adequate to mitigate current collection risks. During the three and six months ended June 30, 2019 and 2018, the Company recorded an additional allowance of approximately $41,000 and $0, respectively.

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

During the year ended December 31, 2018, the Company determined that goodwill was impaired and recognized a loss on impairment of approximately $3.5 million. The impairment determination was primarily a result of the decision to divest assets that no longer aligned with the Company’s strategic objectives. No impairment charges were recognized for the three and six-month period ended June 30, 2019 or 2018.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators throughout the year and performs detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, at least annually, at December 31. When necessary, the Company records charges for impairments. Specifically:

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

The Company did not recognize any loss on impairment for the three or six-month periods ended June 30, 2019 or 2018.

Revenue Recognition

Customers Concentration

The Company sells its prescription drug (Prestalia®) directly to specialty contracted retail pharmacies and indirectly through wholesalers. For the three months ended June 30, 2019, the Company’s three largest customers accounted for 46%, 31% and 23% of the Company’s total gross sales. For the six months ended June 30, 2019, the Company’s three largest customers accounted for 39%, 37%, and 24% of the Company’s total gross sales. The Company works with a third-party pharmacy network manager to attract, retain, and manage the Company’s pharmacy customers and distribution channels. The Company had no sales for the three or six-month periods ending June 30, 2018.

Revenue, Net

The Company adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018.

The Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers under agreements with payment terms typically less than 90 days. These customers subsequently resell the Company’s medicines to health care patients. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company’s contracts have a single performance obligation to transfer medicines. Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts. Company records an estimate of unrealized revenue reductions, and the related liability, for bottles sold to pharmacies but not yet prescribed.

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

Cost of Goods Sold

Distribution Service Fees

The Company includes distribution service fees paid for inventory management services as cost of goods sold. The Company calculates accrued distribution service fee estimates using the most likely amount method. The Company accrues estimated distribution fees based on contractually determined amounts. Accrued distribution service fees are included in “accrued expenses” on the condensed consolidated balance sheet.

Shipping Fees

The Company includes fees incurred by pharmacies for shipping medicines to patients as cost of goods sold. The Company calculates accrued shipping fee estimates using the expected value method. The Company records accrued shipping fees in “accrued expenses” on the condensed consolidated balance sheet.

Non-Commercial Product

The Company records the cost of non-commercial product distributed to patients as a cost of goods sold.

Royalties on Product Sales

The Company records royalty fees on the sale of commercial product as a cost of goods sold.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under ASU No. 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. ASU No. 2016-02 became effective for the Company beginning in the first quarter of 2019. The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. The Company elected to not recognize lease assets and liabilities for leases with an initial term of twelve months or less.

Net Income (Loss) per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include outstanding warrants, stock options and preferred stock have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For all periods presented, basic and diluted net loss were the same.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(2,780)	$(4,648)	$(5,338)	$(6,009)
Preferred stock dividends	$(357)	$(271)	$(739)	$(271)
Net Loss allocable to common stock holders	$(3,137)	$(4,919)	$(6,077)	$(6,280)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,860,049	10,821,230	10,811,138	10,672,082
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.29)	$(0.45)	$(0.56)	$(0.59)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2019	2018

Stock options outstanding	4,992,807	1,122,457
Warrants	36,267,329	33,028,829
Series C Preferred Stock	68,000	68,000
Series D Preferred Stock	3,000	3,000
Series E Preferred Stock	34,780,000	34,990,000
Series F Preferred Stock	3,810,000	-
Total	79,921,136	69,212,286

NOTE 2 – Inventory

Inventory consists of raw material and finished goods stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items.

Inventory as of the following as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw Materials	$173	$147
Finished Goods	59	95
Inventory, Net	$232	$242

Note 3 - Intangible Assets

Intangible Asset Summary

Intangible assets as of June 30, 2019 are as follows:

	Net Book Value June 30, 2019	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
	(in thousands)
Intangible asset - Prestalia	$292	4.50	$65
Intangible asset - DyrctAxess	65	12.09	5
Total	$357		$70

Amortization expense for the three months ended June 30, 2019 and June 30, 2018 was approximately $17,000 and $123,000, respectively. Amortization expense for the six months ended June 30, 2019 and June 30, 2018 was approximately $35,000 and $247,000 respectively.

Note 4 – Term Loan

On June 28, 2019, the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million. The Company paid $236,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the effective interest rate method.

The Notes shall accrue interest at a rate of 12.0% per annum. Interest will be payable quarterly with the first interest payment to be made on the six-month anniversary of the date of the closing and each subsequent payment every three months thereafter.

The unpaid principal balance of the Notes, plus accrued and unpaid interest thereon, will mature on the earliest to occur of: (i) June 28, 2020 (subject to extension for up to sixty (60) days based upon the mutual agreement of the Company and the holders of a majority of the unpaid principal balance of all outstanding Notes) or (ii) at any time following an Event of Default. The Notes may not be prepaid without the prior written consent of the holders of the Notes. The Notes are secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries.

The Company recognized approximately $1,000 in interest expense related to Notes for the three and six months ended June 30, 2019.

Note 5 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA included personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA required a 90-day written termination notice in the event either party requires to terminate such services. We and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. Dr. Trieu resigned as a director of our company effective October 1, 2018.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the six months ended June 30, 2019 and 2018, Autotelic Inc. billed a total of $0 and approximately $616,000, respectively, including personnel costs of $0 and $284,000, respectively. An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending June 30, 2019 and December 31, 2018.

In April 2018, and in connection with the closing of our private placement on that date, we entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which we agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock to settle accounts payable of $813,000 and Warrants to purchase up to 1,345,040 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $740,000, and other liabilities, owed to Autotelic Inc. as of June 30, 2018 pursuant to the MSA. The warrants have a five-year term, an initial exercise price of $0.55, and have a fair value of approximately $1.5 million resulting in a loss on settlement of debt of approximately $750,000.

Transactions with BioMauris, LLC/Erik Emerson

Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a current director of Adhera, is Executive Chairman.

During the six months ended June 30, 2019 and 2018, the Company recorded approximately $65,000 and $309,000, respectively, for related party expenses incurred under the agreement. As of December 31, 2018, the Company recorded approximately, $24,000 as a related party liability on the accompanying balance sheet for amounts due BioMauris, LLC. No related party liability was recorded as of June 30, 2019.

Beginning in the second quarter of 2019 when components of the financial transaction took place and fully effective in July 2019, Erik Emerson, a member our Board of Directors and our former Chief Commercial Officer, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the six months ended June 30, 2019 and 2018, the Company paid approximately $17,000 and $0, respectively, to Pharma Hub Network. An unpaid balance of $27,000 and $0 was included in accounts payable and accrued expenses in the accompanying balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Note 6 - Stockholders’ Equity

Series E Convertible Preferred Stock Private Placement

In April and May 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812 shares of our Series E Preferred, at a purchase price of $5,000 per share of Series E Preferred. Each share of Series E Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series E Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series E Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

In April 2019, the Company issued 107,846 unregistered shares of our common stock to a holder of our Series E Convertible Preferred Stock in connection with the conversion of $53,923 of “Stated Value” of our Series E Convertible Preferred Stock.

As of June 30, 2019, the Company had recorded accrued dividends of approximately $1.7 million on Series E Preferred Stock.

Series F Convertible Preferred Stock Private Placement

In July 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F Preferred, at a purchase price of $5,000 per share of Series F Preferred. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series F Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

The Company received proceeds of approximately $1.4 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $180,000 associated with such closing. We used the proceeds of the offering for funding our commercial operations to the sale and promotion of our Prestalia product, working capital needs, capital expenditures, the repayment of certain liabilities and other general corporate purposes. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 308,000 shares of our common stock. The Warrant has a five-year term and an initial exercise price of $0.55 per share.

On November 9, 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 73 shares of our Series F Preferred Stock, at a purchase price of $5,000 per share of Preferred Stock. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. We received total net proceeds of approximately $0.31 million from the issuance of the securities described above, after deducting placement agent fees and estimated expenses payable by us associated with such closing. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 73,000 shares of our common stock. The Warrant has a five-year term and an initial exercise price of $0.55 per share.

As of June 30, 2019, the Company had recorded accrued dividends of approximately $138,000 on Series F Preferred Stock.

Warrants

As of June 30, 2019, there were 36,267,329 warrants outstanding, with a weighted average exercise price of $0.79 per share, and annual expirations as follows:

Expiring in 2019	600,000
Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2022	66,667
Expiring in 2023	33,729,180
Expiring thereafter	338,653
Total	36,267,329

The above includes price adjustable warrants totaling 34,737,030 shares.

No warrants expired during the six months ended June 30, 2019.

Tender Offer

On May 28, 2019, the Company filed a Tender Offer Statement on Schedule TO. The Schedule TO related to the offer (the “Offer”) by the Company to all holders of the Company’s outstanding warrants that were issued to investors in connection with the Company’s private placement of its Series E Convertible Preferred Stock and Series F Convertible Preferred Stock during 2018, which warrants are exercisable for shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment) with respect to the warrants that were issued in connection with the Company’s private placement of its Series E Convertible Preferred Stock and $0.55 per share with respect to the warrants that were issued in connection with the Company’s private placement of its Series F Convertible Preferred Stock, to receive two (2) shares of common stock in exchange for every warrant tendered by the holders thereof.

On June 6, 2019, the Company amended the Schedule TO to change the conversion terms on the issuance of warrant.

As of June 30, 2019, no warrants have been accepted for exchange or been exchanged pursuant to the Offer. See Note 11 – Subsequent Events.

Note 7 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,613,057	$0.83
Options granted	1,635,000	0.37
Options expired / forfeited	(2,255,250)	1.03
Outstanding, June 30, 2019	4,992,807	0.77
Exercisable, June 30, 2019	2,186,414	$0.81

The following table summarizes additional information on stock options outstanding at June 30, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	4,352,000	8.85	$0.57	2,024,500	$0.66
$1.50 - $1.80	493,207	8.18	$1.79	134,314	$1.78
$2.60 - $10.70	147,600	2.79	$3.43	27,600	$7.27

Totals	4,992,807	8.60	$0.77	2,186,414	$0.81

Weighted-Average Exercisable Remaining Contractual Life (Years) 8.06

During the six months ended June 30, 2019, the Company granted an aggregate of 1,635,000 stock options to employees.

Total expense related to stock options was approximately $241,000 and $374,000 for the three months ended June 30, 2019 and 2018, respectively and approximately $636,000 and $493,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had approximately $474,000 of total unrecognized compensation expense related to unvested stock options.

As of June 30, 2019, the intrinsic value of options outstanding was zero.

Note 8 - Intellectual Property and Collaborative Agreements

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of June 30, 2019 and December 31, 2018, the Company had not obtained consent for the sublicense and has classified the upfront payment as an accrued liability on its balance sheet.

Note 9 - Commitments and Contingencies

Litigation

Because of the nature of the Company’s it is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, the Company is not aware of any pending lawsuits against them, its officers or directors.

Paragraph IV Challenge

The Company’s Prestalia product was involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which was pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), was captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex sought a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge was designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product.

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

Leases

The Company entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we lease our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on October 1, 2018. Our base monthly rent for such space is currently $6,458, which amount will increase to $7,057 for the final month of the term. Other than the lease for our corporate headquarters, we do not own or lease any real property or facilities that are material to our current business operations. As we expand our business operations, we may seek to lease additional facilities of our own in order to support our operational and administrative needs under our current operating plan.

The Company adopted ASU No. 2016-02 on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. However, the new standard required the Company to establish approximately $0.2 million of liabilities and corresponding right-of-use assets of approximately $0.2 million on its condensed consolidated balance sheet for operating leases on rented office properties that existed as of the January 1, 2019, adoption date. The total right-of-use asset was approximately $178,000 as of June 30, 2019 and is reflected in the operating lease right of use asset on the accompanying condensed consolidated balance sheet. The total related liability was approximately $185,000 as of June 30, 2019, of which approximately $78,000 is included in current portion of operating lease liability and approximately $107,000 is reflected in operating lease liability, net of current portion on the accompanying condensed consolidated balance sheet.

Note 11 - Subsequent Events

Except for the events discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On July 2, 2019, the Company announced the termination of the exchange offer contemplated by that certain Tender Offer Statement on Schedule TO that was originally filed on May 28, 2019. As a result of the termination of the Offer, no Warrants were accepted for exchange or exchanged pursuant to the Offer.

On July 3, 2019, July 17, 2019, and August 5, 2019, the Company completed a second, third, and fourth closing of term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes in the aggregate principal amount of approximately $4.2 million. The terms of such additional closings of the loan are as described in Note 4 of this filing.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
●	our ability to attract and/or maintain commercialization and manufacturing partners;
●	the ability of our company or partners to successfully execute our commercialization activities;
●	the ability of our company or partners to obtain required governmental approvals, including product patent approvals;
●	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
●	our ability to satisfy our disclosure obligations under the Exchange Act of 1934 and to maintain the registration of our common stock thereunder;
●	our ability to attract and retain qualified officers, employees and consultants as necessary; and
●	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

Corporate Overview

Nature of Business

We are an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic diseases. We are focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs we commercialize to include other therapeutic areas.

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

As our strategy is to be a commercial pharmaceutical company, we will drive a primary corporate focus on revenue generation through our commercial assets, while continuing to develop our technology platform and TCS. We intend to create value through the expanded commercialization of our FDA-approved product, Prestalia®, while continuing to develop and leverage our TCS to further strengthen our commercial presence.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Net Sales

We recorded net sales of approximately $66,000, net of related discounts for the three months ended June 30, 2019 compared to no sales for the three-month period ended June 30, 2018. The increase in sales represents revenues from the sale of Prestalia®.

Cost of Sales

Cost of sales were $81,000 for the three months ended June 30, 2019 and represents cost of sales from the sale of Prestalia®. We had no sales or cost of sales during the three months ended June 30, 2018.

Operating Expenses

Our operating expenses for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Sales and marketing	$1,148	$2,586
General and administrative expenses	1,599	1,059
Amortization	17	123
Total operating expenses	$2,764	$3,768

Sales, Marketing and Commercial Operations

For the three months ended June 30, 2019, sales, marketing and commercial operations expense decreased by approximately $1.4 million, as compared to the prior period, primarily due to the 2018 commercial launch including marketing and sales activities related to Prestalia® and a reduction in costs associated with our go to market model.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $0.5 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to an increase in share-based compensation of approximately $0.2 million and an increase in personnel related expenses including severance payments made to former executive management.

Amortization Expense

Amortization of intangible assets decreased by approximately $106,000 for the three-month period ended June 30, 2019 primarily due to the write-off of intangibles in 2018 as a result of our decision to divest assets that no longer align with our strategic objectives.

Other Expense

	Three Months Ended
	June 30, 2019	June 30, 2018
Interest expense	$(1)	$(5)
Loss on settlement	-	(875)
Total other expense, net	$(1)	$(880)

Total net other expense for the three months ended June 30, 2019 decreased $0.9 million compared to the three months ended June 30, 2018 primarily due to a loss on settlement of a related party liability during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net Sales

We recorded net sales of approximately $69,000 for the six months ended June 30, 2019 and represents revenues from the sale of Prestalia®. We had no sales during the six months ended June 30, 2018.

Cost of Sales

Cost of sales were approximately $198,000 for the six months ended June 30, 2019 and represents cost of sales from the sale of Prestalia®. We had no sales or cost of sales during the six months ended June 30, 2018.

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 are summarized as follows in comparison to our expenses for the six months ended June 30, 2018.

	Six Months Ended
	June 30, 2019	June 30,2018
	(in thousands)
Sales and marketing	$2,207	$2,586
Research and development	-	173
General and administrative expenses	2,966	1,979
Amortization	35	247
Total operating expenses	$5,208	$4,985

Sales, Marketing and Commercial Operations

For the six months ended June 30, 2019, sales, marketing and commercial operations expense decreased by approximately $379,000, as compared to the prior period, primarily due to a reduction in commercial launch activities related to the sales of Prestalia® and a reduction in costs associated with our go to market model.

Research and Development

For the six months ended June 30, 2019, research and development expense decreased by approximately $173,000, as compared to the six months ended June 30, 2018 due to the transition of our strategic focus from R&D activities to sales, marketing and commercial operations activities beginning in the second quarter of 2018.

General and Administrative

General and administrative (“G&A”) expense increased by approximately $1.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to an increase in share based compensation of approximately $0.2 million and an increase in personnel related expenses including severance payments made to executive management.

Amortization Expense

Amortization of intangible assets decreased by approximately $212,000 for the six-month period ended June 30, 2019 primarily due to the write-off of intangibles in 2018 as a result of our decision to divest assets that no longer align with our strategic objectives.

Other Expense

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Interest expense	$(1)	$(149)
Loss on settlement	-	(875)
Total other expense, net	$(1)	$(1,024)

Total net other expense for the six months ended June 30, 2019 decreased approximately $1.0 million compared to the six months ended June 30, 2018 primarily due to a loss on settlement of a related party liability and interest expense on notes payable during the three months ended June 30, 2018 as compared to the same period of 2019.

Liquidity & Capital Resources

Working Capital

(in thousands)	June 30, 2019	December 31, 2018
Current assets	$2,154	$4,677
Current liabilities	(5,160)	(2,214)
Working capital (deficit)	$(3,006)	$2,463

Negative working capital as of June 30, 2019 was approximately $3.0 million as compared to working capital of approximately $2.5 million as of December 31, 2018. The decrease in working capital is primarily related to an increase in our current liabilities as of June 30, 2019 including approximately $1.3 million of notes payable, an increase in accrued dividends for our convertible preferred stock of approximately $0.8 million and an increase in accounts payable and accrued expenses related to our operating activities.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.5 million during the six months ended June 30, 2019. This was primarily due to our net operating loss of approximately $5.3 million, partially offset by non-cash share-based compensation of approximately $0.6 million and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses.

Comparatively, net cash used in operating activities was approximately $3.9 million during the six months ended June 30, 2018. This was primarily due to the net operating loss of approximately $6.0 million offset by non-cash charges of approximately $2.5 million and other changes in working capital of approximately $0.3 million. Non-cash charges for the three-months ended June 30, 2018 included the fair value of equity issued for settlement of an outstanding liability including a loss on the settlement of approximately $0.9 million.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2019. Cash used in investing activities for the period ended June 30, 2018 was approximately $10,000 for the purchase of furniture for the corporate office.

Net cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $1.3 million from the issuance of promissory notes to certain accredited investors on June 28, 2019. For the six months ended June 30, 2018, cash provided by financing activities was $12.1 million primarily due to the issuance of preferred stock.

We will need to raise additional operating capital during the third quarter of 2019 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Future Financing

We will require immediate substantial additional funds to implement our strategic initiatives and continue the commercialization of Prestalia®. Historically, we have raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise substantial additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended June 30, 2019.

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

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2019 was not effective.

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

During the three months ended June 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. Our Company and all subsidiaries use a well-regarded accounting software which restricts personnel access and standardizes daily accounting procedures on journal entries. The software includes built-in controls and documentation to facilitate accounting review of the books and records. Our Audit Committee continues to exercise oversight responsibilities related to financial reporting and internal control, and we have commenced a search to replace our Chief Financial Officer, who recently resigned. In the meantime, the Company’s Chief Executive Officer will assume the responsibilities of the Chief Financial Officer until we hire a full-time executive. We have hired an external consultant with GAAP expertise to assist in the preparation of financial reporting under management oversight as of May 2, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on April 16, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, and the additional risk factor noted below, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

Risks Relating to Inventory and Product Supply

The company may experience inventory outages as a result of increased demand for Prestalia. The company’s efforts to mitigate this risk may not be successful, resulting in patient supply interruption. Any interruption in the supply of this product could have a material adverse effect on our financial condition, business performance and the results of an investment in our securities.

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

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Secured Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on each of June 28, 2019, July 3, 2019, July 17, 2019 and August 5, 2019 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

10.1#	Employment Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Nancy R. Phelan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).

10.2#	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. an Robert. C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).

10.3	Security Agreement, dated as of June 28, 2019, among Adhera Therapeutics, Inc., IThenaPharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

10.4	Form of Subscription Agreement used in connection with the issuance by Adhera Therapeutics, Inc. of Secured Convertible Promissory Notes on each of June 28, 2019, July 3, 2019, July 17, 2019 and August 5, 2019 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 5, 2019, and incorporated herein by reference).

31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: August 14, 2019	By:	/s/ Nancy R. Phelan.
Nancy R. Phelan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

