Form 10-Q
period 2019-09-30
Adhera Therapeutics, Inc.
filed 2019-11-19
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
As of November 12, 2019, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$2,692	$3,918
Accounts receivable, net of allowance	90	48
Inventory	473	242
Prepaid expenses and other assets	323	469
Total current assets	3,578	4,677
Operating lease right of use asset	157	—
Furniture and fixtures, net of depreciation	62	72
Intangible assets, net of amortization	339	392
	558	464
Total assets	$4,136	$5,141
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$876	$270
Due to related party	4	28
Accrued expenses	1,135	852
Current portion of operating lease liability	77	—
Accrued dividends	2,189	1,064
Notes payable	5,151	—
Total current liabilities	9,432	2,214
Operating lease liability, net of current portion	88	—
Total liabilities	9,520	2,214
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 and 3,488 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 381 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 and 10,761,684 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	65	65
Additional paid-in capital	29,418	28,710
Accumulated deficit	(34,867)	(25,848)
Total stockholders’ equity (deficit)	(5,384)	2,927
Total liabilities and stockholders’ equity (deficit)	$4,136	$5,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$51	$135	$120	$135
Cost of sales	106	67	304	67
Gross margin	(55)	68	(184)	68
Operating expenses
Sales and marketing	1,311	871	3,518	3,457
Research and development	—	—	—	173
General and administrative	840	2,141	3,806	4,120
Goodwill and intangible asset impairment	—	4,794	—	4,794
Amortization	18	41	53	288
Total operating expenses	2,169	7,847	7,377	12,832
Loss from operations	(2,224)	(7,779)	(7,561)	(12,764)
Other expense
Interest expense	(332)	—	(333)	(149)
Loss on settlement	—	—	—	(875)
Loss before provision for income taxes	(2,556)	(7,779)	(7,894)	(13,788)
Provision for income taxes	—	—	—	—
Net loss	(2,556)	(7,779)	(7,894)	(13,788)
Preferred Stock Dividends	(389)	(379)	(1,128)	(650)
Net Loss Applicable to Common Stockholders	$(2,945)	$(8,158)	$(9,022)	$(14,438)
Net loss per share – Common Shareholders - basic and diluted	$(0.27)	$(0.73)	$(0.83)	$(1.33)
Weighted average shares outstanding - basic and diluted	10,869,530	11,241,684	10,830,816	10,864,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Series E Preferred Stock			Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number		Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2017	—		$—	—	$—	10,521,278	$63	$8,414	$—	$(8,029)	$448
Share based compensation	—		—	—	—	—	—	119	—	—	119
Net loss	—		—	—	—	—	—	—	—	(1,361)	(1,361)
Balance, March 31, 2018	—		—	—	—	10,521,278	63	8,533	—	(9,390)	(794)
Issuance of Series E Preferred Stock, net of fees	2,812		—	—	—	—	—	12,258	—	—	12,258
Warrants issued with Series E Preferred Stock	—		—	—	—	—	—	(31,107)	31,107	—	—
Issuance of Series E Preferred for debt and accounts payable	687		—	—	—	—	—	3,438	—	—	3,438
Conversion of Series C Preferred stock for common stock	—		—	—	—	433,334	3	(3)	—	—	—
Conversion of Series D Preferred stock for common stock	—		—	—	—	25,000	—	—	—	—	—
Warrants issued for settlement of liability	—		—	—	—	—	—	—	1,494	—	1,494
Shares issued for settlement of litigation	—		—	—	—	210,084	1	249	—	—	250
Shares issued for License Agreement	—		—	—	—	51,988	—	75	—	—	75
Accrued dividend	—		—	—	—	—	—	—	—	(271)	(271)
Share based compensation	—		—	—	—	—	—	374	—	—	374
Cancellation of Series E Preferred Stock	(9)		—	—	—	—	—	(46)	—	—	(46)
Net loss	—		—	—	—	—	—	—	—	(4,648)	(4,648)
Balance, June 30, 2018	3,490		—	—	—	11,241,684	67	(6,229)	32,601	(14,309)	12,130
Issuance of Series E Preferred Stock, net of fees	—		—	—	—	—	—	(11)	—	—	(11)
Issuance of Series F Preferred Stock, net of fees	—		—	308	—	—	—	1,339	—	—	1,339
Warrants issued with Series F Preferred stock	—		—	—	—	—	—	(1,314)	1,314	—	—
Accrued dividend	—		—	—	—	—	—	—	—	(379)	(379)
Share based compensation	—		—	—	—	—	—	814	—	—	814
Net loss	—		—	—	—	—	—	—	—	(7,779)	(7,779)
Balance, September 30, 2018	3,490	3,490	$—	308	$—	11,241,684	$67	$(5,401)	$33,915	$(22,467)	$6,114

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2018	3,488	$—	381	$—	10,761,684	$65	$(5,384)	$34,094	$(25,848)	$2,927
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Share based compensation	—	—	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	—	—	(2,558)	(2,558)
Balance, March 31, 2019	3,488	—	381	—	10,761,684	65	(4,989)	34,094	(28,788)	382
Conversion of Series E Preferred stock for common stock	(10)	—	—	—	107,846	—	—	—	3	3
Accrued dividend	—	—	—	—	—	—	—	—	(357)	(357)
Share based compensation	—	—	—	—	—	—	241	—	—	241
Net loss		—		—		—	—	—	(2,780)	(2,780)
Balance, June 30, 2019	3,478	—	381	—	10,869,530	65	(4,748)	34,094	(31,922)	(2,511)
Accrued dividend	—	—	—	—	—	—	—	—	(389)	(389)
Share based compensation	—	—	—	—	—	—	72	—	—	72
Net loss	—	—	—	—	—	—	—	—	(2,556)	(2,556)
Balance, September 30, 2019	3,478	$—	381	$—	10,869,530	$65	$(4,676)	$34,094	$(34,867)	$(5,384)
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows Used in Operating Activities:
Net loss	$(7,894)	$(13,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	708	1,307
Common shares issued for settlement	—	250
Preferred shares issued for note settlement	—	375
Common shares issued for license agreement	—	75
Goodwill and intangible asset impairment	—	4,794
Amortization of intangibles	53	288
Bad debt expense	(14)	—
Amortization of debt discount	—	113
Depreciation	10	—
Non-cash interest expense	152	37
Non-cash lease expense	83	—
Amortization of debt issuance cost	181	—
Loss on settlement	—	875
Changes in operating assets and liabilities:
Accounts receivable	(28)	(135)
Inventory	(231)	(204)
Prepaid expenses and other assets	146	(430)
Accounts payable	605	(123)
Accrued expenses	142	(641)
Accrued fee payable	—	(320)
Deferred revenue	—	200
Due to related party	(24)	313
Lease liability	(85)	—
Net Cash Used in Operating Activities	(6,196)	(7,014)
Cash Flows Used in Investing Activities:
Purchase of furniture and fixtures	—	(28)
Net Cash Used in Investing Activities	—	(28)
Cash Flows Provided By Financing Activities:
Proceeds from sale of preferred stock, net offering expenses	—	13,586
Proceeds from loan payable	5,677	—
Loan payable issuance costs	(707)	—
Payments for notes payable	—	(144)
Net Cash Provided by Financing Activities	4,970	13,442
Net (decrease) increase in cash	(1,226)	6,400
Cash – Beginning of Period	3,918	106
Cash - End of Period	$2,692	$6,506
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$240	$—
Issuance of warrants for liabilities, related party	—	1,494
Preferred share settlement of debt and accrued liabilities	—	3,438
Issuance of warrants	—	32,421
Accrued dividends	1,128	650
Conversion of Series E Preferred stock for common stock	3	46
Goodwill reclassified to inventory	—	161
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)
Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies
Business Overview
Adhera Therapeutics, Inc. (formerly known as Marina Biotech, Inc.) and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,) is an emerging specialty pharmaceutical company that leverages innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic diseases. The Company is focused on fixed dose combination (“FDC”) therapies in hypertension, with plans to expand the portfolio of drugs being commercialized to include other therapeutic areas.
The Company’s mission is to provide effective and patient centric treatment for hypertension while actively seeking additional assets that can be commercialized through our proprietary Total Care System (“TCS”). At the core of the Company's TCS system is DyrctAxess, a patented technology platform. DyrctAxess is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.
The Company is focused on demonstrating the therapeutic and commercial value of TCS through the commercialization of Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) which is used as a first-line treatment for hypertension. Prestalia® was developed by Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia® was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and the license to such product was acquired by the Company from Symplmed in June 2017. By combining Prestalia®, DyrctAxess and an independent pharmacy network, the Company has created a proprietary system for drug adherence including patient counseling and prescription reminder services, including the distribution of blood pressure monitors for therapeutic drug monitoring (“TDM”).
In 2018, the Company discontinued all significant clinical development activities and is evaluating disposition options for its development assets, including but not limited to: (i) a next generation celecoxib program of drug candidates for the treatment of acute and chronic pain; (ii) an FDC used to suppress polyps in the precancerous syndrome and orphan indication Familial Adenomatous Polyposis; (iii) an FDC to treat Colorectal Cancer; and (iv) an FDC for irritable bowel disease (IBD). The Company plans to license or divest these development assets since they no longer align with the Company’s focus on the commercialization of Prestalia and other products.
On September 4, 2019, the Company entered into a Co-Promotion Agreement with Allegis Pharmaceuticals, LLC (“Allegis”) to co-promote Allegis’ FDA approved product Nitrolingual® Pumpspray indicated for acute relief of an attack or prophylaxis of angina pectoris due to coronary artery disease. The Co-Promotion Agreement relates to both the branded and the authorized generic versions of the product.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three or nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had cash and cash equivalents of $2.7 million and has negative working capital of approximately $5.9 million.
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net operating loss of approximately $2.6 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. The Company had an accumulated deficit of approximately $34.9 million as of September 30, 2019.
The Company expects to continue to incur operating losses as it executes the commercialization plans for Prestalia®, as well as other strategic and business development initiatives. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
Compensating Balance Arrangements
The Company maintains a $50,000 short-term certificate of deposit as a compensating balance for the Company’s credit card. The certificate of deposit is classified as cash and cash equivalents in the accompanying balance sheet.

Reclassification
Certain reclassifications have been made to prior years' consolidated statements of operations to conform to current period presentation. These reclassifications had no effect on prior years' consolidated net loss or stockholders' deficit.
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
There were no liabilities or assets measured at fair value as of September 30, 2019 or December 31, 2018.
Accounts Receivable, net
Accounts receivable consists of amounts due from wholesale distributors and specialty pharmacy providers. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risks and discussions with individual customers.  The Company believes the reserve is adequate to mitigate current collection risks. During the three and nine months ended September 30, 2019, the Company recorded a reduction in the allowance of approximately $55,000 and $14,000, respectively. The Company recorded no allowance for the three or nine months ended September 30, 2018.
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
For the three and nine months ended September 30, 2018, the Company recognized a loss on impairment of an intangible asset including goodwill of approximately $4.8 million. The impairment determination was primarily a result of the decision to divest assets that no longer aligned with the Company’s strategic objectives.
No impairment charges were recognized for the three and nine-month period ended September 30, 2019.
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

The Company did not recognize any loss on impairment for the three or nine-month periods ended September 30, 2019 or 2018.
Revenue Recognition
Customers Concentration
The Company operates in one segment and sells its prescription drug (Prestalia®) directly to specialty contracted retail pharmacies and indirectly through wholesalers. For the three months ended September 30, 2019, the Company’s three largest customers accounted for 22%, 20% and 13% of the Company’s total gross sales. For the nine months ended September 30, 2019, the Company’s three largest customers accounted for 30%, 28%, and 18% of the Company’s total gross sales. The Company works with a third-party pharmacy network manager to attract, retain, and manage the Company’s pharmacy customers and distribution channels. For the three and nine months months ended September 30, 2018, the Company’s three largest customers accounted for 42%, 36% and 12% of the Company’s total gross sales.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU No. 2016-2”). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. ASU No. 2016-2 became effective for the Company beginning in the first quarter of 2019. The Company adopted this standard on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. The Company elected to not recognize lease assets and liabilities for leases with an initial term of twelve months or less.
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
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(2,556)	$(7,779)	$(7,894)	$(13,788)
Preferred stock dividends	(389)	(379)	(1,128)	(650)
Net Loss allocable to common stock holders	$(2,945)	$(8,158)	$(9,022)	$(14,438)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,869,530	11,241,684	10,830,816	10,864,036
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.27)	$(0.73)	$(0.83)	$(1.33)
Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Three and Nine Months ended September 30,
	2019	2018

Stock options outstanding	4,820,407	5,380,957
Warrants	35,667,329	35,646,829
Series C Preferred Stock	68,000	68,000
Series D Preferred Stock	3,000	3,000
Series E Preferred Stock	34,780,000	34,990,000
Series F Preferred Stock	3,810,000	3,080,000
Total	79,148,736	79,168,786
Note 2 – Inventory
Inventory consists of raw material, work-in-process and finished goods stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-salable items.
Inventory as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Work-in-Process	$223	$—
Raw Materials	73	147
Finished Goods	177	95
Inventory, Net	$473	$242
Note 3 - Intangible Assets
Intangible Asset Summary
Intangible assets as of September 30, 2019 are as follows:

	Net Book Value September 30, 2019	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
	(in thousands)
Intangible asset - Prestalia	$276	4.25	$65
Intangible asset - DyrctAxess	63	11.84	5
Total	$339		$70
Amortization expense for the three months ended September 30, 2019 and September 30, 2018 was approximately $18,000 and $41,000, respectively. Amortization expense for the nine months ended September 30, 2019 and September 30, 2018 was approximately $53,000 and $288,000, respectively.
Note 4 – Notes Payable
On June 28, July 3, July 17, and August 5, 2019 the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million. The Company paid $707,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the effective interest rate method.
The Notes accrue interest at a rate of 12.0% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every three months thereafter.
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
The Company recognized approximately and $147,000 and $148,000 in interest expense related to Notes for the three and nine months ended September 30, 2019, respectively.
Note 5 - Licensing Agreements
Les Laboratories Servier
As a result of the Asset Purchase Agreement that the Company entered into with Symplmed Pharmaceuticals LLC in June 2017, Symplmed assigned to the Company an Amended and Restated License and Commercialization Agreement with Les Laboratories Servier, pursuant to which the Company has the exclusive right to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia® in the U.S. (and its territories and possessions). The terms of the agreement include single-digit royalty payments based on net sales and milestone payments based upon the attainment of sales thresholds. The agreement includes a termination clause pursuant to which Servier has the right to terminate the agreement in various circumstances, including, without limitation, as a result of the failure by the Company to achieve certain sales thresholds by the dates set forth in the agreement.
For the three month and nine month periods ended September 30, 2019 the Company paid $8,000 and $27,000, respectively, for royalties under the license agreement with Les Laboratories -Servier. No royalties were paid for the three or nine month periods ended September 30, 2018.
Biofarma
As consideration for the Prestalia Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark. For the three month and nine month periods ended September 30, 2019 the Company paid $1,000 and $3,000, respectively, to Biofarma. No royalties were paid for the three or nine month period ended September 30, 2018.
License of DiLA2 Assets
On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of September 30, 2019 and December 31, 2018, the Company had not obtained consent for the sublicense and has classified the upfront payment as an accrued liability on its balance sheet.
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
During the period commencing November 15, 2016 (the “Effective Date”) and ending on the date that the Company had completed an equity offering of either common or preferred stock in which the gross proceeds therefrom is no less than $10.0 million (the “Equity Financing Date”), the Company paid Autotelic the following compensation: cash in an amount equal to the actual labor cost (paid on a monthly basis), plus 100% markup in warrants for shares of the Company’s common stock with a strike price equal to the fair market value of the Company’s common stock at the time said warrants were issued. The Company also paid Autotelic for the services provided by third party contractors plus 20% mark up. The warrant price per share was calculated based on the Black-Scholes model.
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
In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses Autotelic Inc. incurred on behalf of the Company. For the nine months ended and September 30, 2018, Autotelic Inc. billed a total of approximately $778,000, including personnel costs of $371,000. No costs were billed for the period ended September 30, 2019. An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending September 30, 2019 and December 31, 2018.
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
During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $32,000 and $496,000, respectively, for related party expenses incurred under the agreement. As of December 31, 2018, the Company recorded approximately, $24,000 as a related party liability on the accompanying balance sheet for amounts due BioMauris, LLC. No related party liability was recorded as of September 30, 2019.
Beginning in the second quarter of 2019 when components of the financial transaction took place and fully effective in July 2019, Mr. Emerson, a member our Board of Directors and our former Chief Commercial Officer, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, the

Company terminated the relationship with Pharma Hub Network. For the three and nine months ended September 30, 2019, the Company recorded approximately $25,000 and $62,000, respectively, of related party expense for services provided by Pharma Hub Network. No related party liability was recorded as of September 30, 2019 or December 31, 2018.
Note 7 - Stockholders’ Equity
Series E Convertible Preferred Stock Private Placement
In April and May 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812 shares of our Series E Preferred, at a purchase price of $5,000 per share of Series E Preferred. Each share of Series E Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5 year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series E Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. In July of 2018, the conversion price of the warrants was adjusted down to $0.50 upon issuance of the Series F Convertible Preferred Stock. Series E Preferred accrues 8% dividends per annum which are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in April 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.

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
As of September 30, 2019, the Company had recorded accrued dividends of approximately $2.0 million on Series E Preferred Stock.
Series F Convertible Preferred Stock Private Placement
In July 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F Preferred, at a purchase price of $5,000 per share of Series F Preferred. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5 year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series F Preferred accrues 8% dividends per annum which are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.
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
On November 9, 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 73 shares of our Series F Preferred Stock, at a purchase price of $5,000 per share of Preferred Stock. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5 year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. We received total net proceeds of approximately $0.3 million from the issuance of the securities described above, after deducting placement agent fees and estimated expenses payable by us associated with such closing. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 73,000 shares of our common stock. The Warrant has a five-year term and an initial exercise price of $0.55 per share.
As of September 30, 2019, the Company had recorded accrued dividends of approximately $177,000 on Series F Preferred Stock.
Warrants
As of September 30, 2019, there were 35,667,329 warrants outstanding, with a weighted average exercise price of $0.63 per share, and annual expirations as follows:

Expiring in 2020	1,189,079
Expiring in 2021	343,750
Expiring in 2023	33,795,847
Expiring thereafter	338,653
Total	35,667,329
The above includes price adjustable warrants totaling 34,737,030 shares.
A total of 600,000 warrants expired during the three and nine months ended September 30, 2019.
Tender Offer - May 2019
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
On July 2, 2019, the Company announced the termination of the exchange offer. As a result of the termination of the Offer, no Warrants were accepted for exchange or exchanged pursuant to the Offer.
Tender Offer - August 2019
On August 20, 2019, the Company filed a Tender Offer Statement on Schedule TO. The Schedule TO related to the offer by the Company to all holders of the Company’s outstanding shares of Series E Convertible Preferred Stock and Series F Convertible Preferred Stock to receive, in exchange for each share of preferred stock tendered by the holders thereof, such number of shares of common stock as is equal to the quotient obtained by dividing the “stated value” of such share of preferred stock by $0.50.
On September 26, 2019, the Company announced the termination of the Offer. As a result of the termination of the Offer, no shares of preferred stock were accepted for exchange or exchanged pursuant to the Offer.
Note 8 - Stock Incentive Plans
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2019.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,613,057	$0.83
Options granted	1,635,000	0.37
Options expired / forfeited	(2,427,650)	0.64
Outstanding, September 30, 2019	4,820,407	0.71
Exercisable, September 30, 2019	2,986,333	$0.76
The following table summarizes additional information on stock options outstanding at September 30, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	4,312,000	8.59	$0.57	2,762,000	$0.66
$1.50 - $1.80	493,207	7.93	$1.79	209,133	$1.79
$2.60 - $6.35	15,200	0.77	$4.48	15,200	$4.48

Totals	4,820,407	8.50	$0.71	2,986,333	$0.76
Weighted-Average Exercisable Remaining Contractual Life (Years) 8.09
During the nine months ended September 30, 2019, the Company granted an aggregate of 1,635,000 stock options to employees. No stock options were granted for the three month period ended September 30, 2019.
Total expense related to stock options was approximately $72,000 and $814,000 for the three months ended September 30, 2019 and 2018, respectively and approximately $708,000 and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the Company had approximately $831,000 of total unrecognized compensation expense related to unvested stock options.
As of September 30, 2019, the intrinsic value of options outstanding was zero.

Note 9 - Commitments and Contingencies
Litigation
Because of the nature of the Company’s business it is subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, the Company is not aware of any pending lawsuits against it, its officers or directors.
Paragraph IV Challenge
The Company’s Prestalia product was involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which was pending in the United States District Court for the District of Delaware (No. 1:17-cv-276), was captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia and included a Paragraph (IV) certification. In the litigation, Apotex sought a declaratory judgment that no valid claims of the two patents the Company listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge was designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product.
Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia® to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories

Servier (which entity owns or controls intellectual property rights relating to Prestalia®, which rights have been licensed to the Company to resolve the challenge in the second quarter of 2017. Such parties, along with us, have reached an agreement on terms that result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. Specifically, the parties have entered into a Confidential Settlement Agreement in connection with the settlement of the matter, pursuant to which, among other things, the parties entered into a Confidential License Agreement, whereby Symplmed, Servier and our company agreed to grant to Apotex a non-transferable, non-sublicensable, perpetual, irrevocable, royalty-free, non-exclusive license to the two patents listed in the FDA Orange Book as having claims covering Prestalia to make, use and market a generic version of Prestalia, or import a generic version of Prestalia from India into the United States, on or after January 1, 2021.
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
The Company adopted ASU No. 2016-2 on January 1, 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its condensed consolidated statement of operations. However, the new standard required the Company to establish approximately $0.2 million of liabilities and corresponding right-of-use assets of approximately $0.2 million on its condensed consolidated balance sheet for operating leases on rented office properties that existed as of the January 1, 2019, adoption date. The total right-of-use asset was approximately $157,000 as of September 30, 2019 and is reflected in the operating lease right of use asset on the accompanying condensed consolidated balance sheet. The total related liability was approximately $165,000 as of September 30, 2019, of which approximately $77,000 is included in current portion of operating lease liability and approximately $88,000 is reflected in operating lease liability, net of current portion on the accompanying condensed consolidated balance sheet.
Note 10 - Subsequent Events
Except for the events discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants for $100,000 by not later than March 1, 2020.
On November 1, 2019, the Company issued 350,000 stock options to an employee at exercise price of $.09 per share. The grant included both time and performance based vesting.
On November 19, 2019, the Company entered into an Amendment No. 4 to the Amended and Restated License and Commercialization Agreement with Les Laboratories Servier, which modified the agreement to delay the date by which the Company would be required to meet certain net sales milestones as set forth in the agreement. As per the license and commercialization agreement, as amended, Les Laboratories Servier may terminate the agreement if net sales of Prestalia® by the Company are below $1.0 million for two successive calendar quarters beginning after June 30, 2020.
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

•
our ability to repay or restructure any outstanding indebtedness owed by our company to third parties, including the indebtedness represented by the secured promissory notes that we issued between June and August 2019, or to convert such indebtedness into the equity securities of our company;

•
our ability to attract and/or maintain research, development, commercialization and manufacturing partners, including, in particular, Les Laboratories Servier (from which company we license rights with respect to our Prestalia product), and to fulfill our obligations under any agreements that we have entered into with such partners, such that such agreements remain in full force and effect;

•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

•
the ability of our company and/or a partner to obtain and maintain required governmental approvals, including product patent approvals, and to comply with all required regulatory and reporting obligations with respect thereto;

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
We began marketing Prestalia®, a single-pill FDC of perindopril arginine (“perindopril”) and amlodipine besylate (“amlodipine”) in June of 2018. By combining Prestalia®, DyrctAxess and an independent pharmacy network, we have created a proprietary system for drug adherence and the effective treatment of hypertension, improving the distribution of FDC hypertensive drugs, such as our FDA-approved product Prestalia®, as well as improving the distribution of devices for therapeutic drug monitoring (“TDM”) (e.g., blood pressure monitors), as well as patient counseling and prescription reminder services. We are focused on demonstrating the therapeutic and commercial value of our TCS through the commercialization of Prestalia®. Prestalia® was developed in coordination with Les Laboratories Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia® was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and is distributed through our DyrctAxess platform, which we acquired in 2017.
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
On September 4, 2019, we entered into a Co-Promotion Agreement with Allegis Pharmaceuticals, LLC (“Allegis”) to co-promote Allegis’ FDA approved product Nitrolingual® Pumpspray, indicated for acute relief of an attack or prophylaxis of angina pectoris due to coronary artery disease. The Co-Promotion Agreement relates to both the branded and the authorized generic versions of the product.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Net Sales
We recorded net sales of approximately $51,000, net of related discounts for the three months ended September 30, 2019 compared to net sales of approximately $135,000 for the three-month period ended September 30, 2018. The decrease in sales represents revenues from the sale of Prestalia®. The reduction in sales was primarily due to our strategic decision to transition to a new pharmacy network during the quarter which will reduce costs and provide nationwide distribution of Prestalia® and our production supply issues including production delays and serialization activities.
Cost of Sales
Cost of sales were $106,000 for the three months ended September 30, 2019 compared to $67,000 for the three months ended September 30, 2018, and represents cost of sales from the sale of Prestalia®. The increase in cost of sales was primarily due to an increase in the cost of services provided by the pharmacy network utilized for the three month period ended September 30, 2019 as compared to the three months ended September 30, 2018.
Operating Expenses
Our operating expenses for the three months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018	Increase/(Decrease)
	(in thousands)
Sales and marketing	$1,311	$871	$440
General and administrative expenses	840	2,141	(1,301)
Goodwill and intangible asset impairment	—	4,794	(4,794)
Amortization	18	41	(23)
Total operating expenses	$2,169	$7,847	$(5,678)
Sales, Marketing and Commercial Operations
For the three months ended September 30, 2019, sales, marketing and commercial operations expense increased by approximately $440,000 as compared to the prior period, primarily due to our digital marketing campaign and other marketing related activities for Prestalia® and regulatory consulting costs incurred for manufacturing serialization.
General and Administrative
General and administrative expense decreased by approximately $1.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to decrease in share-based compensation of approximately $737,000 and reorganization costs of $282,000 incurred for the three months ended September 30, 2018 compared to no reorganization cost for the same period of 2019.
Goodwill and intangible asset impairment
During the three months ended September 30, 2019, the Company determined that an intangible asset and goodwill was impaired and, as a result, a loss on impairment of $4.8 million was recognized for the three-month period ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the three months ended September 30, 2019.
Amortization Expense
Amortization of intangible assets decreased by approximately $23,000 for the three-month period ended September 30, 2019 primarily due to the write-off of intangibles in 2018 as a result of our decision to divest assets that no longer align with our strategic objectives.
Other Expense

	Three Months Ended
	September 30, 2019	September 30, 2018	(Increase)/Decrease
	(in thousands)
Interest expense	$(332)	$—	$(332)
Loss on settlement	—	—	—
Total other expense, net	$(332)	$—	$(332)
Total net other expense for the three months ended September 30, 2019 increased by $332,000 compared to the three months ended September 30, 2018 primarily due to accrued interest and amortization of debt issuance costs for our term loan.
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Net Sales
We recorded net sales of approximately $120,000 for the nine months ended September 30, 2019 as compared to approximately $135,000 for the nine months ended September 30, 2018, which represents revenues from the sale of Prestalia®. The reduction in sales was primarily due to our strategic decision to transition to a new pharmacy network during the third quarter of

2019 which will reduce costs and provide nationwide distribution of Prestalia® and our production supply issues including production delays and serialization activities.
Cost of Sales
Cost of sales were approximately $304,000 for the nine months ended September 30, 2019 as compared to $67,000 for the nine months ended September 30, 2018, which represents cost of sales from the sale of Prestalia®. The increase in cost of sales was primarily due to an increase in the cost of services provided by the pharmacy network utilized for the nine month period ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Operating Expenses
Our operating expenses for the nine months ended September 30, 2019 are summarized as follows in comparison to our expenses for the nine months ended September 30, 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/(Decrease)
	(in thousands)
Sales and marketing	$3,518	$3,457	$61
Research and development	—	173	(173)
General and administrative expenses	3,806	4,120	(314)
Goodwill and intangible asset impairment	—	4,794	(4,794)
Amortization	53	288	(235)
Total operating expenses	$7,377	$12,832	$(5,455)
Sales, Marketing and Commercial Operations
For the nine months ended September 30, 2019, sales, marketing and commercial operations expense increased by approximately $61,000, as compared to the prior period, primarily due to our digital marketing campaign related to the sales of Prestalia®.
Research and Development
For the nine months ended September 30, 2019, research and development expense decreased by approximately $173,000, as compared to the nine months ended September 30, 2018 due to the transition of our strategic focus from R&D activities to sales, marketing and commercial operations activities beginning in the second quarter of 2018.
General and Administrative
General and administrative expense decreased by approximately $314,000 for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a decrease in stock based compensation expense offset by severance payments made to executive management during the nine months ended September 30, 2019.
Goodwill and intangible asset impairment
During the nine months ended September 30, 2018, the Company determined that an intangible asset and goodwill was impaired and, as a result, a loss on impairment of $4.8 million was recognized for the nine-month period ended September 30, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with the Company’s strategic objectives. There was no such loss on impairment for the nine months ended September 30, 2019.
Amortization Expense
Amortization of intangible assets decreased by approximately $235,000 for the nine-month period ended September 30, 2019 primarily due to the write-off of intangibles in 2018 as a result of our decision to divest assets that no longer align with our strategic objectives.
Other Expense

	Nine Months Ended
	September 30, 2019	September 30, 2018	(Increase)/Decrease
	(in thousands)
Interest expense	$(333)	$(149)	$(184)
Loss on settlement	—	(875)	875
Total other expense, net	$(333)	$(1,024)	$691
Total net other expense for the nine months ended September 30, 2019 decreased approximately $691,000 compared to the nine months ended September 30, 2018 primarily due to a loss on settlement of a related party liability for the nine months ended September 30, 2018 as compared to the same period of 2019. Interest expense for the nine months ended September 30, 2019, included approximately $148,000 for interest expense and amortization of debt issuance costs for our term loan.
Liquidity & Capital Resources
Working Capital

(in thousands)	September 30, 2019	December 31, 2018
Current assets	$3,578	$4,677
Current liabilities	(9,432)	(2,214)
Working (deficit) capital	$(5,854)	$2,463
Negative working capital as of September 30, 2019 was approximately $5.9 million as compared to working capital of approximately $2.5 million as of December 31, 2018. The decrease in working capital is primarily related to an increase in our current liabilities as of September 30, 2019 including approximately $5.2 million of notes payable net of issuance costs, an increase in accrued dividends for our convertible preferred stock of approximately $1.1 million and an increase in accounts payable and accrued expenses related to our operating activities.
Cash Flows and Liquidity
Net cash used in Operating Activities
Net cash used in operating activities was approximately $6.2 million during the nine months ended September 30, 2019. This was primarily due to our net operating loss of approximately $7.9 million, partially offset by non-cash share-based compensation of approximately $0.7 million and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses.
Comparatively, net cash used in operating activities was approximately $7.0 million during the nine months ended September 30, 2018. This was primarily due to the net operating loss of approximately $13.8 million offset by non-cash charges of approximately $4.8 million for impairment of goodwill and intangible asset impairment and approximately $2.0 million for other changes in working capital including $1.3 million of non-cash share-based compensation.
Net cash used in Investing Activities
There was no cash used in or provided by investing activities for the nine months ended September 30, 2019. Cash used in investing activities for the period ended September 30, 2018 was approximately $28,000 for the purchase of furniture for the corporate office.
Net cash provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $5.0 million from the issuance of promissory notes to certain accredited investors during the second and third quarters of 2019. For the nine months ended September 30, 2018, cash provided by financing activities was approximately $13.4 million primarily due to the issuance of preferred stock.

We will need to raise additional operating capital during the fourth quarter of 2019 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2019 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
New and Recently Adopted Accounting Pronouncements
Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended September 30, 2019.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
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
Material Weakness in Internal Control over Financial Reporting
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2019 was not effective.
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
The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

•	Inadequate segregation of duties consistent with control objectives;

•	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

•	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.
Management’s Plan to Remediate the Material Weakness
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

•	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.
During the three months ended September 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. Our Company and all subsidiaries use a well-regarded accounting software which restricts personnel access and standardizes daily accounting procedures on journal entries. The software includes built-in controls and documentation to facilitate accounting review of the books and records. Our Audit Committee continues to exercise oversight responsibilities related to financial reporting and internal control. In November of 2019, we hired an executive with GAAP and financial reporting expertise to assist in the preparation of financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Paragraph IV Challenge
Our Prestalia product was involved in a paragraph IV challenge regarding patents issued to perindopril arginine. This challenge, which was pending in the United States District Court for the District of Delaware (No. 1:17-cv-00276), was captioned Apotex Inc. and Apotex Corp. v. Symplmed Pharmaceuticals, LLC and Les Laboratoires Servier. The challengers (Apotex Inc. and Apotex Corp. (“Apotex”)) filed an Abbreviated New Drug Application seeking FDA approval to market a generic version of Prestalia® and included a Paragraph (IV) certification. In the litigation, Apotex sought a declaratory judgment that no valid claims of the two patents Symplmed listed in the FDA Orange Book as having claims covering Prestalia®, U.S. Patent No. 6,696,481 and 7,846,961, will be infringed by the Apotex proposed generic version of Prestalia and that the claims of those patents are invalid. The challenge was designed to provide Apotex with an opportunity to enter the market with a generic version of Prestalia, ahead of the expiration of the patents with claims covering that product.

Apotex entered into negotiations with Symplmed Pharmaceuticals, LLC (which entity sold its assets relating to Prestalia® to us in June 2017, including its License and Commercialization Agreement with Les Laboratories Servier) and Les Laboratories Servier (which entity owns or controls intellectual property rights relating to Prestalia®, which rights have been licensed to our company, to resolve the challenge in the second quarter of 2017. Such parties, along with us, have reached an agreement on terms that result in a delay to the challengers’ ability to enter the market with a generic version of Prestalia, while still providing the challenger with the right to enter the market prior to the expiration of the patent covering such product. Specifically, the parties have entered into a Confidential Settlement Agreement in connection with the settlement of the matter, pursuant to which, among other things, the parties entered into a Confidential License Agreement, whereby Symplmed, Servier and our company agreed to grant to Apotex a non-transferable, non-sublicensable, perpetual, irrevocable, royalty-free, non-exclusive license to the two patents listed in the FDA Orange Book as having claims covering Prestalia to make, use and market a generic version of Prestalia, or import a generic version of Prestalia from India into the United States, on or after January 1, 2021.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on April 16, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, and the additional risk factors noted below, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.
We are dependent upon Prestalia® for our ability to generate revenue from the sale of products, and we are dependent upon Les Laboratoires Servier for our rights to Prestalia®.

Our ability to generate revenue from the sale of drug products is currently dependent primarily upon sales of Prestalia®. Prestalia® is the primary product to which we have rights that has been approved for sale. Although we acquired the rights from Allegis Pharmaceuticals, LLC during the third quarter of 2019 to co-promote Allegis’ Nitrolingual Pumpspray, sales of Prestalia® accounted for 100% of our product revenue during the first three quarters of 2019. We do not anticipate that any of our other product candidates would be approved for sale in the near term, if at all, as currently we are not expending resources on the development of any other product candidates, though we may acquire rights to approved products as a result of our product acquisition efforts. Our rights to Prestalia® derive from the license and commercialization agreement between our company and Les Laboratoires Servier. As per such agreement, as amended, Les Laboratoires Servier has the right in various circumstances to terminate the agreement, including, without limitation, if net sales of Prestalia® are below $1.0 million for two successive calendar quarters beginning after June 30, 2020. If our license and commercialization agreement with Les Laboratoires Servier were to be terminated or materially modified for any reason, or if our rights to Prestalia® were to be reduced or eliminated for any reason other than the termination of the license and commercialization agreement, our revenues and business operations would be materially adversely affected, which would likely have a significant impact on the trading price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description

4.1
Form of Secured Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on each of June 28, 2019, July 3, 2019, July 17, 2019 and August 5, 2019 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

10.1
Security Agreement, dated as of June 28, 2019, among Adhera Therapeutics, Inc., IThenaPharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto that were issued on June 28, 2019, July 3, 2019, July 17, 2019 and August 5, 2019, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

10.2
Form of Subscription Agreement used in connection with the issuance by Adhera Therapeutics, Inc. of Secured Convertible Promissory Notes on each of June 28, 2019, July 3, 2019, July 17, 2019 and August 5, 2019 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 5, 2019, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: November 19, 2019	By:	/s/ Nancy R. Phelan.
Nancy R. Phelan Chief Executive Officer and Director (Principal Executive Officer)

Date: November 19, 2019	By:	/s/ Rhonda Stanley
Rhonda L. Stanley Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)