Form 10-K
period 2019-12-31
Adhera Therapeutics, Inc.
filed 2020-04-14
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________
Commission file number 000-13789

ADHERA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
PO Box 2161, Wake Forest, NC 27588
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (919) 518-3748
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
-	-	-
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.006 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [☒]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [☒]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒] No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [☒] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	☒
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [☐] No [☒]
The registrant had 10,869,530 shares of common stock outstanding as of April 14, 2020. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $1.2 million as computed by reference to the closing price of such common stock on the OTC Markets on such date.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ADHERA THERAPEUTICS, INC.
2019 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS
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
The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:
•our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;
•to the extent that we continue to focus on the biopharmaceutical industry, our ability to attract and/or maintain research, development, commercialization and manufacturing partners;
•to the extent that we continue to focus on the biopharmaceutical industry, the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;
•to the extent that we continue to focus on the biopharmaceutical industry, the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;
•to the extent that we continue to focus on the biopharmaceutical industry, the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;
•to the extent that we continue to focus on the biopharmaceutical industry, the timing of costs and expenses related to the research and development programs of our company and/or our partners;
•our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder; and
•our ability to attract and retain qualified officers, directors, employees and consultants as necessary.
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

PART I
ITEM 1. BUSINESS
Overview
Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evolving focus in anticipation of a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.
Previously throughout most of 2019, Adhera Therapeutics was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which we began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015, and was distributed through our patented DyrctAxess platform.
As noted in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on December 17, 2019, we terminated our then-current business operations, including our commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating any revenues from operations, including from the sale of Prestalia or any other product. Moreover, as of the date of this report, we do not have any personnel other than our Chief Executive Officer and our SVP of Finance & Accounting, and we have terminated the lease for our company headquarters in Durham, North Carolina.
Since the end of 2019, to the extent that resources have been available, we have been working with our advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that we will be successful at identifying any such transactions, that we will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If we do not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.
In connection with our business restructuring efforts, we are, among other things, evaluating the potential clinical development and disposition options for CEQ508, an oral delivery of small interfering RNA against beta-catenin that is in Phase 1 clinical development for the treatment of FAP. However, no clinical efforts relating to this program have been undertaken in over 5 years
Furthermore, we are evaluating all strategic options to out-license and/or divest our existing commercial assets, including any assets that we currently hold relating to Prestalia as well as our DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.
Background
On November 15, 2016, Adhera entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation, IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and a representative of the stockholders of IThena (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly-owned subsidiary of Adhera (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Adhera common stock immediately following the completion of the Merger.
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
Subsequent to the Merger, we executed on our strategy to become a commercial stage pharmaceutical company by acquiring Prestalia from Symplmed Pharmaceuticals LLC in June 2017. Prestalia is an FDA-approved and marketed anti-hypertensive drug. Prestalia is an FDC of perindopril arginine, which is an ACE inhibitor, and amlodipine besylate, which is a calcium-channel blocker and is indicated as a first line therapy for hypertension control. The acquisition of Prestalia transitioned our company from a clinical stage company to a commercial organization. We re-introduced Prestalia into the U.S. market in June 2018, with continued promotion through December 2019, at which time we terminated our business operations, including the commercialization of Prestalia.
Need for Future Financing
We will require substantial additional funds on an immediate basis to continue our business operations. We have, in the past, raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares, or result in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets. If we are not able to obtain additional financing on a timely basis as required, or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.
Hypertension Market
Throughout 2019 we commercialized our Prestalia product for the treatment of hypertension. As noted above, we terminated our commercial efforts with respect to Prestalia at the end of 2019. Hypertension (HTN) affects approximately one billion people worldwide and the number of patients is projected to increase to 1.56 billion people by 2025 [http://www.world-heart-federation.org/cardiovascular-health/cardiovascular-disease-risk-factors/hypertension/]. While HTN can be controlled with drugs and lifestyle changes in the majority of patients, uncontrolled or resistant HTN is a significant unmet clinical need in 22% of the HTN population [Persell, S. D. (2011). Prevalence of Resistant Hypertension in the United States, 2003-2008. Hypertension, 57: 1076-108]. Resistant HTN is defined as the failure to reach controlled BP with at least a three-drug regimen at optimal dosage, including at least one diuretic [The Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation, and Treatment of High Blood Pressure: The JNC 7 report. JAMA. 2003;289:2560-72.]. Approximately 22% of the one billion HTN patients worldwide are affected by resistant HTN.
As defined by the American Heart Association Scientific Statement on Resistant Hypertension in 2008, resistant hypertension refers to patients having uncontrolled BP (>140/90mmHg) despite use of three or more antihypertensive medications, including a diuretic. The prevalence of resistant hypertension from various cohorts is estimated to be around 10-20% of patients being treated for hypertension [Mohammed Siddiqui and David A. Calhoun. Refractory versus resistant hypertension. Curr Opin Nephrol Hypertens 2017, 26:14-19]. As would be expected with a history of poorly controlled, often severe hypertension, patients with resistant hypertension have a worse cardiovascular disease prognosis, including coronary heart disease, stroke, congestive heart failure, and peripheral artery disease, compared with patients with more easily controlled hypertension. Similarly, patients with resistant hypertension are more likely to develop chronic kidney disease. Not surprisingly, given this increased cardiovascular risk, having resistant hypertension is associated with an overall higher mortality compared with nonresistant hypertension [Mohammed Siddiqui and David A. Calhoun. Refractory versus resistant hypertension. Curr Opin Nephrol Hypertens 2017, 26:14-19].
The benchmark for our FDA-approved product, Prestalia, is Lotrel. Lotrel is the only FDC of an ACEi and amlodipine and is currently responsible as a brand and generic combined for a total prescription volume in excess of 11 million annually. The success of the Lotrel brand was driven by the combination of two classes of medication that had not only shown the ability to reduce blood pressure but, via the Camelot study for amlodipine and the HOPE and Europa study for ramipril and perindopril, the ability to lower cardiovascular events beyond the effect of lowering blood pressure. The potential success of Prestalia in the U.S. is further supported by the data outside the U.S., which has shown that our worldwide partner, Servier, has produced in excess of €400 million in annual sales of perindopril and amlodipine as an FDC.
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
To this effect, we have developed a Total Care Solution (TCS) consisting of four pillars to achieve improved compliance and therefore targeted BP: 1) FDCs. We believe hypertension is most effectively treated with combination therapy. Furthermore, hypertensive patients frequently suffer from other diseases such as hypercholesterolemia, arthritis, diabetes, dementia, and Alzheimer’s Disease, etc. Their pill burden can be upward of 10-15 pills per day. Any reduction in pill burden would increase compliance. 2) Monitoring- TDM as well as BP monitoring has been shown to improve compliance. With our bpCareConnect, patients were provided with a BP monitoring system which allowed both patients and health care providers to track treatment progress. 3) Our program had healthcare practitioners and pharmacists call the patients and remind them to refill their prescriptions. This resulted in a refill rate ranging from 59.5% - 95%, which was higher than the industry standard of 50%. This low turnover of patients allowed us to build prescriptions rapidly during our launch of Prestalia. As noted above, as of the end of 2019, we terminated our commercial efforts with respect to Prestalia.
Prestalia
Acquired in June 2017, Prestalia is a commercially available product. Throughout 2018 - 2019, we integrated the distribution, marketing and sales platform of the acquired assets into our company. This was done concurrently with efforts to mobilize a sales force and build a commercial presence in the U.S. As noted above, we terminated our commercial efforts with respect to Prestalia at the end of 2019.
Prestalia was developed in conjunction with Les Laboratories, Servier. It was initially launched in October of 2015 by Symplmed Pharmaceuticals. It is approved in three doses: 3.5/2.5, 7/5 and 14/10 and is promoted worldwide ex-US as Coveram and/or Viacoram by Servier with >$400 million annual turnover from perindopril franchise, worldwide, for Servier.
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
Partnering and Licensing Agreements
Les Laboratoires Servier
As a result of the Asset Purchase Agreement that we entered into with Symplmed Pharmaceuticals LLC in June 2017, Symplmed Pharmaceuticals assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed Pharmaceuticals and Les Laboratoires Servier (“Servier”) dated January 2012. Pursuant to the License Agreement, we have an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of the regulatory and sales-based milestone payments, and royalty payments based on net sales, described therein. As per the License Agreement, as amended, Servier has the right to terminate the License Agreement in various circumstances, including, without limitation, if net sales of Prestalia are below $1 million for two successive calendar quarters beginning after June 30, 2020.
Autotelic LLC
On November 15, 2016, we entered into a License Agreement with Autotelic LLC pursuant to which (A) we licensed to Autotelic LLC certain patent rights, data and know-how relating to FAP and nasal insulin, for human therapeutics other than for oncology-related therapies and indications, and (B) Autotelic LLC licensed to us certain patent rights, data and know-how relating to IT-102 and IT-103, in connection with individualized therapy of pain using a non-steroidal anti-inflammatory drug and an anti-

hypertensive without inducing intolerable edema, and treatment of certain aspects of proliferative disease, but not including rights to IT-102/IT-103 for TDM guided dosing for all indications using an Autotelic Inc. TDM Device. We also granted a right of first refusal to Autotelic LLC with respect to any license by us of the rights licensed by or to us under the License Agreement in any cancer indication outside of gastrointestinal cancers. As per the Omnibus Settlement Agreement that we entered into on October 1, 2018 with Dr. Trieu, Autotelic LLC and certain other parties affiliated with Dr. Trieu, the License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to FAP or CEQ508 and related intellectual property.
Hongene Biotechnology
In September 2015, Adhera entered into a license agreement with Hongene, a leader in process development and analytical method development of oligonucleotide therapeutics, regarding the development and supply of certain oligonucleotide constructs using our CRN technology. To date, there has been minimal activity under this agreement. However, as per the terms of the agreement, we could receive double digit percentage royalties on the sales of research reagents using our CRN technology.
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
Novosom
On July 27, 2010, we acquired the intellectual property of Novosom for SMARTICLES. As per the terms of the acquisition agreement (the “Original Purchase Agreement”), we were required to pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount was to be paid in shares of common stock, or a combination of cash and shares of common stock, at our discretion. On September 8, 2017, we entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Novosom pursuant to which we sold to Novosom substantially all of our intellectual property estate relating to SMARTICLES (the “Smarticles IP”), including that acquired pursuant to the Original Purchase Agreement, for an aggregate purchase price of $1.00. As per an amendment to the IP Purchase Agreement, we assigned to Novosom those agreements that we entered into with third parties pursuant to which we provided to such third parties certain licenses and rights with respect to the Smarticles IP, including the right to receive milestone and royalty payments, if any. Novosom made to us a cash payment in the amount of $20,000 in connection with the amendment to the IP Purchase Agreement in December 2019, and may pay to us an additional $25,000 upon the satisfaction by us of certain conditions set forth in the amendment to the IP Purchase Agreement.
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
Proprietary Rights and Intellectual Property

We have relied primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and, to the extent that we continue our business operations, intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. To date, the U.S. and non-U.S. patent applications that we have filed, and the patents that have been granted to us, relate to our legacy intranasal and RNA interference programs. As noted elsewhere in this report, we are in the process of evaluating the path forward for such programs, including seeking options to continue certain programs or to divest assets. There can be no assurance that any of our patents will be guaranteed protection or market exclusivity for our products and product candidates, and to the extent that we do not properly maintain (including paying any required fees) such patents, it is possible that any protection provided to us will be impaired or lost altogether.
We also use license agreements both to access external technologies and to convey certain intellectual property rights to others. To the extent that we continue our business operations, our financial success will be dependent in part on our ability to obtain (and maintain) commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others.
Further, as discussed elsewhere in this report, we have licensed rights to our FDA-approved product, Prestalia, from Les Laboratoires Servier as a result of our acquisition of assets from Symplmed Pharmaceuticals in June 2017. The patents listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, expire in 2023 and 2029, respectively. We also hold the patent to our DyrctAxess technology platform (U.S. Patent No. 8,738,398).
Manufacturing
We do not have any manufacturing facilities or personnel. We have relied, and to the extent that we continue operations in the biopharmaceutical industry we anticipate that we will continue to rely, on contract manufacturing organizations (“CMOs”) to produce our products in accordance with applicable provisions of the FDA’s current Good Manufacturing Practice (“GMP”) regulations. The manufacture of pharmaceuticals is subject to extensive GMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.
Sales and Marketing
We commercialized Prestalia throughout 2019 with a sales force of approximately 20 territory managers, and in September 2019 we entered into a partnership with a leading third party in multichannel marketing, to deploy the proprietary co-commercialization model, to expand commercialization across the United States. We commercialized Prestalia through partnerships with leading external providers and an internal staff to increase our effectiveness and efficiency in a targeted way.
Competition
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of any products and product candidates that we may develop or acquire, to the extent that we may continue to engage in the biopharmaceutical industry, are their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge and experience provide us with certain competitive advantages, we face potential competition from many different sources, including major and minor pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Our products, and any product candidates that we successfully develop and/or acquire, and later commercialize, will compete with existing therapies and new therapies that may become available in the future.
We anticipate that many of the companies against which we may compete in the future will have significantly greater financial and other resources and expertise in research and development, manufacturing, product acquisition, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete, or may compete, with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies and products complementary to, or that may be necessary for, our programs.
The commercial opportunity for any product candidates that we may acquire and/or develop could be reduced or eliminated if our competitors develop and commercialize drugs or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may acquire or develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.
Government Regulation
Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drugs and pharmaceutical products. To the extent that we continue to engage in the biopharmaceutical industry, of which there can be no assurance, all of the products that we anticipate seeking to develop and/or commercialize are expected to be regulated as drug products.
In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before any drug products that we may develop and/or acquire are marketed, they must be approved by the FDA. The steps required before a drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review; and finally (6) approval of an NDA.
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
Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA will usually inspect the facilities where the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. If the FDA approves the NDA, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval. The testing and approval process require substantial time, effort and financial resources, and we cannot be sure that any approval of any products that we develop and/or acquire will be granted on a timely basis, if at all.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication, except in very limited circumstances, for seven years. The FDA granted orphan drug designation to CEQ508 for the treatment of FAP in December 2010. We are evaluating the best path forward to re-start development activities regarding CEQ508, and evaluating options for our other programs relating to RNA interference.
In addition, regardless of the type of approval, to the extent that we continue to engage in the biopharmaceutical industry, we and our partners will be required to comply with a number of FDA requirements both before and after approval with respect to any products that we may develop, acquire or commercialize. For example, we and our partners will be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for products. In addition, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.
In addition to FDA regulations for the marketing of pharmaceutical products, there are various other state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

•
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

•
Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	The federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;

•	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations;

•
The Patient Protection and Affordable Care Act (“ACA”), which among other things changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure; and

•
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
To the extent that any of the products that we develop and/or acquire are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. In 2019, none of our products were sold outside the United States.
Coverage and Reimbursement

To the extent that we continue to engage in the biopharmaceutical industry, the commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our product candidates. In the United States, government authorities and third-party payers are increasingly imposing additional requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.
In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and utilization, which, to the extent that we are commercializing products, may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved products. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for any products that we may acquire and/or develop.
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
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product candidates that we may acquire and/or develop. If third-party payers do not consider the product candidates that we may acquire and/or develop to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
The United States is considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to profitably sell any products that we may acquire and/or develop. Among policy makers and payers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Affordable Care Act (the “ACA”), which became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; expansion of Medicaid benefits and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for any product candidates that we acquire and/or develop once they are approved.
For example, members of Congress and the current presidential administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, several actions have been taken that revise and/or impact the ACA, including, without limitation, the Bipartisan Budget Act of 2018 that, among other things, amended the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our future business and financial condition, if any, are not yet clear.
The costs of prescription pharmaceuticals in the U.S. recently has also been the subject of considerable discussion in the U.S., and members of Congress and the current presidential administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current presidential administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs.
Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for any products we may acquire and/or develop, once approved, or put pressure on the pricing of such products.
Additionally the continued consolidation in healthcare of insurers, providers, large healthcare delivery systems and clinical research organizations is an additional source of change and resource constraint which may impact our ability to acquire, develop and commercialize product candidates.
We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from any products that we may acquire and/or develop, and may affect our overall financial condition and ability to realize the full value of our product(s), if any, as they are developed and ultimately commercialized.
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
The ANDA or 505(b)(2) NDA applicant is required to provide a certification to the FDA in the product application concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable, or will not be infringed by the new product.
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
Environmental Compliance
To the extent that we begin to re-engage in research and development activities, which activities are not currently being actively pursued by us, such activities may involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements.
Employees

As of April 14, 2020, we had two employees, each of whom is an officer of our company. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition to our employees, from time to time as circumstances have required, we have engaged, and anticipate that we will continue to engage, competent third-party consultants to supplement the existing employee resources of our company including with respect to our accounting and financial reporting functions and regulatory and legal functions.
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
Risks Relating to Our Financial Condition and Business Operations
We have terminated our business operations and are currently pursuing other opportunities to restructure our company. If we are not successful in these efforts, it is likely that we will discontinue all operations and seek bankruptcy protection.
As noted in a Current Report on Form 8-K that we filed with the SEC on December 17, 2019, we terminated our then-current business operations, including our commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, which such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating revenues from the sale of Prestalia or any other product. Moreover, as of the date of this report, we do not have any personnel other than our Chief Executive Officer and our SVP of Finance & Accounting, and we have terminated the lease for our company headquarters in Durham, North Carolina.
Since the end of 2019, we have been working with our advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that we will be successful at identifying any transactions that enhance the value of our company, or that such transactions will be available upon terms acceptable to us. Further, there can be no assurance that we will engage in future business activities in the biopharmaceutical industry or any other industry. If we do not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.
Our current cash is not sufficient to fund our business operations beyond April of 2020. If additional capital is not available, we may have to cease operations, or take other actions that could adversely impact our shareholders.
Our business does not generate the cash necessary to finance our operations. Although we generated revenues during 2019 through the sale of Prestalia, we have ceased selling such product, and thus are no longer generating revenues from the sale of that product or any other product. We incurred net operating losses of approximately $11.3 million and $15.8 million in the years ended December 31, 2019 and 2018, respectively.
To the extent that we continue to engage in the biopharmaceutical industry, we will require significant additional capital to: (i) acquire and/or develop additional FDA-approved products, and commercialize such products; (ii) fund research and development activities relating to, and obtain regulatory approval for, our current and future product candidates; (iii) protect our intellectual property; (iv) attract and retain highly-qualified personnel; (v) respond effectively to competitive pressures; and (vi) acquire complementary businesses or technologies.
To the extent that we continue to engage in the biopharmaceutical industry, our future capital needs depend on many factors, including: (i) the scope, duration and expenditures associated with research, development and commercialization efforts that we may undertake; (ii) continued scientific progress in our programs; (iii) the outcome of potential partnering or licensing transactions, if any; (iv) competing technological developments; (v) our proprietary patent position; and (vi) the regulatory approval process for our products.
We will need to raise additional funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements to continue our business operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issue arising from the COVID-19 epidemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result, which may substantially dilute the value of their investment. Any such equity financing may also have the effect of substantially reducing the conversion or exercise price of our outstanding convertible or exercisable securities, which could result in the issuance (or potential issuance) of a significant number of additional shares of our common stock to the extent that the aggregate conversion or exercise price of such convertible or exercisable securities remains the same. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility to conduct future business activities and, in the event of insolvency, could be paid before holders of equity securities received any distribution of corporate assets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses through alliance, joint venture or agreements on terms that are not favorable to us, in order to raise additional funds. If adequate funds are not available, we may have to further delay, reduce or eliminate one or more of our planned activities with respect to our business, or terminate our operations and seek appropriate bankruptcy protection. These actions would likely reduce the market price of our common stock.
We have no history of profitability and there is a potential for fluctuation in operating results.
We have experienced significant operating losses since inception. We expect that the continued operation of our business, if at all, will cause us to continue to experience losses in the near term, particularly if we were to again engage in research and development activities. There can be no assurance that we can achieve profitability in the future. To the extent that we continue to engage in the biopharmaceutical industry, our ability to achieve profitability will depend on our ability to commercialize, acquire and develop approved pharmaceutical products, obtain necessary regulatory approvals, and manufacture, distribute, market and sell drug products. We cannot assure you of the success of any of these activities or predict if or when we will ever become profitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements”, as well as the financial statements included herein.
If we are unable to raise sufficient additional capital, we may seek to merge with or be acquired by another entity, or to sell our assets to another entity, and that transaction may adversely affect our business and the value of our securities.
If we are unable to raise sufficient additional capital to continue business operations with respect to our existing assets, of which there can be no assurance, we may seek to merge or combine with, or otherwise be acquired by, another entity with a stronger cash position or product portfolio or for other reasons. There are numerous risks associated with merging, combining or otherwise being acquired, whether in whole or in part. These risks include, among others, incorrectly assessing the quality of a prospective acquirer or merger-partner, encountering greater than anticipated costs in integrating businesses, facing resistance from employees and being unable to profitably deploy the assets of the new entity. The operations, financial condition, and prospects of the post-transaction entity depend in part on our and our acquirer/merger-partner’s ability to successfully integrate the operations related to our products, product candidates, business and technologies. We may be unable to integrate operations successfully or to achieve expected cost savings, and any cost savings that are realized may be offset by losses in revenues or other charges to operations.
We may be unable to repay the indebtedness to the holders of outstanding promissory notes.
Between June 28, 2019 to August 5, 2019, we issued secured promissory notes in the aggregate principal amount of approximately $5.7 million. We granted to the holders of such secured notes a first lien and security interest in all of the assets of our company and certain of our subsidiaries. The maturity date of the secured notes is June 28, 2020, which date may be extended for up to sixty days upon the mutual agreement of our company and the holders of a majority of the unpaid principal balance of such secured notes. Interest is payable quarterly, with the first interest payment to have been made on December 28, 2019 and with the second interest payment to have been made on March 28, 2020. We have not made the required interest payments on the secured notes. In addition, on February 5, 2020, we issued original issue discount unsecured convertible promissory notes, issued at a 10% original issue discount, for a total purchase price of $499,950, which notes are payable on August 5, 2020. If we default in our obligations under the secured notes or the convertible notes, such default would have a material adverse impact on our company and on our future business prospects.
We are dependent on our key personnel, and if we are unable to retain such personnel, or to attract and retain other highly qualified personnel, then we may be unable to successfully develop our business.
Our ability to compete in the business sectors in which we anticipate conducting operations depends upon our ability to attract and retain highly qualified personnel. We are dependent on our management personnel, including Nancy R. Phelan, our Chief Executive Officer, and Rhonda Stanley, Senior Vice President of Finance and Accounting. There can be no assurance that we will be able to retain the services of any of the foregoing persons, or of any of our other future personnel, regardless of whether or not we have entered into employment agreements with such persons. If we are unable to attract or retain qualified personnel, or if we are unable to adequately replace such personnel if we lose their services, our business could be seriously harmed. In addition, if we have to replace any of these individuals, we may not be able to replace the knowledge that they have about our operations. Further, our executive officers have employment agreements that would require us to pay them certain specified amounts as severance in the event that their employment with our company is terminated by us without “cause” or by such officers with “good reason”.
If we raise capital and make strategic acquisitions of products, technologies or other businesses, we will incur a variety of costs and potential liabilities and might never realize the anticipated benefits.
We have limited experience in independently identifying acquisition candidates and successfully integrating the operations of acquisition candidates with our company. If appropriate opportunities become available, and we have sufficient resources to do so, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort in the future, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business, and the product sales and distribution networks relating to such acquired assets, might result in operating difficulties, expenditures and potential liabilities, and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in, among other things, dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.
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
In connection with the evaluation of our internal control over financial reporting as of December 31, 2019 that was undertaken by management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, management determined that our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the performance of an audit of a public company that is commensurate with our financial reporting requirements, and our overall financial and operational condition constituted a material weakness as of December 31, 2019. To remediate the foregoing material weakness, to the extent that resources permit, of which there can be no assurance, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls.
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
In addition, we completely depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.
Our business and operations could suffer in the event of system failures.
Our internal computer systems and those of our contractors, consultants and partners are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations and could result in a material disruption of our business operations. For example, to the extent that we were to engage in research and development activities, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates, if any, could result in delays in our regulatory filings and development efforts and significantly increase our costs. If any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business operations could be delayed.
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
To the extent that, following the restructuring of our business operations, we continue to engage in the biopharmaceutical business, we anticipate that the future success of our operations will depend on the successful development or acquisition by us of products for commercialization. The products that we may seek to acquire or develop may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. We may make significant expenditures acquiring or developing product candidates that have minimal, if any, developmental or commercial success. If we are unable to develop or acquire a sufficient number of successful drug products, we may be required to change the scope and direction of, or cease pursuing, biopharmaceutical business operations.
If we or our partners are unable to acquire or develop, and commercialize products, our business will be adversely affected.
A key element of our historical business strategy, which may continue to be a part of our business strategy going forward as we refocus our business operations, is to develop or acquire, and thereafter commercialize, a portfolio of pharmaceutical products. Whether or not any product candidates are ultimately identified, research programs that we may develop to identify product candidates will require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield a successful commercial product for many reasons, including the following:

•competitors may develop alternatives that render our product candidates obsolete;
•a product candidate may not have a sustainable intellectual property position in major markets;
•a product candidate may, after additional studies, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective;
•a product candidate may not receive regulatory approval;
•a product candidate may not be capable of production in commercial quantities at an acceptable cost, or at all; or
•a product candidate may not be accepted by patients, the medical community or third-party payors.
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
A failure of one or more pre-clinical studies or clinical trials can occur at any stage of testing. We and our partners may experience numerous unforeseen events during, or as a result of, the pre-clinical testing and the clinical trial process that could delay or prevent the receipt of regulatory approval or the commercialization of our product candidates, or that could render such process substantially more expensive, including:
•regulators may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•pre-clinical tests or clinical trials may produce negative or inconclusive results, and we or a partner may decide, or a regulator may require us, to conduct additional pre-clinical testing or clinical trials, or we or a partner may abandon projects that were previously expected to be promising;
•enrollment in clinical trials may be slower than anticipated or participants may drop out of clinical trials at a higher rate than anticipated, in each case for a variety of reasons, resulting in significant delays;
•third party contractors may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner;
•product candidates may have very different chemical and pharmacological properties in humans than in laboratory testing and may interact with human biological systems in unforeseen, ineffective or harmful ways;
•the suspension or termination of clinical trials for a variety of reasons, including if the participants are being exposed to unacceptable health risks or if such trials are not being conducted in accordance with applicable regulatory requirements;
•regulators, including the FDA, may require that clinical research be held, suspended or terminated for various reasons, including noncompliance with regulatory requirements;
•the costs of clinical trials (or the components thereof) may be greater than anticipated;
•the supply or quality of drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•product candidates may not have the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of any product candidates that we may develop or acquire. Undesirable side effects caused by any of our product candidates could cause us or our partners to interrupt, delay or discontinue development of our product candidates, could result in a clinical hold on any clinical trial, or could result in the denial of regulatory approval of our product candidates by the FDA or foreign regulatory authorities. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including: (i) regulatory authorities may withdraw their approval of the product; (ii) we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product; (iii) the product may be rendered less competitive and sales may decrease; (iv) our reputation may suffer generally both among clinicians and patients; (v) regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in connection with approval, if any; or (vi) we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials.
Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the applicable product candidates that we may develop or could substantially increase the costs and expenses of commercializing such product candidates, which in turn could delay or prevent us from generating significant revenues from the sale of the product.
Even if regulatory approvals are obtained for any of the products that we may develop or acquire, such products will be subject to ongoing regulatory obligations and continued regulatory review. If we or a partner fail to comply with continuing U.S. and foreign regulations, the approvals to market drugs could be lost and our business would be materially adversely affected.
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
We, our present and future collaborators, and the drug products that may be developed by us or in collaboration with partners are subject to extensive regulation by governmental authorities in the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters, fines and other civil penalties, unanticipated expenditures, delays in approving or refusal to approve a product, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.
Drug products cannot be marketed in the U.S. without FDA approval or clearance, and they cannot be marketed in foreign countries without applicable regulatory approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the FDA or applicable foreign regulatory authority. There can be no assurance that approval of any products that we may develop and/o acquire will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. If any products that we may develop and/or acquire are not approved in a timely fashion, or are not approved at all, our business and financial condition may be adversely affected.
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
To the extent that we engage in any research and development activities, such activities may involve the use of hazardous and biological, potentially infectious, materials. Such use would subject us to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials and specific waste products. We could be subject to damages, fines or penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could be substantial. The costs of complying with these current and future environmental laws and regulations may be significant.
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
Risks Related to our Dependence on Third Parties
We were dependent upon Prestalia for our ability to generate revenue from the sale of products, and we are dependent upon Les Laboratoires Servier for our rights to Prestalia.
During 2019, our ability to generate revenue from the sale of drug products was dependent upon sales of Prestalia. Prestalia was the primary product to which we had rights that had been approved for sale. Sales of Prestalia accounted for all of our product revenue during 2019. Our rights to Prestalia derive from the license and commercialization agreement between our company and Les Laboratoires Servier. As per such agreement, as amended, Les Laboratoires Servier has the right in various circumstances to terminate the agreement, including, without limitation, if net sales of Prestalia are below $1 million for two successive calendar quarters beginning after June 30, 2020. As of the end of 2019, we terminated all of our business operations with respect to the commercialization and promotion of Prestalia, and are no longer selling or promoting any other products.
We may become dependent on our collaborative arrangements with third parties for a substantial portion of our revenue, and our development and commercialization activities may be delayed or reduced if we fail to initiate, negotiate or maintain successful collaborative arrangements.
To the extent that we continue to engage in pharmaceutical and biotechnology operations, we anticipate that we will be, at least in part, dependent on partners to develop and commercialize our products and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business. If we fail to secure or maintain successful collaborative arrangements, we anticipate that our development and commercialization activities will be delayed, reduced or terminated, and that our revenues would be materially and adversely impacted.
The potential future milestone and royalty payments and cost reimbursements from certain of the collaboration agreements that we have entered into, or that we may enter into, could provide an important source of financing for our business activities, thereby facilitating the development and commercialization of our products. These collaborative agreements might be terminated either by us or by our partners upon the satisfaction of certain notice requirements. Our partners may not be precluded from independently pursuing competing products and drug delivery approaches or technologies. Even if our partners continue their contributions to our collaborative arrangements, of which there can be no assurance, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. If our collaborators fail to conduct their commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if they terminate or materially modify their agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated.
An interruption in the supply of raw and bulk materials needed for the development and manufacture of our products could cause product development and/or sales to be slowed or stopped.
To the extent that we engage in research, development and/or commercialization efforts with respect to any products that we develop and/or obtain, we and our partners may obtain supplies of critical raw and bulk materials used in such efforts from several suppliers, and long-term contracts may not be in place with any or all of these suppliers. There can be no assurance that sufficient quantities of product candidates or approved products could be manufactured if our suppliers are unable or unwilling to supply such materials. Any delay or disruption in the availability of raw or bulk materials could slow or stop research and development, or sales, of the relevant product.
We will rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such clinical trials.
If we move forward with any research and development activities with respect to our current and future development assets, we anticipate that we will be dependent on contract research organizations, third-party vendors and investigators for performing or managing pre-clinical testing and clinical trials related to drug discovery and development efforts. These parties will not be employed by us or our partners, and neither we nor our partners will be able to control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay, and potentially materially adversely affect, the development and commercialization of our products. Moreover, these parties also may have relationships with other commercial entities, some of which may compete with us and our partners. If they assist our competitors, it could harm our competitive position.
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
We have limited manufacturing experience or resources, and, to the extent that we engage in a business that involve the manufacturing of pharmaceutical products, we will have to either incur significant costs to develop this expertise or rely on third parties to manufacture our products.
We have no manufacturing experience, and thus have depended on a limited number of third parties in connection with our historical business operations. These third parties might not be able to deliver in a timely manner, on acceptable terms, or at all. There are a limited number of manufacturers that supply the materials needed for the development of the products and product candidates related to our historical business operations. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery requirements or provide adequate amounts of material to meet our needs. To fulfill our supply requirements, we may also need to secure alternative suppliers.
The manufacturing process for any of the pharmaceutical products that we may develop or acquire is subject to the FDA approval process, and we or our partners will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis. If we are unable to obtain or maintain contract manufacturing for these product candidates or approved products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize any products.
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
Our business has been based upon the development, acquisition and commercialization of pharmaceutical products, and we have relied on the issuance of patents, both in the U.S. and internationally, for protection against competitive technologies. Although we believe we exercise the necessary due diligence in our patent filings, our proprietary position is not established until the appropriate regulatory authorities actually issue a patent, which may take several years from initial filing or may never occur.
Moreover, even the established patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal and factual issues. Although we believe our issued patents are valid, third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its claim scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying us licensing fees or royalties, which could significantly diminish the value of these discoveries or technologies. As a result of such determinations, we may be enjoined from pursuing research, development and/or commercialization of products or may be required to obtain licenses, if available, to the third-party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns.
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
We also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we have typically required our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, we may from time to time hire personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we have typically required our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the applicable market and execute our business strategies.

Our inability to adequately protect our proprietary intellectual property from legal challenges, infringement or alternative technologies could adversely impact our competitive position, and which would negatively impact our future results and prospects.
Because intellectual property rights are of limited duration, expiration of intellectual property rights and licenses will negatively impact our operating results.
Intellectual property rights, such as patents and license agreements based on those patents, generally are of limited duration. Therefore, the expiration or other loss of rights associated with IP and IP licenses, including as a result of the failure to pay any fees and expenses required to maintain such IP and IP licenses, can negatively impact our business, and the future sales of our products. Due to our recent financial condition, we have been unable to keep current on the maintenance fees for all of our existing IP.
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
We have depended in the past with respect to our prior business operations, and we may depend in the future, on technologies we license, and if we lose the right to license such technologies or we fail to license new technologies in the future, our ability to develop or commercialize new or existing products would be harmed.
We have depended in the past with respect to our prior business operations, and we may depend in the future, on licenses from third parties for certain of our technologies, products and product candidates. If our license with respect to any of these technologies or products is terminated for any reason, the development and/or commercialization of the products contemplated by the licenses would be delayed, or suspended altogether, while we seek to license similar products or technology (which licenses may not be available on terms acceptable to us or at all) or develop new non-infringing products or technology.
We may be required to defend lawsuits or pay damages for product liability claims.
Our business related to the commercialization of Prestalia exposed us to potential product liability risks that are inherent in the development and marketing of pharmaceutical products. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Product liability claims could result in an FDA investigation of the safety and effectiveness of our products, the manufacturing processes and facilities with respect to our products, and our marketing programs, and potentially a recall of our products or more serious enforcement action, or suspension or withdrawal of approvals. Any product liability claims, regardless of their merits, and regardless of whether we are still commercializing the applicable product, could be costly, divert management’s attention, delay or prevent completion of our development and commercialization programs, and adversely affect our reputation, the demand for our products and our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development, including our prior efforts relating to the marketing and sale of Prestalia. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

As a result of a paragraph IV challenge to our Prestalia product, our Prestalia product may face generic competition beginning in January 2021. To the extent that we continue to sell Prestalia, our ability to generate revenues from the sale of that product will be adversely impacted if a generic version of Prestalia is launched on or after that date.
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
Risks Related to our Industry
To the extent that we continue to operate in the biopharmaceutical industry, if we or any of our partners, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare laws and regulations, or legal obligations related to privacy, data protection and information security, we or they could be subject to enforcement actions, which could result in penalties and negatively affect our ability to develop, market and sell our products.
To the extent that we continue to operate in the biopharmaceutical industry, of which there can be no assurance, we will be subject to federal, state and foreign healthcare laws and regulations pertaining to, among other things, fraud and abuse and patients’ rights, in addition to legal obligations related to privacy, data protection and information security. These laws and regulations include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;
•the U.S. federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;
• the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud healthcare programs;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and
•state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
If the operations in which we may engage are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
If we fail to comply with the laws or regulations that may be applicable to us, we could be subject to enforcement actions, which could affect our ability to successfully develop and commercialize the products and product candidates that we may develop or acquire, and could harm our reputation and lead to reduced acceptance of our products.
Any drugs that we may commercialize in the future may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which, once such drugs are commercialized, could have a material adverse effect on our business and financial results.
To the extent that we continue to engage in the biopharmaceutical industry, our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of the products that we may develop and/or acquire.
It is possible that any products that we bring to the market in the future may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell such products on a competitive basis, or at a price that allows us to be profitable. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the coverage provided for any products we develop, acquire or commercialize is inadequate in light of our development, sales and other costs, our return on investment could be adversely affected.
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
Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for products that we may seek to commercialize could have a material adverse effect on our operating results and our financial condition.
We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical companies. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. A number of other legislative and regulatory changes in the healthcare system in the United States have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation subsequently enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. Future developments could, directly or indirectly, affect our ability to sell any products that we may develop and/or acquire at a favorable price.
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
Members of Congress and the current presidential administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, several actions have been taken that revise and/or impact the ACA, including, without limitation, the Bipartisan Budget Act of 2018 that, among other things, amended the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our future business and financial condition, if any, are not yet clear.
The costs of prescription pharmaceuticals in the U.S. recently has also been the subject of considerable discussion in the U.S., and members of Congress and the current presidential administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current presidential administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs.
Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for any products we may develop and/or acquire, once approved, or put pressure on the pricing of such products.
The biopharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs and commercialization platforms, and existing and new treatment methods and technologies, we may be unable to commercialize successfully any drugs that we develop or acquire.
The biopharmaceutical market is intensely competitive and rapidly changing. Many large and small pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of drugs or treatments for the same diseases and conditions that we may target. We anticipate that many of our competitors will have:

•much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture, acquisition and commercialization of products;
•more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;
•additional products that have been approved or are in late stages of development; and
•collaborative arrangements in our target markets with leading companies and research institutions.
The products that we may develop and/or acquire may face intense competition from drugs or treatments that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop or commercialize drugs or treatments, or from new drugs or technologies that enter the market. It is possible that a significant number of drugs will be under development, and may become commercially available in the future, for the treatment of the conditions for which we may try to develop or commercialize drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we and our partners develop or commercialize.
Our competitors may develop or commercialize products or treatments with significant advantages over any products we develop, acquire or commercialize. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products or treatments may make any products we develop, acquire or commercialize obsolete or noncompetitive before we can recover the expenses of developing, acquiring and/or commercializing such products. Furthermore, we may also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices, technologies or other treatment methods for the conditions that we may target could make our products noncompetitive, obsolete or uneconomical.
Risks Related to our Common Stock
The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.
The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:
•our general financial condition and ability to maintain sufficient capital to continue operations;
•the progress and outcome of our efforts to restructure and revitalize our business operations;
•our ability to enter into and maintain collaborative arrangements with third parties;
•our ability to meet the performance estimates of securities analysts;
•changes in buy/sell recommendations by securities analysts;
•negative results relating to our products and services;
•fluctuations in our periodic operating results;
•reverse splits or increases in authorized shares;
•substantial sales of our equity securities;
•general stock market conditions; or
•other economic or external factors.
The stock markets in general, and the markets for the securities of companies of our size and in our stage of development, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
A former director and executive officer controls a large percentage of the outstanding shares of our common stock (without giving effect to the conversion of voting preferred stock), and thus can influence our corporate actions.

As of the date of this report, Dr. Vuong Trieu, a former director and executive officer of our company, directly or indirectly beneficially owns approximately 59.4% of the issued and outstanding shares of our common stock (without giving effect to the conversion of any shares of our preferred stock other than such shares of preferred stock as may be directly or indirectly owned by Dr. Trieu), which percentage would be reduced to approximately 13.8% after giving effect to the as-converted voting rights of the holders of our outstanding preferred stock (but without giving effect to the exercise of any presently exercisable options or warrants directly or indirectly held by Dr. Trieu). Accordingly, and subject to the voting rights of our outstanding classes of preferred stock, Dr. Trieu individually can influence many, if not most, of our corporate actions.
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
We are subject to a number of provisions in our charter documents and Delaware law that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:
•advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings; and
•the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

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
We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. In addition, the terms of any financing arrangements that we have entered into, or that we may enter into, may restrict our ability to pay any dividends. Notwithstanding the foregoing, we are required to pay and/or accrue dividends on our Series E and Series F convertible preferred stock.
A significant number of shares of our common stock are subject to options, warrants and conversion rights. The issuance of these shares, which in some cases may occur on a cashless basis, will dilute the interests of other security holders and may depress the price of our common stock.
At December 31, 2019, there were outstanding warrants to purchase up to 35,517,329 million shares of our common stock. If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At December 31, 2019, there were also outstanding 100 shares of Series C Preferred Stock, which shares are convertible into 66,666 shares of common stock at an assumed conversion price of $7.50 per share of common stock, 40 shares of Series D Stock, which shares are convertible into 50,000 shares of common stock at an assumed conversion price of $4.00 per share of common stock, 3,478 shares of Series E Stock, which shares are convertible into approximately 35 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares) and 361 shares of Series F Stock, which shares are convertible into approximately 3.8 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares). In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.
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
Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by our Board of Directors. At December 31, 2019, 1,880 shares of preferred stock were available for designation and issuance. Our Board is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock in the immediate future, there can be no assurance that we will not do so in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
In 2018, we entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we leased our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on October 1, 2018. Our base monthly rent for such space was $6,458. On December 31, 2019, the lease agreement was terminated.
On December 9, 2019, we entered into a Standard Form Office Lease with ThreeCo Partners, LLC as landlord, pursuant to which we leased our corporate headquarters located at 4815 Emperor Boulevard, Suite 100, Durham, North Carolina 27703 for a term of 19 months commencing January 1, 2020. Our base monthly rent for such space was $3,795. On February 1, 2019 the lease agreement was terminated for a one-time payment of $10,000.
Other than the leases as described above, which are terminated, we do not own or lease any real property or facilities that are material to our current business operations. If we advance our business operations, we may seek to lease additional facilities of our own in order to support our operational and administrative needs. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities could have a material adverse effect on our future plans and operations.
ITEM 3. LEGAL PROCEEDINGS
Currently, there is no material litigation pending against our company. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the OTCQB under the symbol “ATRX”. On April 9, 2019, the closing price of our common stock reported by the OTC Markets was $0.03 per share.
Holders of record
As of April 14, 2020, there were approximately 49 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividends
Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of the financing arrangements that we have entered into, any financing arrangements that we may enter into in the future, may restrict our ability to pay any dividends on our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 31, 2019(1)	20	$5,000.00	-0-	-0-
On October 3, 2019, pursuant to Amendment 1 of a Settlement Agreement dated as of April 4, 2019 that we entered into with Mr. Robert Moscato, a former director and chief executive officer of our company, we purchased from Mr. Robert Moscato for cancellation of 20 shares of our Preferred Series F stock and 150,000 warrants for common stock in consideration of an aggregate purchase price of $100,000.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report for the information called for by this item
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two year period ended December 31, 2019 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2019 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”
Corporate Overview
Nature of Business
Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evolving focus in anticipation of a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.
Previously throughout most of 2019, Adhera Therapeutics was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which we began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015, and was distributed through our patented DyrctAxess platform.
As noted in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on December 17, 2019, we terminated our then-current business operations, including our commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating any revenues from operations, including from the sale of Prestalia or any other product. Moreover, as of the date of this report, we do not have any personnel other than our Chief Executive Officer and our SVP of Finance & Accounting, and we have terminated the lease for our company headquarters in Durham, North Carolina.
Since the end of 2019, to the extent that resources have been available, we have been working with our advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that we will be successful at identifying any such transactions, that we will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If we do not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.
In connection with our business restructuring efforts, we are, among other things, evaluating the potential clinical development and disposition options for CEQ508, an oral delivery of small interfering RNA against beta-catenin that is in Phase 1 clinical development for the treatment of FAP. However, no clinical efforts relating to this program have been undertaken in over 5 years
Furthermore, we are evaluating all strategic options to out-license and/or divest our existing commercial assets, including any assets that we currently hold relating to Prestalia as well as our DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.
Background
On November 15, 2016, Adhera entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation, IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and a representative of the stockholders of IThena (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly-owned subsidiary of Adhera (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Adhera common stock immediately following the completion of the Merger.

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
Subsequent to the Merger, we executed on our strategy to become a commercial stage pharmaceutical company by acquiring Prestalia from Symplmed Pharmaceuticals LLC in June 2017. Prestalia is an FDA-approved and marketed anti-hypertensive drug. Prestalia is an FDC of perindopril arginine, which is an ACE inhibitor, and amlodipine besylate, which is a calcium-channel blocker and is indicated as a first line therapy for hypertension control. The acquisition of Prestalia transitioned our company from a clinical stage company to a commercial organization. We re-introduced Prestalia into the U.S. market in June 2018, with continued promotion through December 2019, at which time we terminated our business operations, including the commercialization of Prestalia.
Results of Operations
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Net Sales
Net sales were approximately $252,000 and $76,000 for the years ended December 31, 2019 and 2018, respectively and represents a $176,000 increase in revenues from the sale of Prestalia, net of discounts. In December of 2019, we terminated our commercial operations related to the sale of Prestalia.
Cost of Sales
Cost of sales were approximately $409,000 for the year-ended December 31, 2019 as compared to $284,000 for the year ended December 31, 2018, which represents cost of sales from the sale of Prestalia®. Cost of sales for the year-ended December 31, 2019 and 2018 included approximately $26,000 and $124,000, respectively for the write-off of obsolete inventory.
Operating Expenses
Operating expenses were $11.2 million for the year ended December 31, 2019, a decrease of approximately $4.4 million compared to the same period in 2018. The following table summarizes our operating expenses for the years ended December 31, 2019 and 2018:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018	Change
Sales, marketing and commercial operations	$5,260	$3,811	$1,449
Research and development	—	241	(241)
General and administrative expenses	4,713	6,029	(1,316)
Amortization	70	330	(260)
Impairment of intangibles and other assets	1,116	5,176	(4,060)
Total operating expenses	$11,159	$15,587	$(4,428)
Sales, marketing and commercial operations
Sales, marketing and commercial operating expenses increased by approximately $1.4 million, primarily due to commercialization activities related to the sale of Prestalia including a digital marketing campaign and other related activities.
Research and Development
Research and development (“R&D”) expense decreased by approximately $241,000, as compared to the year ended December 31, 2018 due to transition of our company’s primary focus transitioning from R&D activities to sales, marketing and commercial operations activities, effective April 2018.
General and Administrative

General and administrative expenses decreased by approximately $1.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease in non-cash share based compensation of approximately $680,000 and company reorganization costs incurred in 2018.
Amortization Expense
Amortization of intangible assets decreased by approximately $260,000 for the year ended December 31, 2019 primarily due to the write-off of intangibles in 2018 as a result of our decision to divest assets that no longer align with our strategic objectives.
Goodwill and intangible assets impairment
During the year ended December 31, 2018, we determined that an intangible asset and goodwill was impaired and, as a result, a loss on impairment of $5.2 million was recognized for the year ended December 31, 2018. The impairment determination was primarily a result of the decision to divest of assets that no longer align with our strategic objectives. The loss on impairment of $1.1 million for year ended December 31, 2019, was a result of our strategic decision to discontinue the sale and commercialization of Prestalia.
Other Expenses
The following table summarizes other expenses for the year December 31, 2019 and 2018:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018	Change Inc/(Dec)
Interest expense	$(662)	$(37)	$625
Loss on settlement	—	(810)	(810)
Amortization of debt discount	—	(113)	(113)
Total other expense, net	$(662)	$(960)	$(298)
Total net other expense for the year ended December 31, 2019 decreased by approximately $298,000 compared to the year ended December 31, 2018. The decrease is primarily attributable to the loss on settlement of debt incurred of approximately $810,000 during the year ended December 31, 2018 offset by a $625,000 increase in interest expense for the twelve months ended December 31, 2019, including the accrual of interest expense and amortization of debt issuance costs, from the issuance of promissory notes in 2019.
Liquidity & Capital Resources
Working Capital

(in thousands)	December 31, 2019	December 31, 2018	Change
Current assets	$420	$4,677	$(4,257)
Current liabilities	10,307	2,214	8,093
Working capital (deficiency)	$(9,887)	$2,463	$(12,350)
Negative working capital as of December 31, 2019 was approximately $9.9 million as compared to working capital of approximately $2.5 million as of December 31, 2018. As of December 31, 2019, current assets were approximately $420,000, including approximately $370,000 in prepaids and other assets, and $50,000 in cash and cash equivalents. As of December 31, 2018, current assets were approximately $4.7 million including approximately $3.9 million in cash and cash equivalents from the issuance of Series E and F Preferred stock.
As of December 31, 2019, current liabilities were approximately $10.3 million, an increase of $8.1 million, including approximately $5.3 million of notes payable net of issuance costs, approximately $2.6 million in accrued dividends for our Series E and F Preferred stock, and accounts payable and other accrued liabilities.
Cash Flows and Liquidity
The following table summarizes cash flows for the year ended December 31, 2019 and 2018:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(8,738)	$(9,611)
Net cash used in investing activities	—	(74)
Net cash provided by financing activities	4,870	13,497
(Decrease)/Increase in cash	$(3,868)	$3,812
Net cash used in Operating Activities
Net cash used in operating activities was approximately $8.7 million during the year ended December 31, 2019. This was primarily due to the net operating loss of approximately $12.0 million, partially offset by changes in operating assets and liabilities and non-cash charges including approximately $0.7 million of interest and the amortization of debt issuance costs related to our term loan.
Net cash used in operating activities was approximately $9.6 million during the year ended December 31, 2018. This was primarily due to the net loss of approximately $17.0 million, partially offset by goodwill and intangible asset impairment of approximately $5.2 million and non-cash loss on settlement of approximately $0.9 million.
Net cash used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2018 was due to purchase of furniture of approximately $74,000. There was no cash used in or provided by investing activities during the year-ended December 31, 2019.
Net cash provided by Financing Activities
Net cash provided by financing activities of approximately $4.9 million during the year ended December 31, 2019 was primarily due to the issuance of approximately $5.7 million in promissory notes off set by debt issuance costs of $0.7 million.
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
We will need to raise additional operating capital in calendar year 2020 in order to maintain our operations and realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.
Going Concern
The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, we had a significant accumulated deficit of approximately $39.3 million and negative working capital of approximately $9.9 million. For the year ended December 31, 2019, we had a loss from operations of approximately $11.3 million and negative cash flows from operations of approximately $8.7 million. Our operating activities consume the majority of our cash resources. We have incurred recurring losses and negative cash flows from operations since inception we have funded our operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.
In addition, to the extent that we continue our business operations, we anticipate that we will continue to have negative cash flows from operations, at least into the near future. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all. If we are unable to obtain additional financing in the future, there may be a negative impact on the financial viability of our company. We plan to increase working capital by managing our cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to our company or at all. While our management believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Future Financing
We will require substantial additional funds on an immediate basis to continue our business operations. We have, in the past, raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares or in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets. If we are not able to obtain additional financing on a timely basis as required, or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2019.
New and Recently Adopted Accounting Pronouncements
Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended December 31, 2019.
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
Material Weakness in Internal Control over Financial Reporting
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was not effective.
A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which were exacerbated following the termination of our business operations and personnel at the end of 2019:

•	Inadequate segregation of duties consistent with control objectives;

•	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

•	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.
Management’s Plan to Remediate the Material Weakness
Throughout 2019, management had been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned included:

•	Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

•	Continuing to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.
Specifically, during the year ended December 31, 2019, we continued to execute upon our planned remediation actions which were intended to strengthen our overall control environment. For example, in November 2019 we engaged a Senior Vice President of Finance & Accounting, and we and our subsidiaries use a well-regarded accounting software which restricts personnel access and standardizes daily accounting procedures on journal entries. The software includes built-in controls and documentation to facilitate accounting review of the books and records. We will continue to reassess our plans to remedy our internal control deficiencies in light of our personnel structure and our financial condition. We hope that such measures will lead to an improvement in the timely preparation of financial reports and strengthen our segregation of duties at our company. We are committed to developing a strong internal control environment, and we believe that the remediation efforts that we will implement will result in significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.
Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.
Changes in Internal Control over Financial Reporting
Other than such changes as arose as a result of the termination of our business operations and the related personnel at the end of 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of April 14, 2020, the number of members of our Board of Directors is fixed at three (3). The members of our Board of Directors as of such date are as follows:

Name	Age	Position	Director Since
Uli Hacksell, Ph.D.	69	Chairman of the Board	July 2018
Nancy R.Phelan	51	Chief Executive Officer, Secretary and a director	October 2018
Tim Boris (1)(2)(3)	51	Director	April 2018
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
Nancy R. Phelan – Ms. Phelan has served as our Chief Executive Officer and Secretary since April 4, 2019, and as a director of our company since October 2018. Ms. Phelan is an accomplished senior executive and thought leader with over 20 years’ success in the healthcare and biotech industries. She is a passionate and compassionate leader of high performing teams with deep expertise in designing effective customer marketing strategies and building commercial capabilities that drive performance. From July 2017 until September 2018, Ms. Phelan served as Senior Vice President, Commercial Growth at Outcome Health, where her responsibilities included driving innovation and commercial growth for the world’s largest platform for actionable health intelligence. Ms. Phelan has also served since January 2018 as an Executive Advisor before transitioning to Chief Business Officer in October 2018 until April, 2019 for Innate Biologics, (a pioneer in targeting, preventing and treating inflammation), and remains an Executive Advisor; since April, 2018 as an Independent Board Member for FemmePharma Consumer Healthcare, since August, 2018 as an Advisory Board Member for Eved, (a technology platform for B2B payment and meetings and events Transparency)) and in November 2019 as a Board of Managers member, since May, 2018 as a member of the Pharma Digital Health Roundtable Steering Committee, since March 2019 as a member of the Board of Managers of HATCH@Takeda, and from September 2018 until March 2019 as a member of the Commercial Advisory Board of The Medicines Company. From September 2011 until December 2016, Ms. Phelan held roles of increasing responsibility for Bristol-Myers Squibb Company (“BMS”), including Vice President, U.S. Customer Strategy and Operations and Head, Worldwide Commercial Operations. Prior to her time at BMS, from October 2004 until September 2011, Ms. Phelan held leadership roles in global and U.S. marketing at Wyeth, which was acquired by Pfizer Inc. in 2009, including Executive Director in Commercial Development, and established a best in class customer and digital marketing organization. Ms. Phelan received a BA with Honors from Franklin & Marshall College and completed coursework in Villanova University’s MBA program.
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
Executive Officers of Our Company
Biographical information concerning our Chief Executive Officer, who also serves as a member of our Board of Directors, is set forth above. Information about Rhonda Stanley, our Senior Vice President of Finance & Accounting, is set forth below.
Rhonda Stanley, CPA - Ms. Stanley has served as the Senior Vice President of Finance and Accounting of our company since November 1, 2019 and, prior to her appointment, she served in the same position in a consulting capacity for our company from May 2019 to October 2019. Ms. Stanley is an accomplished financial professional with over a decade of financial leadership experience. She has broad finance and accounting experience including initial public offerings, mergers and acquisitions, reverse mergers, operations and management for life science and biotechnology companies. Ms. Stanley served as Chief Financial Officer of Asklepios Biopharmaceuticals, Inc. from May 2017 to 2018, as Chief Financial Officer of Bamboo Therapeutics Inc. (a privately held gene therapy company that was sold to Pfizer in 2016) from January 2016 to May 2017, as Vice President of Finance and Corporate Controller of Nephrogenix Inc. (NASDAQ: NRX) from 2014 to 2015, and as Corporate Controller and Chief Accounting Officer of Ocera Therapeutics Inc. from 2010 to 2014. Ms. Stanley earned an M.B.A. from Embry Riddle University, an Associate of Applied Science degree in Nursing from Sandhills Community College, and a B.S. in Accounting from Bradley University. Ms. Stanley, age 59, is a Certified Public Accountant who also served as a Captain in the U.S. Army Finance Corp.
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

Attributes	Mr. Boris	Dr. Hacksell	Ms. Phelan
Financial Experience	X
Public Board Experience	X	X
Industry Experience		X	X
Scientific Experience		X
Commercial Experience		X	X
Corporate Governance Experience	X	X	X
Capital Markets Experience	X
Management Experience	X	X	X
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

ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth information regarding compensation earned during 2019 and 2018 by our principal executive officers and our other most highly compensated executive officers as of the end of the 2019 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)

Nancy Phelan, CEO and Secretary	2019	266,077	—	—	495,000	(2)	28,636	789,713
Robert C. Moscato, Jr., former CEO and Secretary (3)	2019	440,539	—	—	—		22,562	463,101
	2018	190,673	6,923	—	290,000	(4)	18,682	506,278
Robert E. Teague, former CFO (5)	2019	103,793	—	—	8,000	(7)	6,778	118,571
	2018	77,188	—	—	65,707	(6)	6,885	149,780

(1)
Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Note 9 to our consolidated financial statements included in this report.

(2)
Ms. Phelan was appointed to serve as our Chief Executive Officer and Secretary on April 4, 2019. Benefits paid to Ms. Phelan include $11,886 of health insurance benefits and $16,750 for director fees paid to Ms. Phelan, which are reflected in the column “All Other Compensation” in the table above. In addition, on April 4, 2019, we granted to Ms. Phelan options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.37 per share, which are reflected in the column “Option Awards” in the table above. Due to the fact that we have determined that the conditions for payment of the 2019 Revenue Bonus and the 2019 Stock Price Bonus (each as defined in the Phelan Agreement (as defined below)) have not been satisfied, options to purchase up to an aggregate of 500,000 shares of our common stock have not vested and have been forfeited to the company.

(3)
Mr. Moscato was appointed to serve as our Chief Executive Officer on June 18, 2018, and he was appointed to serve as our Secretary on October 23, 2018. Mr. Moscato resigned as an officer and as a director of our company effective April 4, 2019. Compensation paid to Mr. Moscato in 2019 includes $345,000 of severance benefits paid in accordance with his termination agreement. Benefits paid to Mr. Moscato include health insurance benefits and fees for membership in a professional development organization, which are reflected in the column “All Other Compensation” in the table above. In June 2018, we made a payment to Mr. Moscato in the amount of $6,923 as a special bonus in consideration for services provided to our company prior to the commencement of his employment term.

(4)
On July 10, 2018, we granted to Mr. Moscato options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.66 per share. Due to the fact that we have determined that the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus (each as defined in the Moscato Agreement (as defined below)) have not been satisfied, options to purchase up to an aggregate of 500,000 shares of our common stock have not vested and have been forfeited to the company. Further, in connection with Mr. Moscato’s separation from our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and unvested options to purchase up to an aggregate of 500,000 shares of our common stock that would have vested on July 10, 2020 and July 10, 2021, respectively, were forfeited and cancelled by us. The accelerated option are exercisable for a one year period.

(5)
Mr. Teague was appointed to serve as our Chief Financial Officer on September 24, 2018, and he resigned as our Chief Financial Officer effective March 22, 2019. The amounts paid to Mr. Teague include both the amounts paid to him by the company as Chief Financial Officer of the company and as a consultant to the company following his resignation as Chief Financial Officer. Benefits paid to Mr. Teague include health insurance benefits, which are reflected in the column “All Other Compensation” in the table above.

(6)
On September 24, 2018, we granted to Mr. Teague options to purchase up to 450,000 shares of common stock at an exercise price of $0.55 per share. Due to the fact that we have determined that we have not achieved either the 2018 Revenue Target or the 2018 Stock Price Target (each as defined in the Teague Agreement (as defined below)), options to purchase up to an aggregate of 50,000 shares of our common stock have not vested and have been forfeited to the company. All of the remaining options that we granted to Mr. Teague during 2018 that had vested expired on or about June 20, 2019 as a result of Mr. Teague’s separation from our company.

(7)
On January 15, 2019, we granted to Mr. Teague options to purchase up to 100,000 shares of common stock at an exercise price of $0.32 per share. Any of such options that were not vested as of the time of Mr. Teague’s separation from our company expired at such time, and any of such options that had vested as of the time of Mr. Teague’s separation from our company expired on or about June 20, 2019 as a result of Mr. Teague’s separation from our company.

Narrative Disclosures Regarding Compensation; Employment Agreements
We have entered into employment agreements or offer letters with four of our Named Executive Officers. The terms and conditions of each of the foregoing arrangements are summarized below.
Nancy Phelan's Employment Agreement
In connection with Ms. Phelan’s appointment as Chief Executive Officer and Secretary, we and Ms. Phelan entered into an employment agreement dated April 4, 2019 (the “Phelan Agreement”). A copy of the Phelan Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019.
The Phelan Agreement provides for a three year term and a base salary of $360,000 per year, which is subject to review and adjustment by the Board from time to time. Ms. Phelan is eligible for an annual discretionary cash bonus with a target of 50% of her base salary, subject to her achievement of any applicable performance targets and goals established by the Board.
If the total amount of sales recognized by our company less the sum of any returns, rebates, chargebacks and distribution discounts (“Net Product Revenue”) for the portion of the 2019 fiscal year starting on April 4, 2019 and ending on the last day of the 2019 fiscal year (the “Prorated 2019 Fiscal Year”) equals or exceeds $1.2 million, as determined by our auditors, then we shall pay to Ms. Phelan a bonus (the “2019 Revenue Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2019 Fiscal Year during which Ms. Phelan is an employee in good standing with our company and the denominator of which is 365. Also, if the daily volume weighted average price of our common stock is not less than $2.00 per share for a sixty (60) consecutive day period beginning on any day within the Prorated 2019 Fiscal Year, then we shall pay to Ms. Phelan a bonus (the “2019 Stock Price Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2019 Fiscal Year during which Ms. Phelan is an employee in good standing with our company and the denominator of which is 365. Since the conditions for payment of either the 2019 Revenue Bonus or the 2019 Stock Price Bonus have not been satisfied, we are not obligated to make such payments to Ms. Phelan.
Pursuant to the Phelan Agreement, we granted to Ms. Phelan options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.37 per share, which options vest as follows: (i) options to purchase up to 400,000 shares of common stock vested immediately; (ii) options to purchase up to 600,000 shares of common stock shall vest in equal monthly installments for a two (2) year period beginning on April 4, 2020; (iii) options to purchase up to 250,000 shares of common stock shall vest on the date that we determine that Ms. Phelan has earned the 2019 Revenue Bonus; and (iv) options to purchase up to 250,000 shares of common stock shall vest on the date that we determine that Ms. Phelan has earned the 2019 Stock Price Bonus. Since the conditions for payment of the 2019 Revenue Bonus and the 2019 Stock Price Bonus have not been satisfied, the options described in clauses (iii) and (iv) of the immediately preceding sentence have not vested and have been forfeited to our company.
Ms. Phelan is eligible to participate in our other employee benefit plans as in effect from time to time on the same basis as are generally made available to other senior executives of our company.

If Ms. Phelan’s employment is terminated by us without “Cause” or by Ms. Phelan for “Good Reason” (each as defined in the Phelan Agreement), in each case subject to Ms. Phelan entering into and not revoking a separation agreement in a form acceptable to us, Ms. Phelan will be eligible to receive:

•	accrued benefits under the Phelan Agreement through the termination date, including base salary and unreimbursed business expenses;

•
severance payments equal to her then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminate Ms. Phelan’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Phelan Agreement), eighteen (18) months);

•
vesting of all options granted to Ms. Phelan under the Phelan Agreement that would have vested during the Severance Period had she remained employed with our company through the end of the Severance Period; and

•
if Ms. Phelan timely elects and remains eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Ms. Phelan and her covered dependents prior to the date of termination, until the end of the Severance Period.

If Ms. Phelan’s employment is terminated by us for Cause, by Ms. Phelan other than for Good Reason, or as a result of Ms. Phelan’s death or permanent disability, Ms. Phelan (or her estate, if applicable) will be entitled to receive accrued benefits under the Phelan Agreement through the termination date, including base salary and unreimbursed business expenses.
Subject to any termination, Ms. Phelan will be subject to a confidentiality covenant, a 12-month non-competition covenant and a 24-month non-solicitation covenant.
Robert Moscato Employment Agreement
In connection with Mr. Moscato’s appointment as Chief Executive Officer, we and Mr. Moscato entered into an employment agreement dated June 18, 2018 (the “Moscato Agreement”), which provided for a three year term. A copy of the Moscato Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 18, 2018. Mr. Moscato resigned as an officer and as a director of our company effective April 4, 2019.
Mr. Moscato’s base salary under the Moscato Agreement was initially $360,000 per year. We also agreed to pay to Mr. Moscato a one-time payment in the amount of $6,923, in full payment and consideration for all services that Mr. Moscato provided to us prior to the date of the Moscato Agreement.
If the total amount of sales recognized by our company less the sum of any returns, rebates, chargebacks and distribution discounts (“Net Product Revenue”) for the portion of the 2018 fiscal year starting on June 18, 2018 and ending on December 31, 2018 (the “Prorated 2018 Fiscal Year”) equaled or exceeded $1.2 million, then we would have been obligated to pay to Mr. Moscato a bonus (the “2018 Revenue Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2018 Fiscal Year during which Mr. Moscato was an employed in good standing with our company and the denominator of which is 365. Also, if the daily volume weighted average price of our common stock was not less than $2.00 per share for a sixty (60) consecutive day period beginning on any day within the Prorated 2018 Fiscal Year, then we would have been obligated to pay to Mr. Moscato a bonus (the “2018 Stock Price Bonus”) equal to $100,000 multiplied by a fraction, the numerator of which is the number of days in the Prorated 2018 Fiscal Year during which Mr. Moscato was an employee in good standing with our company and the denominator of which is 365. Since the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus were not satisfied, we were not obligated to make such payments to Mr. Moscato.
Starting in 2019, Mr. Moscato was eligible for an annual discretionary cash bonus with a target of 50% of his base salary, subject to his achievement of any applicable performance targets and goals established by the Board.

Pursuant to the Moscato Agreement, we granted to Mr. Moscato options to purchase up to 1,500,000 shares of our common stock, which options vest as follows: (i) options to purchase up to 250,000 shares of common stock vested on the grant date of the options; (ii) options to purchase up to 250,000 shares of common stock (for an aggregate of 750,000 shares of common stock) vest on each of the first, second and third anniversary of the grant date; (iii) options to purchase up to 250,000 shares of common stock vest on the date that we determine that Mr. Moscato has earned the 2018 Revenue Bonus; and (iv) options to purchase up to 250,000 shares of common stock vest on the date that we determine that Mr. Moscato has earned the 2018 Stock Price Bonus. Since the conditions for payment of the 2018 Revenue Bonus and the 2018 Stock Price Bonus were not satisfied, the options to purchase up to an aggregate of 500,000 shares of our common stock described in clauses (iii) and (iv) of the immediately preceding sentence did not vest and were forfeited to the company. In connection with Mr. Moscato’s separation from our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and options to purchase up to an aggregate of 500,000 shares of our common stock that would have vested on July 10, 2020 and July 10, 2021, respectively, were forfeited and cancelled by us.
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
In the event that Mr. Moscato’s employment was terminated by us without “Cause” or by Mr. Moscato for “Good Reason” (each as defined in the Moscato Agreement), in each case subject to Mr. Moscato entering into and not revoking a separation agreement in a form acceptable to our company, Mr. Moscato would have been eligible to receive:

•	accrued benefits under the Moscato Agreement through the termination date, including base salary and unreimbursed business expenses;

•
severance payments equal to his then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminated Mr. Moscato’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Moscato Agreement), eighteen (18) months);

•
vesting of all options granted to Mr. Moscato under the Moscato Agreement that would have vested during the Severance Period had he remained employed with our company through the end of the Severance Period; and

•
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

On October 30, 2019, we entered into an Amendment No. 1 to the Settlement Agreement pursuant to which, among other things: (A) we repurchased from an entity controlled by Mr. Moscato, for a purchase price of $100,000, half of the shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock as such entity purchased from us on July 12, 2018 and (B) we agreed to repurchase from an entity controlled by Mr. Moscato, for a purchase price of $100,000, the remaining shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock that such entity purchased from us on July 12, 2018 on the earlier of (x) March 1, 2020 and (y) the completion of a Financing Event.
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

Mr. Teague’s base salary under the Teague Agreement, which provided for a three-year term, was initially $285,000 per year. On January 15, 2019, the Board increased Mr. Teague’s base salary to $305,000 per year.
Starting in 2019, Mr. Teague was eligible for an annual discretionary cash bonus with a target of 35% of his base salary, subject to his achievement of any applicable performance targets and goals. If we determined that we had achieved the 2018 Revenue Target (as described below), then we would have been obligated to pay to Mr. Teague an amount equal to $21,000 in 2019 within 30 days of our public reporting of our 2018 final results. If we determined that we had achieved the 2018 Stock Price Target (as described below), then we would have been obligated to pay to Mr. Teague an amount equal to $21,000 in 2019. Since we have determined that we did not achieve either the 2018 Revenue Target or the 2018 Stock Price Target, we were not obligated to make the related bonus payments to Mr. Teague.

Pursuant to the Teague Agreement, we granted to Mr. Teague options to purchase up to 450,000 shares of our common stock, which options vest as follows: (i) options to purchase up to 100,000 shares of common stock vest on the grant date of the options; (ii) options to purchase up to 100,000 shares of common stock (for an aggregate of 300,000 shares of common stock) vest on each of the first, second and third anniversary of the grant date; (iii) options to purchase up to 25,000 shares of common stock vest on the date that we determine that the “2018 Revenue Target” (as described below) is achieved; and (iv) options to purchase up to 25,000 shares of common stock vest on the date that we determine that the “2018 Stock Price Target” (as described below) is achieved. Since we determined that we did not achieve either the 2018 Revenue Target or the 2018 Stock Price Target, the options to purchase up to an aggregate of 50,000 shares of our common stock described in clauses (iii) and (iv) of the immediately preceding sentence have not vested and have been forfeited to the company. To the extent vested, the options described in clauses (i) and (ii) of the immediately preceding sentence expired on or about June 22, 2019, as a result of Mr. Teague’s separation from our company.
The 2018 Revenue Target required that our gross revenue (i.e., the total amount of sales recognized by our company from June 18, 2018 through December 31, 2018 (such period, the “Prorated 2018 Fiscal Year”), less the sum of any returns, rebates, chargebacks and distribution discounts) for the Prorated 2018 Fiscal Year equaled or exceeded $1.2 million, as determined by our auditors. The 2018 Stock Price Target requires that the daily volume weighted average price of our common stock was not less than $2.00 per share for a 60 consecutive day period beginning on any day within the Prorated 2018 Fiscal Year.
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
In the event that Mr. Teague’s employment was terminated by us without “Cause” (as defined in the Teague Agreement) or by Mr. Teague with “Good Reason” (as defined in the Teague Agreement), subject to Mr. Teague entering into and not revoking a separation agreement in a form acceptable to us, Mr. Teague would have been eligible to receive:

•	accrued benefits under the Teague Agreement through the termination date, including base salary and unreimbursed business expenses;

•
severance payments equal to his then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminated Mr. Teague’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Teague Agreement), eighteen (18) months);

•
vesting of all options granted to Mr. Teague under the Teague Agreement that would have vested during the Severance Period had he remained employed with our company through the end of the Severance Period; and

•
if Mr. Teague timely elected and remained eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Mr. Teague and his covered dependents prior to the date of termination, until the end of the Severance Period.

In the event that Mr. Teague’s employment was terminated for any reason other than by us without “Cause” or by Mr. Teague with “Good Reason”, Mr. Teague (or his estate, if applicable) would have been entitled to receive accrued benefits under the Teague Agreement through the termination date, including base salary and unreimbursed business expenses.
As per the Teague Agreement, Mr. Teague is subject to a confidentiality covenant, a 12-month non-competition covenant and a 24-month non-solicitation covenant.

2019 Outstanding Equity Awards at Fiscal Year-end Table
The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2019 fiscal year:

Name	Option Awards					Option Expiration Date	Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable

Robert Moscato	500,000	—	(1)	—	$0.66	7/10/2028	—	—	—	—

Nancy Phelan	400,000	600,000	(2)	—	$0.37	4/4/2029	—	—	—	—

(1)
In connection with Mr. Moscato’s resignation as an officer and as a director of our company, we agreed to accelerate the vesting of options to purchase up to 250,000 shares of our common stock that would have vested on July 10, 2019, and extended the period for exercise to one year from Mr. Moscato's resignation on April 4, 2019.

(2)
On April 4, 2019, we granted to Ms. Phelan options to purchase up to 1,000,000 shares of our common stock, of which 400,000 shares vested immediately, and of which 600,000 shares shall vest on a monthly basis over the two year period beginning on the one year anniversary of the grant date. Further, due to the fact that we have determined that we did not achieve either the 2019 Revenue Target or the 2019 Stock Price Target (each as defined in the Phelan Agreement), options to purchase up to an aggregate of 500,000 shares of our common stock that were granted to Ms. Phelan on April 4, 2019 did not vest and were forfeited to the company

Option Re-pricings
We did not engage in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2019.
Compensation of Directors
2019 Director Compensation Table
The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2019. However, for information about the compensation paid to those of our directors who are also Named Executive Officers (i.e., Ms. Phelan and Mr. Moscato), see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Isaac Blech (2)	$51,263	—	$—	$—	$51,263
Uli Hacksell (3)	150,000	—	—	—	150,000
Timothy Boris	59,000	—	—	—	59,000
Erik Emerson (4)	38,193	—	—	93,750	131,943
Donald Williams (5)	58,720	—	—	—	58,720
Total:	357,176	—	$—	$93,750	$450,926

(1)	Represents the aggregate grant date fair value under FASB ASC Topic 718 of options to purchase shares of our common stock granted during 2019.

(2)	Mr. Blech’s tenure as a director of our company ended on December 19, 2019.

(3)
Dr. Hacksell was appointed to serve as a member of the Board, and as the Chairman of the Board, effective July 1, 2018. We agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board, base compensation in the amount of $150,000 per year.

(4)
Mr. Emerson’s tenure as a director of our company ended on December 19, 2019. Mr. Emerson also served as our Chief Commercial Officer until January 15, 2019. The amounts set forth in the table above include (A) $86,250 that we paid to Mr. Emerson pursuant to the Settlement Agreement that we entered into with Mr. Emerson on January 15, 2019; and (B) $38,193 that we paid to Mr. Emerson in his capacity as a director of our company and (C) $7,500 that we paid for consulting services.

(5)	Mr. Williams’ tenure as a director of our company ended on December 19, 2019.

As of December 31, 2019, Dr. Hacksell held options to purchase up to 750,000 shares of our common stock, Mr. Blech held options to purchase up to 193,183 shares of our common stock, Mr. Williams held options to purchase up to 23,000 shares of our common stock and Mr. Emerson held options to purchase up to 750,000 shares of our common stock. Mr. Boris did not hold any options to purchase shares of our common stock. The options held by Ms. Phelan and Mr. Moscato, each of whom was a Named Executive Officer of our company, as of December 31, 2019, are described in the 2019 Outstanding Equity Awards at Fiscal Year-End Table above.

Director Compensation Program

Our compensation program for directors for the 2019 fiscal year consisted of an annual cash payment of $45,000 per year, payable quarterly. In addition, we agreed to pay to: (A) the Chair of the Audit Committee an annual amount of $15,000; (B) the Chair of the Compensation Committee an annual amount of $7,000; (C) each member of the Audit Committee (other than the Chair) an annual amount equal to $7,000; and (D) each member of the Compensation Committee (other than the Chair) an annual amount equal to $3,000, in each case to be paid quarterly in advance. Further, as noted in Note 3 to the Director Compensation Table above, we agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board base compensation in the amount of $150,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2020 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.
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
To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 10,869,530 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Adhera Therapeutics, Inc., PO Box 2161, Wake Forest, North Carolina 27588. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
Robert C. Moscato, Jr., Former CEO, Secretary and Director	850,000	(1)	7.3%
Uli Hacksell, Ph.D., Chairman of the Board	625,000	(2)	5.4%
Nancy Phelan, CEO, Secretary and Director	450,000	(3)	4.0%
Rhonda Stanley, Senior VP of Finance	75,000	(4)	*
Tim Boris, Director	—		N/A
Eric Teague, Former CFO	—		—%
All directors and executive officers as a group (4 persons)	1,150,000	(5)	9.6%

Five Percent (5%) Holders:
Vuong Trieu, Ph.D.	2,312,356	(6)	59.4%
* Beneficial ownership of less than 1.0% is omitted.

(1)
Consists of (i) presently exercisable options to purchase 500,000 shares of common stock held by Mr. Moscato; (ii) presently exercisable warrants to purchase 150,000 shares of common stock held by an entity of the general partner of which Mr. Moscato is majority member and manager; and (iii) 200,000 shares of common stock issuable upon the conversion of 20 shares of Series F Preferred Stock held by an entity of the general partner of which Mr. Moscato is the majority member and manager (prior to giving effect to any accrued and unpaid dividends on such shares of Series E Preferred Stock).

(2)	Consists of presently exercisable options to purchase 625,000 shares of common stock.

(3)	Consists of presently exercisable options to purchase 450,000 shares of common stock.

(4)	Consists of presently exercisable options to purchase 75,000 shares of common stock.

(5)	See the information contained in footnotes (2), (3) and (4) above.

(6)
Dr. Trieu previously served as an executive officer and as a director of our company. Includes presently exercisable warrants to purchase 1,135,425 shares of common stock held by Dr. Trieu and 1,513,900 shares of common stock issuable upon the conversion of 151.39 shares of Series E Preferred Stock held by Dr. Trieu (prior to giving effect to any accrued and unpaid dividends on such shares of Series E Preferred Stock). Also includes 2,312,356 shares held by Autotelic LLC, of which entity Dr. Trieu serves as an executive officer, and 86,207 shares held by LipoMedics Inc., of which entity Dr. Trieu serves as Chairman of the Board and as an executive officer. Also includes the following shares held by Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board: (i) 525,536 shares of common stock; (ii) presently exercisable warrants to purchase 2,706,965 shares of common stock; and (iii) 1,815,900 shares of common stock issuable upon the conversion of 181.59 shares of Series E Preferred Stock (prior to giving effect to any accrued and unpaid dividends on such shares of Series E Preferred Stock). Information based on a Schedule 13D/A filed with the SEC on April 27, 2018.

Equity Compensation Plan Information
The following table provides aggregate information as of the end of the 2019 fiscal year with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2014 Long-Term Incentive Plan and our 2018 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders (1)	3,691,133	$0.61	4,858,667
Equity compensation plans not approved by security holders	380,000	$0.98	-
Total	4,071,133	$0.64	4,858,667

(1)
Consists of: (i) 231,333 shares of common stock underlying awards made pursuant to our 2014 Stock Incentive Plan and (ii) 3,460,000 shares of common stock underlying awards made pursuant to our 2018 Long-Term Incentive Plan.

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
Related Party Transactions
Transactions with Former Executive Chairman and Affiliated Entities
We entered into the following transactions with Dr. Trieu, who previously served as an executive officer and a director of our company, and/or entities that are controlled by him or with which he is affiliated, that require disclosure under Item 404(a) of Regulation S-K promulgated under the Exchange Act: (A) we and Dr. Trieu were parties to a Line Letter dated November 15, 2016 pursuant to which Dr. Trieu offered to us an unsecured line of credit in an amount not to exceed $540,000, to be used for operating expenses (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of our Series E Preferred Stock and warrants to purchase shares of our common stock upon the closing of our private placement of such securities on April 16, 2018); (B) Dr. Trieu is an executive officer of Autotelic LLC, with which entity we entered into a License Agreement dated November 15, 2016; (C) Dr. Trieu is the Chairman of the Board of Directors of Autotelic Inc., with which entity we entered into a Master Services Agreement dated November 15, 2016 (which agreement was terminated effective October 31, 2018), and which entity offered to us an unsecured line of credit in an amount not to exceed $500,000 in April 2017 (the outstanding principal balance of which line of credit, plus accrued and unpaid interest thereon, converted into shares of our Series E Preferred Stock and warrants to purchase shares of our common stock upon the closing of our private placement of such securities on April 16, 2018); (D) Dr. Trieu is the Chairman of the Board of Directors and Can executive officer of LipoMedics Inc., with which entity we entered into a License Agreement and a Stock Purchase Agreement, each dated February 6, 2017; (E) Dr. Trieu is the Chairman of the Board of Directors and an executive officer of Oncotelic Inc., with which entity we entered into a License Agreement dated July 17, 2017 (which agreement has been terminated); and (F) Dr. Trieu is the Chairman of the Board of Directors of Autotelic Inc., which entity owns a significant equity stake of Autotelic BIO, with which entity we entered into a binding term sheet on January 11, 2018 regarding the licensing of our IT-103 product candidate (which binding term sheet has been cancelled).
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
Investment by Isaac Blech Trust
On November 22, 2017, we entered into a Note Purchase Agreement with a trust affiliated with Isaac Blech pursuant to which we issued to such trust a secured convertible promissory note in the principal amount of $500,000. The unpaid principal balance of the note, together with accrued and unpaid interest thereon, automatically converted into 103.7 shares of Series E Preferred Stock and warrants to purchase up to 777,750 shares of our common stock upon the closing of our private placement on April 16, 2018. As a result, all of our obligations to the holder of the note have been satisfied and the note is no longer outstanding. Mr. Blech became a member of our Board of Directors on November 22, 2017. His tenure on our Board ended December 19, 2019.
Transactions with BioMauris, LLC / Erik Emerson
During the year ended December 31, 2019 and 2018, the company paid a total of approximately $32,000 and $572,000, respectively for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and former director of Adhera, is Executive Chairman. In addition, during the year ended December 31, 2018, we paid approximately $63,000 to BioMauris, LLC related to Acutus Medical, which entity owns an equity interest in BioMauris, LLC.
In July 2019, Mr. Emerson, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, we terminated the relationship with Pharma Hub Network. For the year ended December 30, 2019, we recorded approximately $62,000 of related party expense for services provided by Pharma Hub Network.
Independence of the Board of Directors

The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that two out of three of its current members, namely Dr. Hacksell and Mr. Boris, are independent directors within the meaning of the NASDAQ independence standards. In making these independence determinations, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The Board of Directors of the Company appointed Squar Milner LLP (“Squar”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2019. Squar has served as our independent registered public accounting firm since December 8, 2016. The following table sets forth the fees billed to the Company for professional services rendered by Squar for the years ended December 31, 2019 and 2018:

Services	2019	2018
Audit Fees (1)	$100,000	$103,000
Audit-Related fees (2)	—	1,507
Tax fees (3)	21,040	18,166
Total fees	$121,040	$122,673

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

(3)
Tax Fees – These consist of professional services rendered by Independent Auditor in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2019 and December 31, 2018.

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

4.1	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).
4.2	Form of Common Stock Purchase Warrant issued by the Registrant in August 7, 2015 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).
4.3
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

4.6
Form of Non-Qualified Stock Option Agreement entered into between the Registrant and each of Joseph W. Ramelli, Philip C. Ranker and Philippe P. Calais, Ph.D. (filed as Exhibit 4.2 to the Registration Statement on Form S-8 of the Registrant filed with the SEC on May 3, 2019, and incorporated herein by reference).

4.7
Form of Secured Promissory Note issued by the Registrant between June 28, 2019 and August 5, 2019 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

4.8	Form of Convertible Promissory Note issued by the Registrant on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 5, 2020, and incorporated herein by reference).
4.9
Form of Common Stock Purchase Warrant issued by the Registrant on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 5, 2020, and incorporated herein by reference).

4.10	Description of Securities(2)
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

10.3	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**
10.4
Securities Purchase Agreement, dated as of August 5, 2015, between and among the Registrant and each purchaser of the Series D Convertible Preferred Stock of the Registrant identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).

10.5
License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference).(1)

10.6
Form of Subscription Agreement used in connection with the offering of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).

10.7
Employment Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Nancy R. Phelan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**

10.8
Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**

10.9
Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

10.10	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).
10.11
Security Agreement, dated as of June 28, 2019, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).

10.12
Form of Subscription Agreement used in connection with the offering of the secured promissory notes of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 5, 2019, and incorporated herein by reference).

10.13
Employment Agreement, dated as of October 29, 2019, by and between the Registrant and Rhonda Stanley (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 29, 2019, and incorporated herein by reference).**

10.14
Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, and incorporated herein by reference).

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
ADHERA THERAPEUTICS, INC.

By:	/s/ Nancy R. Phelan
Nancy R. Phelan Chief Executive Officer
Date:	April 14, 2020

By:	/s/ Rhonda L. Stanley
Rhonda L. Stanley Principal Financial Officer and Principal Accounting Officer
Date:	April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nancy R. Phelan
Nancy R. Phelan Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 14, 2020

By:	/s/ Uli Hacksell
Uli Hacksell, Ph.D. Director
Date:	April 14, 2020

By:	/s/ Tim Boris
Tim Boris Director
Date:	April 14, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ADHERA THERAPEUTICS, INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Adhera Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adhera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Los Angeles, California
April 14, 2020

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$50	$3,918
Accounts receivable, net of allowance	—	48
Inventory	—	242
Prepaid expenses and other assets	370	469
Total current assets	420	4,677
Furniture and fixtures, net of depreciation	—	72
Intangible assets, net of amortization	—	392
Total assets	$420	$5,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,403	$270
Due to related party	4	28
Accrued expenses	1,005	852
Accrued dividends	2,565	1,064
Notes payable	5,330	—
Total current liabilities	10,307	2,214
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 and 3,488 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 361 and 381shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 and 10,761,684 shares issued and outstanding as of December 31, 2019 and 2018, respectively	65	65
Additional paid-in capital	29,375	28,710
Accumulated deficit	(39,327)	(25,848)
Total stockholders’ equity	(9,887)	2,927
Total liabilities and stockholders’ equity	$420	$5,141
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Year Ended December 31,
	2019	2018
Net sales	$252	$76
Cost of sales	409	284
Gross margin	(157)	(208)
Operating expenses
Sales and marketing	5,260	3,811
Research and development	—	241
General and administrative	4,713	6,029
Amortization	70	330
Impairment of intangibles and other assets	1,116	5,176
Total operating expenses	11,159	15,587
Loss from operations	(11,316)	(15,795)
Other expense
Interest expense, net	(662)	(37)
Loss on settlement	—	(810)
Amortization of debt discount	—	(113)
Loss before provision for income taxes	(11,978)	(16,755)
Provision for income taxes	—	—
Net loss	(11,978)	(16,755)
Preferred Stock Dividends	(1,501)	(1,064)
Net Loss Applicable to Common Stockholders	$(13,479)	$(17,819)
Net loss per share - Common Stockholders	$(1.24)	$(1.64)
Weighted average shares outstanding	10,840,870	10,838,731
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Series E Preferred Stock			Series F Preferred Stock		Common		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value		Number	Par Value	Stock Number	Par Value
Balance, December 31, 2017	—	$—		—	$—	10,521,278	$63	$8,414	$—	$(8,029)	$448
Issuance of Series E Preferred Stock, net of fees	2,812	—		—	—	—	—	12,247	—	—	12,247
Warrants issued with Series E Preferred Stock	—	—		—	—	—	—	(31,107)	31,107	—	—
Issuance of Series F Preferred Stock, net of fees	—	—		381	—	—	—	1,644	—	—	1,644
Warrants issued with Series F Preferred Stock	—	—		—	—	—	—	(1,493)	1,493	—	—
Issuance of Series E Preferred for debt and accounts payable	687	—		—	—	—	—	3,438	—	—	3,438
Conversion of Series C Preferred stock for common stock	—	—		—	—	433,334	3	(3)	—	—	—
Conversion of Series D Preferred stock for common stock	—	—		—	—	25,000	—	—	—	—	—
Conversion of Series E Preferred stock for common stock	(2)	—		—	—	20,000	—	—	—	—	—
Warrants issued for settlement of liability	—	—		—	—	—	—	—	1,494	—	1,494
Shares issued for settlement of litigation	—	—		—	—	210,084	2	249	—	—	251
Shares issued for License Agreement	—	—		—	—	51,988	—	75	—	—	75
Accrued dividend	—	—		—	—	—	—	—	—	(1,064)	(1,064)
Share based compensation	—	—		—	—	—	—	1,445	—	—	1,445
Cancellation of Series E Preferred Stock	(9)	—		—	—	—	—	(46)	—	—	(46)
Repurchase of common stock for settlement, related party	—	—		—	—	(500,000)	(3)	(247)	—	—	(250)
Net loss	—	—		—	—	—	—	—	—	(16,755)	(16,755)
Balance, December 31, 2018	3,488	—		381	—	10,761,684	65,000	(5,384)	34,094	(25,848)	2,927
Accrued dividend	—	—		—	—	—	—	—	—	(1,516)	(1,516)
Conversion of Series E Preferred for common stock	(10)	—		—	—	107,846	—	—	—	4	4
Share based compensation	—	—		—	—	—	—	765	—	—	765
Repurchase of Series E Preferred stock	—	—	—	(20)	—	—	—	(100)	—	11	(89)
Net Loss	—	—		—	—	—	—	—	—	(11,978)	(11,978)
Balance, December 31, 2019	3,478	$—		361	$—	10,869,530	$65	$(4,719)	$34,094	$(39,327)	$(9,887)
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2019	2018
Cash Flows Used in Operating Activities:
Net loss	$(11,978)	$(16,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	765	1,445
Loss on note settlement with issuance of preferred shares	—	375
Common shares issued to license agreement	—	75
Impairment of intangibles and other assets	1,116	5,176
Amortization of intangibles	70	330
Amortization of debt issuance costs	360	—
Amortization of debt discount	—	113
Depreciation	12	3
Non-cash interest expense	326	37
Loss on settlement	—	875
Bad debt expense	32	68
Gain on termination of lease	(7)	—
Loss on disposal of fixed assets	60	—
Write-off of obsolete of inventory	26	124
Changes in operating assets and liabilities:
Accounts receivable	16	(117)
Inventory	(240)	(204)
Prepaid expenses and other assets	(239)	(451)
Accounts payable	1,133	(703)
Accrued expenses	(166)	132
Accrued fee payable	—	(320)
Due to related party	(24)	186
Net Cash Used in Operating Activities	(8,738)	(9,611)
Cash Flows Provided by (Used in) Investing Activities:
Purchase of furniture and fixtures	—	(74)
Net Cash Provided by (Used in) Investing Activities	—	(74)
Cash Flows Provided By Financing Activities:
Proceeds from sale of preferred stock, net offering expenses	—	13,891
Repurchase of Series F Preferred stock	(100)	—
Proceeds from notes payable due to related party	—	—
Repurchase of common stock for settlement, related party	—	(250)
Proceeds from issuance of notes payable	5,677	—
Proceeds from exercise of warrants for common stock	—	—
Payments for notes payable	—	(144)
Notes payable issuance costs	(707)	—
Net Cash Provided by Financing Activities	4,870	13,497
Net (decrease)/increase in cash	(3,868)	3,812
Cash – Beginning of Period	3,918	106
Cash - End of Period	$50	$3,918
Supplementary Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of Series E Preferred	$4	$—
Issuance of warrants for liabilities, related party	—	1,493
Preferred share settlement of debt and accrued liabilities	—	3,438
Issuance of warrants	—	32,599
Accrued dividends	1,505	1,064
Cancellation of Series E Preferred Stock	—	46
Goodwill reclassified to inventory	—	161
Shares issued for settlement of litigation	—	251
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS
Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” or the “Company” ), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evolving focus in anticipation of a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.
Previously throughout most of 2019, the Company was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which the Company began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015, and was distributed through our patented DyrctAxess platform.
As noted in a Current Report on Form 8-K that the Company filed with the Securities and Exchange Commission (“SEC”) on December 17, 2019, the Company terminated its then-current business operations, including its commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, which such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, the Company is not engaged in any research, development or commercialization activities, and is no longer generating any revenues from operations, including from the sale of Prestalia or any other product.
Since the end of 2019, to the extent that resources have been available, the Company has been working with its advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.
In connection with our business restructuring efforts, we are, among other things, evaluating the potential clinical development and disposition options for CEQ508, an oral delivery of small interfering RNA against beta-catenin that is in Phase 1 clinical development for the treatment of FAP. However, no clinical efforts relating to this program have been undertaken in over 5.0 years
Furthermore, the Company is evaluating all strategic options to out-license and/or divest our existing commercial assets, including any assets that we currently hold relating to Prestalia as well as its DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.
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
Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, the Company had a significant accumulated deficit of approximately $39.3 million and negative working capital of approximately $9.9 million. For the year ended December 31, 2019, the Company had a loss from operations of approximately $11.3 million and negative cash flows from operations of approximately $8.7 million. Our operating activities consume the majority of our cash resources. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.
In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to us or at all. General market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issue arising from the COVID-19 epidemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were $50,000 in cash equivalents as December 31, 2019 and no cash equivalents as of December 31, 2018.
The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2019, the Company's cash balance did not exceed the federal insurance limit.
Fair Value of Financial Instruments
The Company considers the fair value of cash, accounts payable, due to related parties, notes payable, notes payable to related parties, accounts receivable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. The Company follows authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The Company's cash is subject to fair value measurement and is determined by Level 1 inputs. There were no liabilities measured at fair value as of December 31, 2019 or 2018.
Accounts Receivable, net

Accounts receivable consists of amounts due from wholesale distributors and specialty pharmacy providers. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risks and discussions with individual customers.  During the twelve months ended December 31, 2019 and 2018, the Company recorded approximately $32,000 and $68,000, respectively of bad debt expense as a result of the write-off of uncollectible accounts receivable.
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
For the twelve months ended December 31, 2018, the Company recognized a loss on impairment of goodwill of approximately $3.5 million. The impairment determination was primarily a result of the decision to divest assets that no longer aligned with the Company’s strategic objectives.
No goodwill impairment charges were recognized for the twelve-month period ended December 31, 2019.
Impairment of Long-Lived Assets
The Company reviews all long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, the Company perform detailed impairment testing for indefinite-lived intangible assets, at least annually, at December 31. When necessary, the Company records charges for impairments. Specifically:

•
For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, the Company compares the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, the Company records an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, the Company re-evaluates the remaining useful lives of the assets and modifies them, as appropriate; and

•
For indefinite-lived intangible assets, such as acquired in-process R&D assets, each year and whenever impairment indicators are present, the Company determines the fair value of the asset and records an impairment loss for the excess of book value over fair value, if any.

For the twelve-months ended December 31, 2018, the Company recognized a loss on impairment of a long-lived intangible asset of approximately $1.7 million. The impairment determination was primarily a result of the decision to divest assets that no longer align with the Company’s strategic objectives. The Company recognized $0.3 million as a loss on impairment for the year ended December 31, 2019.
Revenue Recognition
Revenue, Net
The Company adopted revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018.
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
Licensing Agreements
Licensing agreements entered into by the Company, may typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). Under the provisions of ASU 2014-9, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this standard effective January 1, 2018.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU No. 2016-2”). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. ASU No. 2016-2 was effective for the Company beginning in the first quarter of 2019. The guidance can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted. The Company adopted this standard in the first quarter of 2019, using a modified retrospective approach at the adoption date through a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on its consolidated statement of operations.
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of common stock equivalents (stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net income (loss) is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	December 31,
(in thousands except share and per share data)	2019	2018
Numerator
Net loss	$(11,978)	$(16,755)
Preferred stock dividends	(1,501)	(1,064)
Net Loss allocable to common stock holders	$(13,479)	$(17,819)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,840,870	10,838,731
Net loss per share of common stock, basic and diluted
Net loss per share	$(1.24)	$(1.64)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Stock options outstanding	4,071,333	5,613,057
Warrants	35,517,329	36,267,329
Series C Preferred Stock	68,000	68,000
Series D Preferred Stock	3,000	3,000
Series E Preferred Stock	39,508,382	34,880,000
Series F Preferred Stock	3,991,753	3,810,000
Total	83,159,797	80,641,386

Stock-Based Compensation
The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.
For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised if an when a forfeiture becomes probable.
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
Inventory consisted of the following as of December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Raw Materials	$—	$147
Finished Goods	—	95
Inventory, Net	$—	$242

During the years ended December 31, 2019 and 2018, the Company recorded a related charge to cost of goods sold for obsolete inventory of $26,000 and $124,000, respectively. The Company's recognized approximately $456,000 for inventory impairment during the year ended December 31, 2019. The loss on impairment was due to the Company's strategic decision to discontinue the sale and commercialization of Prestalia.
NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets at December 31, 2019 and December 31, 2018, includes prepaid insurance of approximately $275,000 and $179,000, respectively, and other expenses related to the Company's operations. At December 31, 2019, the Company recognized a loss on impairment of approximately $338,000 for prepaid assets as a result of its strategic decision to discontinue the sale and commercialization of Prestalia.
NOTE 5 - INTANGIBLE ASSETS
Acquisition of Prestalia & DyrctAxess
In June 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Symplmed Pharmaceuticals LLC (“Symplmed”) pursuant to which the Company purchased from Symplmed, for aggregate consideration of approximately $620,000 (consisting of $300,000 in cash plus the assumption of certain liabilities of Symplmed in the amount of approximately $320,000), Symplmed’s assets relating to a single-pill FDC of perindopril arginine and amlodipine besylate known as Prestalia® (“Prestalia”), that has been approved by the FDA for the treatment of hypertension. In addition, as part of the transactions contemplated by the Purchase Agreement: (i) Symplmed transferred to us following the closing date, the New Drug Applications for the approval of Prestalia as a new drug by the FDA; and (ii) Symplmed assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed and Les Laboratoires Servier (“Servier”) dated January 2012, pursuant to which Symplmed had an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of regulatory and sales-based milestone payments and royalty payments based on net sales. Management has determined that this acquisition was deemed an asset purchase under FASB ASC 805.
The purchase price of $620,000 was allocated based on a preliminary estimate of the fair value of the assets acquired and was included in intangible assets as of December 31, 2017. During the year ended December 31, 2018, the allocation of the purchase price was finalized which resulted in $161,000 of the price being allocated to raw materials received from Symplmed, and approximately $459,000 being allocated to intangible assets.
In furtherance of the acquisition and commercialization of Prestalia, in July 2017 the Company acquired from Symplmed and its wholly-owned subsidiary, Symplmed Technologies, LLC, certain of the intellectual property assets related to the patented technology platform known as DyrctAxess, also known as Total Care, that offers enhanced efficiency, control and information to empower patients, physicians and manufacturers to help achieve optimal care for $75,000 in cash.
Intangible Asset Summary
The Company recognized a loss on impairment of an intangible asset of $322,000 and $1,673,000 for the year ended December 31, 2019 and 2018, respectively. The loss on impairment for 2019 was due to the Company's strategic decision to discontinue the sale and commercialization of Prestalia.
Amortization expense was approximately $70,000 and $330,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 - TERM LOAN
On June 28, July 3, July 17, and August 5, 2019, the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million. The Company paid $707,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the straight line method.
The Notes accrue interest at a rate of 12% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every three months thereafter.
The unpaid principal balance of the Notes, plus accrued and unpaid interest thereon, will mature on the earliest to occur of: (i) June 28, 2020 (subject to extension for up to (60) days based upon the mutual agreement of the Company and the holders of a majority of the unpaid principal balance of all outstanding Notes) or (ii) at any time following an Event of Default. The Notes may not be prepaid without the prior written consent of the holders of the Notes. The Notes are secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries.
On December 28, 2019 the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.
The Company recognized approximately $682,000 in interest expense related to the Notes for the twelve months ended December 31, 2019 including $360,000 related to the amortization of debt issuance costs.
NOTE 7 - RELATED PARTY TRANSACTIONS
Due to Related Party
The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.
In 2016, the Company entered into a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly-owned by one of the Company’s former Board members, namely Vuong Trieu, Ph.D. Autotelic Inc. currently owns less than 5% of the Company. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The Company terminated the MSA effective October 31, 2018. Dr. Trieu resigned as a director of our company effective October 1, 2018.
In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses incurred on behalf of the Company. For the year ended December 31, 2018, Autotelic Inc. billed a total of approximately $795,000, including personnel costs of $532,000. An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets as of December 31, 2019 and 2018.
In April 2018, in connection with the closing of our private placement on that date, the Company entered into a Compromise and Settlement Agreement with Autotelic Inc. pursuant to which the Company agreed to issue to Autotelic Inc. an aggregate of 162.59 shares of Series E Preferred Stock to settle accounts payable of approximately $813,000 and Warrants to purchase up to 1,345,040 shares of common stock to satisfy accrued and unpaid fees in the aggregate amount of approximately $740,000, and other liabilities, owed to Autotelic Inc. as of March 31, 2018 pursuant to the MSA. The securities that were issued to Autotelic Inc., which were issued upon the closing described above, have the same terms and conditions as the securities that were issued to investors in the Preferred Series E offering. The warrants have a term of 5 years, an initial exercise price of $0.55, and have a fair value of approximately $1.5 million resulting in a loss on settlement of debt of approximately $750,000, which is included in the loss on settlement in the consolidated statements of operations. In July of 2018, the exercise price of the warrants was adjusted down to $0.50 upon issuance of the Series F Convertible Preferred Stock.
Omnibus Settlement Agreement with Vuong Trieu, Ph.D. and Affiliated Entities
On October 1, 2018, the Company entered into an Omnibus Settlement Agreement with Vuong Trieu, Ph.D., our former interim Chief Executive Officer, Executive Chairman and Chairman of the Board, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. At the same time, the Company also entered into an Agreement and Release with each of Dr. Trieu and Falguni Trieu and entered into an Agreement and Release with each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. (collectively, the “Entity Releases”). The Company also delivered a release to Dr. Trieu, Ms.

Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. Pursuant to the Settlement Agreement, the Company agreed to make a payment to Dr. Trieu in the amount of $10,000 in consideration for Dr. Trieu entering into the individual releases between Dr. Trieu and our company. Dr. Trieu also agreed to sell, and the Company agreed to purchase, from Dr. Trieu for cancellation an aggregate of 500,000 shares of our common stock in consideration of an aggregate purchase price of $250,000. Additionally, each of Dr. Trieu, Autotelic Inc., Autotelic LLC, Oncotelic, Inc. and LipoMedics, Inc. agreed to certain restrictions on sale, transfer or assignment of our common stock.
Furthermore: (i) the Company and Autotelic Inc. agreed that the Master Services Agreement, dated as of November 15, 2016, by and between our company and Autotelic Inc., shall be terminated as of October 1, 2018; (ii) the Company and Autotelic BIO agreed that the Term Sheet, entered into as of January 11, 2018, by and between our company and Autotelic BIO, shall be terminated immediately; (iii) the Company and Oncotelic, Inc. confirmed that the License Agreement, dated July 17, 2017, by and between our company and Oncotelic Inc. was terminated effective May 15, 2018; and (iv) the Company and Lipomedics, Inc. agreed that the License Agreement, dated as of February 6, 2016, by and between our company and Lipomedics, Inc. would remain in effect.
Under the Settlement Agreement, the Company and Autotelic LLC agreed with respect to the License Agreement, dated as of November 15, 2016, by and between our company and Autotelic LLC, that such License Agreement shall continue, provided that Autotelic LLC shall be licensee and have a license to, without representation or warranty, nasal apomorphine and nasal scopolamine and related intellectual property in addition to nasal insulin, and Autotelic LLC shall not be a licensee or have a license to Familial Adenomatous Polyposis or CEQ508 and related intellectual property.
Pursuant to the releases, each of Dr. Trieu and Ms. Trieu, our former Director of Business Development and the spouse of Dr. Trieu, agreed to release us from all claims arising prior to the date of the release agreements. Pursuant to the entity releases, each of Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. agreed to release us from all claims arising prior to the date of the applicable entity release. In addition, the Company agreed to release each of Dr. Trieu, Ms. Trieu, Autotelic Inc., Autotelic LLC, Autotelic BIO, Oncotelic, Inc. and LipoMedics, Inc. from all claims arising prior to the date of the company release.
Transactions with BioMauris, LLC/Erik Emerson
Eric Emerson was the former Chief Commercial Officer and former member of the Company's Board of Directors.
Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson is Executive Chairman.
During the year ended December 31, 2019 and 2018, the Company recorded approximately $32,000 and $572,000 respectively, for related party expenses incurred under the agreement. As of December 31, 2018, the Company recorded approximately, $24,000 as a related party liability on the accompanying balance sheet for amounts due BioMauris, LLC. In addition, during the year ended December 31, 2018, the Company paid approximately $63,000 to BioMauris, LLC related to Acutus Medical, which entity owns an equity interest in BioMauris, LLC. No related party liability was recorded as of December 31, 2019 for related party expenses with BioMauris, LLC.
In July 2019, Mr. Emerson, became the owner of an equity interest of approximately 22% in Pharma Hub Network, the Company's third-party network manager. During the third quarter of 2019, the Company terminated the relationship with Pharma Hub Network. For the year ended December 30, 2019, the Company recorded approximately $62,000 of related party expense for services provided by Pharma Hub Network.
Transactions Involving Robert Moscato
During the year ended December 31, 2018, the Company paid approximately $16,000 to an entity owned and operated by the wife of Robert Moscato, our former CEO, which entity rendered interior design services to our company.
NOTE 8 - LICENSING AGREEMENTS
Les Laboratories Servier
As a result of the Asset Purchase Agreement that the Company entered into with Symplmed Pharmaceuticals LLC in June 2017, Symplmed assigned to the Company an Amended and Restated License and Commercialization Agreement with Les Laboratories Servier, pursuant to which the Company has the exclusive right to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia® in the U.S. (and its territories and possessions). The terms of the agreement include single-

digit royalty payments based on net sales and milestone payments based upon the attainment of sales thresholds. The agreement includes a termination clause pursuant to which Servier has the right to terminate the agreement in various circumstances, including, without limitation, as a result of the failure by the Company to achieve certain sales thresholds by the dates set forth in the agreement.
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
For the years ended December 31, 2019 and 2018 the Company paid $37,000 and $15,000, respectively, for royalties under the license agreement with Les Laboratories Servier.
Biofarma
As consideration for the Prestalia Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark.
For the years ended December 31, 2019 and 2018 the Company paid $4,000 and $2,000, respectively, for royalties under the agreement with Biofarma.
Sub-License of DiLA2 Assets
On March 16, 2018, the Company entered into an exclusive sub-licensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. On November 30, 2019, the sub-licensing agreement was terminated. As of December 31, 2019 and 2018, the Company has classified the upfront payment as an accrued liability on its balance sheet.
Novosom Agreements
In 2010, the Company entered into an asset purchase agreement with Novosom Verwaltungs GmbH (“Novosom”), pursuant to which the Company acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In May 2018, the Company issued to Novosom 51,988 shares of our common stock, with a fair value of $75,000, as additional consideration pursuant to the Asset Purchase Agreement. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017. On December 23, 2019, Novosom repurchased the acquired intellectual property for $45,000 of which $20,000 was payable immediately and $25,000 is to be paid upon the Company's achievement of certain performance obligations by June 30, 2020.
NOTE 9 - STOCKHOLDERS’ EQUITY
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
As of December 31, 2019 and December 31, 2018, 100 shares of Series C Preferred stock were outstanding.
Series D Preferred

Each share of Series D Preferred has a stated value of $5,000 per share, has a liquidation preference of $300 per share, has voting rights of 1,250 votes per share and is convertible into shares of common stock at a conversion price of $4.00 per share. The Series D Preferred has a 5% stated dividend rate when, and if declared by the Board of Directors, is not redeemable and has voting rights on an as-converted basis.
As of December 31, 2019 and December 31, 2018, 40 shares of Series D Preferred were outstanding.
Series E Convertible Preferred Stock Private Placement
In April and May 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 2,812 shares of our Series E Preferred, at a purchase price of $5,000 per share of Series E Preferred. Each share of Series E Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series E Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. In July of 2018, the exercise price of the warrants was adjusted down to $0.50 upon issuance of the Series F Convertible Preferred Stock.
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
The Company received net proceeds of approximately $12.2 million from the sale of the Series E Preferred, after deducting placement agent fees and estimated expenses payable by us of approximately $2.0 million associated with such closing. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 2,958,460 shares of our common stock.
In October 2018, an investor converted 2 shares of Series E Preferred into 20,000 shares of our common stock.
In April 2019, the Company issued 107,846 unregistered shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of $53,923 of stated value of our Series E Convertible Preferred Stock.
The Company had accrued dividends on the Series E Preferred stock of approximately $2.4 million and $1.0 million for the years ended December 31, 2019 and December 31, 2018, respectively.
Series F Convertible Preferred Share Private Placement
In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F Preferred, at a purchase price of $5,000 per share of Series F Preferred. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. On The Series F Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have full-ratchet anti-dilution protection, are exercisable for a period of five years and contain customary exercise limitations.
We received proceeds of approximately $1.4 million from the sale of the Securities, after deducting placement agent fees and estimated expenses payable by us of approximately $180,000 associated with such closing. In connection with the private placement described above, we also issued to the placement agent for such private placement a Warrant to purchase 308,000 shares of our common stock. The Warrant has a five years term and an exercise price of $0.55 per share.
On November 9, 2018, the Company entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 73 shares of our Series F Preferred Stock, at a purchase price of $5,000 per share of Preferred Stock. In addition, each investor received a 5-year warrant to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Company received total net proceeds of approximately $0.31 million from the issuance of the securities described above, after deducting placement agent fees and estimated expenses payable by us associated with such closing. In connection with the private placement described above, the Company also issued to the placement agent for such private placement a Warrant to purchase 73,000 shares of our common stock. The Warrant has a five year term and an exercise price of $0.55 per share.
On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of April 14, 2020, the Company had not repurchased the remaining shares.
The Company had accrued dividends on the Series F Preferred stock of approximately $202,000 and $90,000 for the years ended December 31, 2019 and December 31, 2018, respectively.
Common Stock
The Company's common stock currently trades on the OTCQB tier of the OTC Markets under the symbol “ATRX”. As of December 31, 2019 the Company had 10,869,530 shares of our common stock outstanding.
Warrants
As of December 31, 2019, there were 35,517,329 warrants outstanding, with a weighted average exercise price of $0.63 per share, and annual expirations as follows:

Warrants
Expiring in 2021	1,189,079
Expiring in 2022	343,750
Expiring in 2023	33,645,847
Expiring in 2024	335,453
Expiring in 2025	3,200
35,517,329

The above includes price adjustable warrants totaling 34,587,030.
A total of 600,000 warrants expired and 150,000 warrants were canceled during the year ended December 31, 2019.
NOTE 10 - STOCK INCENTIVE PLANS
Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2019:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,613,057	$0.83
Options granted	1,985,000	0.35
Options expired / forfeited	(3,526,724)	0.76
Outstanding, December 31, 2019	4,071,333	0.58
Exercisable, December 31, 2019	3,121,333	$0.65

The following table summarizes additional information on the Company's stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	3,847,000	8.31	$0.57	2,897,000	$0.64
$1.56 - $1.80	209,133	7.38	$1.79	209,133	$1.79
$2.60 - $6.35	15,200	0.52	$4.48	15,200	$4.48
Totals	4,071,333	8.23	$0.58	3,121,333	$0.65

Weighted-Average Exercisable Remaining Contractual Life (Years) 7.90
During the year ended December 31, 2019, the Company granted an aggregate of 1,985,000 stock options to employees at exercise prices ranging from $0.09 to $0.37 per share with a 10-year term. A total of 575,000 options were immediately vested and 550,000 options were performance based options that were contingent upon the Company meeting certain sales and stock-price target goals. All of the performance based options were forfeited on December 31, 2019.
As of December 31, 2019, we had $209,000 of total unrecognized compensation expense related to unvested stock options. Total expense related to stock options was approximately $765,000 and $1.4 million for the year ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the intrinsic value of options outstanding or exercisable was $0 as there were no options outstanding with an exercise price less than $0.06, the per share closing market price of our common stock at that date.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Litigation
Because of the nature of our activities, we are subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, we are not aware of any pending lawsuits against us, our officers or our directors.
Leases
In 2018 the Company have entered into a Standard Form Office Lease with ROC III Fairlead Imperial Center, LLC, as landlord, pursuant to which we leased our corporate headquarters located at 4721 Emperor Boulevard, Suite 350, Durham, North Carolina 27703 for a term of 37 months starting on January 1, 2019. The base monthly rent for such space was $6,458, which amount would increase to $7,057 for the final month of the term. On December 31, 2019, the lease agreement was terminated.
On December 9, 2019, the Company entered into a Standard Form Office Lease with ThreeCo Partners, LLC as landlord, pursuant to which the Company leased its corporate headquarters located at 4815 Emperor Boulevard, Suite 100, Durham, North Carolina 27703 for a term of 19 months commencing January 1, 2020. The base monthly rent for such space was $3,795. On Februrary 1, 2020 the Company terminated the lease.
Other than as described above, the Company does not own or lease any real property or facilities that are material to its current business operations. If The Company continues its business operations, the Company may seek to lease additional facilities in order to support its operational and administrative needs.
NOTE 12 - INCOME TAXES
The Company has identified its federal and California and North Carolina state tax returns as “major” tax jurisdictions. The periods the Company's income tax returns are subject to examination for these jurisdictions are 2016 through 2019. The Company believes its income tax filing positions and deductions will be sustained on audit, and does not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.
At December 31, 2019, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $344.0 million and had available tax credit carry-forwards for federal tax reporting purposes of approximately $10.1 million, which are available to offset future taxable income. Portions of these carry-forwards will expire through 2039 if not otherwise utilized. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.
The Company's net deferred tax assets, liabilities and valuation allowance as of December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards (a)	$6,862	$4,110
Inventory reserve	114	—
Depreciation and amortization	2,512	2,799
Share based compensation	597	436
Other	279	249
Total deferred tax assets	10,364	7,594
Valuation allowance	(10,364)	(7,540)
Net deferred tax assets	—	54
Deferred tax liabilities:
Intangible assets	—	(54)
Net deferred tax liabilities	$—	$—
The Company records a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $2.8 million and $2.2 million during 2019 and 2018, respectively.
In 2019 and 2018, there was $800 in income tax expense due for IThena’s income tax liability to the state of California. In addition, the Company had other immaterial state taxes due for 2018.
As of the date of this filing, the Company has not filed its 2019 federal and state corporate income tax returns. The Company expects to file these documents by the extension due dates.
NOTE 13 - SUBSEQUENT EVENTS
Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
Lease
On February 1, 2020, the Company terminated its office lease agreement for the space located at 4815 Emperor Boulevard, Suite 100, Durham, North Carolina 27703 for a one-time payment of $10,000.
Bridge Loan
On February 5, 2020, the Company entered into a Securities Purchase Agreement pursuant to which accredited investors agreed to purchase: (i) original issue discount unsecured Convertible Promissory Notes, issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes as defined in the agreement.
The Notes mature on August 5, 2020, or such earlier date as the Note is required or permitted to be repaid. Interest shall accrue to the holders on the aggregate unconverted and then outstanding principal amount of the Notes at the rate of 10% per annum, calculated on the basis of a 360-day year.
On or after May 5, 2020 until the Notes are no longer outstanding, the Notes may be convertible into shares of Common Stock at the option of the note holder. The conversion price shall be the lower of: (i) $0.50 per share of Common Stock and (ii)

70% of the volume weighted average price of the Common Stock on the trading market on which the Common Stock is then listed or quoted for trading for the prior ten (10) trading days (as adjusted for stock splits, stock combinations and similar events); provided, that if the Notes are not prepaid on or before May 5, 2020, then the conversion price shall be the lower of (x) 60% of the conversion price as calculated above or (y) $0.05 (as adjusted for stock splits, stock combinations and similar events).
The exercise price of the Warrants shall be equal to the conversion price of the Notes, provided, that on the date that the Notes are no longer outstanding, the exercise price shall be fixed at the conversion price of the Notes on such date, with the exercise price of the Warrants thereafter (and the number of shares of Common Stock issuable upon the exercise thereof) being subject to adjustment as set forth in the Warrants.