Form 10-Q
period 2020-03-31
Adhera Therapeutics, Inc.
filed 2020-07-06
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.
Commission File Number: 000-13789
ADHERA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 2161 Wake Forest, NC	27588
(Address of principal executive offices)	(Zip Code)
(919) 518-3748
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
As of July 3, 2020, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$65	$50
Prepaid expenses and other assets	250	370
Total current assets	315	420
Total assets	$315	$420
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,123	$1,403
Due to related party	4	4
Accrued expenses	1,278	1,005
Accrued dividends	2,948	2,565
Notes payable	5,795	5,330
Total current liabilities	12,148	10,307
Total liabilities	12,148	10,307
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 361 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 shares issued and outstanding as of March 31, 2020 and December 31, 2019	65	65
Additional paid-in capital	29,650	29,375
Accumulated deficit	(41,548)	(39,327)
Total stockholders’ deficit	(11,833)	(9,887)
Total liabilities and stockholders’ deficit	$315	$420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$—	$3
Cost of sales	—	117
Gross margin	—	(114)
Operating expenses
Sales and marketing	784	1,059
General and administrative	539	1,367
Amortization	—	18
Total operating expenses	1,323	2,444
Loss from operations	(1,323)	(2,558)
Other expense
Interest expense	(410)	—
Amortization of debt discount	(105)	—
Net loss	(1,838)	(2,558)
Preferred Stock Dividends	(383)	(382)
Net Loss Applicable to Common Stockholders	$(2,221)	$(2,940)
Net loss per share – Common Shareholders - basic and diluted	$(0.20)	$(0.27)
Weighted average shares outstanding - basic and diluted	10,869,530	10,781,684
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2018	3,488	$—	381	$—	10,761,684	$65	$(5,384)	$34,094	$(25,848)	$2,927
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Share based compensation	—	—	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	—	—	(2,558)	(2,558)
Balance, March 31, 2019	3,488	$—	381	$—	10,761,684	$65	$(4,989)	34,094	$(28,788)	$382

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2019	3,478	$—	361	$—	10,869,530	$65	$(4,719)	$34,094	$(39,327)	$(9,887)
Accrued dividend	—	—	—	—	—	—	—	—	(383)	(383)
Share based compensation	—	—	—	—	—	—	36	—	—	36
Issuance of warrants with notes payable, net of discount	—	—	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	—	—	(1,838)	(1,838)
Balance, March 31, 2020	3,478	$—	361	$—	10,869,530	$65	$(4,683)	$34,333	$(41,548)	$(11,833)
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows Used in Operating Activities:
Net loss	$(1,838)	$(2,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	36	395
Amortization of intangibles	—	18
Amortization of debt discount and fees	294	—
Depreciation	—	3
Non-cash interest expense	221	—
Non-cash lease expense	—	31
Changes in operating assets and liabilities:
Accounts receivable	—	9
Inventory	—	(17)
Prepaid expenses and other assets	121	(22)
Accounts payable	720	52
Accrued expenses	52	5
Due to related party	—	25
Lease liability	—	(31)
Net Cash Used in Operating Activities	(394)	(2,090)
Cash Flows Provided By Financing Activities:
Proceeds from loan payable, net of discount	500	—
Notes payable issuance costs	(91)	—
Net Cash Provided by Financing Activities	409	—
Net increase (decrease) in cash	15	(2,090)
Cash – Beginning of Period	50	3,918
Cash - End of Period	$65	$1,828
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$—	$240
Issuance of warrants with notes payable	239	—
Accrued dividends	383	382
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)
Note 1 – Nature of Operations, Basis of Presentation and Significant Accounting Policies
Business Overview
Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is a specialty biotech company that, to the extent that resources and opportunities become available, is strategically evolving focus in hopes of a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.

During 2019, Adhera Therapeutics was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which we began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015, and was distributed through our patented DyrctAxess platform.

On December 17, 2019, the Company terminated its then-current business operations, including its commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, the Company is not engaged in any research, development or commercialization activities, and it is no longer generating any revenues from operations, including from the sale of Prestalia or any other product.

Since the end of 2019, to the extent that resources have been available, the Company has been working with its advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that we will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Furthermore, the Company is evaluating all strategic options to out-license and/or divest our existing intellectual property, including our DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.
Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.
Going Concern and Management’s Liquidity Plans
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had cash and cash equivalents of $65,000 and has negative working capital of approximately $11.8 million.
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net operating loss of approximately $1.8 million and $2.6 million for the three months ended March 31, 2020, and March 31, 2019, respectively. The Company had an accumulated deficit of approximately $41.5 million as of March 31, 2020.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to us or at all. General market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
Fair Value of Financial Instruments
The Company considers the fair value of cash, accounts payable, debt, accounts receivable and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
There were no liabilities or assets measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment indicators throughout the year and performs detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, at least annually, at December 31. When necessary, the Company records charges for impairments. Specifically:
•For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and
•For indefinite-lived intangible assets, such as acquired in-process R&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.
The Company did not recognize any loss on impairment for the three-month periods ended March 31, 2020 or 2019.
Revenue, Net
        The Company adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018. The Company terminated all commercial operations in December 2019, therefore all revenue and cost of goods sold disclosure only apply to periods prior to the first quarter of 2020.
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
Net Loss per Common Share
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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss	$(1,838)	$(2,558)
Preferred stock dividends	(383)	(382)
Net Loss allocable to common stock holders	$(2,221)	$(2,940)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,869,530	10,781,684
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.20)	$(0.27)
Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Three Months ended March 31,
	2020	2019

Stock options outstanding	2,941,350	4,522,807
Warrants	36,272,500	36,267,329
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	40,202,132	34,880,000
Series F Preferred Stock	4,086,178	3,810,000
Total	83,618,827	79,596,803

Note 2 - Intangible Assets
Intangible Assets

Amortization expense for the three months ended March 31, 2019 was approximately $18,000. No amortization expense was recognized for the three months ended March 31, 2020.

Note 3 – Notes Payable
2019 Term Loan
During 2019, the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million. The Company paid $707,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the straight-line method.
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

On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.
The Company recognized approximately $390,000 in interest expense related to Notes for the three months ended March 31, 2020 including $177,000 related to the amortization of debt issuance costs. The Company recognized no interest expense related to the Notes for the three months ended March 31, 2019.
As of March 31, 2020, the Company has recorded $5.7 million of debt and approximately $170,000 in unamortized issuance costs on the accompanying balance sheet.
2020 Term Loan

On February 5, 2020, the Company entered into a Securities Purchase Agreement accredited investors pursuant to purchase: (i) original issue discount unsecured Convertible Promissory Notes (the “Notes”), issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes.

The maturity date is the six (6) month anniversary of the original issue date, or August 5, 2020, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of the Note. Interest shall accrue to the Holders on the aggregate unconverted and then outstanding principal amount of the Notes at the rate of 10% per annum, calculated on the basis of a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

On or after May 5, 2020 until the Notes are no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the noteholder. The conversion price shall be the lower of: (i) $0.50 per share of Common Stock and (ii) 70% of the volume weighted average price of the Common Stock on the trading market on which the Common Stock is then listed or quoted for trading for the prior ten (10) trading days (as adjusted for stock splits, stock combinations and similar events); provided, that if the Notes are not prepaid on or before May 5, 2020, then the conversion price shall be the lower of (x) 60% of the conversion price as calculated above or (y) $0.05 (as adjusted for stock splits, stock combinations and similar events). The conversion price of the Notes shall also be adjusted as a result of subsequent equity sales by the Company, with customary exceptions.

The exercise price of the Warrants shall be equal to the conversion price of the Notes, provided, that on the date that the Notes are no longer outstanding, the exercise price shall be fixed at the conversion price of the Notes on such date, with the exercise price of the Warrants thereafter (and the number of shares of Common Stock issuable upon the exercise thereof) being subject to adjustment as set forth in the Warrants. The warrants have a 5 year term.

The Company recorded a discount related to the warrants of approximately $322,000, including a discount of $30,000 and issuance costs of $53,000 based on the relative fair value of the instruments as determined by using the Monte-Carlo simulation model. The Company also recorded a debt discount related to the convertible debt of approximately $21,000 and debt issuance cost of $38,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method.

The Company recognized $20,000 in interest expense related to the notes for the three months ended March 31, 2020, including $12,000 related to the amortization of debt issuance costs. The Company amortized $105,000 of debt discount for the three months ended March 31, 2020.

As of March 31, 2020, the Company has recorded $551,000 of debt and approximately $238,000 and $26,000 in unamortized discount and issuance costs, respectively on the accompanying balance sheets.
Note 4 - Licensing Agreements
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
For the three-month period ended March 31, 2019 the Company paid $4,500 for royalties under the license agreement with Les Laboratories-Servier. No royalties were paid for the three-month period ended March 31, 2020.
Biofarma
As consideration for the Prestalia Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark. For the three month period ended March 31, 2019, the Company paid $500 to Biofarma. No royalties were paid for the three month period ended March 31, 2020.
        License of DiLA2 Assets
On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of March 31, 2020 and December 31, 2019, the Company had not obtained consent for the sublicense and has classified the upfront payment as an accrued liability on its balance sheet.
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
An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending March 31, 2020 and December 31, 2019.
Transactions with BioMauris, LLC/Erik Emerson
Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a former director of Adhera, is Executive Chairman.
During the three months ended March 31, 2019, the Company recorded approximately $22,000 for related party expenses incurred under the agreement. No related party liability was recorded as of March 31, 2020 or December 31, 2019.
Beginning in the second quarter of 2019 when components of the financial transaction took place and became fully effective in July 2019, Mr. Emerson, a member our Board of Directors and our former Chief Commercial Officer, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, the Company terminated the relationship with Pharma Hub Network. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded no related party expense for services provided by Pharma Hub Network. No related party liability was recorded as of March 31, 2020 or December 31, 2019.

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
As of March 31, 2020, the Company had recorded accrued dividends of approximately $2.7 million on Series E Preferred Stock.
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

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of June 29, 2020, the Company had not repurchased the remaining shares.
As of March 31, 2020, the Company had recorded accrued dividends of approximately $238,000 on Series F Preferred Stock.
Warrants
As of March 31, 2020, there were 36,272,500 warrants outstanding, with a weighted average exercise price of $0.56 per share, and annual expirations as follows:

Expiring in 2021	343,750
Expiring in 2022	—
Expiring in 2023	33,645,847
Expiring in 2024	335,453
Expiring thereafter	1,947,450
Total	36,272,500
The above includes 35,580,017 price adjustable warrants, including 1,944,250 warrants issued with the 2020 term loan which are subject to adjustment based upon the final conversion price of the note.
A total of 1,189,079 warrants expired during the three months ended March 31, 2020.

Note 7 - Stock Incentive Plans
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2020.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,071,333	$0.58
Options granted	—	—
Options expired / forfeited	(1,129,983)	0.66
Outstanding, March 31, 2020	2,941,350	0.55
Exercisable, March 31, 2020	1,991,350	$0.65
The following table summarizes additional information on stock options outstanding at March 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	2,933,500	7.99	$0.54	1,983,500	$0.64
$1.50 - $1.80	4,050	1.77	$1.70	4,050	$1.70
$2.60 - $6.35	3,800	0.77	$2.60	3,800	$2.60

Totals	2,941,350	7.97	$0.55	1,991,350	$0.65

Weighted-Average Exercisable Remaining Contractual Life (Years) 7.97
During the three months ended March 31, 2020, the Company granted no stock options to employees.
Total expense related to stock options was approximately $36,000 and $395,000 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the Company had approximately $172,000 of total unrecognized compensation expense related to unvested stock options to recognize through 2022.
As of March 31, 2020, the intrinsic value of options outstanding was zero.
Note 8 - Commitments and Contingencies
Litigation
Because of the nature of the Company’s business it is subject to claims and/or threatened legal actions, which arise out of the normal course of business. As of the date of this filing, the Company is not aware of any pending lawsuits against it, its officers or directors.
Leases
On December 9, 2019, the Company entered into a Standard Form Office Lease with ThreeCo Partners, LLC as landlord, pursuant to which the Company leased its corporate headquarters located at 4815 Emperor Boulevard, Suite 100, Durham, North Carolina 27703 for a term of 19 months commencing January 1, 2020. The base monthly rent for such space was $3,795. On February 1, 2020 the Company terminated the lease.

Other than as described above, the Company does not own or lease any real property or facilities that are material to its current business operations. If the Company continues its business operations, the Company may seek to lease additional facilities in order to support its operational and administrative needs.
Note 9 - Subsequent Events
Except for the events discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
Default on 2020 Term Loan
On June 15, 2020, the Company defaulted on certain covenants in the 2020 term loan and the interest rate reset to the default rate of 18%.
Secured Promissory Note
On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note for a purchase price of $52,500. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year.

On or after September 24, 2020, the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.02 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted as a result of subsequent equity sales by the Company.

The obligations of the Company under the Note are secured by a senior lien and security interest in all of the assets of the Company and certain of its wholly-owned subsidiaries pursuant to the terms and conditions of a Security Agreement dated June 26, 2020 by the Company in favor of the noteholder. In connection with the issuance of the Note, the holders of the secured promissory notes that the Company issued to select accredited investors between June 28, 2019 and August 5, 2019 in the aggregate principal amount of approximately $5.7 million agreed to subordinate their lien and security interest in the assets of the Company and its subsidiaries as set forth in the Security Agreement dated June 28, 2019 that such holders entered into with the Company and its subsidiaries to the security interest granted to the holder of the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect management’s current views with respect to future events and financial performance. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.
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
The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•our ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

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
These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.
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
Corporate Overview
Nature of Business

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is a specialty biotech company that, to the extent that resources and opportunities become available, is strategically evolving focus in hopes of a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.

During 2019, Adhera Therapeutics was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which we began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015, and was distributed through our patented DyrctAxess platform.

On December 17, 2019, we terminated our then-current business operations, including our commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating any revenues from operations, including from the sale of Prestalia or any other product. Moreover, as of the date of this report, we do not have any personnel other than our SVP of Finance & Accounting, and we have terminated the lease for our company headquarters in Durham, North Carolina.

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

Furthermore, we are evaluating all strategic options to out-license and/or divest our existing intellectual property including our DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care.

Resignation of Company Executives

On June 15, 2020, Nancy R. Phelan, the Company's Chief Executive Officer and Secretary, and a member of the company’s Board of Directors, resigned from all positions with the Company.

On June 21, 2020, Tim Boris, a member of the Company's Board of Directors resigned.
Need for Future Financing

On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note for a purchase price of $52,500. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year.
We will require substantial additional funds on an immediate basis to continue our business operations. We have, in the past, raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares, or result in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations. If we are not able to obtain additional financing on a timely basis as required, or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Net Sales
For the three month period ended March 31, 2020, we recorded no sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded net sales of approximately $3,000, net of related discounts for the three months ended March 31, 2019 related to the sale of Prestalia.
Cost of Sales
For the three month period ended March 31, 2020 we recorded no cost of sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded approximately $117,000 as the cost of sales for Prestalia for the three months ended March 31, 2019.
Operating Expenses
Our operating expenses for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/(Decrease)
(in thousands)
Sales and marketing	$784	$1,059	$(275)
General and administrative expenses	539	1,367	(828)
Amortization	—	18	(18)
Total operating expenses	$1,323	$2,444	$(1,121)
Sales, Marketing and Commercial Operations
For the three months ended March 31, 2020, sales, marketing and commercial operations expense decreased by approximately $275,000 as compared to the three months ended March 31, 2019, primarily due to the Company's strategic decision to terminate the commercial sale of Prestalia in December 2019. Sales and marketing expense for the three months ended March 31, 2020, included approximately $679,000 of PDUFA fees for Prestalia.
General and Administrative
General and administrative expense decreased by approximately $0.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to the Company's strategic decision to terminate commercial operations related to the sale of Prestalia in December 2019.

Amortization Expense
Amortization of intangible assets decreased by approximately $18,000 for the three-month period ended March 31, 2019 primarily due to the write-off of intangibles in 2019 as a result of our decision to divest assets that no longer align with our strategic objectives. No amortization expense was recognized for the three months ended March 31, 2020.
Other Expense

	Three Months Ended
	March 31, 2019	March 31, 2019	(Increase)/Decrease
(in thousands)
Interest expense	$(410)	$—	$(410)
Amortization of debt discount	(105)	—	(105)
Total other expense, net	$(515)	$—	$(515)
Interest expense for the three months ended March 31, 2020 increased by $410,000 compared to the three months ended March 31,2019 primarily due to accrued interest and amortization of debt issuance costs for our term loans. The amortization of debt discount was related to our 2020 term loan.
Liquidity & Capital Resources
Working Capital

(in thousands)	March 31, 2020	December 31, 2019
Current assets	$315	$420
Current liabilities	(12,148)	(10,307)
Working deficit	$(11,833)	$(9,887)
Negative working capital as of March 31, 2020 was approximately $11.8 million as compared to negative working capital of approximately $9.9 million as of December 31, 2019. The decrease in working capital is primarily related to an increase in our current liabilities as of March 31, 2020 including approximately $0.5 million of notes payable net of issuance costs, an increase in accrued dividends for our convertible preferred stock of approximately $0.4 million and an increase in accounts payable and accrued expenses related to our operating activities.
Cash Flows and Liquidity
Net cash used in Operating Activities
Net cash used in operating activities was approximately $0.4 million during the three months ended March 31, 2020. This was primarily due to our net operating loss of approximately $1.8 million, partially offset by non-cash interest expense related to our term loans and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $0.7 million.
Comparatively, net cash used in operating activities was approximately $2.1 million during the three months ended March 31, 2019. This was primarily due to the net operating loss of approximately $2.6 million offset by non-cash charges of approximately $0.4 million for share based compensation expense and other changes in working capital.
Net cash used in Investing Activities
There was no cash used in or provided by investing activities for the three months ended March 31, 2020 or March 31, 2019.
Net cash provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $0.4 million from the issuance of promissory notes to certain accredited investors. For the three months ended March 31, 2019, no cash was provided by financing activities.

We will need to raise immediate additional operating capital in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.
Future Financing

On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note for a purchase price of $52,500. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year.
We will require immediate additional funds to continue our business. Historically, we have raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
New and Recently Adopted Accounting Pronouncements
Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended March 31, 2020.
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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which were exacerbated following the termination of our business operations and personnel at the end of 2019 and the resignation of our CEO on June 15, 2020:

•Inadequate segregation of duties consistent with control objectives;

•Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

•Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.
Management’s Plan to Remediate the Material Weakness

Throughout 2019, management had been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned included:

•Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
•Continuing to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
General
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), as filed with the SEC on April 14, 2020, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 11, 2020, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 11, 2020, and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as February 5, 2020, between Adhera Therapeutics, Inc. and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 11, 2020, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: July 6, 2020	By:	/s/ Uli Hacksell
Uli Hacksell Chairman (Principal Executive Officer)

Date: July 6, 2020	By:	/s/ Rhonda L. Stanley
Rhonda L. Stanley Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)