Form 10-Q
period 2020-06-30
Adhera Therapeutics, Inc.
filed 2020-08-19
CIK 737207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.
Commission File Number: 000-13789
ADHERA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 Innovation Parkway Drive Baton Rouge, LA	70820
(Address of principal executive offices)	(Zip Code)
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
As of August 17, 2020, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$8	$50
Prepaid expenses and other assets	144	370
Total current assets	152	420
Total assets	$152	$420
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,200	$1,403
Due to related party	4	4
Accrued expenses	1,571	1,005
Accrued dividends	3,331	2,565
Notes payable	6,143	5,330
Total current liabilities	13,249	10,307
Total liabilities	13,249	10,307
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 361 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 shares issued and outstanding as of June 30, 2020 and December 31, 2019	65	65
Additional paid-in capital	29,674	29,375
Accumulated deficit	(42,836)	(39,327)
Total stockholders’ deficit	(13,097)	(9,887)
Total liabilities and stockholders’ deficit	$152	$420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$—	$66	$—	$69
Cost of sales	—	81	—	198
Gross loss	—	(15)	—	(129)
Operating expenses
Sales and marketing	13	1,148	798	2,207
General and administrative	343	1,599	881	2,966
Amortization	—	17	—	35
Total operating expenses	356	2,764	1,679	5,208
Loss from operations	(356)	(2,779)	(1,679)	(5,337)
Other income (expense)
Other income	40	—	40	—
Interest expense	(417)	(1)	(827)	(1)
Amortization of debt discount	(173)	—	(278)	—
Net loss	(906)	(2,780)	(2,744)	(5,338)
Preferred Stock Dividends	(382)	(357)	(765)	(739)
Net Loss Applicable to Common Stockholders	$(1,288)	$(3,137)	$(3,509)	$(6,077)
Net loss per share – Common Shareholders - basic and diluted	$(0.12)	$(0.29)	$(0.32)	$(0.56)
Weighted average shares outstanding - basic and diluted	10,869,530	10,860,049	10,869,530	10,811,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2018	3,488	$—	381	$—	10,761,684	$65	$(5,384)	$34,094	$(25,848)	$2,927
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Share based compensation	—	—	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	—	—	(2,558)	(2,558)
Balance, March 31, 2019	3,488	—	381	—	10,761,684	65	(4,989)	34,094	(28,788)	382
Conversion of Series E Preferred stock for common stock	(10)	—	—	—	107,846	—	—	—	3	3
Accrued dividend	—	—	—	—	—	—	—	—	(357)	(357)
Share based compensation	—	—	—	—	—	—	241	—	—	241
Net loss	—	—	—	—	—	—	—	—	(2,780)	(2,780)
Balance, June 30, 2019	3,478	$—	381	$—	10,869,530	$65	$(4,748)	$34,094	$(31,922)	$(2,511)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Deficit	Total
	Number	Par Value	Number	Par Value	Number	Par Value
Balance, December 31, 2019	3,478	$—	361	$—	10,869,530	$65	$(4,719)	$34,094	$(39,327)	$(9,887)
Accrued dividend	—	—	—	—	—	—	—	—	(383)	(383)
Share based compensation	—	—	—	—	—	—	36	—	—	36
Issuance of warrants with notes payable, net of discount	—	—	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	—	—	(1,838)	(1,838)
Balance, March 31, 2020	3,478	—	361	—	10,869,530	65	(4,683)	34,333	(41,548)	(11,833)
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Beneficial conversion feature - term loan	—	—	—	—	—	—	50	—	—	50
Share based compensation	—	—	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	—	—	(906)	(906)
Balance, June 30, 2020	3,478	$—	361	$—	10,869,530	$65	$(4,659)	$34,333	$(42,836)	$(13,097)
The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows Used in Operating Activities:
Net loss	$(2,744)	$(5,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	10	636
Amortization of intangibles	—	35
Amortization of debt discount and fees	655	—
Bad debt expense	—	41
Depreciation	—	5
Non-cash interest expense	449	1
Non-cash lease expense	—	62
Changes in operating assets and liabilities:
Accounts receivable	—	(87)
Inventory	—	10
Prepaid expenses and other assets	226	285
Accounts payable	797	685
Accrued expenses	117	218
Due to related party	—	(24)
Lease liability	—	(62)
Net Cash Used in Operating Activities	(490)	(3,533)
Cash Flows Provided By Financing Activities:
Proceeds from loan payable, net of discount	553	1,495
Notes payable issuance costs	(105)	(236)
Net Cash Provided by Financing Activities	448	1,259
Net (decrease) in cash	(42)	(2,274)
Cash – Beginning of Period	50	3,918
Cash - End of Period	$8	$1,644
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$—	$240
Issuance of warrants with notes payable	239	—
Benefical conversion feature on issuance of notes	50	—
Accrued dividends	765	739
Conversion of Series E accrued dividend for common stock	—	3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
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

In December 2019, the Company terminated its then-current business operations, including its commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, the Company is not engaged in any research, development or commercialization activities, and it is no longer generating any revenues from operations, including from the sale of Prestalia or any other product.

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

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.
Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.
Going Concern and Management’s Liquidity Plans
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had cash and cash equivalents of $8,000 and has negative working capital of approximately $13.1 million.
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net operating loss of approximately $0.9 million and $2.7 million for the three and six months ended June 30, 2020, respectively. The Company had an accumulated deficit of approximately $42.8 million as of June 30, 2020.

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
There were no liabilities or assets measured at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.
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
The Company did not recognize any loss on impairment for the six-month periods ended June 30, 2020 or 2019.
Revenue, Net
        The Company adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), effective with the quarter ended March 31, 2018. The Company terminated all commercial operations in December 2019, therefore all revenue and cost of goods sold disclosure only apply to periods prior to the first quarter of 2020.
The Company sold its medicines primarily to wholesale distributors and specialty pharmacy providers under agreements with payment terms typically less than 90 days. These customers subsequently resold the Company’s medicines to health care patients. Revenue was recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company’s contracts had a single performance obligation to transfer medicines. Accordingly, revenues from medicine sales were recognized when the customer obtained control of the Company’s medicines, which occurred at a point in time, typically upon delivery to the customer. Revenue was measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and was generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts. Company recorded an estimate of unrealized revenue reductions, and the related liability, for bottles sold to pharmacies but not yet prescribed.
Medicine Sales Discounts and Allowances
The nature of the Company’s contracts gave rise to variable consideration because of allowances for medicine returns, rebates and discounts. Allowances for medicine returns, rebates and discounts were recorded at the time of sale to wholesale pharmaceutical distributors and pharmacies. The Company applied significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, the Company would be required to make adjustments to these allowances in the future. The Company’s adjustments to gross sales are discussed further below.
Patient Access Programs
The Company offered discounts to patients under which the patient received a discount on his or her prescription. In circumstances when a patient’s prescription is rejected by a third-party payer, the Company would pay for the full cost of the prescription. The Company reimbursed pharmacies for this discount directly or through third-party vendors. The Company reduced gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received. The Company also recorded an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors or pharmacies that have not yet been prescribed/dispensed to a patient. The Company calculated accrued co-pay and other patient assistance fee estimates using the expected value method. The estimate was based on contract prices, estimated percentages of medicine that would be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Accrued co-pay and other patient assistance fees were included in “accrued expenses” on the condensed consolidated balance sheet. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns
Consistent with industry practice, the Company maintained a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date. Generally, medicines may be returned for a period beginning six months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient. The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy and are settled through the issuance of a credit to the customer. The Company calculates sales returns using the expected value method. The estimate of the provision for returns is based upon industry experience. This period is known to the Company based on the shelf life of medicines at the time of shipment. The Company records sales returns in “accrued expenses” and as a reduction of revenue.
Cost of Goods Sold
Distribution Service Fees
The Company included distribution service fees paid for inventory management services as cost of goods sold. The Company calculated accrued distribution service fee estimates using the most likely amount method. The Company accrued estimated distribution fees based on contractually determined amounts. Accrued distribution service fees are included in “accrued expenses” on the condensed consolidated balance sheet.
Shipping Fees
The Company included fees incurred by pharmacies for shipping medicines to patients as cost of goods sold. The Company calculated accrued shipping fee estimates using the expected value method. The Company records accrued shipping fees in “accrued expenses” on the condensed consolidated balance sheet.
Non-Commercial Product
The Company recorded the cost of non-commercial product distributed to patients as a cost of goods sold.
Royalties on Product Sales
The Company recorded royalty fees on the sale of commercial product as a cost of goods sold.
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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(906)	$(2,780)	$(2,744)	$(5,338)
Preferred stock dividends	(382)	(357)	(765)	(739)
Net Loss allocable to common stock holders	$(1,288)	$(3,137)	$(3,509)	$(6,077)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,869,530	10,860,049	10,869,530	10,811,138
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.12)	$(0.29)	$(0.32)	$(0.56)
Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Six Months ended June 30,
	2020	2019

Stock options outstanding	1,891,350	4,992,807
Warrants	53,770,750	36,267,329
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	40,895,882	34,780,000
Series F Preferred Stock	4,158,180	3,810,000
Convertible debt	14,411,530	—
Total	115,244,359	79,966,803

Note 2 - Intangible Assets
Intangible Assets

Amortization expense for the three and six months ended June 30, 2019 was approximately $17,000 and $35,000, respectively. No amortization expense was recognized for the three or six months ended June 30, 2020.

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
The Company recognized approximately $382,000 and $771,000 in interest expense related to Notes for the three and six months ended June 30, 2020 including $171,000 and $347,000 related to the amortization of debt issuance costs. The Company recognized $1,000 in interest expense related to the Notes for the three and six months ended June 30, 2019.
As of June 30, 2020, the Company has recorded approximately $5.7 million of debt related to the principal on the notes and $746,000 in accrued interest on the accompanying balance sheet. The Company is currently in default on the repayment of principal and interest on the notes.
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

The Company recognized $35,000 and $55,000 in interest expense related to the notes for the three and six months ended June 30, 2020, respectively including $18,000 and $30,000 related to the amortization of debt issuance costs. The Company amortized $171,000 and $276,000 of debt discount for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the Company has recorded $551,000 of debt and approximately $67,000 and $7,000 in unamortized discount and issuance costs, respectively on the accompanying balance sheets. The Company is currently in default on the repayment of principal and interest on the notes.
Secured Promissory Note
On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note for a purchase price of $52,500. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year. The Company recorded approximately $14,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

On or after September 24, 2020, the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.02 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted as a result of subsequent equity sales by the Company. Because the share price on the commitment date was in excess of the conversion price, the Company recorded a beneficial conversion feature of $50,000 related to this note that was credited to additional paid in capital, and reduced the carrying amount. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method.

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

For the three and six month period ended June 30, 2020 the Company recognized approximately $850 in interest expense including $750 related to the amortization of debt issuance costs. For the three and six month period ended June 30, 2020 the Company recognized $2,000 related to the amortization of debt discount.

As of June 30, 2020 the Company has recorded approximately $58,000 in debt and $53,000 and $13,000 in unamortized debt discount and issuance cost respectively.
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
For the three and six month period ended June 30, 2019 the Company paid $14,000 and $18,500, respectively for royalties under the license agreement with Les Laboratories-Servier. No royalties were paid for the three or six month period ended June 30, 2020.
Biofarma
As consideration for the Prestalia Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark. For the three and six month period ended June 30, 2019, the Company paid approximately $1,600 and $2,100, respectively to Biofarma. No royalties were paid for the three month period ended June 30, 2020.
        License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of June 30, 2020 and December 31, 2019, the Company had not obtained consent for the sublicense and has classified the upfront payment as an accrued liability on its balance sheet.
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
An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending June 30, 2020 and December 31, 2019.
Transactions with BioMauris, LLC/Erik Emerson
Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and a former director of Adhera, is Executive Chairman.
During the six months ended June 30, 2019, the Company recorded approximately $65,000 for related party expenses incurred under the agreement. No related party liability was recorded as of June 30, 2020 or December 31, 2019.
Beginning in the second quarter of 2019 when components of the financial transaction took place and became fully effective in July 2019, Mr. Emerson, a member our Board of Directors and our former Chief Commercial Officer, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, the Company terminated the relationship with Pharma Hub Network. For the six months ended and June 30, 2019, the Company recorded approximately $17,000 in related party expense for services provided by Pharma Hub Network. For the six months ended June 30, 2020, the Company recorded no related party expenses related to the agreement. No related party liability was recorded as of June 30, 2020 or December 31, 2019.
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
As of June 30, 2020, the Company had recorded accrued dividends of approximately $3.1 million on Series E Preferred Stock.
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

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of June 30, 2020, the Company had not repurchased the remaining shares.
As of June 30, 2020, the Company had recorded accrued dividends of approximately $274,000 on Series F Preferred Stock.
Warrants
As of June 30, 2020, there were 53,770,750 warrants outstanding, with a weighted average exercise price of $0.37 per share, and annual expirations as follows:

Expiring in 2021	343,750
Expiring in 2022	—
Expiring in 2023	33,645,847
Expiring in 2024	335,452
Expiring thereafter	19,445,701
Total	53,770,750
The above includes 53,078,267 price adjustable warrants, including 19,442,500 warrants issued with the 2020 term loan which are subject to adjustment based upon the final conversion price of the note.
A total of 1,189,079 warrants expired during the six months ended June 30, 2020.
Note 7 - Stock Incentive Plans
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2020.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,071,333	$0.58
Options granted	—	—
Options expired / forfeited	(2,179,983)	0.58
Outstanding, June 30, 2020	1,891,350	0.57
Exercisable, June 30, 2020	1,541,350	$0.63
The following table summarizes additional information on stock options outstanding at June 30, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 - $1.00	1,883,500	5.31	$0.57	1,533,500	$0.63
$1.50 - $1.80	4,050	1.52	$1.70	4,050	$1.70
$2.60 - $6.35	3,800	0.52	$2.60	3,800	$2.60

Totals	1,891,350	5.29	$0.57	1,541,350	$0.63
Weighted-Average Exercisable Remaining Contractual Life (Years) 5.29
During the six months ended June 30, 2020, the Company granted no stock options to employees.
Total expense related to stock options was approximately $10,000 and $636,000 for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the Company had no unrecognized compensation expense related to unvested stock options.
As of June 30, 2020, the intrinsic value of options outstanding was zero.
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

•our ability to attract and/or maintain research, development, commercialization and manufacturing partners, to the extent applicable;

•our ability to obtain required governmental approvals, including product patent approvals;

•our ability to develop and commercialize products that can compete favorably with those of our competitors;

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

In December 2019, we terminated our then-current business operations, including our commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, with such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating any revenues from operations, including from the sale of Prestalia or any other product.

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
Appointment of Company Executives

On July 7, 2020, Andrew Kucharchuk was appointed as Chief Executive Officer and as a member of the Company's Board of Directors. On July 10, 2020, Mr. Kucharchuk was appointed to serve as Chairman of the Company’s Board of Directors, and Charles R. Rice was appointed to serve as a member of the Company's Board of Directors.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
Net Sales
For the three month period ended June 30, 2020, we recorded no sales as a result of the termination of our commercial operations in December 2019. We recorded net sales of approximately $66,000, net of related discounts for the three months ended June 30, 2019 related to the sale of Prestalia.
Cost of Sales
For the three month period ended June 30, 2020 we recorded no cost of sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded approximately $81,000 as the cost of sales for Prestalia for the three months ended June 30, 2019.
Operating Expenses
Our operating expenses for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019	Increase/(Decrease)
(in thousands)
Sales and marketing	$13	$1,148	$(1,135)
General and administrative expenses	343	1,599	(1,256)
Amortization	—	17	(17)
Total operating expenses	$356	$2,764	$(2,408)
Sales, Marketing and Commercial Operations
For the three months ended June 30, 2020, sales, marketing and commercial operations expense decreased by approximately $1,135,000 as compared to the three months ended June 30, 2019, primarily due to the Company's strategic decision to terminate the commercial sale of Prestalia in December 2019.
General and Administrative
General and administrative expense decreased by approximately $1.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 primarily due to the Company's strategic decision to terminate commercial operations related to the sale of Prestalia in December 2019.
Amortization Expense
Amortization of intangible assets decreased by approximately $17,000 for the three-month period ended June 30, 2020 primarily due to the write-off of intangibles in 2019 as a result of our decision to divest assets that no longer align with our strategic objectives. No amortization expense was recognized for the three months ended June 30, 2020.

Other Income (Expense)

	Three Months Ended
	June 30, 2020	June 30, 2019	(Increase)/Decrease
(in thousands)
Other income	$40	$—	$40
Interest expense	(417)	(1)	(416)
Amortization of debt discount	(173)	—	(173)
Total other expense, net	$(550)	$(1)	$(549)
Other income for the three months ended June 30, 2020 was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation from a third-party vendor. Interest expense for the three months ended June 30, 2020 increased by $416,000 compared to the three months ended June 30, 2019 primarily due to accrued interest and amortization of debt issuance costs for our term loans. The amortization of debt discount was related to our 2020 term loans.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Net Sales
For the six-month period ended June 30, 2020, we recorded no sales as a result of the termination of our commercial operations in December 2019. We recorded net sales of approximately $69,000, net of related discounts for the six months ended June 30, 2019 related to the sale of Prestalia.
Cost of Sales
For the six-month period ended June 30, 2020 we recorded no cost of sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded approximately $198,000 as the cost of sales for Prestalia for the six months ended June 30, 2019.
Operating Expenses
Our operating expenses for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Increase/(Decrease)
(in thousands)
Sales and marketing	$798	$2,207	$(1,409)
General and administrative expenses	881	2,966	(2,085)
Amortization	—	35	(35)
Total operating expenses	$1,679	$5,208	$(3,529)
Sales, Marketing and Commercial Operations
For the six months ended June 30, 2020, sales, marketing and commercial operations expense decreased by approximately $1.4 million as compared to the six months ended June 30, 2019, primarily due to the Company's strategic decision to terminate the commercial sale of Prestalia in December 2019. Sales and marketing expense for the six months ended June 30, 2020, included approximately $679,000 of PDUFA fees for Prestalia and other expenses related to the shut-down of commercial operations.

General and Administrative

General and administrative expense decreased by approximately $2.1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to the Company's strategic decision to terminate commercial operations related to the sale of Prestalia in December 2019.
Amortization Expense
Amortization of intangible assets decreased by approximately $35,000 for the six-month period ended June 30, 2020 primarily due to the write-off of intangibles in 2019 as a result of our decision to divest assets that no longer align with our strategic objectives. No amortization expense was recognized for the six months ended June 30, 2020.
Other Income (Expense)

	Six Months Ended
	June 30, 2020	June 30, 2019	(Increase)/Decrease
(in thousands)
Other income	$40	$—	$40
Interest expense	(827)	(1)	(826)
Amortization of debt discount	(278)	—	(278)
Total other expense, net	$(1,065)	$(1)	$(1,064)
Other income for the six months ended June 30, 2020 was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation from a third-party vendor. Interest expense for the six months ended June 30, 2020 increased by $826,000 compared to the six months ended June 30, 2019 primarily due to accrued interest and amortization of debt issuance costs for our term loans. The amortization of debt discount was related to our 2020 term loans.
Working Capital

(in thousands)	June 30, 2020	December 31, 2019
Current assets	$152	$420
Current liabilities	(13,249)	(10,307)
Working deficit	$(13,097)	$(9,887)
Negative working capital as of June 30, 2020 was approximately $13.1 million as compared to negative working capital of approximately $9.9 million as of December 31, 2019. The decrease in working capital is primarily related to an increase in our current liabilities as of June 30, 2020 including approximately $0.6 million of notes payable net of issuance costs, an increase in accrued dividends for our convertible preferred stock of approximately $0.7 million and an increase in accounts payable and accrued expenses related to our operating activities.
Cash Flows and Liquidity
Net cash used in Operating Activities
Net cash used in operating activities was approximately $0.5 million during the six months ended June 30, 2020. This was primarily due to our net operating loss of approximately $2.7 million, partially offset by non-cash interest expense related to our term loans and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $0.9 million.
Comparatively, net cash used in operating activities was approximately $3.5 million during the six months ended June 30, 2019. This was primarily due to the net operating loss of approximately $5.3 million offset by non-cash charges of approximately $0.6 million for share based compensation expense and other changes in working capital.
Net cash used in Investing Activities
There was no cash used in or provided by investing activities for the six months ended June 30, 2020 or June 30, 2019.
Net cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and June 30, 2019 was approximately $0.4 million and $1.3 million, respectively from the issuance of promissory notes to certain accredited investors.
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
New and Recently Adopted Accounting Pronouncements
Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended June 30, 2020.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4 CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors (and, to the extent applicable, the Audit Committee thereof) material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2019 Form 10-K. The material weaknesses discussed therein have not been fully remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in the 2019 Form 10-K, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 26, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated June 26, 2020, between Adhera Therapeutics, Inc. and the purchasers identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference).

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: August 19, 2020	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive Officer and Principal Financial Officer)