Form 10-Q
period 2020-09-30
Adhera Therapeutics, Inc.
filed 2020-11-18
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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
ATRX

As of November 16, 2020, there were 10,869,530 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$—	$50
Prepaid expenses and other assets	54	370
Total current assets	54	420
Total assets	$54	$420
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,253	$1,403
Due to related party	4	4
Accrued expenses	1,851	1,005
Accrued dividends	3,718	2,565
Notes payable	6,254	5,330
Total current liabilities	14,080	10,307
Total liabilities	14,080	10,307
Commitments and contingencies (Note 8)	-
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,478 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 361 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 10,869,530 shares issued and outstanding as of September 30, 2020 and December 31, 2019	65	65
Additional paid-in capital	29,672	29,375
Accumulated deficit	(43,763)	(39,327)
Total stockholders’ deficit	(14,026)	(9,887)
Total liabilities and stockholders’ deficit	$54	$420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	2020	2019	2020	2019
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$—	$51	$—	$120
Cost of sales	—	106	—	304
Gross loss	—	(55)	—	(184)
Operating expenses
Sales and marketing	20	1,311	818	3,518
General and administrative	174	840	1,055	3,806
Amortization	—	18	—	53
Total operating expenses	194	2,169	1,873	7,377
Loss from operations	(194)	(2,224)	(1,873)	(7,561)
Other income (expense)
Other income	5	—	45	—
Interest expense	(255)	(332)	(1,082)	(333)
Amortization of debt discount	(95)	—	(373)	—
Net loss	(539)	(2,556)	(3,283)	(7,894)
Preferred Stock Dividends	(388)	(389)	(1,153)	(1,128)
Net Loss Applicable to Common Stockholders	$(927)	$(2,945)	$(4,436)	$(9,022)
Net loss per share – Common Shareholders - basic and diluted	$(0.09)	$(0.27)	$(0.41)	$(0.83)
Weighted average shares outstanding - basic and diluted	10,869,530	10,869,530	10,869,530	10,830,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(in thousands, except for share amounts)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital Warrants	Accumulated Deficit	Total
Balance, December 31, 2018	3,488	$—	381	$—	10,761,684	$65	$(5,384)	$34,094	$(25,848)	$2,927
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Share based compensation	—	—	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	—	—	(2,558)	(2,558)
Balance, March 31, 2019	3,488	—	381	—	10,761,684	65	(4,989)	34,094	(28,788)	382
Conversion of Series E Preferred stock for common stock	(10)	—	—	—	107,846	—	—	—	3	3
Accrued dividend	—	—	—	—	—	—	—	—	(357)	(357)
Share based compensation	—	—	—	—	—	—	241	—	—	241
Net loss	—	—	—	—	—	—	—	—	(2,780)	(2,780)
Balance, June 30, 2019	3,478	—	381	—	10,869,530	65	(4,748)	34,094	(31,922)	(2,511)
Accrued dividend	—	—	—	—	—	—	—	—	(389)	(389)
Share based compensation	—	—	—	—	—	—	72	—	—	72
Net loss	—	—	—	—	—	—	—	—	(2,556)	(2,556)
Balance, September 30, 2019	3,478	$—	381	$—	10,869,530	$65	$(4,676)	$34,094	$(34,867)	$(5,384)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional	Additional Paid-in
	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Capital Warrants	Accumulated Deficit	Total
Balance, December 31, 2019	3,478	$—	361	$—	10,869,530	$65	$(4,719)	$34,094	$(39,327)	$(9,887)
Accrued dividend	—	—	—	—	—	—	—	—	(383)	(383)
Share based compensation	—	—	—	—	—	—	36	—	—	36
Issuance of warrants with notes payable, net of discount	—	—	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	—	—	(1,838)	(1,838)
Balance, March 31, 2020	3,478	—	361	—	10,869,530	65	(4,683)	34,333	(41,548)	(11,833)
Accrued dividend	—	—	—	—	—	—	—	—	(382)	(382)
Beneficial conversion feature - term loan	—	—	—	—	—	—	50	—	—	50
Share based compensation	—	—	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	—	—	(906)	(906)
Balance, June 30, 2020	3,478	—	361	—	10,869,530	65	(4,659)	34,333	(42,836)	(13,097)
Accrued dividend	—	—	—	—	—	—	—	—	(388)	(388)
Share based compensation	—	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—				(539)	(539)
Balance, September 30, 2020	3,478	$—	361	$—	10,869,530	$65	$(4,661)	$34,333	$(43,763)	$(14,026)

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	2020	2019
	For the Nine Months Ended September 30,
	2020	2019
Cash Flows Used in Operating Activities:
Net loss	$(3,283)	$(7,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	8	708
Amortization of intangibles	—	53
Amortization of debt discount and fees	765	181
Bad debt expense	—	(14)
Depreciation	—	10
Non-cash interest expense	689	152
Non-cash lease expense	—	83
Changes in operating assets and liabilities:
Accounts receivable	—	(28)
Inventory	—	(231)
Prepaid expenses and other assets	316	146
Accounts payable	850	605
Accrued expenses	157	142
Due to related party	—	(24)
Lease liability	—	(85)
Net Cash Used in Operating Activities	(498)	(6,196)
Cash Flows Provided by Financing Activities:
Proceeds from loan payable, net of discount	553	5,677
Notes payable issuance costs	(105)	(707)
Net Cash Provided by Financing Activities	448	4,970
Net (decrease) in cash	(50)	(1,226)
Cash – Beginning of Period	50	3,918
Cash - End of Period	$—	$2,692
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Capitalization of operating lease right of use asset	$—	$240
Issuance of warrants with notes payable	239	—
Beneficial conversion feature on issuance of notes	50	—
Accrued dividends	1,153	1,128
Conversion of Series E accrued dividend for common stock	—	3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had no cash or cash equivalents and has negative working capital of approximately $14.0 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net operating loss of approximately $0.5 million and $3.3 million for the three and nine months ended September 30, 2020, respectively. The Company had an accumulated deficit of approximately $43.8 million as of September 30, 2020.

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

Fair Value of Financial Instruments

The Company considers the fair value of cash, prepaid expenses, accounts payable, debt, and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

There were no liabilities or assets measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.

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

The Company did not recognize any loss on impairment for the nine-month periods ended September 30, 2020 or 2019.

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

Sales Returns

Consistent with industry practice, the Company maintained a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date. Generally, medicines may be returned for a period beginning nine months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient. The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy and are settled through the issuance of a credit to the customer. The Company calculates sales returns using the expected value method. The estimate of the provision for returns is based upon industry experience. This period is known to the Company based on the shelf life of medicines at the time of shipment. The Company recorded sales returns in “accrued expenses” as a reduction of revenue.

Cost of Goods Sold

Distribution Service Fees

The Company included distribution service fees paid for inventory management services as cost of goods sold. The Company calculated accrued distribution service fee estimates using the most likely amount method. The Company accrued estimated distribution fees based on contractually determined amounts. Accrued distribution service fees were included in “accrued expenses” on the condensed consolidated balance sheet.

Shipping Fees

The Company included fees incurred by pharmacies for shipping medicines to patients as cost of goods sold. The Company calculated accrued shipping fee estimates using the expected value method. The Company recorded accrued shipping fees in “accrued expenses” on the condensed consolidated balance sheet.

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(539)	$(2,556)	$(3,283)	$(7,894)
Preferred stock dividends	(388)	(389)	(1,153)	(1,128)
Net Loss allocable to common stock holders	$(927)	$(2,945)	$(4,436)	$(9,022)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,869,530	10,869,530	10,869,530	10,830,816
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.09)	$(0.27)	$(0.41)	$(0.83)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Nine Months ended September 30,
	2020	2019

Stock options outstanding	1,216,350	4,820,407
Warrants	69,047,000	35,667,329
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	41,597,256	38,807,008
Series F Preferred Stock	4,230,973	3,943,530
Convertible debt	23,690,018	—
Total	139,898,264	83,354,941

Note 2 - Intangible Assets

Intangible Assets

Amortization expense for the three and nine months ended September 30, 2019 was approximately $18,000 and $53,000, respectively. No amortization expense was recognized for the three or nine months ended September 30, 2020.

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

The Company recognized approximately $215,000 and $986,000 in interest expense related to Notes for the three and nine months ended September 30, 2020, including approximately $0 and $347,000 related to the amortization of debt issuance costs for the three and nine months ended September 30, 2020, respectively. The Company recognized approximately $326,000 and $330,000 in interest expense related to the Notes for the three and nine months ended September 30, 2019, including approximately $147,000 and $148,000 related to the amortization of debt issuance costs for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the Company has recorded approximately $5.7 million of debt related to the principal on the notes and $961,000 in accrued interest on the accompanying balance sheet. The Company is currently in default on the repayment of principal and interest on the notes.

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

The Company recognized $31,000 and $86,000 in interest expense related to the notes for the three and nine months ended September 30, 2020, respectively including $7,000 and $38,000 related to the amortization of debt issuance costs. The Company amortized $67,000 and $343,000 of debt discount for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the debt discount and issuance costs for this term loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes.

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

On August 5, 2020, the Company defaulted on certain covenants in the loan and the interest rate reset to the default rate of 18%.

For the three and nine month period ended September 30, 2020 the Company recognized approximately $9,000 and $10,000 in interest expense including $7,000 and $8,000 related to the amortization of debt issuance costs, respectively. For the three and nine month period ended September 30, 2020 the Company recognized $28,000 and $30,000 related to the amortization of debt discount.

As of September 30, 2020 the Company has recorded approximately $58,000 in debt and $26,000 and $6,000 in unamortized debt discount and issuance cost respectively.

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

For the three and nine month period ended September 30, 2019 the Company paid $8,000 and $27,000, respectively for royalties under the license agreement with Les Laboratories-Servier. No royalties were paid for the three or nine month period ended September 30, 2020.

Biofarma

As consideration for the Prestalia Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark. For the three and nine month period ended September 30, 2019, the Company paid approximately $1,000 and $3,000, respectively to Biofarma. No royalties were paid for the three or nine month period ended September 30, 2020.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of September 30, 2020 and December 31, 2019, the Company had not obtained consent for the sublicense and has classified the upfront payment as an accrued liability on its balance sheet.

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

An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending September 30, 2020 and December 31, 2019.

Transactions with BioMauris, LLC/Erik Emerson

Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson, a former executive officer and director of our company, served as Executive Chairman.

During the nine months ended September 30, 2019, the Company recorded approximately $32,000 for related party expenses incurred under the agreement. No related party liability was recorded as of September 30, 2020 or December 31, 2019.

Beginning in the second quarter of 2019 when components of the financial transaction took place and became fully effective in July 2019, Mr. Emerson became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, the Company terminated the relationship with Pharma Hub Network. For the nine months ended September 30, 2019, the Company recorded approximately $25,000 and $62,000 in related party expense for services provided by Pharma Hub Network. For the nine months ended September 30, 2020, the Company recorded no related party expenses related to the agreement. No related party liability was recorded on the accompanying balance sheets as of September 30, 2020 or December 31, 2019.

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

As of September 30, 2020, the Company had recorded accrued dividends of approximately $3.4 million on Series E Preferred Stock.

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

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of September 30, 2020, the Company had not repurchased the remaining shares.

As of September 30, 2020, the Company had recorded accrued dividends of approximately $310,000 on Series F Preferred Stock.

Warrants

As of September 30, 2020, there were 69,047,000 warrants outstanding, with a weighted average exercise price of $0.29 per share, and annual expirations as follows:

Expiring in 2021	343,750
Expiring in 2022	—
Expiring in 2023	33,645,847
Expiring in 2024	335,452
Expiring thereafter	34,721,951
Total	69,047,000

The above includes 68,354,517 price adjustable warrants, including 34,718,750 warrants issued with the 2020 term loan which are subject to adjustment based upon the final conversion price of the note.

A total of 1,189,079 warrants expired during the nine months ended September 30, 2020.

Note 7 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,071,333	$0.58
Options granted	—	—
Options expired / forfeited	(2,854,983)	0.50
Outstanding, September 30, 2020	1,216,350	0.74
Exercisable, September 30, 2020	1,216,350	$0.74

The following table summarizes additional information on stock options outstanding at September 30, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 - $1.00	1,208,500	0.83	$0.73	1,208,500	$0.73
$1.70	4,050	1.27	$1.70	4,050	$1.70
$2.60	3,800	0.26	$2.60	3,800	$2.60

Totals	1,216,350	0.83	$0.74	1,216,350	$0.74

Weighted-Average Exercisable Remaining Contractual Life (Years): 0.83

During the nine months ended September 30, 2020, the Company granted no stock options to employees.

Total expense related to stock options was approximately $8,000 and $708,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had no unrecognized compensation expense related to unvested stock options.

As of September 30, 2020, the intrinsic value of options outstanding was zero.

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

Convertible Note

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note for a purchase price of $111,111. Additionally, the Company issued the noteholder 1,587,301 warrants to purchase the Company’s common stock at $0.08 per share subject to certain adjustments as defined in the agreement.

The note matures on April 30, 2021, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 360-day year.

The note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price shall also be adjusted as a result of subsequent equity sales by the Company. The obligations of the Company under the note are secured by a senior lien and security interest in all of the assets of the Company.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder; and

●	our ability to attract and retain qualified officers, directors, employees and consultants as necessary.

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

Appointment of Company Executives

On July 7, 2020, Andrew Kucharchuk was appointed as Chief Executive Officer and as a member of the Company’s Board of Directors. On July 10, 2020, Mr. Kucharchuk was appointed to serve as Chairman of the Company’s Board of Directors, and Charles L. Rice was appointed to serve as a member of the Company’s Board of Directors.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net Sales

For the three-month period ended September 30, 2020, we recorded no sales as a result of the termination of our commercial operations in December 2019. We recorded net sales of approximately $51,000, net of related discounts for the three months ended September 30, 2019 related to the sale of Prestalia.

Cost of Sales

For the three-month period ended September 30, 2020 we recorded no cost of sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded approximately $106,000 as the cost of sales for Prestalia for the three months ended September 30, 2019.

Operating Expenses

Our operating expenses for the three months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019	Increase/ (Decrease)
(in thousands)
Sales and marketing	$20	$1,311	$(1,291)
General and administrative expenses	174	840	(666)
Amortization	—	18	(18)
Total operating expenses	$194	$2,169	$(1,975)

Sales, Marketing and Commercial Operations

For the three months ended September 30, 2020, sales, marketing and commercial operations expense decreased by approximately $1.3 million as compared to the three months ended September 30, 2019, primarily due to the Company’s strategic decision to terminate the commercial sale of Prestalia in December 2019.

General and Administrative

General and administrative expense decreased by approximately $0.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to the Company’s strategic decision to terminate commercial operations related to the sale of Prestalia in December 2019.

Amortization Expense

Amortization of intangible assets decreased by approximately $18,000 for the three-month period ended September 30, 2020 primarily due to the write-off of intangibles in 2019 as a result of our decision to divest assets that no longer align with our strategic objectives. No amortization expense was recognized for the three months ended September 30, 2020.

Other Income (Expense)

	Three Months Ended
	September 30, 2020	September 30, 2019	(Increase)/ Decrease
(in thousands)
Other income	$5	$—	$5
Interest expense	(255)	(332)	77
Amortization of debt discount	(95)	—	(95)
Total other expense, net	$(345)	$(332)	$(13)

Other income for the three months ended September 30, 2020 was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation from a third-party vendor. Interest expense for the three months ended September 30, 2020 decreased by $77,000 compared to the three months ended September 30, 2019 primarily due to a decrease in the amortization of debt issuance costs for our 2019 term loan which matured on June 30, 2020. The amortization of debt discount was related to our 2020 term loans.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net Sales

For the nine-month period ended September 30, 2020, we recorded no sales as a result of the termination of our commercial operations in December 2019. We recorded net sales of approximately $120,000, net of related discounts for the nine months ended September 30, 2019 related to the sale of Prestalia.

Cost of Sales

For the nine-month period ended September 30, 2020 we recorded no cost of sales as a result of our termination of commercial operations related to the sale of Prestalia in December 2019. We recorded approximately $304,000 as the cost of sales for Prestalia for the nine months ended September 30, 2019.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase/ (Decrease)
(in thousands)
Sales and marketing	$818	$3,518	$(2,700)
General and administrative expenses	1,055	3,806	(2,751)
Amortization	—	53	(53)
Total operating expenses	$1,873	$7,377	$(5,504)

Sales, Marketing and Commercial Operations

For the nine months ended September 30, 2020, sales, marketing and commercial operations expense decreased by approximately $2.7 million as compared to the nine months ended September 30, 2019, primarily due to the Company’s strategic decision to terminate the commercial sale of Prestalia in December 2019. Sales and marketing expense for the nine months ended September 30, 2020, included approximately $679,000 of PDUFA fees for Prestalia and other expenses related to the shut-down of our commercial operations.

General and Administrative

General and administrative expense decreased by approximately $2.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to the Company’s strategic decision to terminate commercial operations related to the sale of Prestalia in December 2019.

Amortization Expense

Amortization of intangible assets decreased by approximately $53,000 for the nine-month period ended September 30, 2020 primarily due to the write-off of intangibles in 2019 as a result of our decision to divest assets that no longer align with our strategic objectives. No amortization expense was recognized for the nine months ended September 30, 2020.

Other Income (Expense)

	Nine Months Ended
	September 30, 2020	September 30, 2019	(Increase)/Decrease
(in thousands)
Other income	$45	$—	$45
Interest expense	(1,082)	(333)	(749)
Amortization of debt discount	(373)	—	(373)
Total other expense, net	$(1,410)	$(333)	$(1,077)

Other income for the nine months ended September 30, 2020 was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation from a third-party vendor. Interest expense for the nine months ended September 30, 2020 increased by $749,000 compared to the nine months ended September 30, 2019 primarily due to accrued interest and amortization of debt issuance costs for our term loans. The amortization of debt discount was related to our 2020 term loans.

Working Capital

(in thousands)	September 30, 2020	December 31, 2019
Current assets	$54	$420
Current liabilities	(14,080)	(10,307)
Working deficit	$(14,026)	$(9,887)

Negative working capital as of September 30, 2020 was approximately $14.0 million as compared to negative working capital of approximately $9.9 million as of December 31, 2019. The decrease in working capital is primarily related to an increase in our current liabilities as of September 30, 2020 including approximately $0.6 million of notes payable net of issuance costs, an increase in accrued dividends for our convertible preferred stock of approximately $1.2 million and an increase in accounts payable and accrued expenses of $1.6 million related to our operating activities.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $0.5 million during the nine months ended September 30, 2020. This was primarily due to our net loss of approximately $3.3 million, partially offset by non-cash interest expense related to our term loans of approximately $1.5 million and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $1.0 million.

Comparatively, net cash used in operating activities was approximately $6.2 million during the nine months ended September 30, 2019. This was primarily due to the net loss of approximately $7.9 million offset by non-cash charges of approximately $0.7 million for share based compensation expense and other changes in working capital.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2020 or September 30, 2019.

Net cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and September 30, 2019 was approximately $0.4 million and $5.0 million, respectively from the issuance of promissory notes to certain accredited investors.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended September 30, 2020.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management identified material weaknesses in internal control over financial reporting as described under the heading “Management Report on Internal Control” contained in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), which have not been fully remediated, and therefore our principal executive officer and our principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management has reported to the Board of Directors (and, to the extent applicable, the Audit Committee thereof) material weaknesses described under the heading “Management Report on Internal Control” contained in Item 9A of the 2019 Form 10-K. The material weaknesses discussed therein have not been fully remediated. There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To remediate the material weakness identified in the 2019 Form 10-K, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping, and to take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls, as resources allow.

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

ADHERA THERAPEUTICS, INC.

Date: November 18, 2020	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive Officer and Principal Financial Officer)

