Form 10-K
period 2020-12-31
Adhera Therapeutics, Inc.
filed 2021-04-07
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-13789

ADHERA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

8000 Innovation Parkway, Baton Rouge, LA 70820

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 11,630,709 shares of common stock outstanding as of April 7, 2021. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $0.72 million as computed by reference to the closing price of such common stock on the OTC Markets on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADHERA THERAPEUTICS, INC.

2020 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Overview

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company.

As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are not generating any revenues from operations. Moreover, as of the date of this report, we do not have any personnel other than a contracted Chief Executive Officer.

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

On January 4, 2021, Servier terminated its licensing agreement with us and all rights related to future commercialization activities related to the product.

Need for Future Financing

We will require substantial additional funds on an immediate basis to continue our business operations. We have, in the past, raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares or result in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets. If we are not able to obtain additional financing on a timely basis as required or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.

Partnering and Licensing Agreements

Les Laboratoires Servier

As a result of the Asset Purchase Agreement that we entered into with Symplmed Pharmaceuticals LLC in June 2017, Symplmed Pharmaceuticals assigned to us all of its rights and obligations under that certain Amended and Restated License and Commercialization Agreement by and between Symplmed Pharmaceuticals and Les Laboratoires Servier (“Servier”) dated January 2012. Pursuant to the License Agreement, we have an exclusive license from Servier to manufacture, have manufactured, develop, promote, market, distribute and sell Prestalia in the U.S. (and its territories and possessions) in consideration of the regulatory and sales-based milestone payments, and royalty payments based on net sales, described therein. As per the License Agreement, as amended, Servier has the right to terminate the License Agreement in various circumstances, including, without limitation, if net sales of Prestalia are below $1 million for two successive calendar quarters beginning after June 30, 2020. On January 4, 2021, Servier terminated the agreement for the marketing and commercialization of Prestalia.

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

Novosom

On July 27, 2010, we acquired the intellectual property of Novosom for SMARTICLES. As per the terms of the acquisition agreement (the “Original Purchase Agreement”), we were required to pay to Novosom an amount equal to 30% of the value of each upfront (or combined) payment actually received in respect of the license of liposomal-based delivery technology or related product or disposition of the liposomal-based delivery technology by us, up to $3.3 million, which amount was to be paid in shares of common stock, or a combination of cash and shares of common stock, at our discretion. On September 8, 2017, we entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Novosom pursuant to which we sold to Novosom substantially all of our intellectual property estate relating to SMARTICLES (the “Smarticles IP”), including that acquired pursuant to the Original Purchase Agreement, for an aggregate purchase price of $1.00. As per an amendment to the IP Purchase Agreement, we assigned to Novosom those agreements that we entered into with third parties pursuant to which we provided to such third parties certain licenses and rights with respect to the Smarticles IP, including the right to receive milestone and royalty payments, if any. Novosom made to us a cash payment in the amount of $45,000 in connection with the amendment to the IP Purchase Agreement.

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

Further, as discussed elsewhere in this report, we had licensed rights to our FDA-approved product, Prestalia, from Les Laboratoires Servier as a result of our acquisition of assets from Symplmed Pharmaceuticals in June 2017. The patents listed in the FDA Orange Book as having claims covering Prestalia, U.S. Patent No. 6,696,481 and 7,846,961, expire in 2023 and 2029, respectively. On January 4, 2021, the Servier terminated the licensing for the preceeding patents. We also hold a patent to our DyrctAxess technology platform (U.S. Patent No. 8,738,398).

Sales and Marketing

We terminated our commercial activities related to Prestalia in 2019. Sales and marketing activities in 2020, were primarily related to regulatory activities to maintain the Prestalia NDA.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA will usually inspect the facilities where the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. If the FDA approves the NDA, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval. The testing and approval process require substantial time, effort, and financial resources, and we cannot be sure that any approval of any products that we develop and/or acquire will be granted on a timely basis, if at all.

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

To the extent that any of the products that we develop and/or acquire are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. None of our products were ever sold outside the United States.

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

Additionally, the continued consolidation in healthcare of insurers, providers, large healthcare delivery systems and clinical research organizations is an additional source of change and resource constraint which may impact our ability to acquire, develop and commercialize product candidates.

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

Product Liability

We currently have no product liability insurance. We believe this is appropriate for our stage of development as we currently have no commercial products. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

Employees

As of March 31, 2021, we had no employees. Our current Chief Executive Officer and services related to our accounting and financial management are being performed by independent contractors.

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

As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are no longer generating revenues from the sale of Prestalia or any other product. Moreover, as of the date of this report, we do not have any personnel other than our contracted Chief Executive Officer.

During 2020, we worked with our advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that we will be successful at identifying any transactions that enhance the value of our company, or that such transactions will be available upon terms acceptable to us. Further, there can be no assurance that we will engage in future business activities in the biopharmaceutical industry or any other industry. If we do not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.

Our current cash is not sufficient to fund our business operations beyond the date of this filing. If additional capital is not available, we may have to cease operations, or take other actions that could adversely impact our shareholders.

Our business does not generate the cash necessary to finance our operations. Although we generated revenues during 2019 through the sale of Prestalia, we have ceased selling such product, and thus are no longer generating revenues from the sale of that product or any other product. We incurred net operating losses of approximately $2.0 million and $11.3 million in the years ended December 31, 2020 and 2019, respectively.

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

Between June 28, 2019 to August 5, 2019, we issued secured promissory notes in the aggregate principal amount of approximately $5.7 million. We granted to the holders of such secured notes a first lien and security interest in all of the assets of our company and certain of our subsidiaries. The maturity date of the secured notes is June 28, 2020, which date may be extended for up to sixty days upon the mutual agreement of our company and the holders of a majority of the unpaid principal balance of such secured notes. Interest is payable quarterly, with the first interest payment to have been made on December 28, 2019 and with the second interest payment to have been made on March 28, 2020. We have not made the required interest payments on the secured notes. On February 5, 2020, we issued original issue discount unsecured convertible promissory notes, issued at a 10% original issue discount, for a total purchase price of $499,950, which notes are payable on August 5, 2020. On June 26, 2020, we issued original issue discount unsecured convertible promissory notes, issued at a 10% original issue discount, for a total purchase price of $52,500, which notes mature on December 26, 2020. On October 30, 2020, we issued original issue discount unsecured convertible promissory notes, issued at a 10% original issue discount, for a total purchase price of $100,000, which notes mature on April 30, 2021. On January 31, 2021, we issued original issue discount unsecured convertible promissory notes, issued at a 10% original issue discount, for a total purchase price of $52,778, which notes mature on July 31, 2021.We are in default in our obligations under the secured notes and the convertible notes, which could have a material adverse impact on our company and on our future business prospects.

We are dependent on our key personnel, and if we are unable to retain such personnel, or to attract and retain other highly qualified personnel, then we may be unable to successfully develop our business.

Our ability to compete in the business sectors in which we anticipate conducting operations depends upon our ability to attract and retain highly qualified personnel. We are dependent on our management personnel, including Andrew Kucharchuk, our contracted Chief Executive Officer. There can be no assurance that we will be able to retain the services of Mr. Kucharchuk or of any of our other future personnel, regardless of whether or not we have entered into employment agreements with such persons. If we are unable to attract or retain qualified personnel, or if we are unable to adequately replace such personnel if we lose their services, our business could be seriously harmed. In addition, if we have to replace any of these individuals, we may not be able to replace the knowledge that they have about our operations.

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

In connection with the evaluation of our internal control over financial reporting as of December 31, 2020 that was undertaken by management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, management determined that our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the performance of an audit of a public company that is commensurate with our financial reporting requirements, and our overall financial and operational condition constituted a material weakness as of December 31, 2020. To remediate the foregoing material weakness, to the extent that resources permit, of which there can be no assurance, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and take additional steps to improve our financial reporting systems and enhance our existing policies, procedures and controls when funds become available.

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

During 2019, our ability to generate revenue from the sale of drug products was dependent upon sales of Prestalia. Prestalia was the primary product to which we had rights that had been approved for sale. Sales of Prestalia accounted for all of our product revenue during 2019. Our rights to Prestalia derive from the license and commercialization agreement between our company and Les Laboratoires Servier. As per such agreement, as amended, Les Laboratoires Servier has the right in various circumstances to terminate the agreement, including, without limitation, if net sales of Prestalia are below $1 million for two successive calendar quarters beginning after June 30, 2020. As of the end of 2019, we terminated all of our business operations with respect to the commercialization and promotion of Prestalia and are no longer selling or promoting any other products. On January 4, 2021, Les Laboratoires Servier terminated the licensing and commercialization agreement.

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

Our business related to the prior commercialization of Prestalia exposed us to potential product liability risks that are inherent in the development and marketing of pharmaceutical products. The risk exists even with respect to those drugs that are approved by regulatory agencies for commercial distribution and sale and are manufactured in facilities licensed and regulated by regulatory agencies. Product liability claims could result in an FDA investigation of the safety and effectiveness of our products, the manufacturing processes and facilities with respect to our products, and our marketing programs, and potentially a recall of our products or more serious enforcement action, or suspension or withdrawal of approvals. Any product liability claims, regardless of their merits, and regardless of whether we are still commercializing the applicable product, could be costly, divert management’s attention, delay or prevent completion of our development and commercialization programs, and adversely affect our reputation, the demand for our products and our stock price. We currently have no product liability insurance which we believe is appropriate for our stage of development, including our prior efforts relating to the marketing and sale of Prestalia. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

If we fail to comply with the laws or regulations that may be applicable to us, we could be subject to enforcement actions, which could affect our ability to successfully develop and commercialize the products and product candidates that we may develop or acquire and could harm our reputation and lead to reduced acceptance of our products.

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

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our general financial condition and ability to maintain sufficient capital to continue operations;

●	the progress and outcome of our efforts to restructure and revitalize our business operations;

●	our ability to enter into and maintain collaborative arrangements with third parties;

●	our ability to meet the performance estimates of securities analysts;

●	changes in buy/sell recommendations by securities analysts;

●	negative results relating to our products and services;

●	fluctuations in our periodic operating results;

●	reverse splits or increases in authorized shares;

●	substantial sales of our equity securities;

●	general stock market conditions; or

●	other economic or external factors.

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

Our common stock is quoted on the OTC Pink Sheets, which may limit the ability of our stockholders to sell their securities and may cause volatility in the price of our common stock.

Our common stock is currently quoted on the OTC Pink Sheets. Securities quoted on the OTC Pink Sheets often experience a lack of liquidity as compared to securities trading on a national securities exchange. Such securities also have experienced extreme price and volume fluctuations in recent years, which have particularly affected the market prices of many smaller companies like ours. We anticipate that our common stock will be subject to the lack of liquidity and this volume and price volatility that is characteristic of the OTC Pink Sheets.

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

At December 31, 2020, there were outstanding warrants to purchase up to approximately 78.2 million shares of our common stock. If any of these warrants are exercised on a cashless basis, we will not receive any cash as a result of such exercises. At December 31, 2020, there were also outstanding 100 shares of Series C Preferred Stock, which shares are convertible into 66,667 shares of common stock at an assumed conversion price of $7.50 per share of common stock, 40 shares of Series D Stock, which shares are convertible into 50,000 shares of common stock at an assumed conversion price of $4.00 per share of common stock, 3,458 shares of Series E Stock, which shares are convertible into approximately 34.6 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares) and 361 shares of Series F Stock, which shares are convertible into approximately 3.6 million shares of common stock at an assumed conversion price of $0.50 per share of common stock (without giving effect to any dividends on such shares of preferred stock that would increase the stated value of such shares). In addition, we may issue a significant number of additional shares of common stock (and securities convertible into or exercisable for common stock) from time to time to finance our operations, to fund potential acquisitions, or in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants. The issuance of common stock (or securities convertible into or exercisable for common stock), and the exercise or conversion of securities exercisable for or convertible into common stock, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink Sheets under the symbol “ATRX”. On March 30, 2021, the closing price of our common stock reported by the OTC Pink Sheets was $0.09 per share.

Holders of record

As of March 31, 2021, there were approximately 51 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of the financing arrangements that we have entered into any financing arrangements that we may enter into in the future, may restrict our ability to pay any dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report for the information called for by this item

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2020 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2020 and related notes included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview

Nature of Business

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company, and a departure from active commercialization and promotion of hypertension treatment options in the U.S. market.

During 2020, to the extent that resources have been available, we have been working with our advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that we will be successful at identifying any such transactions, that we will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If we do not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.

Furthermore, we were evaluating all strategic options to out-license and/or divest our existing commercial assets, including any assets that we currently hold relating to Prestalia as well as our DyrctAxess platform, which is designed to offer enhanced efficiency, control and access to the information necessary to empower patients, physicians and manufacturers to achieve optimal care. On January 4, 2021, the Company’s licensing agreement for the sale and marketing of Prestalia in the US was terminated by Servier and all potential out-licensing activities related to divesting the asset were discontinued.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net Sales

Net sales was approximately $252,000 for the year ended December 31, 2019 and represented revenues from the sale of Prestalia®, net of discounts. No net sales were recorded for the year ended December 31, 2020 due to the termination of our commercial operations related to the sale of Prestalia® in December 2019.

Cost of Sales

Cost of sales was approximately $409,000 for the year ended December 31, 2019 and represented cost of sales from the sale of Prestalia®. No cost of sales was recorded for the year ended December 31, 2020 due to the termination of our commercial operations related to the sale of Prestalia® in December 2019.

Operating Expenses

Operating expenses were $2.0 million for the year ended December 31, 2020, a decrease of approximately $9.1 million compared to the same period in 2019. The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019	Change
Sales and marketing	$839	$5,260	$(4,421)
General and administrative	1,198	4,713	(3,515)

Amortization	_	70	(70)
Impairment of intangibles and other assets	_	1,116	(1,116)
Total operating expenses	$2,037	$11,159	$(9,122)

Sales and Marketing

Sales and marketing expenses decreased by approximately $4.4 million, primarily due to the termination of our commercial operations related to the sale of Prestalia® in December 2019. Sales and marketing expenses for the year ended December 31, 2020 were primarily related to regulatory costs incurred for maintaining the Prestalia® NDA.

General and Administrative

General and administrative expenses decreased by approximately $3.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the termination of our commercial operations related to the sale of Prestalia® in December 2019. General and administrative expenses for the year ended December 31, 2020 were primarily related to personnel related expenses and other consulting fees incurred to maintain our public company regulatory obligations.

Amortization Expense

Amortization of intangible assets decreased by approximately $70,000 for the year ended December 31, 2020 primarily due to the write-off of intangibles in 2019, as a result of our decision to divest assets that no longer align with our strategic objectives.

Goodwill and intangible assets impairment

The loss on impairment of $1.1 million for year ended December 31, 2019, was a result of our strategic decision to discontinue the sale, marketing and commercialization of Prestalia®.

Other Expenses

The following table summarizes other expenses for the year December 31, 2020 and 2019:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019	Change Inc/(Dec)
Interest expense	$(1,336)	$(662)	$674
Other income	45	-	(45)
Amortization of debt discount	(438)	-	438
Total other expense, net	$(1,729)	$(662)	$1,067

Total net other expense for the year ended December 31, 2020 increased by approximately $1.0 million compared to the year ended December 31, 2019. The increase is primarily due to accrued interest expense, amortization of debt issuance costs and debt discounts, from the issuance of promissory notes in 2020.

Liquidity & Capital Resources

Working Capital

(in thousands)	December 31, 2020	December 31, 2019	Change
Current assets	$1	$420	$(419)
Current liabilities	14,774	10,307	4,467
Working capital (deficiency)	$(14,773)	$(9,887)	$(4,886)

Negative working capital as of December 31, 2020 was approximately $14.8 million as compared to negative working capital of approximately $9.9 million as of December 31, 2019. As of December 31, 2020, current assets were approximately $1,000 and related to cash and cash equivalents. As of December 31, 2019, current assets were approximately $420,000, including approximately $370,000 in prepaids and other assets, and $50,000 in cash and cash equivalents.

As of December 31, 2020, current liabilities were approximately $14.8 million an increase of approximately $4.5 million from December 31, 2019 primarily due to an increase in accounts payable and accrued expenses and dividends of approximately $2.0 million, an increase of approximately $1.0 million for issuance of notes payable net of issuance costs, and approximately $1.5 million in accrued dividends for our Series E and F Preferred stock.

Cash Flows and Liquidity

The following table summarizes cash flows for the year ended December 31, 2020 and 2019:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(588)	$(8,738)
Net cash used in investing activities	—	—
Net cash provided by financing activities	539	4,870
(Decrease)/Increase in cash	$(49)	$(3,868)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $0.6 million during the year ended December 31, 2020. This was primarily due to a net loss of approximately $3.8 million, partially offset by changes in operating assets and liabilities and non-cash charges including approximately $1.7 million of non-cash interest and the amortization of debt issuance and discount costs related to our 2020 term loans.

Net cash used in operating activities was approximately $8.7 million during the year ended December 31, 2019. This was primarily due to the net loss of approximately $12.0 million, partially offset by changes in operating assets and liabilities and non-cash charges including approximately $0.7 million of interest and the amortization of debt issuance costs related to our term loan.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities during the years ended December 31, 2019 or 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $539,000 during the year ended December 31, 2020 was primarily due to the issuance of approximately $650,000 in promissory notes off set by debt issuance costs of $114,000.

Net cash provided by financing activities of approximately $4.9 million during the year ended December 31, 2019 was primarily due to the issuance of approximately $5.7 million in promissory notes off set by debt issuance costs of $0.7 million.

We will need to raise additional operating capital in calendar year 2021 in order to maintain our operations, restructure the Company and realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2020, we had a significant accumulated deficit of approximately $44.6 million and negative working capital of approximately $14.8 million. For the year ended December 31, 2020, we had a loss from operations of approximately $2.0 million and negative cash flows from operations. Our operating activities consume the majority of our cash resources. We have incurred recurring losses and negative cash flows from operations since inception we have funded our operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.

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

Future Financing

We will require substantial additional funds on an immediate basis to continue our business operations. We have, in the past, raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares or in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets. If we are not able to obtain additional financing on a timely basis, or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended December 31, 2020.

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

Our principal executive officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer concluded that our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by our Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which were exacerbated following the termination of our business operations and personnel at the end of 2020:

●	Inadequate segregation of duties consistent with control objectives;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Throughout 2021, management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned included:

●	Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continuing to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

Changes in Internal Control over Financial Reporting

Other than such changes as arose as a result of the termination of our business operations and the related personnel at the end of 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 30, 2021, the number of members of our Board of Directors is fixed at two (2). The members of our Board of Directors as of such date are as follows:

Name	Age	Position	Director Since
Andrew Kucharchuk	40	Chief Executive Officer and Chairman of the Board	July 2020
Charles Rice	56	Director	July 2020

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Andrew Kucharchuk – has served as the Chariman of our Board of Directors and Chief Executive Office since July 7, 2020. Previously he served as President and Chief Financial Officer of OncBioMune Pharmaceuticals, Inc. (“OncBioMune”) from February 2016 until June 2020, as Chief Executive Officer of OncBioMune from November 2019 until June 2020, and as Chief Financial Officer of OncBioMune from 2009 to September 2015. Mr. Kucharchuk has served as Acting Chief Financial Officer of OncBioMune from June 2020 to September 2020. He has served as a member of the Board of Directors of OncBioMune from September 2015 to March 2017 and from May 2020 to present. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration.

We believe that Mr. Kucharchuk’s prior executive experience in the industry in which we intend to operate, as well as his financial background, make him a valuable asset to our Board of Directors.

Charles L. Rice - has served as a member of our board of directors since July 10, 2020. He also served as a member of the board of directors of OncBioMune Pharmaceuticals, Inc. from November 2015 until June 2020. He has been president and former chief executive officer of Entergy New Orleans, Inc., an $800 million a year electric and gas utility, since 2010. After his first legal private practice position in Louisiana with Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., Mr. Rice joined Entergy in the legal department in 2000, serving as senior counsel in the Entergy Services, Inc. litigation group and then as manager of labor relations litigation support in human resources. Mr. Rice was recruited into New Orleans city government in 2002 as the city attorney and later took the critical role of chief administrative officer for the City of New Orleans, where he managed 6,000 employees and the city’s $600 million budget. In 2005, the law firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, LLC. recruited him back to private practice, where he was named partner. Returning to Entergy in 2009, Rice served as director of utility strategy where he was responsible for coordinating regulatory, legislative, and communications efforts to develop and execute strategies that advanced commercial objectives for the company’s regulated service areas. He then served as director of regulatory affairs for Entergy New Orleans. Mr. Rice holds a bachelor’s degree in business administration from Howard University, a juris doctorate from Loyola University’s School of Law and master’s degree in business administration from Tulane University. After graduating from Howard University, he was commissioned as a second lieutenant in the United States Army and served as a military intelligence officer with the 101st Airborne Division (Air Assault) at Fort Campbell, Ky. While in the Army, he earned the Airborne Badge, Air Assault badge and was awarded the Army Commendation and the Army Achievement medals. He is a member of the Alabama and Louisiana State Bar Associations, the American Bar Association, the New Orleans Bar Association, and the National Bar Association.

We believe that Mr. Rice’s prior management and governance experience makes him a valuable asset to our Board of Directors.

Executive Officers of Our Company

Biographical information concerning our Chief Executive Officer, who also serves as a member of our Board of Directors, is set forth above. No other executive officers are employed or are contracted by the Company.

Family Relationships

There are no familial relationships between any of our executive officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Audit Committee

Due to our financial and operational condition, and the size of our Board of Directors, the entire board functions as the audit committee. The Board of Directors authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned during 2020 and 2019 by our principal executive officers and our other most highly compensated executive officers as of the end of the 2020 fiscal year (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)

Andrew Kucharchuk, CEO and Chairman of the Board	2020	60,000	—	—	—		—	60,000
Nancy Phelan, former CEO and	2020	109,120	—	—	—		7,245	116,365
Secretary	2019	266,077	—	—	495,000	(2)	28,636	789,713

(1)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718.

(2)	Ms. Phelan was appointed to serve as our Chief Executive Officer and Secretary on April 4, 2019. Ms. Phelan resigned as an officer and director of the company effective June 15, 2020. Other compensation paid to Ms. Phelan in 2020 were for health care benefits totaling $7,245. Other compensation paid to Ms. Phelan in 2019 include $11,886 of health insurance benefits and $16,750 for director fees paid to Ms. Phelan, which are reflected in the column “All Other Compensation” in the table above. In addition, on April 4, 2019, we granted to Ms. Phelan options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.37 per share, which are reflected in the column “Option Awards” in the table above. We determined that the conditions for payment of the 2019 Revenue Bonus and the 2019 Stock Price Bonus (each as defined in the Phelan Agreement (as defined below)) had not been satisfied, and as a result, options to purchase up to an aggregate of 500,000 shares of our common stock were forfeited to the company at the time of such determination. All remaining options were forfeited as a result of Ms. Phelan’s resignation, with all unvested options being forfeited on the date of resignation and with all vested options being forfeited on September 15, 2020.

Narrative Disclosures Regarding Compensation; Employment and Consulting Agreements

We have entered into employment agreements or offer letters with our two Named Executive Officers. The terms and conditions of each of the foregoing arrangements are summarized below.

Andrew Kucharchuk’s Consulting Agreement

In connection with Mr. Kucharchuk’s appointment as Chief Executive Officer and Chairman of the Board of Directors, we and Mr. Kucharchuk entered into a consulting agreement dated July 7, 2020 pursuant to which, among other things, we agreed to pay to Mr. Kucharchuk, as a consultant, a monthly fee of $10,000. The Agreement shall be effective for a period of six to nine (6-9) months, commencing on the Effective Date of this Agreement (the “Initial Term”). Thereafter, the Agreement shall renew on a month-to-month basis by mutual agreement of the parties, subject to the right of Adhera Therapeutics and/or the Mr. Kucharchuk to terminate the Agreement. A copy of the agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2020.

Nancy Phelan’s Employment Agreement

In connection with Ms. Phelan’s appointment as Chief Executive Officer and Secretary, we and Ms. Phelan entered into an employment agreement dated April 4, 2019 (the “Phelan Agreement”). A copy of the Phelan Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019.

The Phelan Agreement provided for a three-year term and a base salary of $360,000 per year, which is subject to review and adjustment by the Board from time to time. Ms. Phelan was eligible for an annual discretionary cash bonus with a target of 50% of her base salary, subject to her achievement of any applicable performance targets and goals established by the Board.

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

Pursuant to the Phelan Agreement, we granted to Ms. Phelan options to purchase up to 1,500,000 shares of common stock at an exercise price of $0.37 per share, which options vest as follows: (i) options to purchase up to 400,000 shares of common stock vested immediately; (ii) options to purchase up to 600,000 shares of common stock shall vest in equal monthly installments for a two (2) year period beginning on April 4, 2020; (iii) options to purchase up to 250,000 shares of common stock shall vest on the date that we determine that Ms. Phelan has earned the 2019 Revenue Bonus; and (iv) options to purchase up to 250,000 shares of common stock shall vest on the date that we determine that Ms. Phelan has earned the 2019 Stock Price Bonus. Since the conditions for payment of the 2019 Revenue Bonus and the 2019 Stock Price Bonus have not been satisfied, the options described in clauses (iii) and (iv) of the immediately preceding sentence have not vested and have been forfeited to our company. All vested options were forfeited by Ms. Phelan on September 15, 2020 following her resignation.

Ms. Phelan was eligible to participate in our other employee benefit plans as in effect from time to time on the same basis as are generally made available to other senior executives of our company.

If Ms. Phelan’s employment was terminated by us without “Cause” or by Ms. Phelan for “Good Reason” (each as defined in the Phelan Agreement), in each case subject to Ms. Phelan entering into and not revoking a separation agreement in a form acceptable to us, Ms. Phelan would be eligible to receive:

●	accrued benefits under the Phelan Agreement through the termination date, including base salary and unreimbursed business expenses;

●	severance payments equal to her then-current base salary for the Severance Period (i.e., a period equal to (i) twelve (12) months or (ii) in the event we terminate Ms. Phelan’s employment for any reason other than Cause within six (6) months following a Change of Control (as defined in the Phelan Agreement), eighteen (18) months);

●	vesting of all options granted to Ms. Phelan under the Phelan Agreement that would have vested during the Severance Period had she remained employed with our company through the end of the Severance Period; and

●	if Ms. Phelan timely elects and remains eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Ms. Phelan and her covered dependents prior to the date of termination, until the end of the Severance Period.

If Ms. Phelan’s employment was terminated by us for Cause, by Ms. Phelan other than for Good Reason, or as a result of Ms. Phelan’s death or permanent disability, Ms. Phelan (or her estate, if applicable) would have been entitled to receive accrued benefits under the Phelan Agreement through the termination date, including base salary and unreimbursed business expenses.

Subject to her termination, Ms. Phelan is subject to a confidentiality covenant, a 12-month non-competition covenant and a 24-month non-solicitation covenant.

2020 Outstanding Equity Awards at Fiscal Year-end Table

There were no outstanding equity awards held by our Named Executive Officers as of the end of our 2020 fiscal year.

Option Re-pricings

We did not engage in any option re-pricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during fiscal year 2020.

Compensation of Directors

2020 Director Compensation Table

The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2020. However, for information about the compensation paid to those of our directors who are also Named Executive Officers (i.e., Mr. Kucharchuk and Ms. Phelan), see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Charles Rice	12,000	—	—	—	12,000
Uli Hacksell (1)	75,000	—	—	—	75,000
Timothy Boris (2)	23,286	—	—	—	23,286

Total:	110,286	—	$—	$—	$110,286

(1)	Dr. Hacksell’s tenure as a director of our company ended on July 10, 2020. Dr. Hacksell was appointed to serve as a member of the Board, and as the Chairman of the Board, effective July 1, 2018. We agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board, base compensation in the amount of $150,000 per year.

(2)	Timothy Boris’s tenure with our company ended on June 11, 2020.

Director Compensation Program

Our compensation program for directors for the first half of 2020 consisted of an annual cash payment of $45,000 per year, payable quarterly. In addition, we agreed to pay to: (A) the Chair of the Audit Committee an annual amount of $15,000; (B) the Chair of the Compensation Committee an annual amount of $7,000; (C) each member of the Audit Committee (other than the Chair) an annual amount equal to $7,000; and (D) each member of the Compensation Committee (other than the Chair) an annual amount equal to $3,000, in each case to be paid quarterly in advance. Further, as noted in Note 1 to the Director Compensation Table above, we agreed to pay to Dr. Hacksell in his capacity as Chairman of the Board base compensation in the amount of $150,000 per year. In July of 2020, we agreed to pay each director an annual cash payment of $24,000 per year, payable quarterly.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 11,112,708 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Adhera Therapeutics, Inc., 8000 Innovation Parkway, Baton Rouge, LA 70820. No shares identified below are subject to a pledge.

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
Andrew Kucharchuk	-		-
Charles Rice	-		-
Five Percent (5%) Holders:
Vuong Trieu, Ph.D.	10,096,289	(1)	55.2%

* Beneficial ownership of less than 1.0% is omitted.

(1)	Dr. Trieu previously served as an executive officer and as a director of our company. Includes presently exercisable warrants to purchase 1,135,425 shares of common stock held by Dr. Trieu and 1,513,900 shares of common stock issuable upon the conversion of 151.39 shares of Series E Preferred Stock held by Dr. Trieu (prior to giving effect to any accrued and unpaid dividends on such shares of Series E Preferred Stock). Also includes 2,312,356 shares held by Autotelic LLC, of which entity Dr. Trieu serves as an executive officer, and 86,207 shares held by LipoMedics Inc., of which entity Dr. Trieu serves as Chairman of the Board and as an executive officer. Also includes the following shares held by Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board: (i) 525,536 shares of common stock; (ii) presently exercisable warrants to purchase 2,706,965 shares of common stock; and (iii) 1,815,900 shares of common stock issuable upon the conversion of 181.59 shares of Series E Preferred Stock (prior to giving effect to any accrued and unpaid dividends on such shares of Series E Preferred Stock). Information based on a Schedule 13D/A filed with the SEC on April 27, 2018.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the 2020 fiscal year with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2014 Long-Term Incentive Plan and our 2018 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders (1)	11,350	$1.79	8,918,650
Equity compensation plans not approved by security holders	380,000	$0.98	-
Total	391,350	$1.00	8,918,650

(1)	Consists of: (i) 11,350 shares of common stock underlying awards made pursuant to our 2014 Stock Incentive Plan and (ii) no shares of common stock underlying awards made pursuant to our 2018 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Business Conduct and Ethics requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In reviewing such transactions, the Audit Committee (or the full Board, as applicable) considers the relevant available facts and circumstances.

Related Party Transactions

Transactions with BioMauris, LLC / Erik Emerson

During the year ended December 31, 2019 the company paid a total of approximately $32,000 for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and former director of Adhera, is Executive Chairman.

In July 2019, Mr. Emerson, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, we terminated the relationship with Pharma Hub Network. For the year ended December 30, 2019, we recorded approximately $62,000 of related party expense for services provided by Pharma Hub Network.

Independence of the Board of Directors

The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that one out of two of its current members, namely Mr. Rice, is an independent director within the meaning of the NASDAQ independence standards. In making this independence determination, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On November 5, 2020, we were notified that the audit practice of Squar Milner, LLP (“Squar Milner”) our independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2020, Squar Milner resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

The following table sets forth the fees billed to the Company for professional services rendered for the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit Fees (1)	$69,000	$100,000
Audit-Related fees (2)	—	—
Tax fees (3)	5,750	21,040
Total fees	$74,750	$121,040

(1)	Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, and (iv) services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees – These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees – These consist of professional services rendered by Independent Auditor in connection with tax compliance, tax planning and federal and state tax advice for the years ended December 31, 2020 and December 31, 2019.

Pre-Approval Policies and Procedures

The Audit Committee (or in the absence of an Audit Committee, the Board of Directors has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee (or in the absence of an Audit Committee, the Board of Directors) is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee (or in the absence of an Audit Committee, the Board of Directors).

The Audit Committee (or the Board Directors, as applicable) pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee (or the Board of Directors, as applicable) has otherwise complied with the provisions of its charter.

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

(3)	Exhibits required by Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 15, 2016, by and among the Registrant, IThena Acquisition Corporation, IThenaPharma Inc. and Vuong Trieu as the representative of IThenaPharma Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference).
3.8	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference.
3.9	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference).
3.10	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, incorporated herein by reference).
3.11	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.12	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, incorporated herein by reference).
3.13	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference).
3.14	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference).
3.15	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference).
3.16	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant issued by the Registrant in March 2014 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference).
4.2	Form of Common Stock Purchase Warrant issued by the Registrant on August 7, 2015 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference).
4.3	Stock Option Agreement dated as of November 22, 2017 by and between the Registrant and Isaac Blech (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 22, 2017, and incorporated herein by reference).**
4.4	Form of Common Stock Purchase Warrant issued by the Registrant to the purchasers of its Series E Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference).
4.5	Form of Common Stock Purchase Warrant issued by the Registrant to the purchasers of its Series F Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference).
4.6

Form of Non-Qualified Stock Option Agreement entered into between the Registrant and each of Joseph W. Ramelli, Philip C. Ranker and Philippe P. Calais, Ph.D. (filed as Exhibit 4.2 to the Registration Statement on Form S-8 of the Registrant filed with the SEC on May 3, 2019, incorporated herein by reference).

4.7	Form of Secured Promissory Note issued by the Registrant between June 28, 2019 and August 5, 2019 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2019, incorporated herein by reference).
4.8	Form of Convertible Promissory Note issued by the Registrant on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant issued by the Registrant on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.10	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 11, 2020, incorporated herein by reference).
4.11	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 11, 2020, and incorporated herein by reference)
4.12	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 26, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2020, incorporated her herein by reference).
4.13

Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 5, 2020, incorporated her herein by reference).

4.14	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 5, 2020, and incorporated herein by reference)
10.1	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)

10.2	Securities Purchase Agreement, dated as of March 7, 2014, between and among the Registrant and each purchaser of the Series C Convertible Preferred Stock of the Registrant identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, and incorporated herein by reference).
10.3	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**
10.4	Securities Purchase Agreement, dated as of August 5, 2015, between and among the Registrant and each purchaser of the Series D Convertible Preferred Stock of the Registrant identified on the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2015, and incorporated herein by reference).
10.5	License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference).(1)
10.6	Form of Subscription Agreement used in connection with the offering of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2018, and incorporated herein by reference).
10.7	Employment Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Nancy R. Phelan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**
10.8	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**
10.9	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).
10.10	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).
10.11	Security Agreement, dated as of June 28, 2019, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2019, and incorporated herein by reference).
10.12	Form of Subscription Agreement used in connection with the offering of the secured promissory notes of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 5, 2019, incorporated herein by reference).
10.13	Employment Agreement, dated as of October 29, 2019, by and between the Registrant and Rhonda Stanley (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 29, 2019, and incorporated herein by reference).**
10.14	Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
10.15	Consulting Agreement, dated July 7, 2020, by and between Adhera Therapeutics, Inc. and Andrew Kucharchuk (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2020, and incorporated herein by reference).**
21.1	Subsidiaries of the Registrant.(2)
23.1	Consent of Baker Tilly US, LLP, independent registered accounting firm (2)
31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (2)
32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101INS	XBRL Instance Document (2)
101SCH	XBRL Taxonomy Extension Schema Document (2)
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer
Date:	April 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer and Chairman of the Board (Principal Executive and Principal Financial and Accounting Officer)
Date:	April 7, 2021

By:	/s/ Charles L. Rice
Charles L. Rice Director
Date:	April 7, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADHERA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Adhera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adhera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current year audit of the consolidated financial statements that was communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

CONVERTIBLE DEBT AND WARRANT ACCOUNTING

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company issued a convertible note for approximately $500k along with a warrant to purchase 1,944,250 shares, subject to adjustments of exercise price. The Company accounted for the note as a liability and the warrant as a freestanding instrument qualifying for equity classification.

We identified the convertible note and warrant as a critical audit matter. Accounting for the issuance of the convertible note and warrant was complex due to the inherent estimation uncertainty in the Company’s valuation of the note and warrant. Management used a Monte Carlo simulation model to estimate the value of the note, embedded conversion feature, and warrant, before utilizing the relative fair value method to record the transaction. The inherent estimation uncertainty was primarily attributed to assumptions used in the Monte Carlo simulation, which involved a high degree of subjectivity.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

■	Obtaining an understanding of the Company’s process to account for the issuance of convertible note and warrant.
■	Reviewing convertible debt and warrant agreements
■	Examining management’s memo for accounting treatment and management specialist’s valuation on convertible note and warrant.
■	Tested the completeness and accuracy of the underlying data used in the Monte Carlo simulation model by tracing to terms contained in the note and warrant agreement and historical data.
■	With the assistance of auditor’s valuation specialist, evaluated the valuation methodology used by the Company and significant assumptions used in the Monte Carlo model by evaluating individual assumptions used by management and developing an independent model to assess the reasonableness of the Company’s valuation.

/s/ Baker Tilly US LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

April 7, 2021

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$1	$50
Prepaid expenses and other assets	—	370
Total current assets	1	420
Total assets	$1	$420
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,257	$1,403
Due to related party	4	4
Accrued expenses	2,112	1,005
Accrued dividends	4,083	2,565
Notes payable	6,318	5,330
Total current liabilities	14,774	10,307
Commitments and contingencies (Note 11)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; $5,100 liquidation preference; 1,200 shares authorized; 100 shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Series D convertible preferred stock, $0.01 par value; $300 liquidation preference; 220 shares authorized; 40 shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Series E convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 3,500 shares authorized; 3,458 and 3,478 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	—	—
Series F convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 2,200 shares authorized; 361 shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Series G convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 6,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019.		—
Common stock, $0.006 par value; 180,000,000 shares authorized, 11,112,708 and 10,869,530 shares issued and outstanding as of December 31, 2020 and 2019, respectively	67	65
Additional paid-in capital	29,772	29,375
Accumulated deficit	(44,612)	(39,327)
Total stockholders’ deficit	(14,773)	(9,887)
Total liabilities and stockholders’ deficit	$1	$420

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the Year Ended December 31,
	2020	2019
Net sales	$—	$252
Cost of sales	—	409
Gross loss	—	(157)
Operating expenses
Sales and marketing	839	5,260
General and administrative	1,198	4,713
Amortization	—	70
Impairment of intangibles and other assets	—	1,116
Total operating expenses	2,037	11,159
Loss from operations	(2,037)	(11,316)
Other expense
Interest expense, net	(1,774)	(662)
Other income	45	—
Loss before provision for income taxes	(3,766)	(11,978)
Provision for income taxes	—	—
Net loss	(3,766)	(11,978)
Preferred Stock Dividends	(1,540)	(1,501)
Net Loss Applicable to Common Stockholders	$(5,306)	$(13,479)
Net loss per share - Common Stockholders, basic and diluted	$(0.49)	$(1.24)
Weighted average shares outstanding, basic and diluted	10,876,513	10,840,870

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in Capital -	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Warrants	Deficit	Total
Balance, January 1, 2019	3,488	$-	381	$-	10,761,684	$65	$(5,384)	34,094	$(25,848)	$2,927
Accrued dividend	-	-	-	-	-	-	-	-	(1,516)	(1,516)
Conversion of Series E Preferred stock for common stock	(10)	-	-	-	107,846	-	-	-	4	4
Repurchase of Series F Preferred stock	-	-	(20)	-	-	-	(100)	-	11	(89)
Share based compensation	-	-	-	-	-	-	765	-	-	765
Net loss	-	-	-	-	-	-	-	-	(11,978)	(11,978)
Balance, December 31, 2019	3,478	-	361	-	10,869,530	65	(4,719)	34,094	(39,327)	(9,887)
Accrued dividend	-	-	-	-	-	-	-	-	(1,540)	(1,540)
Conversion of Series E Preferred stock for common stock	(20)	-	-	-	243,179	2	-	-	21	23
Issuance of warrants	-	-	-	-	-	-	-	294	-	294
Benefical conversion feature-term loans	-	-	-	-	-	-	95	-	-	95
Share based compensation	-	-	-	-	-	-	8	-	-	8
Net loss	-	-	-	-	-	-	-	-	(3,766)	(3,766)
Balance, December 31, 2020	3,458	$-	361	$-	11,112,709	$67	$(4,616)	$34,388	$(44,612)	$(14,773)

The accompanying an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019
Cash Flows Used in Operating Activities:
Net loss	$(3,766)	$(11,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	8	765
Impairment of intangibles and other assets	—	1,116
Amortization of intangibles	—	70
Amortization of debt issuance costs	400	360
Amortization of debt discount	439
Depreciation	—	12
Non-cash interest expense	935	326
Bad debt expense	—	32
Gain on termination of lease	—	(7)
Loss on disposal of fixed assets	—	60
Write-off of obsolete of inventory	—	26
Changes in operating assets and liabilities:
Accounts receivable	—	16
Inventory	—	(240)
Prepaid expenses and other assets	370	(239)
Accounts payable	854	1,133
Accrued expenses	172	(166)
Due to related party	—	(24)
Net Cash Used in Operating Activities	(588)	(8,738)
Cash Flows Provided by Financing Activities:
Repurchase of Series F Preferred stock	—	(100)
Proceeds from issuance of notes payable	653	5,677
Notes payable issuance costs	(114)	(707)
Net Cash Provided by Financing Activities	539	4,870
Net decrease in cash	(49)	(3,868)
Cash – Beginning of Period	50	3,918
Cash - End of Period	$1	$50
Supplementary Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of Series E Preferred	$23	$4
Issuance of warrants	294	—
Accrued dividends	1,540	1,505
Beneficial conversion feature	95	—

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” or the “Company”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company.

Previously throughout most of 2019, the Company was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which the Company began marketing in June of 2018. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and was distributed through our patented DyrctAxess platform.

In December 2019, the Company terminated its then-current business operations, including its commercial operations relating to the sale of Prestalia, and terminated the personnel associated with such operations, starting immediately, which such process being substantially completed on or prior to December 31, 2019. As a result, as of the date of this report, the Company is not engaged in any research, development, or commercialization activities, and is no longer generating any revenues from operations, including from the sale of Prestalia or any other product.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had a significant accumulated deficit of approximately $44.6 million and negative working capital of approximately $14.8 million. For the year ended December 31, 2020, the Company had a loss from operations of approximately $2.0 million and negative cash flows from operations. Our operating activities consume the majority of our cash resources. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to us or at all. General market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issue arising from the COVID-19 epidemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2020 and $50,000 in cash equivalents as December 31, 2019.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2020, the Company’s cash balance did not exceed the federal insurance limit.

Fair Value of Financial Instruments

The Company considers the fair value of cash, accounts payable, due to related parties, notes payable, accounts receivable and accrued liabilities not to be materially different from their carrying value. These financial instruments have short-term maturities. The Company follows authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company’s cash is subject to fair value measurement and is determined by Level 1 inputs. There were no liabilities measured at fair value as of December 31, 2020 or 2019.

Accounts Receivable, net

During the year ended December 31, 2019, the Company recorded approximately $32,000 of bad debt expense as a result of the write-off of uncollectible accounts receivable related to amounts due from wholesalers and specialty pharmacy providers. No bad debt expense was incurred for the period ended December 31, 2020.

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

The Company recognized $0.3 million as a loss on impairment for the year ended December 31, 2019. The impairment determination was primarily a result of the decision to divest assets that no longer align with the Company’s strategic objectives. No asset impairment was recognized for the year ended December 31, 2020.

Revenue Recognition

Revenue, Net

The Company records revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The Company terminated all commercial operations in December 2019, therefore all revenue and cost of goods sold disclosure only apply to periods prior to the first quarter of 2020.

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

Patient Access Programs

The Company offered discounts to patients under which the patient received a discount on his or her prescription. In circumstances when a patient’s prescription is rejected by a third-party payer, the Company would pay for the full cost of the prescription. The Company reimbursed pharmacies for this discount directly or through third-party vendors. The Company reduced gross sales by the amount of actual co-pay and other patient assistance in the period based on the invoices received. The Company also recorded an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors or pharmacies that have not yet been prescribed/dispensed to a patient. The Company calculated accrued co-pay and other patient assistance fee estimates using the expected value method. The estimate was based on contract prices, estimated percentages of medicine that would be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Accrued co-pay and other patient assistance fees were included in “accrued expenses” on the consolidated balance sheet. Patient assistance programs include both co-pay assistance and fully bought down prescriptions.

Sales Returns

Consistent with industry practice, the Company maintained a return policy that allows customers to return medicines within a specified period prior to and subsequent to the medicine expiration date. Generally, medicines may be returned for a period beginning nine months prior to its expiration date and up to one year after its expiration date. The right of return expires on the earlier of one year after the medicine expiration date or the time that the medicine is dispensed to the patient. The majority of medicine returns result from medicine dating, which falls within the range set by the Company’s policy and are settled through the issuance of a credit to the customer. The Company calculated sales returns using the expected value method. The estimate of the provision for returns was based upon industry experience. This period is known to the Company based on the shelf life of medicines at the time of shipment. The Company recorded sales returns in “accrued expenses” as a reduction of revenue.

Cost of Goods Sold

Distribution Service Fees

The Company included distribution service fees paid for inventory management services as cost of goods sold. The Company calculated accrued distribution service fee estimates using the most likely amount method. The Company accrued estimated distribution fees based on contractually determined amounts. Accrued distribution service fees were included in “accrued expenses” on the consolidated balance sheet.

Shipping Fees

The Company included fees incurred by pharmacies for shipping medicines to patients as cost of goods sold. The Company calculated accrued shipping fee estimates using the expected value method. The Company recorded accrued shipping fees in “accrued expenses” on the consolidated balance sheet.

Non-Commercial Product

The Company recorded the cost of non-commercial product distributed to patients as a cost of goods sold.

Royalties on Product Sales

The Company recorded royalty fees on the sale of commercial product as a cost of goods sold.

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) or the Monte Carlo Method based upon the underlying conversion features of the debt. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, it first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

Convertible debt – beneficial conversion feature

If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Recently Issued Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical financial statements.

Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021 for the Company. Management has evaluated the impact of adopting ASU 2020-06 and has determined such adoption will not have a material impact on the overall stockholders’ equity (deficit) in the Company’s consolidated financial statements.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the effect of common stock equivalents (stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net loss is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	December 31,
(in thousands except share and per share data)	2020	2019
Numerator
Net loss	$(3,766)	$(11,978)
Preferred stock dividends	(1,540)	(1,501)
Net Loss allocable to common stockholders	$(5,306)	$(13,479)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,876,513	10,840,870
Net loss per share of common stock, basic and diluted
Net loss per share, basic and diluted	$(0.49)	$(1.24)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Stock options outstanding	391,350	4,071,333
Convertible notes	33,658,590	—
Warrants	78,181,855	35,517,329
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	42,055,232	39,508,382
Series F Preferred Stock	4,303,767	3,991,753
Total	158,707,461	83,205,464

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including stock options, in the statements of operations.

For stock options issued, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised if and when a forfeiture becomes probable.

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

NOTE 3 – INVENTORY

During 2019, inventory consisted of raw material and finished goods stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. The Company reviewed the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items.

During the year ended December 31, 2019, the Company recorded a related charge to cost of goods sold for obsolete inventory of $26,000. In addition, the Company’s recognized approximately $456,000 for inventory impairment during the year ended December 31, 2019. The loss on impairment was due to the Company’s strategic decision to discontinue the sale and commercialization of Prestalia. No loss on impairment was recognized for the year ended December 31, 2020.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at December 31, 2019, included prepaid insurance of approximately $275,000 and other expenses related to the Company’s operations. At December 31, 2019, the Company recognized a loss on impairment of approximately $338,000 for prepaid assets as a result of its strategic decision to discontinue the sale and commercialization of Prestalia, At December 31, 2020, no prepaids or other assets were recorded on the accompanying balance sheet.

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

Intangible Asset Summary

The Company recognized a loss on impairment of an intangible asset of $322,000 for the year ended December 31, 2019. The loss on impairment for 2019 was due to the Company’s strategic decision to discontinue the sale and commercialization of Prestalia. No loss on impairment was recognized for the year ended December 31, 2020.

Amortization expense was approximately $70,000 for the year ended December 31, 2019. No amortization expense was recognized for the year ended December 31, 2020.

NOTE 6 - TERM LOANS

2019 Term Loan

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

The Company recognized approximately $682,000 in interest expense related to the Notes for year the ended December 31, 2019 including $360,000 related to the amortization of debt issuance costs. The Company recognized approximately $1.2 million in interest expense related to the Notes for the year ended December 31, 2020 including 347,000 related to the amortization of debt issuances costs.

As of December 31, 2020, the debt discount and issuance costs for this term loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes.

2020 Term Loan

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to purchase: (i) original issue discount unsecured Convertible Promissory Notes (the “Notes”), issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes.

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

The exercise price of the Warrants shall be equal to the conversion price of the Notes, provided, that on the date that the Notes are no longer outstanding, the exercise price shall be fixed at the conversion price of the Notes on such date, with the exercise price of the Warrants thereafter (and the number of shares of Common Stock issuable upon the exercise thereof) being subject to adjustment as set forth in the Warrants. The warrants have a 5-year term.

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

The Company recognized $113,000 in interest expense related to the notes for the year ended December 31, 2020, including $38,000 related to the amortization of debt issuance costs. The Company amortized $343,000 of debt discount for the year ended December 31, 2020.

As of December 31, 2020, the debt discount and issuance costs for this term loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes.

Secured Promissory Note – June 2020

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

On or after September 24, 2020, the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.02 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted as a result of subsequent equity sales by the Company. Because the share price on the commitment date was in excess of the conversion price, the Company recorded a beneficial conversion feature of $50,000 related to this note that was credited to additional paid in capital, and reduced the carrying amount. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $203,000. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method.

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

For the year ended December 31, 2020, the Company recognized approximately $19,000 in interest expense including $14,000 related to the amortization of debt issuance costs, respectively. For the year ended December 31, 2020, the Company recognized $56,000 related to the amortization of debt discount.

As of December 31, 2020, the debt discount and issuance costs for the loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes.

Secured Promissory Note – October 2020

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note for a purchase price of $100,000. Additionally, the Company issued the noteholder 1,587,301 warrants to purchase the Company’s common stock at $0.08 per share subject to certain adjustments as defined in the agreement. The Company recorded approximately $9,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

The note matures on April 30, 2021, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 360-day year.

The note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price will be adjusted as a result of subsequent equity sales by the Company. The obligations of the Company under the note are secured by a senior lien and security interest in all of the assets of the Company.

The Company recorded a discount related to the warrants of approximately $66,000, including a discount of $6,000 and issuance costs of $5,000 based on the relative fair value of the instruments as determined by using the Black-Scholes valuation model. The Company recorded a beneficial conversion feature of $45,000 related to the note that was credited to additional paid in capital, and reduced the carrying amount. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $69,000. The Company also recorded a debt discount related to the convertible debt of approximately $5,000 and debt issuance cost of $4,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method.

For the year ended December 31, 2020, the Company recognized approximately $3,300 in interest expense including $1,300 related to the amortization of debt issuance costs, respectively. For the year ended December 31, 2020, the Company recognized $40,000 related to the amortization of debt discount.

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

In accordance with the MSA, Autotelic Inc. billed the Company for personnel and service expenses incurred on behalf of the Company. An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets as of December 31, 2020 and 2019.

Transactions with BioMauris, LLC/Erik Emerson

Eric Emerson was the former Chief Commercial Officer and former member of the Company’s Board of Directors.

Until February of 2019, the Company had engaged the services of BioMauris, LLC, of which Erik Emerson was Executive Chairman.

During the year ended December 31, 2019 the Company recorded approximately $32,000 for related party expenses incurred under the agreement. No related party liability was recorded as of December 31, 2019 for related party expenses with BioMauris, LLC.

In July 2019, Mr. Emerson, became the owner of an equity interest of approximately 22% in Pharma Hub Network, the Company’s third-party network manager. During the third quarter of 2019, the Company terminated the relationship with Pharma Hub Network. For the year ended December 30, 2019, the Company recorded approximately $62,000 of related party expense for services provided by Pharma Hub Network.

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

On January 4, 2021, Servier terminated the licensing agreement with the Company for the commercialization of Prestalia®.

For the year ended December 31, 2019 the Company paid $37,000 for royalties under the license agreement with Servier. No royalties were paid for the year ended December 31, 2020.

Biofarma

As consideration for the Prestalia® Trademark license which the Company assumed in connection with the Asset Purchase Agreement with Symplmed, the Company pays low single digit royalties to Biofarma, an affiliate of Servier and the holder of the Prestalia trademark.

For the year ended December 31, 2019, the Company paid $4,000 for royalties under the agreement with Biofarma. No royalties were paid for the year ended December 31, 2020.

Sub-License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sub-licensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. On November 30, 2019, the sub-licensing agreement was terminated. As of December 31, 2020, and 2019, the Company has classified the upfront payment as an accrued liability on its balance sheet.

Novosom Agreements

In 2010, the Company entered into an asset purchase agreement with Novosom Verwaltungs GmbH (“Novosom”), pursuant to which the Company acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In May 2018, the Company issued to Novosom 51,988 shares of our common stock, with a fair value of $75,000, as additional consideration pursuant to the Asset Purchase Agreement. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017. On December 23, 2019, Novosom repurchased the acquired intellectual property for $45,000 of which $20,000 was payable upon execution of the agreement and $25,000 was to be paid upon the Company’s achievement of certain performance obligations by June 30, 2020.

The Company recognized $20,000 and $25,000 as other income from the agreement for the year ended December 31, 2019 and 2020, respectively.

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

As of December 31, 2020, and December 31, 2019, 100 shares of Series C Preferred stock were outstanding.

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

As of December 31, 2020, and December 31, 2019, 40 shares of Series D Preferred were outstanding.

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

In April 2019, the Company issued 107,846 unregistered shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of 10 shares Series E Convertible Preferred Stock plus accrued dividends.

On December 11, 2020, the Company issued 121,699 unregistered shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of 10 shares Series E Convertible Preferred Stock plus accrued dividends.

On December 21, 2020, the Company issued 121,480 unregistered shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of 10 shares Series E Convertible Preferred Stock plus accrued dividends.

The Company had accrued dividends on the Series E Preferred stock of approximately $3.7 and $2.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of December 31, 2020, the Company had not repurchased the remaining shares.

The Company had accrued dividends on the Series F Preferred stock of approximately $347,000 and $202,000, respectively for the years ended December 31, 2020 and December 31, 2019, respectively.

Common Stock

The Company’s common stock currently trades on the OTC Pink Sheets tier of the OTC Markets under the symbol “ATRX”. As of December 31, 2020, the Company had 11,112,708 shares of our common stock outstanding.

Warrants

As of December 31, 2020, there were 78,181,855 warrants outstanding, with a weighted average exercise price of $0.26 per share, and annual expirations as follows:

Warrants
Expiring in 2021	343,750
Expiring in 2022	—
Expiring in 2023	33,645,847
Expiring in 2024	335,452
Expiring in 2025	43,856,806
78,181,855

The above includes 77,489,372 price adjustable warrants, including 42,266,304 warrants issued with the February 5, 2020 term loan and 1,587,301 warrants issued with the October 30, 2020 term loans which are subject to adjustment based upon the final conversion price of the note.

A total of 1,189,079 warrants expired during the year ended December 31, 2020.

NOTE 10 - STOCK INCENTIVE PLANS

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2020 and 2019:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,613,057	$0.83
Options granted	1,985,000	0.35
Options expired / forfeited	(3,526,724)	0.76
Outstanding, December 31, 2019	4,071,333	$0.58
Options granted	—	—
Options expired / forfeited	(3,679,983)	0.53
Outstanding, December 31, 2020	391,350	$1.00
Exercisable, December 31, 2020	391,350	$1.00

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

The following table summarizes additional information on the Company’s stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.00	383,500	2.32	$0.98	383,500	$0.98
$1.70	4,050	1.02	$1.70	4,050	$1.70
$2.60	3,800	0.01	$2.60	3,800	$2.60
Totals	391,350	2.29	$1.00	391,350	$1.00

No stock options were issued by the Company during the year ended December 31, 2020.

As of December 31, 2020, the Company had no unrecognized compensation expense related to unvested stock options. Total expense related to stock options was approximately $8,000 and $765,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the intrinsic value of options outstanding or exercisable was $0 as there were no options outstanding with an exercise price less than $0.04, the per share closing market price of our common stock at that date.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

Because of the nature of our activities, we are subject to claims and/or threatened legal actions, which arise out of the normal course of business. Other than the disclosure below, as of the date of this filing, we are not aware of any pending lawsuits against us, our officers or our directors.

Leases

On December 9, 2019, the Company entered into a Standard Form Office Lease with ThreeCo Partners, LLC as landlord, pursuant to which the Company leased its corporate headquarters located at 4815 Emperor Boulevard, Suite 100, Durham, North Carolina 27703 for a term of 19 months commencing January 1, 2020. The base monthly rent for such space was $3,795. On February 1, 2020, the Company terminated the lease for a one-time cash payment of $10,000. In addition, the Company recognized approximately $19,000 in rent expense from a forfeited prepaid security deposit as a result of the termination.

Other than as described above, the Company does not own or lease any real property or facilities that are material to its current business operations. If the Company continues its business operations, the Company may seek to lease additional facilities in order to support its operational and administrative needs.

NOTE 12 - INCOME TAXES

The Company has identified its federal and California and North Carolina state tax returns as “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are 2017 through 2020. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2020, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $348 million. which are available to offset future taxable income. Portions of these carry-forwards will expire through 2039 if not otherwise utilized. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, deferred tax liabilities and valuation allowance as of December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$7,741	$6,862
Inventory reserve	114	114
Depreciation and amortization	2,226	2,512
Share based compensation	599	597
Other	297	279
Total deferred tax assets	10,977	10,364
Valuation allowance	(10,977)	(10,364)
Net deferred tax assets	—	—
Deferred tax liabilities:
Intangible assets	—	—
Net deferred tax liabilities	$—	$—

The Company records a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $0.6 million and $2.8 million during 2020 and 2019, respectively.

As of the date of this filing, the Company has not filed its 2019 or 2020 federal and state corporate income tax returns. The Company expects to file the 2019 return in the second quarter of 2021 and the 2020 return by the extension due date.

NOTE 13 - SUBSEQUENT EVENTS

Except for the events discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Bridge Loan

On January 31, 2021, the Company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note for a purchase price of $52,778. Additionally, the Company issued to the investor 753,968 warrants to purchase the Company’s common stock at an exercise price of $0.08 per share.

Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the six- month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price shall also be adjusted upon subsequent equity sales by the Company. The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

Conversion of Interest on Convertible Note

On March 19, 2021, $29,500 of interest on the February 5, 2020 term loan was converted at $0.05 per share into 518,000 shares of common stock.

