Form 10-Q
period 2021-03-31
Adhera Therapeutics, Inc.
filed 2021-05-24
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 000-13789

ADHERA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2658569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 Innovation Parkway Baton Rouge, LA	70820
(Address of principal executive offices)	(Zip Code)

(919) 518-3748

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 21, 2021, there were 11,630,709 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1	$1
Total current assets	1	1
Total assets	$1	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,255	$2,257
Due to related party	4	4
Accrued expenses	2,394	2,112
Accrued dividends	4,460	4,083
Notes payable	6,393	6,318
Total current liabilities	15,506	14,774
Total liabilities	15,506	14,774
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding as of March 31, 2021 and December 31, 2020. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of March 31, 2021 and December 31, 2020. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares designated; 3,458 shares issued and outstanding as of March 31, 2021 and December 31, 2020. ($17,290,000 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares designated; 361 shares issued and outstanding as of March 31, 2021 and December 31, 2020. ($1,805,000 liquidation preference)	—	—
Common stock, $0.006 par value; 180,000,000 shares designated,11,630,709 and 11,112,709 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	70	67
Additional paid-in capital	30,347	29,772
Accumulated deficit	(45,922)	(44,612)
Total stockholders’ deficit	(15,505)	(14,773)
Total liabilities and stockholders’ deficit	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Sales and marketing	9	784
General and administrative	101	539
Total operating expenses	110	1,323
Loss from operations	(110)	(1,323)
Other expense
Interest expense	(243)	(410)
Amortization of debt discount	(75)	(105)
Net loss	(428)	(1,838)
Dividends	(882)	(383)
Net Loss Applicable to Common Stockholders	$(1,310)	$(2,221)
Net loss per share – Common Stockholders - basic and diluted	$(0.12)	$(0.20)
Weighted average shares outstanding - basic and diluted	11,187,531	10,869,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	100	$-	40	$-	3,478	-	361	-	10,869,530	65	(29,375)	(39,327)	(9,887)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	-	(383)	(383)
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	-	-	239	-	239
Share based compensation	-	-	-	-	-	-	-	-	-	-	36	-	36
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,838)	(1,838)
Balance, March 31, 2020	100	$-	40	$-	3,478	-	361	$-	10,869,530	65	$(29,650)	$(41,548)	$(11,833)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	-	$-	-	$-	3,458	$-	361	$-	11,112,709	$67	$(29,772)	$(44,612)	$(14,773)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	(377)
Issuance of common stock for term loan conversion	-	-	-	-	-	-	-	-	518,000	3	23	-	26
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	28	-	28
Benefical conversion feature-term loans	-	-	-	-	-	-	-	-	-	-	19	-	19
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	(428)
Balance, March 31, 2021	-	-	-	-	3,458	$-	361	$-	11,630,709	$70	$(30,347)	$(45,922)	$(15,505)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows Used in Operating Activities:
Net loss	$(428)	$(1,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	36
Amortization of debt discount and fees	77	294
Non-cash interest expense	241	221
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	121
Accounts payable	(2)	720
Accrued expenses	66	52
Net Cash Used in Operating Activities	(46)	(394)
Cash Flows Provided By Financing Activities:
Proceeds from loans	48	500
Notes payable issuance costs	(2)	(91)
Net Cash Provided by Financing Activities	46	409
Net increase (decrease) in cash	—	15
Cash – Beginning of Period	1	50
Cash - End of Period	$1	$65
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of warrants with notes payable	28	239
Issuance of common stock for conversion of debt	26	—
Beneficial conversion feature	19	—
Accrued and deemed dividends	882	383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

In 2019, the Company was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. These efforts were primarily focused on Prestalia®, a single-pill FDC of perindopril arginine and amlodipine besylate, which the Company began marketing in June of 2018 under a licensing agreement. Prestalia was developed in coordination with Les Laboratories, Servier, a French pharmaceutical conglomerate, that sells the formulation outside the United States under the brand names Coveram® and/or Viacoram®. Prestalia was approved by the U.S. Food and Drug Administration (“FDA”) in January 2015 and was distributed through our patented DyrctAxess platform. On January 4, 2021, Servier terminated the licensing agreement for Prestalia.

As of the date of this report, the Company is not engaged in any research, development, or commercialization activities, and is not generating any revenues from operations.

To the extent that resources have been available, the Company has continued to work with its advisors to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had cash and cash equivalents of $1,000 and has negative working capital of approximately $15.5 million.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss of approximately $0.4 and $1.8 million for the three months ended March 31, 2021, and March 31, 2020, respectively. The Company had an accumulated deficit of approximately $45.4 million as of March 31, 2021.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to us or at all. General market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include accruals related to our operating activity including legal and other consulting expenses, the fair value of non-cash equity-based issuances and the valuation allowance on deferred tax assets. Actual results could differ materially from such estimates under different assumptions or circumstances.

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

There were no liabilities or assets measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the fair value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) or the Monte Carlo Method based upon the underlying conversion features of the debt and then computes and records the relative fair value as a debt discount. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

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

Convertible debt – beneficial conversion feature

If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021 for the Company. The Company adopted ASU No. 2020-06 on January 1, 2021. Management determined such adoption did not have a material impact on the overall stockholders’ equity (deficit) in the Company’s consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(428)	$(1,838)
Dividends	(882)	(383)
Net Loss allocable to common stock holders	$(1,310)	$(2,221)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	11,187,531	10,869,530
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.12)	$(0.20)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Three Months ended March 31,
	2021	2020

Convertible notes	18,785,631	11,183,645
Stock options outstanding	387,550	2,941,350
Warrants	62,532,312	36,272,500
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	42,737,413	40,202,132
Series F Preferred Stock	4,374,978	4,086,178
Total	128,934,551	94,802,472

Note 2 – Notes Payable

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

The Company recognized approximately $390,000 in interest expense related to the Notes for three months ended March 31, 2020 including $177,000 related to the amortization of debt issuance costs. The Company recognized approximately $210,000 in interest expense related to the Notes for the three months ended March 31, 2021. As of March 31, 2021, the debt discount and issuance costs for this term loan were fully amortized.

As of March 31, 2021 the Company has approximately $1.4 million of accrued interest on the notes. The Company remains in default on the repayment of principal and interest on the notes.

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

The Company recognized $20,000 in interest expense related to the notes for the three months ended March 31, 2020, including $12,000 related to the amortization of debt issuance costs. The Company amortized $105,000 of debt discount for the three months ended March 31, 2020. The Company recognized approximately $25,000 in interest expense related to the notes for the three months ended March 31, 2021.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

As of March 31, 2021, the debt discount and issuance costs for this term loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes.

On March 19, 2021, the holder of the note converted $25,900 of interest into 518,000 shares of common stock. As of March 31, 2021, the Company has accrued interest on the note of approximately $74,000.

Secured Promissory Note – June 2020

On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note with a principal of $58,055, for a purchase price of $52,500. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year. The Company recorded approximately $14,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

On or after September 24, 2020, the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.02 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted for subsequent equity sales by the Company. Because the share price on the commitment date was in excess of the conversion price, the Company recorded a beneficial conversion feature of $50,000 related to this note that was credited to additional paid in capital and reduced the carrying amount. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $203,000. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method.

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

For the three months ended March 31, 2021, the Company recognized approximately $2,600 in interest expense related to the note. No interest expense was recognized for the same period of 2020.

As of March 31, 2021, the debt discount and issuance costs for the loan were fully amortized. The Company remains in default on the repayment of principal and interest on the notes. As of March 31, 2021, the Company has accrued interest on the note of approximately $7,000.

Secured Promissory Note – October 2020

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note with a principal of $111,111, for a purchase price of $100,000. The note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price of the notes is subject to anti-dilution price protection and will be adjusted as a result of subsequent equity sales by the Company. On March 19, 2021, the conversion price of the notes was adjusted to $0.05 per share.

The obligations of the Company under the note are secured by a senior lien and security interest in all of the assets of the Company.

Additionally, the Company issued the noteholder 1,587,301 warrants to purchase the Company’s common stock at $0.08 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 634,919 warrants to the note holder. The Company recorded approximately $57,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.46%, volatility of 262.27%, and expected term of .92 years in calculating the fair value of the warrants.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

For the three months ended March 31, 2021, the Company recognized approximately $4,700 in interest expense including $1,900 related to the amortization of debt issuance costs, respectively. For the three-month period ended March 31, 2021, the Company recognized $57,000 related to the amortization of debt discount. No interest expense or debt discount was recognized for the same period of 2020.

As of March 31,2021, the Company has recorded $111,000 of debt and approximately $19,000 and $1,000 in unamortized discount and issuance costs, respectively on the accompanying balance sheets.

Secured Promissory Note – January 2021

On January 31, 2021, the Company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal of $52,778, for a purchase price of $47,500. The Note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price of the notes is subject to anti-dilution price protection and will be adjusted upon subsequent equity sales by the Company. On March 19, 2021, the conversion price of the notes was adjusted to $0.05 per share.

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

Additionally, the Company issued to the investor 753,968 warrants to purchase the Company’s common stock at an exercise price of $0.08 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 301,592 warrants to the note holder. The Company recorded approximately $27,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.46%, volatility of 262.27%, and expected term of .97 years in calculating the fair value of the warrants.

The Company recorded approximately $2,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

The note matures on July 31, 2021, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 360-day year.

The Company recorded a discount related to the warrants of approximately $32,000, including a discount of $3,000 and issuance costs of $1,000 based on the relative fair value of the instruments as determined by using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were a risk-free rate of 0.45%, volatility of 240.83%, and an expected term of one year in calculating the fair value of the warrants.

The Company recorded a beneficial conversion feature of approximately $19,000 related to the note that was credited to additional paid in capital, and reduced the carrying amount. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $41,000. The Company also recorded a debt discount related to the convertible debt of approximately $2,000 and debt issuance cost of $1,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method.

For the year ended March 31, 2021, the Company recognized approximately $1,200 in interest expense including approximately $300 related to the amortization of debt issuance costs, respectively. For the three-month period ended March 31, 2021, the Company recognized $18,000 related to the amortization of debt discount. No interest expense was recognized for the same period of 2020.

As of March 31,2021, the Company has recorded $52,778 of debt and approximately $36,000 and $1,000 in unamortized discount and issuance costs, respectively on the accompanying balance sheets.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Note 3 - Licensing Agreements

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

No royalties were paid for the three-month periods ended March 31, 2020 or 2021.

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

The Company recognized no income from the agreement for the three-month periods ended March 31, 2020 or 2021.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of March 31, 2021 and December 31, 2020, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

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

An unpaid balance of approximately $4,000 is included in due to related party in the accompanying balance sheets for both periods ending March 31, 2021 and December 31, 2020.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Note 5 - Stockholders’ Equity

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

As of December 31, 2020, and December 31, 2019, 40 shares of Series D Preferred were outstanding.

Series E Convertible Preferred Stock and Warrants

The Series E Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights. Warrants issued with Series E Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

As of March 31, 2021, the Company had a total of 30,547,267 Series E warrants outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

On March 19, 2021, the exercise price of the Series E warrants was adjusted down to $0.05 upon the conversion of $25,900 debt for 518,000 shares common stock. The Company recorded approximately $390,000 as a deemed dividend based upon the change in fair value of the Series E Preferred stock using a binomial valuation model. The Company used a risk-free rate of .016, volatility of 262.27%, and expected term of .41 to .43 years in calculating the fair value of the warrants.

The Company had accrued dividends on the Series E Preferred stock of approximately $4.1 and $3.7 million, for the period ended March 31, 2021 and December 31, 2020, respectively.

Series F Convertible Preferred Shares and Warrants

In July 2018, we entered into Subscription Agreements with certain accredited investors and conducted a closing pursuant to which we sold 308 shares of our Series F Preferred, at a purchase price of $5,000 per share of Series F Preferred. Each share of Series F Preferred is initially convertible into shares of our common stock at a conversion price of $0.50 per share of common stock. In addition, each investor received a 5-year warrant (the “Warrants”, and collectively with the Preferred Stock, the “Securities”) to purchase 0.75 shares of common stock for each share of common stock issuable upon the conversion of the Series F Preferred purchased by such investor at an initial exercise price equal to $0.55 per share of common stock, subject to adjustment thereunder. The Series F Preferred accrues 8% dividends per annum and are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights as described in the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock, which we filed with the Secretary of State of Delaware in July 2018. The Warrants have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations. As of March 31, 2021, the Company had a total of 3,088,500 Series F warrants outstanding.

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

On March 19, 2021, the exercise price of the Series F warrants was adjusted down to $0.05 upon the conversion of $25,900 of debt for 518,000 shares of common stock. The Company recorded approximately $31,000 as a deemed dividend based upon the change in fair value of the Series F Preferred stock using a binomial valuation model. The Company used a risk-free rate of .016% volatility of 262.27%, and expected term of .46 to .53 years in calculating the fair value of the warrants.

The Company had accrued dividends on the Series F Preferred stock of approximately $382,000 and $347,000, as of March 31, 2021 and December 31, 2020, respectively.

Common Stock

On March 19, 2021, the Company issued 518,000 shares of common stock to the holder of the 2020 Term Loan for conversion of $25,900 in accrued interest.

Warrants

As of March 31, 2021, there were 62,532,312 warrants outstanding, with a weighted average exercise price of $0.07 per share, and annual expirations as follows:

Expiring in 2021	343,750
Expiring in 2022	—
Expiring in 2023	33,645,847
Expiring in 2024	335,452
Expiring thereafter	28.207,263
Total	62,532,312

The above includes 61,839,829 price adjustable warrants, including the warrants issued with the 2021 term loan which are subject to adjustment based upon the final conversion price of the note.

No warrants expired during the period.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Note 6 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	391,350	$0.58
Options granted	—	—
Options expired / forfeited	(3,800)	2.60
Outstanding, March 31, 2021	387,550	0.99
Exercisable, March 31, 2021	387,550	$0.99

The following table summarizes additional information on stock options outstanding as of March 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.00	383,500	2.07	$0.98	383,500	$0.98
$1.70	4,050	.77	$1.70	4,050	$1.70

Totals	387,550	2.06	$0.99	387,550	$0.99

During the three months ended March 31, 2021, the Company granted no stock options.

Total expense related to stock options was approximately $36,000 for the three months ended March 31, 2020. No stock- based compensation expense was recognized for the period ended March 31, 2021.

As of March 31, 2021, the Company had no unrecognized compensation expense related to unvested stock options.

As of March 31, 2021, the intrinsic value of stock options outstanding was zero.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Note 7 - Commitments and Contingencies

Litigation

Because of the nature of the Company’s business, it is subject to claims and/or threatened legal actions, which arise out of the normal course of business. As of the date of this filing, the Company is not aware of any pending lawsuits against it, its officers or directors.

Leases

The Company does not own or lease any real property or facilities that are material to its current business operations. If the Company continues its business operations, the Company may seek to lease facilities in order to support its operational and administrative needs.

Note 8 - Subsequent Events

Except for the events discussed below, there were no subsequent events that required recognition or disclosure.

Default on Secured Promissory Note

On April 30, 2021, the Company defaulted on the October 2020 term loan and the interest rate on the loan reset to 18%.

Issuance of Secured Promissory Note

On April 16th, 2021, Adhera Therapeutics, Inc. (the “Company”) issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,666, for a purchase price of $60,000. Additionally, the Company issued to the investor 800,000 warrants to purchase the Company’s common stock at an exercise price of $0.095 per share.

Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the six-month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.075 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price shall also be adjusted upon subsequent equity sales by the Company. The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect management’s current views with respect to future events and financial performance. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 7, 2021. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 7, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Appointment of Director

On April 20, 2021, we appointed Trond K. Waerness to serve as a member of the Board of Directors.

Need for Future Financing

On April 16th, 2021, we issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,666 for a purchase price of $60,000. Additionally, we issued to the investor 800,000 warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Operating Expenses

Our operating expenses for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase/ (Decrease)
(in thousands)
Sales and marketing	$9	$784	$(775)
General and administrative expenses	101	539	(438)
Total operating expenses	$110	$1,323	$(1,213)

Sales and Marketing

For the three months ended March 31, 2021, sales and marketing expense decreased by approximately $775,000 as compared to the three months ended March 31, 2020. Sales and marketing expenses for the three months ended March 31, 2020 were primarily related to regulatory costs incurred for maintaining the Prestalia® NDA including approximately $679,000 of PFUFA fees. No such costs were incurred for the same period of 2021.

General and Administrative

General and administrative expense decreased by approximately $438,000 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily due to a reduction in personnel related expenses and public company fees including legal expenses and insurance for the three months ended March 31, 2021 as compared to the same period of 2020.

Other Expense

	Three Months Ended
	March 31, 2021	March 31, 2020	(Increase)/ Decrease
(in thousands)
Interest expense	$(243)	$(410)	$(167)
Amortization of debt discount	(75)	(105)	(30)
Total other expense, net	$(318)	$(515)	$(197)

Interest expense for the three months ended March 31, 2021 decreased by $167,000 compared to the three months ended March 31, 2020 primarily due to a decrease in the amortization of debt issuance costs for our term loans. The amortization of debt discount decreased by $30,000 primarily due to a maturity of our outstanding term loans.

Liquidity & Capital Resources

Working Capital

(in thousands)	March 31, 2021	December 31, 2020
Current assets	$1	$1
Current liabilities	(15,506)	(14,774)
Working deficit	$(15,505)	$(14,773)

Negative working capital as of March 31, 2021 was approximately $15.5 million as compared to negative working capital of approximately $14.8 million as of December 31, 2020. The decrease in working capital is primarily related to an increase in our current liabilities as of March 31, 2021 including approximately $46,000 of notes payable net of issuance costs, an increase in accrued dividends for our convertible preferred stock of approximately $377,000 and an increase in accounts payable and accrued expenses related to our operating activities.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $46,000 during the three months ended March 31, 2021. This was primarily due to our net operating loss of approximately $428,000, partially offset by non-cash interest expense related to our term loans of $241,000, amortization of debt discount and fees of $77,000 and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $64,000.

Net cash used in operating activities was approximately $394,000 during the three months ended March 31, 2020. This was primarily due to our net operating loss of approximately $1.8 million, partially offset by non-cash interest expense related to our term loans of $221,000 and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $772,000.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2021 or March 31, 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021, and 2020 was approximately $46,000 and $409,000, respectively from the issuance of promissory notes to certain accredited investors.

We will need to raise immediate additional operating capital to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Future Financing

On April 16, 2021, the company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,666 for a purchase price of $60,000. Additionally, the Company issued to the investor 800,000 warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. The Note matures on the date that is the six (6) month anniversary of the original issue date. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended March 31, 2021.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Providing funds are available, management plans to implement measures designed to ensure that control deficiencies, contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned included:

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on April 7, 2021, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference)

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: May 24, 2021	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive and Principal Financial Officer)

