Form 10-Q
period 2021-06-30
Adhera Therapeutics, Inc.
filed 2021-08-23
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of August 23, 2021, there were 13,035,290 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$42	$1
Total current assets	42	1
Total assets	$42	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,280	$2,257
Due to related party	4	4
Accrued expenses	2,671	2,112
Accrued dividends	4,830	4,083
Term loan	5,677	5,677
Convertible notes payable, net	817	641
Derivative liability	103	—
Total current liabilities	16,382	14,774
Total liabilities	16,382	14,774
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized
Series C convertible preferred stock, $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding as of June 30, 2021, and December 31, 2020. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares designated; 40 shares issued and outstanding as of June 30, 2021, and December 31, 2020. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares designated; 3,450 and 3,458 shares issued and outstanding as of June 30, 2021 and December 31, 2020. ($17,250,000 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares designated; 361 shares issued and outstanding as of June 30, 2021, and December 31, 2020. ($1,805,000 liquidation preference)	—	—
Series G convertible preferred stock, $0.01 par value, 6,000 shares designated; zero shares outstanding as of June 30, 2021, and December 31, 2020.	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 11,785,290 and 11,112,709 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	71	67
Additional paid-in capital	30,417	29,772
Accumulated deficit	(46,828)	(44,612)
Total stockholders’ deficit	(16,340)	(14,773)
Total liabilities and stockholders’ deficit	$42	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	For the three months ended		For the six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses
Sales and marketing	$8	$13	$17	$798
General and administrative	121	343	222	881
Total operating expenses	129	356	239	1,679
Loss from operations	(129)	(356)	(239)	(1,679)
Other income (expense)
Interest expense	(248)	(417)	(491)	(827)
Other income	-	40	-	40
Derivative expense	(87)	-	(87)	-
Amortization of debt discount	(50)	(173)	(125)	(278)
Total other income (expense)	(385)	(550)	(703)	(1,065)
Net loss	(514)	(906)	(942)	(2,744)
Dividends	(392)	(382)	(1,274)	(765)
Net Loss Applicable to Common Stockholders	$(906)	$(1,288)	$(2,216)	$(3,509)
Net loss per share –Common Stockholders - basic and diluted	$(0.08)	$(0.12)	$(0.20)	$(0.32)
Weighted average shares outstanding - basic and diluted	11,669,779	10,869,530	11,270,044	10,869,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Total
Balance, December 31, 2019	100	$-	40	$-	3,478	$-	361	$-	10,869,530	$65	$29,375	$(39,327)	$(9,887)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(383)	(383)
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	-	-	239	-	239
Share based compensation	-	-	-	-	-	-	-	-	-	-	36	-	36
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,838)	(1,838)
Balance, March 31, 2020	100	$-	40	$-	3,478	$-	361	$-	10,869,530	$65	$29,650	$(41,548)	$(11,833)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(382)	(382)
Benefical conversion feature - convertible notes	-	-	-	-	-	-	-	-	-	-	50	-	50
Share based compensation	-	-	-	-	-	-	-	-	-	-	(26)	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(906)	(906)
Balance, June 30, 2020	100	$-	40	$-	3,478	$-	361	$-	10,869,530	$65	$29,674	$(42,836)	$(13,097)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock				Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Total
Balance, December 31, 2020	100	$-	40	$-	3,458	$-	361	$-	11,112,709	$67	$29,772	$(44,612)	$(14,773)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	(377)
Issuance of common stock for term loan conversion	-	-	-	-	-	-	-	-	518,000	3	23	-	26
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	28	-	28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	(428)
Balance, March 31, 2021	100	$-	40	$-	3,458	$-	361	$-	11,630,709	$70	$30,328	$(45,922)	$(15,524)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	11	(392)	(381)
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	69	-	69
Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	-	-	53,571	-	-	-	-
Issuance of common stock for Series E conversion	-	-	-	-	(8)	-	-	-	101,010	1	9	-	10
Net loss	-	-	-	-	-	-	-	-	-	-	-	(514)	(514)
Balance, June 30, 2021	100	$-	40	$-	3,450	$-	361	$-	11,785,290	$71	$30,417	$(46,828)	$(16,340)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows Used in Operating Activities:
Net loss	$(942)	$(2,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	10
Derivative expense	87	—
Debt issuance expense	4	380
Amortization of debt discount	125	275
Accrued interest and dividends	487	449
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	226
Accounts payable	23	797
Accrued expenses	98	117
Net Cash Used in Operating Activities	(118)	(490)
Cash Flows Provided By Financing Activities:
Proceeds from loans	171	553
Notes payable issuance costs	(12)	(105)
Net Cash Provided by Financing Activities	159	448
Net increase (decrease) in cash	41	(42)
Cash – Beginning of Period	1	50
Cash - End of Period	$42	$8
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of warrants with notes payable	$97	$239
Issuance of common stock for conversion of debt	26	—
Conversion of Series E to common stock	1	—
Beneficial conversion feature on notes payable	-	50
Cashless exercise of warrants	4	—
Accrued and deemed dividends	1,274	765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

Previously, the Company was a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on fixed dose combination therapies in hypertension. On January 4, 2021, the licensor terminated the licensing agreement for the product candidate.

As of the date of this report, the Company is not engaged in any research, development, or commercialization activities, and is not generating any revenues from operations.

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

To the extent that resources have been available, the Company has continued to work with its advisors to restructure our company and to identify potential strategic transactions, including the Melior transaction described above. There can be no assurance that the Company will be successful in raising sufficient capital to meet its obligations under the Melior license agreement. If the Company does not raise substantial additional capital to develop and commercialize repay its indebtedness which is in default or restructure the indebtedness, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had cash and cash equivalents of $42,000 and has negative working capital of approximately $16.3 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss of approximately $942,000 for the six months ended June 30, 2021. The Company had an accumulated deficit of approximately $46.8 million as of June 30, 2021.

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

Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to prior periods consolidated statements of operations including adjustments related to the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to conform to current period presentation. These reclassifications had no material effect on prior periods consolidated net loss or stockholders’ deficit.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include accruals related to our operating activity including legal and other consulting expenses, the fair value of non-cash equity-based issuances, the fair value of derivative liabilities, and the valuation allowance on deferred tax assets. Actual results could differ materially from such estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

The Company considers the fair value of cash, accounts payable, debt, and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of June 30, 2021, the Company measured a conversion feature on an outstanding convertible note loan as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $103,000. There were no liabilities or assets measured at fair value on a non-recurring basis as of June 30, 2021 and there were no liabilities or assets measured at fair value on a reoccurring or non-recurring basis as of December 31, 2020.

	Fair Value Measurements at June 30, 2021
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$103	$103
Total	$-	$-	$103	$103

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the fair value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”),the binomial model or the Monte Carlo Method based upon the underlying conversion features of the debt and then computes and records the relative fair value as a debt discount. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, it first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

Convertible debt – beneficial conversion feature

Prior to the Company’s adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2021, if the conversion feature was not treated as a derivative, the Company assessed whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Recently Issued Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022, for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021, for the Company. The Company adopted ASU No. 2020-06 on January 1, 2021. Management determined such adoption did not have a material impact on the overall stockholders’ equity (deficit) in the Company’s consolidated financial statements.

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Numerator
Net loss	$(514)	$(906)	$(942)	$(2,744)
Dividends	(392)	(382)	(1,274)	(765)
Net Loss allocable to common stockholders	$(906)	$(1,288)	$(2,216)	$(3,509)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	11,669,779	10,869,530	11,270,044	10,869,530
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.08)	$(0.12)	$(0.20)	$(0.32)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	For the Six Months ended June 30,
	2021	2020

Convertible notes	20,952,683	14,411,530
Stock options outstanding	387,550	1,891,350
Warrants	59,836,767	53,770,750
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	43,325,770	40,895,882
Series F Preferred Stock	4,446,980	4,158,180
Total	129,066,417	115,244,359

Note 2 – Notes Payable

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

On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.On June 28, 2020, the Company defaulted on the maturity date principal payment.

The Company recognized approximately $382,000 and $771,000 in interest expense related to Notes for the three and six months ended June 30, 2020, including $171,000 and $347,000 related to the amortization of debt issuance costs. The Company recognized approximately $212,000 and $422,000 in interest expense related to the Notes for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the debt discount and issuance costs for this term loan were fully amortized.

As of June 30, 2021, the Company had approximately $1.6 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 in principal and interest on the notes.

CONVERTIBLE PROMISSORY NOTES

The following table summarizes the Company’s outstanding convertible notes as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Convertible Notes	$906	$720
Unamortized discounts	(89)	(79)
	$817	$641

Four convertible notes with outstanding principal of approximately $772,000 were in default as of the issuance date of this report.

Secured Convertible Promissory Note – February 2020

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to purchase: (i) original issue discount unsecured Convertible Promissory Notes (the “Notes”), with a principal of $550,500 issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes.

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

On or after May 5, 2020, until the Notes are no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the noteholder. The conversion price shall be the lower of: (i) $0.50 per share of Common Stock and (ii) 70% of the volume weighted average price of the Common Stock on the trading market on which the Common Stock is then listed or quoted for trading for the prior ten (10) trading days (as adjusted for stock splits, stock combinations and similar events); provided, that if the Notes are not prepaid on or before May 5, 2020, then the conversion price shall be the lower of (x) 60% of the conversion price as calculated above or (y) $0.05 (as adjusted for stock splits, stock combinations and similar events). The conversion price of the Notes shall also be adjusted as a result of subsequent equity sales by the Company, with customary exceptions.

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

The Company recognized $35,000 and $55,000 in interest expense related to the notes for the three and six months ended June 30, 2020, respectively including $18,000 and $30,000 related to the amortization of debt issuance costs. The Company amortized $171,000 and $276,000 of debt discount for the three and six months ended June 30, 2020, respectively. The Company recognized $25,000 and $50,000 in interest expense related to the notes for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the debt discount and issuance costs for this term loan were fully amortized.

On March 19, 2021, the holder of the note converted $25,900 of interest into 518,000 shares of common stock.

As of June 30, 2021, the Company had accrued interest on the note of approximately $99,000.

As of June 30, 2021, the Company remains in default on the repayment of principal of $550,500 and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note.

Secured Convertible Promissory Note – June 2020

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

The Note is convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.02 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted for subsequent equity sales by the Company. Because the share price on the commitment date was in excess of the conversion price, the Company recorded a beneficial conversion feature of $50,000 related to this note that was credited to additional paid in capital and reduced the carrying amount. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $203,000. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method.

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

For the three and six-month periods ended June 30, 2020, the Company recognized approximately $850 in interest expense including $750 related to the amortization of debt issuance costs. For the three and six-month periods ended June 30, 2020, the Company recognized $2,000 related to the amortization of debt discount.

On August 5, 2020, the Company defaulted on certain covenants in the loan and the interest rate reset to the default rate of 18%.

For the three months ended June 30, 2021, the Company recognized approximately $2,600 and $5,200 in interest expense related to the note, respectively. As of June 30, 2021, the debt discount and issuance costs for the loan were fully amortized.

As of June 30, 2021, the Company remains in default on the repayment of principal of $58,055 and approximately $10,000 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note.

As of June 30, 2021, the Company remains in default on the repayment of principal and interest on the notes.

Secured Convertible Promissory Note – October 2020

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

The note matured on April 30, 2021. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 360-day year.

The Company recorded a discount related to the warrants of approximately $66,000, including a discount of $6,000 and issuance costs of $5,000 based on the relative fair value of the instruments as determined by using the Black-Scholes valuation model. The Company recorded a beneficial conversion feature of $45,000 related to the note that was credited to additional paid in capital and reduced the carrying amount. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $69,000. The Company also recorded a debt discount related to the convertible debt of approximately $5,000 and debt issuance cost of $4,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method.

On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 634,919 warrants to the note holder. The Company recorded approximately $57,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.92 years in calculating the fair value of the warrants.

On April 30, 2021, the Company defaulted on the October 2020 term loan and the interest rate on the loan reset to 18%.

For the three and six-month periods ended June 30, 2021, the Company recognized approximately $5,000 and $9,700 in interest expense including $1,000 and $2,600 related to the amortization of debt issuance costs, respectively. For the three and six-month period ended June 30, 2021, the Company recognized $20,000 and $79,000 and related to the amortization of debt discount. No interest expense or debt discount was recognized for the same period of 2020.

As of June 30, 2021, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $8,000.

As of June 30, 2021, the Company remains in default on the repayment of principal and interest on the notes.

Secured Convertible Promissory Note – January 2021

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

The note matured on July 31, 2021. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 360-day year.

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

On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 301,592 warrants to the note holder. The Company recorded approximately $27,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.97 years in calculating the fair value of the warrants.

For the three and six-month periods ended June 30, 2021, the Company recognized approximately $1,700 and $2,900 in interest expense including approximately $400 and $700 related to the amortization of debt issuance costs, respectively. For the three and six-month period ended June 30, 2021, the Company recognized $11,000 and $29,000 related to the amortization of debt discount. No interest expense or debt discount was recognized for the same period of 2020.

As of June 30, 2021, the Company has outstanding principal of $52,778 on the note, has recorded approximately $2,000 of accrued interest and approximately $5,700 and $100 in unamortized discount and issuance costs, respectively on the accompanying balance sheets.

The Company defaulted on the principal and interest payment on the note on July 31, 2021. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note.

Secured Convertible Promissory Note – April 2021

On April 12th, 2021, the Company issued to an accredited investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,667, for a purchase price of $60,000 net of an original discount of $6,667. Additionally, the Company issued to the investor 800,000 five-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. The warrants have full ratchet protection.

The note matures on October 12, 2021, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on-the-basis of a 360-day year.

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

The Company recorded a discount related to the warrants of approximately $34,000 and a discount related to the convertible debt original issue discount of $3,000 based on the relative fair value of the instruments as determined by using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were a risk-free rate of 0.89%, volatility of 240.64%, and an expected term of one year in calculating the fair value of the warrants.

On June 25, 2021, the exercise price of the warrants was adjusted to $0.075 and the Company issued an additional 88,893 warrants to the note holder. The Company recorded approximately $11,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.92%, volatility of 247.52%, and expected term of 0.96 years in calculating the fair value of the warrants.

For the three and six-month period ended June 30, 2021, the Company recognized $16,000 related to the amortization of debt discount. For the three and six-month periods ended June 30, 2021, the Company recognized approximately $1,500 in interest expense. No interest expense or debt discount was recognized for the same period of 2020.

As of June 30, 2021, the Company has recorded $66,667 of principal and approximately $1,500 in interest and approximately $21,000 in unamortized discount and approximately $1,500 of accrued interest on the accompanying balance sheet. Upon default, and upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this note.

Secured Convertible Promissory Note – June 2021

On June 25,, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000. Additionally, the Company issued to the investor 800,000 three-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate Exercise Price of this Warrant shall remain $76,000 which is a full ratchet price protection provision

The note matures on June 25, 2022, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.075 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $0.08 per share for more than three (3) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

The Company recorded approximately $9,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

The Company recorded a discount related to the warrants of approximately $61,000 and a discount related to the convertible debt of $5,000 based on the relative fair value of the instruments as determined by using a simple binomial lattice model. The assumptions used in the model were a risk-free rate of 0.48%, volatility of 302.11%, and an expected term of 0.60 years in calculating the fair value of the warrants. In addition, the Company recorded approximately $90,000 for the conversion feature on the note as a derivative liability using the binomial valuation model. An additional $13,000 of expense was recognized as of June 30, 2021, for the change in the fair value of the derivative liability. Values were determined for the change in the fair value of the warrants based on assumptions for a risk-free rate of 0.09%, volatility of 405%, and an expected term of 0.20 year in calculating the fair value of the conversion features.

At June 30, 2021 the Company has recorded $66,500 of outstanding principal and approximately $100 of accrued interest and approximately $62,000 of unamortized discount.

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

On January 4, 2021, the licensor terminated the licensing agreement with the Company for the commercialization of Prestalia®.

No royalties were paid for the three or six-month periods ended June 30, 2020 or 2021.

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

The Company recognized $25,000 as other income from the agreement for the three and six-month periods ended June 30, 2020.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of June 30, 2021, and December 31, 2020, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

Note 4 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. Dr. Trieu resigned as a director of our company effective October 1, 2018. The Company and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018.

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets for both periods ending June 30, 2021, and December 31, 2020.

Note 5 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series B Preferred or Series A Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”).The Company plans to file a certificate of elimination with respect to the Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share.

As of June 30, 2021, and December 31, 2020, 100 shares of Series C Preferred stock were outstanding.

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

As of June 30, 2021, and December 31, 2020, 40 shares of Series D Preferred were outstanding.

Series E Convertible Preferred Stock and Warrants

The Series E Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights. Series E Preferred stock is convertible into shares of common stock at $0.50. Anti-dilution price protection on Series E Preferred stock expired on February 10, 2020. Warrants issued with Series E Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

On March 19, 2021, the exercise price of the Series E warrants was adjusted from $0.50 to $0.05 per share upon the conversion of $25,900 debt for 518,000 shares common stock. The Company recorded approximately $390,000 as a deemed dividend based upon the change in fair value of the Series E Preferred stock warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of .41 to .43 years in calculating the fair value of the warrants.

On May 17, 2021, the three-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock. In addition, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

As of June 30, 2021, the Company had a total of 30,405,600 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series E Preferred stock of approximately $4.4 million and $3.7 million, as of June 30, 2021, and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, there were 3,450 and 3,458 Series E shares outstanding, respectively.

Series F Convertible Preferred Shares and Warrants

The Series F Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights. Series F Preferred stock is convertible into shares of common stock at $0.50. Anti-dilution price protection on Series F Preferred stock expired on February 10, 2020. The Series F Preferred stock includes a mandatory conversion feature on November 9, 2021, which is the three-year anniversary of the closing of the issuance. Warrants issued with Series F Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of June 30, 2021, the Company had not repurchased the remaining shares.

On March 19, 2021, the exercise price of the Series F warrants was adjusted from $0.50 to $0.05 upon the conversion of $25,900 of debt for 518,000 shares of common stock. The Company recorded approximately $31,000 as a deemed dividend based upon the change in fair value of the Series F Preferred stock using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and an expected term of .46 to .53 years in calculating the fair value of the warrants.

As of June 30, 2021, the Company had a total of 3,088,500 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series F Preferred stock of approximately $418,000 and $347,000, as of June 30, 2021, and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, there were 361 Series F Preferred shares outstanding.

Series G Convertible Preferred Shares

The Series G Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series G Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights. Series G Preferred stock is convertible into shares of common stock at $0.50.

As of June 30, 2021, no Series G Preferred Stock has been issued by the Company.

Common Stock

On March 19, 2021, the Company issued 518,000 unregistered shares of common stock to the holder of the 2020 Term Loan for conversion of $25,900 in accrued interest.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock.. In addition, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

Warrants

As of June 30, 2021, there were 59,836,767 warrants outstanding, with a weighted average exercise price of $0.09 per share, and annual expirations as follows:

Warrant Summary:		Expiry
	Shares	2021	2023	2024	2025	2026
Series D Preferred Stock	343,750	343,750
Series E Preferred Stock	30,405,600		30,405,600
Series F Preferred Stock	3,088,500		3,088,500
Convertible Notes	25,650,184			800,000	22,905,731	1,944,453
Other	348,733		10,080	335,452	3,201
Total Warrants	59,836,767	343,750	33,504,180	1,135,452	22,908,932	1,944,453

The above includes 58,344,284 price adjustable warrants.

No warrants expired during the period. There were 75,000 Series E warrants exercised in 2021 on a cashless basis.

Note 6 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	391,350	$0.58
Options granted	—	—
Options expired / forfeited	(3,800)	2.60
Outstanding, June 30, 2021	387,550	0.99
Exercisable, June 30, 2021	387,550	$0.99

The following table summarizes additional information on stock options outstanding as of June 30, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.00	383,500	1.83	$0.98	383,500	$0.98
$1.70	4,050	.52	$1.70	4,050	$1.70

Totals	387,550	1.81	$0.99	387,550	$0.99

During the six months ended June 30, 2021, the Company granted no stock options.

Total expense related to stock options was approximately $10,000 for the six months ended June 30, 2020, respectively. No stock- based compensation expense was recognized for the six-month period ended June 30, 2021.

As of June 30, 2021, the Company had no unrecognized compensation expense related to unvested stock options.

As of June 30, 2021, the intrinsic value of stock options outstanding was zero.

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

Share Repurchase Agreement

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of June 30, 2021, the Company had not repurchased the remaining shares.

Note 8 - Subsequent Events

Except for the events discussed below, there were no subsequent events that required recognition or disclosure.

Licensing Agreement

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

Issuance of Common Stock

On July 29, 2021, the Company issued 550,000 shares of common stock for the conversion of $27,500 of interest on the January 2020 convertible note.

Secured Note Default

On July 30, 2021, the Company defaulted under the Secured Convertible Promissory Note from January 2021 and the interest rate on the note reset to 18%.

Issuance of Common Stock

On July 31, 2021, the Company issued 500,000 shares of common stock for the conversion by an investor of $250,000 of stated value of Series E Preferred stock.

Warrant Expiration

On August 7, 2021, 343,750 Series D Preferred stock warrants expired.

Issuance of Convertible Note

On August 12, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the Buyer its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 800,000 shares of the common stock of the Company for which the Company received consideration of $210,000 with an original issued discount amount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the Buyer and issued the Buyer 100,000 common shares as a commitment fee.

The note matures one year from issuance and provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0.075 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date.The embedded conversion option will be treated as a bifurcated derivative liability.

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Warrants are initially exercisable for a period of three years at a price of $0.095 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant.

Issuance of Convertible Note

On August 18, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the Buyer its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 800,000 shares of the common stock of the Company for which the Company received consideration of $210,000. In addition, the Company entered into a Registration Rights Agreement with the Buyer and issued the Buyer 100,000 common shares as a commitment fee.

The note matures one year from issuance and provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0.075 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. The embedded conversion option will be treated as a bifurcated derivative liability.

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Warrants are initially exercisable for a period of three years at a price of $0.095 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melio license agreement and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 7, 2021. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Adhera Therapeutics, Inc., a Delaware corporation. and its wholly-owned subsidiaries, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc., Atossa Healthcare, Inc., and IthenaPharma, Inc. Unless otherwise specified, all amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Pink Market, under the symbol “ATRX.”

Corporate Overview

Nature of Business

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” the “Company,” “we,” “our,” or “us”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company. As of June 30, 2021, all of the subsidiaries of Adhera Therapeutics, Inc. are inactive.

As a result, as of the date of this report, we are not engaged in any research, development or commercialization activities, and we are not generating any revenues from operations. Moreover, as of the date of this report, we do not have any personnel other than a contracted Chief Executive Officer.

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

To the extent that resources have been available, we have continued to work with its advisors to restructure our company and to identify potential strategic transactions, including the Melior transaction described above to enhance the value of our company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Operating Expenses

Our operating expenses for the three months ended June 30, 2021, and 2020 are summarized as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)
(in thousands)
Sales and marketing	$8	$13	$(5)
General and administrative expenses	121	343	(222)
Total operating expenses	$129	$356	$(227)

Sales and Marketing

For the three months ended June 30, 2021, sales and marketing expense decreased by approximately $5,000 as compared to the three months ended June 30, 2020. Sales and marketing expenses for the three months ended June 30, 2020 and June 30, 2021 were primarily related to storage and other related costs incurred for Prestalia® inventory.

General and Administrative

General and administrative expense decreased by approximately $222,000 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease was primarily due to a reduction in personnel related expenses and public company fees including legal expenses and insurance for the three months ended June 30, 2021, as compared to the same period of 2020.

Other Expense

	Three Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)
(in thousands)
Interest expense	$(248)	$(417)	$(169)
Other income	-	40	40
Derivative expense	(87)	-	87
Amortization of debt discount	(50)	(173)	(123)
Total other expense, net	$(385)	$(550)	$(165)

Interest expense for the three months ended June 30, 2021 decreased by $169,000 compared to the three months ended June 30, 2020 primarily due to a decrease in the amortization of debt discounts for our outstanding convertible notes. The amortization of debt discount decreased by $123,000 primarily due to the maturity of outstanding convertible notes. Other income for the three months ended June 30, 2020, was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation with a third-party vendor. The derivative expense was due to a conversion feature on a convertible note that was classified as a derivative on our balance sheet as of June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Operating Expenses

Our operating expenses for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)
(in thousands)
Sales and marketing	$17	$798	$(781)
General and administrative expenses	222	881	(659)
Total operating expenses	$239	$1,679	$(1,440)

Sales and Marketing

For the three months ended June 30, 2021, sales and marketing expense decreased by approximately $781,000 as compared to the six months ended June 30, 2020. Sales and marketing expenses for the six months ended June 30, 2020 were primarily related to regulatory costs incurred for maintaining the Prestalia® NDA including approximately $679,000 of PFUFA fees. No such costs were incurred for the same period of 2021.

General and Administrative

General and administrative expense decreased by approximately $659,000 for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to a reduction in personnel related expenses and public company fees including legal expenses and insurance for the six months ended June 30, 2021 as compared to the same period of 2020.

Other Expense

	Six Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)
(in thousands)
Interest expense	$(491)	$(827)	$(336)
Other income	-	40	40
Derivative expense	(87)	-	87
Amortization of debt discount	(125)	(278)	(153)
Total other expense, net	$(703)	$(1,065)	$(362)

Interest expense for the six months ended June 30, 2021, decreased by $336,000 compared to the six months ended June 30, 2020 primarily due to a decrease in the amortization of debt discounts for our convertible notes loans. The amortization of debt discount decreased by $153,000 primarily due to the maturity of our outstanding convertible notes. Other income for the six months ended June 30, 2020, was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation with a third-party vendor. The derivative expense was due to a conversion feature on a convertible note that was classified as a derivative on our balance sheet as of June 30, 2021.

Liquidity & Capital Resources

Working Capital

(in thousands)	June 30, 2021	December 31, 2020
Current assets	$42	$1
Current liabilities	(16,382)	(14,774)
Working capital deficit	$(16,340)	$(14,773)

Negative working capital as of June 30, 2021, was approximately $16.3 million as compared to negative working capital of approximately $14.8 million as of December 31, 2020. The decrease in working capital is primarily related to an increase in current liabilities of approximately $1.5 million including approximately $747,000 in accrued dividends, $559,000 of accrued expenses and an increase in our convertible notes payable of approximately $176,000.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $118,000 during the six months ended June 30, 2021. This was primarily due to our net operating loss of approximately $942,000, partially offset by non-cash interest expense related to our term loans of $487,000, non-cash amortization of debt discount and fees of $129,000 and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $121,000.

Net cash used in operating activities was approximately $490,000 during the six months ended June 30, 2020. This was primarily due to our net operating loss of approximately $2.7 million, partially offset by increase in accounts payable and accrued expenses of approximately $914,000, and non-cash interest expense related to our term loans and other changes in operating assets and liabilities.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2021, or June 30, 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, and 2020 was approximately $159,000 and $448,000, respectively from the issuance of convertible notes to certain accredited investors, net of issuance costs

We will need to raise immediate additional operating capital to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2021, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended June 30, 2021.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2021, was not effective.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

If we are unable to successfully commercialize MLR-1019 or are unable to make milestone payments, our result of operations would be adversely affected.

We recently entered into an exclusive license agreement with Melior Pharmaceuticals II, LLC to develop and commercialize MLR-1019 as a new class of therapeutics for Parkinson’s Disease.   Upon MLR-1019 meeting certain milestones, the Company is required to make payments which aggregate approximately $21.75 million.  We currently do not have enough capital to meet any milestone and cannot assure you will be successful in raising the $250,000 we need to attempt to meet the first milestone.   If any milestone is met, we can provide you with no assurance that we will be able to raise capital in order to fund that milestone.   Additionally, if the drug candidate fails to meet any of the milestones and therefore is unable to be commercialized, we will receive no benefits from this license.   In any such event, our results of operations will suffer and we may need to cease operations.

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

4.3	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference).

4.4

Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference)

4.5 (1)	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed herewith)

4.6 (1)	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed herewith)

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: August 23, 2021	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive Officer and Principal Financial Officer)

