Form 10-Q
period 2021-09-30
Adhera Therapeutics, Inc.
filed 2021-11-22
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 22, 2021, there were 15,575,294 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$151	$1
Total current assets	151	1
Total assets	$151	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,287	$2,257
Due to related party	4	4
Accrued expenses	2,874	2,112
Accrued dividends	5,211	4,083
Term loan	5,677	5,677
Convertible notes payable, net	862	641
Derivative liability	3,475	—
Total current liabilities	20,390	14,774
Total liabilities	20,390	14,774
Commitments and contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized Series C convertible preferred stock, $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding as of September 30, 2021, and December 31, 2020. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares designated; 40 shares issued and outstanding as of September 30, 2021, and December 31, 2020. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares designated; 3,400 and 3,458 shares issued and outstanding as of September 30, 2021, and December 31, 2020. ($17,000,000 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares designated; 361 shares issued and outstanding as of September 30, 2021, and December 31, 2020. ($1,805,000 liquidation preference)	—	—
Series G convertible preferred stock, $0.01 par value, 6,000 shares designated; zero shares outstanding as of September 30, 2021, and December 31, 2020.	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 14,485,438 and 11,112,709 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	87	67
Additional paid-in capital	30,647	29,772
Accumulated deficit	(50,973)	(44,612)
Total stockholders’ deficit	(20,239)	(14,773)
Total liabilities and stockholders’ deficit	$151	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share amounts)

	For the Three-Months ended		For the Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses
Sales and marketing	$-	$20	$17	$818
General and administrative	232	174	454	1,055
Total operating expenses	231	194	471	1,873
Loss from operations	(231)	(194)	(471)	(1,873)
Other income (expense)
Interest expense	(261)	(255)	(749)	(1,082)
Other Income	-	5	-	45
Loss on extinguishment of debt	(177)	-	(177)	-
Derivative expense	(2,968)	-	(3,055)	-
Amortization of debt discount	(101)	(95)	(230)	(373)
Total other income (expense)	(3,507)	(345)	(4,211)	(1,410)
Net loss	(3,739)	(539)	(4,682)	(3,283)
Dividends	(406)	(388)	(1,679)	(1,153)
Net Loss Applicable to Common Stockholders	$(4,145)	$(927)	$(6,361)	$(4,436)
Net loss per share – Common Stockholders - basic and diluted	$(0.32)	$(0.09)	$(0.54)	$(0.41)
Weighted average shares outstanding - basic and diluted	12,986,391	10,869,530	11,742,315	10,869,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Total
Balance, December 31, 2019	100	-	40	-	3,478	-	361	-	10,869,530	65	29,375	(39,327)	(9,887)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(383)	(383)
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	-	-	239	-	239
Share based compensation	-	-	-	-	-	-	-	-	-	-	36	-	36
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,838)	(1,838)
Balance, March 31, 2020	100	-	40	-	3,478	-	361	$-	10,869,530	65	$29,650	$(41,548)	$(11,833)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(382)	(382)
Benefical conversion feature - convertible notes	-	-	-	-	-	-	-	-	-	-	50	-	50
Share based compensation	-	-	-	-	-	-	-	-	-	-	(26)	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(906)	(906)
Balance, June 30, 2020	100	-	40	-	3,478	-	361	$-	10,869,530	65	$29,674	$(42,836)	$(13,097)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(388)	(388)
Share based compensation	-	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(539)	(539)
Balance, September 30, 2020	100	-	40	-	3,478	-	361	$-	10,869,530	65	$29,672	$(43,763)	$(14,026)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Total
Balance, December 31, 2020	100	$-	40	$-	3,458	$-	361	$-	11,112,709	$67	$29,772	$(44,612)	$(14,773)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	(377)
Issuance of common stock for convertible note conversion	-	-	-	-	-	-	-	-	518,000	3	23	-	26
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	28	-	28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	(428)
Balance, March 31, 2021	100	$-	40	$-	3,458	$-	361	$-	11,630,709	$70	$30,328	$(45,922)	$(15,524)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	11	(392)	(381)
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	69	-	69
Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	-	-	53,571	-	-	-	-
Issuance of common stock for Series E conversion	-	-	-	-	(8)	-	-	-	101,010	1	9	-	10
Net loss	-	-	-	-	-	-	-	-	-	-	-	(514)	(514)
Balance, June 30, 2021	100	$-	40	$-	3,450	$-	361	$-	11,785,290	$71	$30,417	$(46,828)	$(16,340)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	25	(406)	(381)
Issuance of warrants and common stock with convertible notes -	-	-	-	-	-	-	-	500,148	3	154			157
Issuance of common stock for convertible note and interest conversions									1,700,000	10	75		85
Reclassification of derivative	-										(21)		(21)
Issuance of common stock for Series E conversion	-	-	-	-	(50)	-	-	-	500,000	3	(3)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,739)	(3,739)
Balance, September 30, 2021	100	$-	40	$-	3,400	$-	361	$-	14,485,438	$87	$30,647	$(50,973)	$(20,239)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months ended September 30,
	2021	2020

Cash Flows Used in Operating Activities:
Net loss	$(4,682)	$(3,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	-	8
Loss on debt extinguishment	177	-
Amortization of debt discount	230	765
Derivative expense	3,055	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	316
Accounts payable	30	850
Accrued interest	749	689
Accrued expenses	72	157

Net Cash Used in Operating Activities	(369)	(498)

Cash Flows Provided By Financing Activities:
Proceeds from notes payable, net or original issue discounts	591	553
Notes payable issuance costs	(72)	(105)
Net Cash Provided by Financing Activities	519	448
Net (decrease) in cash	150	(50)
Cash – Beginning of Period	1	50
Cash - End of Period	$151	$-

Supplementary Cash Flow Information:

Non-cash Investing and Financing Activities:
Dividends	$1,679	$1,153
Conversion of Series E to common stock	4	-
Beneficial conversion feature on issuance notes payable	-	50
Cashlesss exercise of Series E warrants	4	-
Issuance of common stock for conversion of convertible debt	111	-
Debt discounts for issuance costs, warrants and derivatives	473	239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales. In October 2021, the company commenced the manufacturing of drug product for use in the development of MLR-1019.

On August 24, 2021, the Company as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. for the development, commercialization and exclusive license of Melior’s MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021 the Company as licensee expanded the exclusive licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Melior’s Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

To the extent that resources have been available, the Company has continued to work with its advisors to restructure our company and to identify potential strategic transactions, including the Melior transactions described above. There can be no assurance that the Company will be successful in raising sufficient capital to meet its obligations under the Melior license agreements. If the Company does not raise substantial additional capital to develop and commercialize repay its indebtedness which is in default or restructure the indebtedness, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the Nine months ended September 30, 2021, are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had cash and cash equivalents of approximately $151,000 and has negative working capital of approximately $20.2 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss of approximately $4.7 million for the nine months ended September 30, 2021. The Company had an accumulated deficit of approximately $51.0 million as of September 30, 2021.

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

As of September 30, 2021, the Company measured conversion features on outstanding convertible notes as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $3.5 million. The value of the derivative liability as of September 30, 2021 was determined by using the binomial lattice model using the following inputs: 0.09% risk free rate, volatility of 404% and time to maturity of 0 - .18 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of September 30, 2021, and there were no liabilities or assets measured at fair value on a reoccurring or non-recurring basis as of December 31, 2020.

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$3,475	$3,475
Total	$-	$-	$3,475	$3,475

A roll forward of the level 3 valuation financial instruments is as follows:

	Nine months Ended September 30, 2021
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2020	$—	$—	$—
Initial valuation of derivative liabilities included in debt discount	—	223	223
Initial valuation of derivative liabilities included in derivative expense	—	619	619
Reclassification of derivative liabilities to gain on debt extinguishment	—	(92)	(92)
Reclass from Additional paid-in capital	46	244	290
Change in fair value included in derivative expense	361	2,074	2,435
Balance at September 30, 2021	$407	$3,068	$3,475

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the relative fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the fair value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”),the binomial model or the Monte Carlo Method based upon the underlying conversion features of the debt and then computes and records the relative fair value as a debt discount. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, it first assess whether the conversion feature meets the requirements to be accounted for as stock settled debt. If it does not meet that requirements then it is assessed on whether the conversion feature should be bifurcated and treated as a derivative liability, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

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

Not Yet Adopted

In May 2021, FASB issued ASU 2021-04: Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic:

1.	An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument.

2.	An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows:

	a.	For a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged. Specifically, an entity should consider:

		i.	An increase or a decrease in the fair value of the modified or exchanged written call option in applying the 10 percent cash flow test and/or calculating the fees between debtor and creditor in accordance with Subtopic 470-50, Debt—Modifications and Extinguishments.

		ii.	An increase (but not a decrease) in the fair value of the modified or exchanged written call option in calculating the third-party costs in accordance with Subtopic 470-50.

	b.	For all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged.

3.	An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration, as follows:

	a.	A financing transaction to raise equity. The effect should be recognized as an equity issuance cost in accordance with the guidance in Topic 340, Other Assets and Deferred Costs.

	b.	A financing transaction to raise or modify debt. The effect should be recognized as a cost in accordance with the guidance in Topic 470, Debt, and Topic 835, Interest.

	c.	Other modifications or exchanges that are not related to financings or compensation for goods or services or other exchange transactions within the scope of another Topic. The effect should be recognized as a dividend. For entities that present EPS in accordance with Topic 260, that dividend should be an adjustment to net income (or net loss) in the basic EPS calculation.

An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation—Stock Compensation. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction.

The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(3,739)	$(539)	$(4,682)	$(3,283)
Dividends	(406)	(388)	(1,679)	(1,153)
Net Loss allocable to common stockholders	$(4,145)	$(927)	$(6,361)	$(4,436)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	12,986,391	10,869,530	11,742,315	10,869,530
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.32)	$(0.09)	$(0.54)	$(0.41)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	2021	2020
Convertible Notes	24,332,784	23,690,018
Stock options outstanding	387,550	1,216,350
Warrants	61,306,350	69,047,000
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	43,514,922	41,597,256
Series F Preferred Stock	4,519,872	4,230,973
Total	134,178,046	139,898,264

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

The unpaid principal balance of the Notes, plus accrued and unpaid interest thereon, matured on June 28, 2020. The Notes are secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries.

On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%. On June 28, 2020, the Company defaulted on the maturity date principal payment.

The Company recognized approximately $215,000 and $986,000 in interest expense related to Notes for the three and nine months ended September 30, 2020, including $0 and $347,000 related to the amortization of debt issuance costs. The Company recognized approximately $215,000 and $637,000 in interest expense related to the Notes for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the debt discount and issuance costs for this term loan were fully amortized.

As of September 30, 2021, the Company had approximately $1.8 million of accrued interest on the Notes included in accrued expenses and remains in default on the repayment of approximately $5.7 in principal and interest on the Notes.

CONVERTIBLE PROMISSORY NOTES

The following table summarizes the Company’s outstanding convertible notes as of September 30, 2021, and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Convertible Notes	$1,296	$720
Unamortized discounts	(434)	(79)
	$862	$641

Five convertible notes with outstanding principal of approximately $788,000 were in default as of the issuance date of this report.

Secured Convertible Promissory Note – February 2020

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors and issued the investors, (i) original issue discount Convertible Promissory Notes (the “Convertible Notes”), with a principal of $550,500 issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes.

The maturity date was August 5, 2020. Interest shall accrue to the Holders on the aggregate unconverted and then outstanding principal amount of the Notes at the rate of 10% per annum, calculated on the basis of a 360-day year and accrues daily.

On or after May 5, 2020, until the Convertible Notes are no longer outstanding, the Convertible Notes are convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the noteholder. The conversion price is the lower of: (i) $0.50 per share of Common Stock and (ii) 70% of the volume weighted average price of the Common Stock on the trading market on which the Common Stock is then listed or quoted for trading for the prior ten (10) trading days (as adjusted for stock splits, stock combinations and similar events); provided, that if the Notes are not prepaid on or before May 5, 2020, then the conversion price shall be the lower of (x) 60% of the conversion price as calculated above or (y) $0.05 (as adjusted for stock splits, stock combinations and similar events). The conversion price of the Convertible Notes shall also be adjusted as a result of subsequent equity sales by the Company, with customary exceptions.

The exercise price of the Warrants shall be equal to the conversion price of the Convertible Notes, provided, that on the date that the Convertible Notes are no longer outstanding, the exercise price shall be fixed at the conversion price of the Convertible Notes on such date, with the exercise price of the Warrants thereafter (and the number of shares of Common Stock issuable upon the exercise thereof) being subject to adjustment as set forth in the Warrants. The warrants have a 5-year term.

The Company recorded a discount related to the Warrants of approximately $322,000, which includes an allocation of OID and issue costs of $30,000 and $53,000 based on the relative fair value of the instruments as determined by using the Monte-Carlo simulation model. The Company also recorded the remaining debt discount related to the convertible debt OID of approximately $21,000 and debt issuance costs of $38,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method. Total discounts recorded were $380,593.

On June 15, 2020, the Company defaulted on certain covenants in the 2020 term loan and the interest rate reset to the default rate of 18%.

The Company recognized $31,000 and $86,000 in interest expense related to the notes for the three and nine months ended September 30, 2020, respectively including $7,000 and $38,000 related to the amortization of debt issuance costs. The Company amortized $67,000 and $343,000 of debt discount for the three and nine months ended September 30, 2020, respectively. The Company recognized approximately $25,000 and $75,000 in interest expense related to the notes for the three and Nine months ended September 30, 2021, respectively. As of September 30, 2021, the debt discounts for this Convertible Note were fully amortized.

On March 19, 2021, the holder of the Convertible Note converted $25,900 of interest into 518,000 shares of common stock.

On July 29, 2021, the holder of the Convertible Note converted $27,500 of interest into 550,000 shares of common stock.

On August 16, 2021, the holder of the Convertible Note converted $25,000 of principal and interest into 500,000 shares of common stock.

On September 13, 2021, the holder of the Convertible Note converted $32,500 of principal and interest into 650,000 shares of common stock.

The total note principal and interest converted during the nine months ended September 30, 2021 was $110,900 and 2,218,000 common shares issued were valued at fair value based on the quoted trading prices on the conversion dates aggregating $379,422 resulting on a loss on debt extinguishment of $268,522. In addition, derivative fair value of $91,890 relating to the portion of the Note converted was settled resulting in gain on extinguishment of $91,890. The net loss on extinguishment was $176,632. The total shares issued upon conversion during the nine months ended September 30, 2021, was $2,218,000.

During the quarter ended September 30, 2021, the Company reclassified the warrant and conversion feature on the note from equity and recognized approximately $2.0 million as a derivative liability on the accompanying balance sheet.

As of September 30, 2021, the Company had accrued interest on the Convertible Note of approximately $90,000.

As of September 30, 2021, the Company remains in default on the repayment of remaining principal of $499,615 and accrued interest on the Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2020

On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note with a principal of $58,055, for a purchase price of $52,500, net of the original issue discount of $5,555. The Convertible Note matured on December 26, 2020. Interest accrues on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year. The Company incurred approximately $14,000 in debt issuance costs.

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

For the three and nine months ended September 30, 2020, the Company recognized approximately $9,000 and $10,000 in interest expense including $7,000 and $8,000 related to the amortization of debt issuance costs, respectively. For the three and nine months ended September 30, 2020, the Company recognized $28,000 and $30,000 related to the amortization of debt discount.

On August 5, 2020, the Company defaulted on certain covenants in the loan and the interest rate reset to the default rate of 18%.

For the three and nine months ended September 30, 2021, the Company recognized approximately $3,000 and $8,000 in interest expense related to the note, respectively. As of September 30, 2021, the debt discount and issuance costs for the loan were fully amortized.

As of September 30, 2021, the Company remains in default on the repayment of principal of $58,055 and approximately $13,000 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – October 2020

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note with a principal of $111,111, for a purchase price of $100,000. The note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price of the notes is subject to anti-dilution price protection and on March 19, 2021, the conversion price of the notes was adjusted to $0.05 per share. as a result of subsequent equity sales by the Company.

The obligations of the Company under the note are secured by a senior lien and security interest in all of the assets of the Company.

The Company recorded approximately $9,000 in debt issuance cost to be amortized over the life of the loan using the straight-line method.

The interest rate on the note was 10% per annum, calculated on the basis of a 360-day year. On April 30, 2021, the note matured and the Company defaulted on the note and the interest rate on the loan reset to 18%.

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

For the three and nine months ended September 30, 2021, the Company recognized approximately $5,000 and $15,600 in interest expense including $0 and $2,600 related to the amortization of debt issuance costs, respectively. For the three and nine-month period ended September 30, 2021, the Company recognized $0 and $79,000 and related to the amortization of debt discount. As of September 30, 2021, the debt discount and issuance costs for the loan were fully amortized. No interest expense or debt discount was recognized for the same period of 2020.

During the quarter ended September 30, 2021, the Company reclassified the warrant and conversion feature on the note from equity and recognized approximately $76,000 as a derivative liability on the accompanying balance sheet.

As of September 30, 2021, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $13,000.

As of September 30, 2021, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – January 2021

On January 31, 2021, the Company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal of $52,778, for a purchase price of $47,500, net of original issue discount of $5,278. The Note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price of the notes is subject to anti-dilution price protection and will be adjusted upon subsequent equity sales by the Company.

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

The interest rate on the note was 10% per annum, calculated on the basis of a 360-day year. On July 31, 2021, the note matured and the Company defaulted on the note and the interest rate on the loan reset to the default rate of 18% per annum.

The Company recorded a discount related to the warrants of approximately $32,000, which includes an allocated original issue discount, of $3,000 and allocated issuance costs of $1,000 based on the relative fair value of the instruments as determined by using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were a risk-free rate of 0.45%, volatility of 240.83%, and an expected term of one year in calculating the fair value of the warrants.

The Company also recorded a debt discount related to the convertible debt of approximately $2,000 remaining original issue discount and remaining debt issuance cost of $1,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method.

Total discounts recorded including the original issue discount wer approximately $35,000.

For the three and nine-month periods ended September 30, 2021, the Company recognized approximately $2,900 and $5,700 in interest expense including approximately $100 and $700 related to the amortization of debt issuance costs, respectively. For the three and nine-month period ended September 30, 2021, the Company recognized $5,600 and $34,000 related to the amortization of debt discount. No interest expense or debt discount was recognized for the same period of 2020.

As of September 30, 2021, the Company has outstanding principal of $52,778 on the note, has recorded approximately $5,000 of accrued interest. As of September 30, 2021, the debt discount and issuance costs on the note were fully amortized.

As of September 30, 2021, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – April 2021

On April 12, 2021, the Company issued to an accredited investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,667, for a purchase price of $60,000 net of an original discount of $6,667. Additionally, the Company issued to the investor 800,000 five-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. The warrants have full ratchet protection.

The note matured on October 12, 2021, Interest accrues on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on-the-basis of a 360-day year.

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

The Company recorded a discount related to the warrants of approximately $34,000, which includes approximately $3,700 of OID discount allocated under the relative fair value method, and a remaining discount related to the OID of $3,000 based on the relative fair value of the instruments. The fair value of the warrants on which the relative fair value is based was determined by using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model were a risk-free rate of 0.89%, volatility of 240.64%, and an expected term of one year in calculating the fair value of the warrants.

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

For the three and nine-month period ended September 30, 2021, the Company recognized approximately $19,000 and $35,000, respectively related to the amortization of debt discount. For the three and nine-month periods ended September 30, 2021, the Company recognized approximately $1,700 and $3,200 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2020.

As of September 30, 2021, the Company has recorded $66,667 of principal and approximately $2,400 of unamortized debt discount and $3,200 of accrued interest for the note on the accompanying balance sheet.

On October 12, 2021, the Company defaulted on the note and the interest rate on the note reset to 18% per annum. Upon default, and upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – June 2021

On June 25, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000, net of an original issue discount of $3,500. Additionally, the Company issued to the investor 800,000 three-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate Exercise Price of this Warrant shall remain $76,000 which is a full ratchet price protection provision

The note matures on June 25, 2022, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

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

The Company incurred approximately $9,300 in debt issuance costs.

The company also issued 47,547 shares of common stock as a commission fee to the investment banker. The fair value of the common stock which was approximately $5,040 was recorded as debt issuance expense.

Due to the variability in the conversion price of the Note the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $102,823 with $87,039 charged to derivative expense and $15,784 recorded as a debt discount.

Total discounts recorded were $66,500. The Company recorded an original issue discount of $3,500, a discount of $9,300 for issuance costs, a discount related to the warrants of approximately $37,916 and a discount related to the derivative of $15,784 based on the relative fair value of the instruments. The warrant fair value on which the relative fair value was based was determined by using a simple binomial lattice model. The assumptions used in the model were a risk-free rate of 0.48%, volatility of 302.11%, and an expected term of 0.60 years in calculating the fair value of the warrants.

On August 11, 2021, the exercise price of the warrants was adjusted to $0.075 and the Company issued an additional 213,333 warrants to the note holder. The Company recorded approximately $25,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.81, volatility of 209%, and expected term of 0.57 years in calculating the fair value of the warrants.

For the three and nine-month period ended September 30, 2021, the Company recognized approximately $13,000 and $18,000 to the amortization of debt discount. For both the three and nine-month periods ended September 30, 2021, the Company recognized approximately $4,000 in interest expense. No interest expense or debt discount was recognized for the same period of 2020.

At September 30, 2021, the Company has recorded $66,500 of outstanding principal and approximately $4,000 of accrued interest and $49,000 of unamortized discount and issuance expenses.

Convertible Promissory Note – August 11, 2021

On August 11, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the investor its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 800,000 shares of the common stock of the Company for which the Company received consideration of $210,000 net of an original issued discount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 100,000 common shares as a commitment fee.

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

The Company incurred approximately $30,000 in debt issuance costs.

The Company also issued 140,000 shares of common stock to the investment banker as a commission on the note.

Due to the variability in the conversion price of the Note the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $340,893 with $234,388 charged to derivative expense and $106,505 recorded as a debt discount.

The Company recorded a total debt discount of $220,500 including an original issue discount of $10,500, a discount related to the warrants of approximately $56,454 a discount related to issuance costs of $30,000 and a discount related to the issuance of common stock of approximately $17,041, and a $106,505 discount related to the initial derivative value of the embedded conversion feature on the note all based on the relative fair value of the instruments,

The fair value of the warrants on which the relative fair value was based was determined by using a simple binomial lattice model. The assumptions used in the model were a risk-free rate of 0.81%, volatility of 253%, and an expected term of one year in calculating the fair value of the warrants. The discounts are being amortized over the term of the convertible note.

For the three and nine-month period ended September 30, 2021, the Company recognized approximately $30,810 for the amortization of the debt discount. For both the three and nine-month periods ended September 30, 2021, the Company recognized approximately $3,000 in interest expense.

At September 30, 2021, the Company has remaining $220,500 of outstanding principal and approximately $3,000 of accrued interest and $190,000 of unamortized discount.

Convertible Promissory Note – August 17, 2021

On August 17, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the Buyer its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 800,000 shares of the common stock of the Company for which the Company received consideration of $210,000 net of original discount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the Buyer and issued the Buyer 100,000 common shares as a commitment fee.

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

The Warrants are initially exercisable for a period of three years at a price of $0.095 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant

The Company incurred approximately $30,000 in debt issuance costs. The Company also issued 112,601 shares of common stock to the investment banker as a commission on the note.

Due to the variability in the conversion price of the Note, the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $398,404 with $297,833 charged to derivative expense and $100,571 recorded as a debt discount.

The Company recorded a total debt discount of $220,500 including an original issue discount of $10,500, a discount related to the warrants of approximately $62,220 a discount related to issuance costs of $30,000 a discount related to the issuance of common stock of approximately $17,209, and a $100,571 discount related to the initial derivative value of the embedded conversion feature on the Note all based on the relative fair value of the instruments.

The fair value of the warrants on which the relative fair value was based was determined by using a simple binomial lattice model. The assumptions used in the model were a risk-free rate of 0.77%, volatility of 254%, and an expected term of one year in calculating the fair value of the warrants. The discounts are being amortized over the life of the convertible note.

At September 30, 2021, the Company has recorded $220,500 of outstanding principal and approximately $3,000 of accrued interest and $193,000 of unamortized discount and issuance expenses.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the nine months ended September 30, 2021, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options of $842,120 was recorded as derivative liabilities of which $222,860 was allocated as a debt discount and $619,260 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a loss from the change in the derivative liabilities fair value of approximately $3.1 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the fair value of the derivative liabilities was estimated at issuance and at the September 30, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	247% to 412%
Risk-free interest rate	0.07% to 0.87%

For the three and nine-month period ended September 30, 2021, the Company recognized approximately $27,000 for the amortization of debt discount. For both the three and nine-month periods ended September 30, 2021, the Company recognized approximately $3,000 in interest expense.

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

No royalties were paid for the three or nine-month periods ended September 30, 2020, or 2021.

Novosom Agreements

In 2010, the Company entered into an asset purchase agreement with Novosom Verwaltungs GmbH (“Novosom”), pursuant to which the Company acquired intellectual property for Novosom’s SMARTICLES-based liposomal delivery system. In May 2018, the Company issued to Novosom 51,988 shares of our common stock, with a fair value of $75,000, as additional consideration pursuant to the Asset Purchase Agreement. Such shares were due to Novosom as a result of the receipt by our company of a license fee under the License Agreement that we entered into with Lipomedics Inc. in February 2017. On December 23, 2019, Novosom repurchased the acquired intellectual property for $45,000 of which $20,000 was payable upon execution of the agreement and $25,000 was to be paid upon the Company’s achievement of certain performance obligations by September 30, 2020.

The Company recognized $5,000 and $45,000 as other income from the agreement for the three and nine-month periods ended September 30, 2020, respectively.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of September 30, 2021, and December 31, 2020, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

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

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at September 30, 2021, and December 31, 2020.

Note 5 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share.

As of September 30, 2021, and December 31, 2020, 100 shares of Series C Preferred stock were outstanding.

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

As of September 30, 2021, and December 31, 2020, 40 shares of Series D Preferred were outstanding.

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

As of May 17, 2021, the three-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock. In addition, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

On July 30, 2021, and investor converted 50 shares of Series E Preferred stock with a state value of $250,000 into 500,000 shares of common stock.

As of September 30, 2021, the Company had a total of 30,405,600 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series E Preferred stock of approximately $4,756,000 and $3.7 million, as of September 30, 2021, and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were 3,400 and 3,458 Series E shares outstanding, respectively.

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

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of September 30, 2021, the Company had not repurchased the remaining shares.

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

As of September 30, 2021, the Company had a total of 3,088,500 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series F Preferred stock of approximately $455,000 and $347,000, as of September 30, 2021, and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were 361 Series F Preferred shares outstanding.

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

As of September 30, 2021, no Series G Preferred Stock has been issued by the Company.

Common Stock

On March 19, 2021, the Company issued 518,000 unregistered shares of common stock to the holder of the January 2020 convertible note for conversion of $25,900 in accrued interest.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock. In addition, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

On July 30, 2021, and investor converted 50 shares of Series E Preferred stock with a stated value of $250,000 into 500,000 shares of common stock.

On August 11, 2021, the Company issued 100,000 shares of common stock to a convertible note investor as a commitment fee which was valued at it relative fair value of $56,464.

On August 18, 2021, the Company issued 100,000 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $62,220.

On September 22, 2021, the Company issued 300,148 shares of common stock to an investment banker for commissions due under a banking agreement. The shares were recorded at their relative fair value of approximately $39,290.

During the three-month period ending September 30, 2021 the company issued 1.7 million common shares upon the conversion of $50,855 principal and $34,155 accrued interest on the February 2020 convertible note.

The common shares issued upon conversions of convertible notes for the nine months ended September 30,2021 were valued at fair value based on the quoted trading prices on the conversion dates aggregating $379,422 resulting in a loss on debt extinguishment of $268,522.

Warrants

As of September 30, 2021, there were 61,306,350 warrants outstanding, with a weighted average exercise price of $0.07 per share, and annual expirations as follows:

Warrant Summary:
	Shares	2023	2024	2025	2026
Series E Preferred	30,405,600	30,405,600
Series F Preferred	3,088,500	3,088,500
Convertible Notes	27,463,517		1,013,333	22,905,731	3,544,453
Other	348,733	10,080	335,452	3,201
Total Warrants	61,306,350	33,504,180	1,348,785	22,908,932	3,544,453

The above includes 60,957,617 price adjustable warrants.

A total of 343,750 warrants expired during the period. There were 75,000 Series E warrants exercised as of September 30, 2021 on a cashless basis.

Note 6 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the Nine months ended September 30, 2021.

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	391,350	$0.58
Options granted	—	—
Options expired / forfeited	(3,800)	2.60
Outstanding, September 30, 2021	387,550	0.99
Exercisable, September 30, 2021	387,550	$0.99

The following table summarizes additional information on stock options outstanding as of September 30, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.00	383,500	1.57	$0.98	383,500	$0.98
$1.70	4,050	.27	$1.70	4,050	$1.70

Totals	387,550	1.56	$0.99	387,550	$0.99

During the nine months ended September 30, 2021, the Company granted no stock options.

Total expense related to stock options was approximately $8,000 for the nine months ended September 30, 2020, respectively. No stock-based compensation expense was recognized for the nine-month period ended September 30, 2021.

As of September 30, 2021, the Company had no unrecognized compensation expense related to unvested stock options.

As of September 30, 2021, the intrinsic value of stock options outstanding was zero.

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

Share Repurchase Agreement

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of September 30, 2021, the Company had not repurchased the remaining shares.

Licensing Agreement– MLR 1019

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC (“MP”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments up to $21,750,000 upon meeting certain performance milestones, as well as a royalty of 5% of gross sales.

The license terminates upon the last expiration of the patents licensed by the Company, which is presently 2034 subject extensions and renewals of any of such patents. If the Company fails to get its common stock listed on Nasdaq or the NYSE (an “Uplisting Event”) within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights for using MP’s data shall terminate. Additionally, if the Company has completed the necessary steps to affect an Uplisting Event, the Company will have the option to purchase the all rights held by MP on the MLR-1019 licensed products in consideration for 10% of the outstanding shares of the Company’s common stock (immediately post Uplisting Event) and 2.5% royalty of future gross product sales.

As of September 30, 2021, no performance milestones had been met.

Licensing Agreement – MLR 1023

On August 24, 2021, the Company as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. for the development, commercialization and exclusive license of Melior’s MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments up to $21,750,000 upon meeting certain performance milestones, as well as a tiered royalty of 8-12% of gross sales.

If the Company fails to raise $4.0 million dollars within 120 days of the Effective Date then the License shall immediately terminate unless, by 120 Days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 Days shall be provided to allow for the completion of required fundraising.

Note 8 - Subsequent Events

Except for the events discussed below, there were no subsequent events that required recognition or disclosure.

Issuance of Common Stock

On October 4, 2021, the Company issued 525,000 shares of common stock upon the conversion of $26,250 of principal and interest on the January 2020 convertible note.

Secured Note Default

On July 30, 2021, the Company defaulted under the Secured Convertible Promissory Note from January 2021 and the interest rate on the note reset to 18%.

Issuance of Common Stock

On October 4, 2021, the Company issued 255,540 shares of common stock upon the conversion of 20 shares Series E Preferred stock and accrued dividends.

Issuance of Common Stock

On October 15, 2021, the Company issued 37,043 shares of common stock upon the conversion of 3 shares of Series F Preferred stock and accrued dividends.

Issuance of a Convertible Note

On October 7, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received consideration of $110,000. In addition, the Company issued 59,523 shares of common stock as a commitment fee to the Buyer.

The Note is due October 5, 2022. The Note provides for guaranteed interest at the rate of 10% per annum, payable at maturity. The Note is convertible into shares of common stock at any time following the date of cash payment at the Buyer’s option at a conversion price of $0.075 per share, subject to certain adjustments.

The Warrants are exercisable for three-years from October 5, 2021, at an exercise price of $0.095 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.05. The company will record a debt discount related to the relative fair value of the warrants.

Issuance of a Convertible Note

On October 13, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received consideration of $110,000. In addition, the Company issued 59,523 shares of common stock as a commitment fee to the Buyer.

The Note is due October 7, 2022. The Note provides for guaranteed interest at the rate of 10% per annum, payable at maturity. The Note is convertible into shares of common stock at any time following the date of cash payment at the Buyer’s option at a conversion price of $0.075 per share, subject to certain adjustments.

The Warrants are exercisable for three-years from October 7, 2021, at an exercise price of $0.095 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.05. The company will record a debt discount related to the relative fair value of the warrants.

Extension of Notes Maturity Date

On October 27, 2021, the Company and the institutional investor who holds two convertible promissory notes agreed to extend the maturity date of each of the Notes by six months. The $220,500 Note issued in August 2021 had its maturity date extended to February 17, 2023, and the $66,500 Note issued in June 2021 had its maturity date extended to December 25, 2022.

Issuance of Common Stock

On November 4, 2021, the Company issued 153,227 shares of common stock upon a cashless exercise of 250,000 warrants issued with the April 2021 Convertible Note.

Licensing Agreement MLR-1023 Amendment

On November 17, 2021, Melior Pharmaceuticals I, Inc. extended the Company’s timeline from 120 days to 180 days from the effective of the agreement for the Company to raise $4.0 million dollars unless, by 180 Days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 Days shall be provided to allow for the completion of required fundraising.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melior license agreement and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 7, 2021. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Corporate Overview

Nature of Business

We are an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company.

On July 28, 2021, we as licensee and Melior Pharmaceuticals II, LLC entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 24, 2021, we as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. for the development, commercialization and exclusive license of MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the an exclusive licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

To the extent that resources have been available, we have continued to work with its advisors to restructure our company and to identify potential strategic transactions, including the Melior transaction described above to enhance the value of the company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the immediate future, it is likely that the company will discontinue all operations and seek bankruptcy protection.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Operating Expenses

Our operating expenses for the three months ended September 30, 2021, and 2020 are summarized as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)
(in thousands)
Sales and marketing	$-	$20	$(20)
General and administrative expenses	232	174	58
Total operating expenses	$232	$194	$38

Sales and Marketing

For the three months ended September 30, 2021, sales and marketing expense decreased by approximately $20,000 as compared to the three months ended September 30, 2020. Sales and marketing expenses for the three months ended September 30, 2020, and September 30, 2021 were primarily related to storage and other related costs incurred for Prestalia® inventory.

General and Administrative

General and administrative expense increased by approximately $58,000 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to an increase in public company fees including legal expenses and fees paid for investor relation services.

Other Expense

	Three Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)
(in thousands)
Interest expense	$(261)	$(255)	$6
Other income	-	5	5
Loss on extinguishment of debt	(177)	-	177
Derivative expense	(2,968)	-	2,968
Amortization of debt discount	(101)	(95)	6
Total other expense, net	$(3,507)	$(345)	$3,162

Interest expense for the three months ended September 30, 2021 increased by $6,000 compared to the three months ended September 30, 2020 primarily due to an increase in interest as a result of an increase in our outstanding convertible notes. Other income for the three months ended September 30, 2020, was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation with a third-party vendor. The increase of $2,968 for derivative expense was due to conversion features and warrants on convertible notes that were classified as a derivative on our balance sheet as of September 30, 2021. The loss on extinguishment of debt was due to the conversion of principal and interest on our outstanding convertible notes.

Comparison of the Nine Months Ended September 30, 2021, to the Nine Months Ended September 30, 2020

Operating Expenses

Our operating expenses for the Nine months ended September 30, 2021, and 2020 are summarized as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)
(in thousands)
Sales and marketing	$17	$818	$(801)
General and administrative expenses	454	1,055	(601)
Total operating expenses	$471	$1,873	$(1,402)

Sales and Marketing

For the three months ended September 30, 2021, sales and marketing expense decreased by approximately $801,000 as compared to the nine months ended September 30, 2020. Sales and marketing expenses for the nine months ended September 30, 2020 were primarily related to regulatory costs incurred for maintaining the Prestalia® NDA including approximately $679,000 of PFUFA fees. No such costs were incurred for the same period of 2021.

General and Administrative

General and administrative expense decreased by approximately $601,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to a reduction in personnel related expenses and public company fees including legal expenses and insurance for the nine months ended September 30, 2021 as compared to the same period of 2020.

Other Expense

	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)
(in thousands)
Interest expense	$(749)	$(1,082)	$(333)
Other income	-	45	45
Derivative expense	(3,055)		3,055
Loss on extinguishment of debt	(177)	-	177
Amortization of debt discount	(230)	(373)	(143)
Total other expense, net	$(4,211)	$(1,410)	$2,801

Interest expense for the nine months ended September 30, 2021, decreased by $333,000 compared to the nine months ended September 30, 2020 primarily due to a decrease in the amortization of debt issuance costs for our term notes. The amortization of debt discount decreased by $143,000 primarily due to the maturity of our outstanding convertible notes. Other income for the nine months ended September 30, 2020, was a result of fees received from release of certain intellectual property rights in 2019 from a third-party vendor and fees received from the cancellation of a contractual obligation with a third-party vendor. The increase in derivative expense was due to conversion features on a convertible notes that were classified as a derivative on our balance sheet as of September 30, 2021. The loss on extinguishment of debt was due to the conversion of principal and interest on our outstanding convertible notes.

Liquidity & Capital Resources

Working Capital

(in thousands)	September 30, 2021	December 31, 2020
Current assets	$151	$1
Current liabilities	(20,390)	(14,774)
Working capital deficit	$(20,239)	$(14,773)

Negative working capital as of September 30, 2021, was approximately $20.2 million as compared to negative working capital of approximately $14.8 million as of December 31, 2020. The decrease in working capital is primarily related to an increase in current liabilities of approximately $3.5 million including approximately $1.1 million in accrued dividends, $762,000 of accrued expenses and $3.5 million for a derivative liability related to our convertible notes.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $369,000 during the nine months ended September 30, 2021. This was primarily due to our net operating loss of approximately $4.6 million, partially offset by to our derivative expense of approximately $3.1 million, non-cash interest expense related to term loans of $749,000, non-cash amortization of debt discount of $230,000 and other changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of approximately $102,000.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2021, or September 30, 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, and 2020 was approximately $519,000 and $448,000, respectively from the issuance of convertible notes to certain accredited investors, net of issuance costs

We will need to raise immediate additional operating capital to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Future Financing

We do not have sufficient funds to meet our working capital needs for the next 12 months. We will require immediate additional funds to continue our business. Historically, we have raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2021, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended September 30, 2021.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2021, was not effective.

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

Management’s Plan to Remediate the Material Weakness

Providing funds are available, management plans to implement measures designed to ensure that control deficiencies, contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company including the need for outsourced expertise; and

●	Continuing to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We will continue to reassess our plans to remedy our internal control deficiencies in light of our personnel structure and our financial condition. We hope that such measures will lead to an improvement in the timely preparation of financial reports and strengthen our segregation of duties at our company. We are committed to developing a strong internal control environment, and we believe that the remediation efforts that we will implement will result in significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, our significant working capital deficiency may delay remediation.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to successfully commercialize MLR-1019 or any of our other product candidates and are unable to make milestone payments, our result of operations would be adversely affected.

We recently entered into an exclusive license agreement with Melior Pharmaceuticals II, LLC to develop and commercialize MLR-1019 as a new class of therapeutics for Parkinson’s Disease. Upon MLR-1019 meeting certain milestones, the Company is required to make payments which aggregate approximately $21.75 million. We currently do not have enough capital to meet any milestone and cannot assure you will be successful in raising the $250,000 we need to attempt to meet the first milestone. If any milestone is met, we can provide you with no assurance that we will be able to raise capital in order to fund that milestone. If the drug candidate fails to meet any of the milestones and therefore is unable to be commercialized, we will receive no benefits from this license. In any such event, our results of operations will suffer and we may need to cease operations. Additionally, MLR–1019 may be classified as a controlled substance in the United States which may have an adverse effect on our future revenues if we are able to commercialize it in the United States.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference)

4.3	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference)

4.5	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.5 to our Current Report on Form 10-Q dated August 23, 2021, and incorporated herein by reference)

4.6	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.6 to our Current Report on Form 10-Q dated August 23 ,2021, and incorporated herein by reference)

4.7	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 18, 2021, and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 18 , 2021, and incorporated herein by reference)

4.9	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101INS	Inline XBRL Instance Document (1)

101SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: November 22, 2021	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive Officer and Principal Financial Officer)

