Form 10-K
period 2021-12-31
Adhera Therapeutics, Inc.
filed 2022-04-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $0.8 million as computed by reference to the closing price of such common stock on the OTC Markets on such date.

The registrant had 17,293,237 shares of common stock, par value $0.006 per share, outstanding as of April 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

ADHERA THERAPEUTICS, INC.

2021 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Overview

Adhera Therapeutics, Inc. (“Adhera,” the “Company,” “we” “our” or “us”) is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company.

As described below, the Company was previously a commercially focused entity that leveraged innovative distribution models and technologies to improve the quality of care for patients in the United States suffering from chronic and acute diseases with a focus on licensed fixed dose combination therapies for hypertension. On January 4, 2021, the licensor terminated the licensing agreement for the product candidate. As a result, we were left with several license agreements, none of which we are exploiting.

On July 28, 2021, we as licensee and Melior Pharmaceuticals II, LLC (“MP2”) entered into an exclusive license agreement for the development and commercialization of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (“PD”) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use MP’s patents and know-how related to MLR-1019 to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 20, 2021, we as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc., (“MP1”). In this Report, we refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the exclusive MLR-1023 licensing agreement with MP1 to include two additional clinical indications, one for Non-Alcoholic Steatohepatitis (NASH) and the other for pulmonary inflammation.

The milestones and payment obligations and other material terms under the foregoing license agreements with Melior are summarized in the subsection titled “Partnering and Licensing Agreements” of this Form 10K.

To the extent that resources have been available, we have continued to work with our advisors in an effort to restructure our company and to identify potential strategic transactions, including the Melior transactions described above to enhance the value of the company. Because of our substantial unpaid debt, if we do not raise additional capital in the immediate future, it is likely that the company will discontinue all operations and may seek bankruptcy protection.

Corporate History

Adhera was incorporated under Delaware law under the name Nastech Pharmaceutical Company on September 23, 1983

On November 15, 2016, Adhera entered into an Agreement and Plan of Merger with IThenaPharma, Inc., a Delaware corporation (“Ithena”), IThena Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of IThena (“Merger Sub”), and a representative of the stockholders of IThena (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into IThena, with IThena surviving as a wholly-owned subsidiary of Adhera (such transaction, the “Merger”). As a result of the Merger, the former holders of IThena common stock immediately prior to the completion of the Merger owned approximately 65% of the issued and outstanding shares of Adhera common stock immediately following the completion of the Merger.

IThena was incorporated under Delaware law on September 3, 2014. IThena is deemed to be the accounting acquirer in the Merger, and thus the historical financial statements of IThena will be treated as the historical financial statements of our company and will be reflected in our quarterly and annual reports for periods ending after the effective time of the Merger. Accordingly, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we started to report the results of IThena and Adhera and their respective subsidiaries on a consolidated basis.

Subsequent to the Merger, we acquired the rights to commercialize Prestalia, an anti-hypertensive drug approved by the U.S. Food and Drug Administration (the “FDA”) from Symplmed Pharmaceuticals LLC in June 2017 pursuant to a license agreement. We marketed Prestalia in the U.S. from June 2018 until December 2019. The license agreement together with all rights to future commercialization activities with respect to the product was terminated in January 2021.

Need for Future Financing

We will require substantial additional funds on an immediate basis to continue our business operations. We have in the past raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses through the issuance of common stock, indebtedness including promissory notes and convertible notes, and other derivative securities which have a dilutive effect on existing stockholders. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares or result in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets and furthering the research and development efforts with respect to product candidates under our licenses from Melior. If we are not able to obtain additional financing on a timely basis as required or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.

We presently have $1.5 million of convertible notes and approximately $200,000 in accrued interest outstanding which notes are in default. In addition, we have $5.7 million of non-convertible notes and approximately $2.0 million of accrued interest which are also in default. Our ability to raise capital is contingent upon our obtaining forbearance from the majority of the outstanding non-convertible debt holders. We cannot assure you we will be successful in obtaining this approval.

Partnering and Licensing Agreements

Melior

As described above, the Company has acquired licenses to develop and commercialize certain products owned by Melior. The below table summarizes the milestones and payment obligations under each such license agreement.

MLR-1019:

Under the MLR-1019 license, we agreed to make the following milestone payments if the applicable milestone is reached:

Milestone	Milestone Payment
Last patient enrolled into the Phase 2a study	$250,000
Positive outcome of the Phase 2a study	$1,500,000
Initiation of a Phase 3 study	$10,000,000
New Drug Application approval	$10,000,000
Total Milestone Payments	$21,750,000

Under the license, the Company also agreed to royalty payments of 5% of gross sales if the product is commercialized. The MLR-1019 license terminates upon the last expiration of the patents licensed by the Company, which is presently 2034 subject extensions and renewals of any of such patents. If the Company fails to have its common stock listed on Nasdaq or the NYSE within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights to MLR-1019 under the license agreement will terminate.

MLR-1023:

Under the MLR-1023 license, we agreed to make the following milestone payments if the applicable milestone is reached:

Milestone	Milestone Payment
Last patient enrolled into the Phase 2a study	$250,000
Positive outcome of the Phase 2a study	$1,500,000
Initiation of a Phase 3 study	$10,000,000
New Drug Application approval	$10,000,000
Total Milestone Payments	$21,750,000

The agreement also included royalty payments upon commercialization of the product as follows: (i) 8% of future gross product sales, applicable to the first $400,000,000 of gross product sales; (ii) 10% of future gross product sales, applicable to sales after $400,000,000 and up to $800,000,000; and (iii) 12% of future gross product sales applicable to sales after $800,000,000.

If we fail to obtain a financing resulting in at least $4.0 million of proceeds, hire a Chief Scientific Officer with familiarity with both MLR-1019 and MLR-1023, and use our best efforts to uplist to Nasdaq by June 16, 2022, the MLR-1023 license agreement will terminate. If we meet that deadline, the MLR-1023 license terminates upon the last expiration of the patents licensed by the Company.

Proprietary Rights and Intellectual Property

We have relied primarily on patents and contractual  rights and obligations with third parties to protect our proprietary rights and further our operational objectives. We have sought, and, to the extent that we continue our business operations, intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. To date, the U.S. and non-U.S. patent applications that we have filed, and the patents that have been granted to us, relate to our legacy intranasal and RNA interference programs. As noted elsewhere in this Report, we are in the process of evaluating the path forward for such programs, including seeking options to continue certain programs or to divest assets. There can be no assurance that any of our patents will be guaranteed protection or market exclusivity for our products and product candidates, and to the extent that we do not properly maintain (including paying any required fees) such patents, it is possible that any protection provided to us will be impaired or lost altogether.

We also use license agreements both to access external intellectual property rights and technologies and to convey certain intellectual property rights to others. To the extent that we continue our business operations, our financial success will be dependent in part on our ability to obtain (and maintain) commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others.

Further, we have purchase rights for the Licensed Products including the patents and related intellectual property from Melior with respect to the following product candidates:

●	MRL 1019 (Patent No. 10,188,651) for the treatment of PD; and
●	MRL 1023 (Patent No. 11,033,548) for the treatment of Type 1 diabetes, NASH and pulmonary inflation.

Sales and Marketing

We terminated our commercial activities related to Prestalia in December 2019, and the license agreement was subsequently terminated by the licensor in January 2021. Our activities in 2021, were primarily related to inventory storage and destruction for Prestalia.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of any products and product candidates that we may develop or acquire, to the extent that we may continue to engage in the biopharmaceutical industry, are their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge and experience provide us with certain competitive advantages, we face potential competition from many different sources, including major and minor pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Many of these competitors have greater for capital resources and access to capital than we do, and personnel with more industry experience and scientific background than those we utilize. Our products, and any product candidates that we successfully develop and/or acquire, and later commercialize, will compete with existing therapies and new therapies that may become available in the future.

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

The commercial opportunity for any product candidates that we may acquire and/or develop could be reduced or eliminated if our competitors develop and commercialize drugs or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may acquire or develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. See “Risk Factors” for more information on the risks we face with respect to our competition.

To date, we have not fully developed, received regulatory approval for or commercialized any of our current product candidates. Our ability to compete will depend, to a great extent, on the speed in which we and our collaborators can develop safe and effective product candidates, complete clinical testing and regulatory approval processes, and coordinate with third parties to produce and distribute the resulting products in sufficient commercial quantities to create and maintain a market for such products at favorable costs and prices. If we do complete development of and obtain regulatory approval to market any product candidate, we anticipate that the competition we would face with respect to such product would be based on a combination of a number of factors including efficacy, safety, reliability, availability, price, patent position, and other factors.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Phase 1 usually involves the initial administration of the investigational drug or biologic product to healthy individuals to evaluate its safety, dosage tolerance and pharmacodynamics. Phase 2 usually involves trials in a limited patient population, with the disease or condition for which the test material is being developed, to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug or biologic for specific indications. Phase 3 trials usually further evaluate effectiveness and test further for safety by administering the drug or biologic candidate in its final form in an expanded patient population. To the extent that we engage in any clinical studies, our product development partners, the FDA, or we may suspend clinical trials, if any, at any time on various grounds, including any situation where we or our partners believe that patients are being exposed to an unacceptable health risk or are obtaining no medical benefit from the test material.

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

In addition to FDA regulations for the marketing of pharmaceutical products, there are various other state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

●	The federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

●	The federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

●	The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;

●	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations;

●	The Patient Protection and Affordable Care Act (“ACA”), which among other things changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure; and

●	The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

If we bring a product candidate to clinical trial, we may undertake to commence such a trial in a foreign jurisdiction, in which case we and third parties on which we rely would be subject to such foreign government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Further, to the extent that any of the products that we develop and/or acquire are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. None of our products were ever developed or sold outside the United States.

For more information about the regulatory requirements and related risks that we face, se “Item 1A – Risk Factors” of this Form 10-K.

Human Capital

As of the date of this Report, we had no employees. Our current Chief Executive Officer and services related to our accounting and financial management are being performed by independent contractors.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to purchase or sell securities of Adhera. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the Common Stock could decline.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Common Stock. The following is a summary of the principal risk factors we face:

●	We require substantial additional funding within a short timeframe to remain operational, and failure to raise sufficient funds when needed or on favorable terms, and/or to restructure our existing indebtedness, will likely force us to seek bankruptcy protection or cease operations in which case equity investors will receive little to no return on their investment.

●	Our ability to raise capital is contingent upon our obtaining a six-month forbearance from holders of our $5.7 million non-convertible notes.

●	We have incurred significant losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We have no successful history of commercializing products and may not effectively develop or commercialize a single product candidate, in which case your investment could become worthless.

●	We are currently reliant primarily upon two licenses for product candidates, each of which requires further research and development, including clinical trials, before it can be commercialized and one of which may terminate in June 2022 if we are unable to raise sufficient capital necessary to complete a Phase 2 clinical study or hire a Chief Scientific Officer who is familiar with our product candidates.

●	We may allocate a significant amount of time and resources into developing a product, and these efforts may ultimately be unfruitful.

●	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 pandemic.

●	The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and other government authorities are lengthy, time consuming and inherently unpredictable.

●	If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, our business will be harmed.

●	Even if we do commercialize one or more products, most pharmaceutical products that achieve commercialization still do not recoup their cost of capital.

●	We face uncertainties with respect to new United States healthcare legislation which may lead to reduced pricing, among other things.

●	The cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all.

●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

●	We may not be successful in our efforts to research, develop, or in-license or acquire product candidates.

●	We face intense competition, which may limit or eliminate our commercial prospects with respect to product candidates.

●	We rely on third parties to research, develop and commercialize certain product candidates, and such third parties may not perform satisfactorily or act in our best interests.

●	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in the market.

●	We may become subject to expensive intellectual property litigation to enforce our intellectual property rights or defend against claims asserted by others.

●	The trading price and volume of our Common Stock may be volatile, and could decline.

RISKS RELATED TO OUR BUSINESS

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have an accumulated deficit of $53.0 million, and have a working capital deficiency of $25.1 million as of December 31, 2021. Because of our substantial accumulated deficit and negative working capital as well as substantial unpaid indebtedness of which we are currently in default, if the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will seek bankruptcy protection or discontinue all operations and. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued a qualified opinion indicating that there is substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

We have $9.4 million of indebtedness outstanding, substantially all of which is in default with increased interest rates, which we may be unable to pay as and when due or at all, and the conversion of which particularly when combined with convertible preferred stock would have a dilutive effect on our stockholders and could reduce the price of our Common Stock.

As of December 31, 2021, we have a total of $9.4 million of outstanding indebtedness including $1.7 million of outstanding convertible promissory notes including accrued interest with various conversion prices and $7.7 in non-convertible notes including accrued interest. Given our history of operating losses and continued expenditures, which we expect to increase in the short-term as we attempt to establish and grow our operations and to develop and commercialize existing and new product candidates, and we may face difficulty paying these obligations as and when they come due. Substantially all of the outstanding convertible notes are in default, with interest rates that have increased to 15% - 24% per annum. The convertible notes contain price protection upon events of default which entitle the holder to receive more shares of Common Stock upon conversion and also provide for an automatic increase in interest rates upon and during an event of default. Conversions of the convertible debt would therefore have a dilutive effect on our stockholders, whereas payment of the debt will further add to our deficit, either of which could adversely affect our stockholders. In addition, we have shares of our Series E Convertible Preferred Stock and our Series F Convertible Preferred Stock, which maybe converted by the Company upon notice being provided by the Company to the holders. As of December 31, 2021, the Series E Preferred including accrued dividends would have converted into 43,240,749 shares of Common Stock. As of December 31,2021, the Series F Preferred including accrued dividends would have converted into 4,555,010 shares of common stock. Upon closing of a financing of at least $2.0 million, the Company intends to effect the conversions of the Preferred within 30 days of the closing. Such conversions would cause a further dilutive effect to existing stockholders. Further, if we are unable to raise sufficient capital to repay some of our lenders or restructure our outstanding indebtedness, we will likely be forced to cease operations or seek bankruptcy protection, in which case our stockholders would likely receive little to no return on their investment.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations, discontinue operations and/or commence bankruptcy proceedings.

We currently need substantial working capital. Our accumulated deficit, outstanding indebtedness or a future slowdown in the global economy which may be caused by external forces such as the COVID-19 pandemic or geopolitical turmoil may adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations. If we do not complete any significant strategic transactions, or raise substantial additional capital, to continue in the biopharmaceutical industry or to enter any other industry in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.

Even if we secure the necessary working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our new business operations, which may involve the use of our legacy product candidates which we have failed to fully develop and commercialize in the past, or new product candidates which are unproven, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. Even if we can raise sufficient capital or generate revenue, we cannot guarantee any resulting proceeds to us will be sufficient for us to grow our operations and become profitable. If we are not successful, you may lose your entire investment.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in a highly competitive industry such as ours, which contains significant barriers to market entry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

If we are unable to successfully commercialize MLR-1019 or any of our other product candidates and are unable to make milestone payments, our result of operations would be adversely affected.

We recently entered into an exclusive license agreement with M2 to develop and commercialize MLR-1019 as a new class of therapeutics for Parkinson’s Disease, or PD. Upon MLR-1019 meeting certain milestones, the Company is required to make payments which total approximately $21.75 million. We currently do not have enough capital to meet any of the milestone payment requirements and cannot assure you will be successful in raising the $250,000 we need to attempt to meet the first milestone which entails enrollment of a final patient in the Phase 2a study for the product. Further, following an amendment to our license with Melior for MLR-1023, we now have until June 16, 2022 to raise or be in final negotiations to raise sufficient capital needed to complete a Phase 2 clinical trial, hire a Chief Scientific Officer who is familiar with both MLR 1023 and MLR 1019, and use our best efforts to uplist to Nasdaq, or the license will terminate. The milestone payments under the MLR 1023 license are the same as those for the MLR-1019 license. If any milestone is met, there can be no assurance that we will be able to raise sufficient capital in order to fund that milestone. Further, if the drug candidate fails to meet any of the milestones and therefore is unable to be commercialized, we will receive no benefits from these licenses. In any such event, our results of operations will suffer and we may need to cease operations including pursuing bankruptcy. Additionally, MLR–1019 may be classified as a controlled substance in the United States which may have an adverse effect on our future revenues even if we are able to commercialize it in the United States.

Our business may be adversely affected by the COVID-19 pandemic, and the full extent of such impact remains uncertain.

Although the COVID-19 pandemic appears to be winding down, we cannot be certain new variants may not arise and cause significant future impact. The United States and global impact from the COVID-19 virus has had a material adverse effect on us in a number of ways including:

●	If our personnel or the third parties on which we depend (or the family members of such persons) are infected with the virus, it may hamper our ability to engage in future research activities;

●	If these third parties are affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research;

●	There have been numerous supply chain disruptions, including shortages, delays and price increases in laboratory equipment and supplies, which could impact our research activities;

●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would hinder our research activities;

●	We may face challenges related to restrictions and efforts to avoid further spread of the virus, in our efforts the conduct our planned clinical trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time;

●	We may fail to appropriately allocate resources or adapt to the rapidly evolving market and regulatory environment caused by the pandemic; and

●	We may sustain problems due to the serious short-term and possible longer term economic disruptions and market volatility as the U.S. and global economy faces unprecedented uncertainty.

We have never generated revenue from product sales, do not have current research and development operations, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are a pre-clinical and early stage clinical, biopharmaceutical discovery and development company. We currently rely primarily on a license for two product candidates which may never be fully developed for a number of possible reasons which are described elsewhere in these Risk Factors but include the need for sufficient funding to meet milestones, regulatory challenges and uncertainty, and a large number of better capitalized competitors.

Because the research and development of a biopharmaceutical product is an expensive and time-consuming process, we do not anticipate generating revenue from any product sales for the near future and will continue to sustain considerable losses. Should we fail to raise sufficient capital to meet our needs to develop one or more products, we would be forced to discontinue our operations and seek bankruptcy protection.

Because we have yet to generate any revenue from product sales on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our prospects and the likelihood of success or failure of our business.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for foreseeable future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into collaborations with other pharmaceutical or biotechnology companies;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we cannot predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by regulatory agencies to perform additional unanticipated studies and trials.

Even if one or more pharmaceutical product candidates we develop independently or with partners is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved pharmaceutical product candidate. Moreover, even if we can generate revenues from the sale of any approved pharmaceutical products, we may not become profitable and may need to obtain additional funding to continue operations.

Because early-stage drug development requires major capital investment, as we continue to incur operating losses, we will need to raise additional capital and/or form strategic partnerships to support our research and development activities in the future.

We are still in the early stages of development of our product candidates and have no products presently in clinical trials or approved for commercial sale. Following the termination of our licensing agreement for a hypertension treatment product candidate in January 2021, we continue to strategically evaluate our focus including a return to a drug discovery and development company. To that end, we have entered into licensing agreements for product candidates related to Parkinson’s Disease, Type 1 diabetes, Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation, in addition to engaging in preliminary discussions regarding potential transactions in our legacy licenses for product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. We currently have no product candidates that are in the process of or have completed a clinical trials. To conduct trials for our product candidates, we will need to raise additional capital to support our operations and/or form partnerships, in addition to collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

As we move lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, we will be required to file an Investigational New Drug application (“IND”) or its equivalent in foreign countries, and as we conduct clinical development of product candidates, we may have adverse results that may cause us to consume additional capital. Our partners may not elect to pursue the development and commercialization of our product candidates subject to our respective agreements with them. These events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we initiate clinical trials for new product candidates other than programs currently partnered. We will require additional capital to obtain regulatory approval for, and to commercialize, product candidates.

In securing additional financing, such additional fundraising efforts may divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

●	accept terms that restrict our ability to issue securities, incur indebtedness, or otherwise raise capital in the future, or restrict our ability to pay dividends or engage in acquisitions;

●	significantly delay, scale back or discontinue the development or commercialization of any product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms, our rights to technologies or any product candidates we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or may render the Company unable to continue operations.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

If current or future strategic alliances are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

We use, and if we can continue our operations are likely to use, third-party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain product candidates. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

●	a partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

●	a partner may cease development in therapeutic areas which are the subject of our strategic alliances;

●	a partner may change the success criteria for a program or product candidate delaying or ceasing development of such program or candidate;

●	a significant delay in initiation of certain development activities by a partner could also delay payment of milestones tied to such activities, impacting our ability to fund our own activities;

●	a partner could develop a product that competes, either directly or indirectly, with an alliance product;

●	a partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

●	a partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	a partner may exercise its rights under the agreement to terminate a license or strategic alliance, including termination without cause or termination upon meeting certain conditions. For example, under our license agreement with M1 for the MLR-1023 product, if we fail to raise or be in final negotiations to raise at least $4.0 million or hire a qualified Chief Scientific Officer by June 16, 2022, the license will terminate;

●	a dispute may arise between us and a partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	a partner may use our proprietary information or intellectual property to invite litigation from a third-party or fail to maintain or prosecute intellectual property rights possibly jeopardizing our rights in such property.

Termination of a strategic alliance may require us to seek out and establish alternative strategic alliances with third-party partners. This may not be possible, including due to restrictions under the terms of our existing collaborations, or we may not be able to do so on terms acceptable to us. If we fail to establish alternative strategic alliances with third-party partners on terms acceptable to us, or at all, we may be required to limit the size or scope of one or more of our programs or decrease our expenditures and seek additional funding by other means. Such events would likely have a material adverse effect on our results of operations and financial condition.

We expect to rely on third parties to conduct some or all aspects of our compound formulation, research and preclinical testing, if those third parties do not perform satisfactorily our business and future prospects would be materially and adversely affected.

We do not expect to independently conduct most aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. Instead, we expect to rely on third parties to conduct some aspects of our preclinical testing and on third-party Clinical Research Organizations (“CROs”) to conduct clinical trials.

If these third parties terminate their engagements, we will need to enter into alternative arrangements which would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. If in the future, we elect to develop and commercialize any product candidates on our own, we will remain responsible for ensuring that each of our IND-enabling preclinical studies and clinical trials are conducted under the respective study plans and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies under regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may experience delays in completing, the necessary clinical trials and preclinical studies to enable us or our partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

If we are able to commercialize a product candidate, we will rely on third-party manufacturers to produce our preclinical and clinical supplies, or commercial supplies of any approved product candidates, which would subject us to a variety of risks.

We have limited manufacturing experience and expect to rely on third parties to assist with manufacturing and related functions. Our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including but not limited to:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with current Good Manufacturing Practices (“cGMP”) and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	the possibility of breach or termination or nonrenewal of manufacturing agreements with third parties in a manner that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

These events could lead to clinical study delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for regulatory actions, including injunction, recall, seizure or total or partial suspension of production.

Because we expect to rely on limited sources of supply for the drug substance and drug product of product candidates, any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a New Drug Application (“NDA”) or marketing authorization supplement, which could cause further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of drug substance or drug product on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

If third party manufacturing issues arise, it could increase product and regulatory approval costs or delay commercialization.

As third parties scale up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We or the manufacturers may identify significant impurities or stability problems, which could cause discontinuation or recall by us or our manufacturers, increased scrutiny by regulatory agencies, delays in clinical programs and regulatory approval, significant increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

If we do not succeed in our efforts to identify or discover additional potential product candidates, your investment may be lost.

The success of our business depends primarily upon our ability to identify, develop and commercialize drug products, an extremely risky business. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:

●	our research methodology or that of our partners may be unsuccessful in identifying potential product candidates;

●	potential product candidates may have harmful side effects or may have other characteristics that make the products unmarketable or unlikely to receive marketing approval; and

●	we or our partners may change their development profiles for potential product candidates or abandon a therapeutic area.

Such events may force us to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Because our future commercial success depends on gaining regulatory approval for our products, we cannot generate revenue without obtaining approvals.

Our long-term success and generation of revenue will depend upon the successful development of new products from research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, the FDA indicates that approximately 70% of drugs proceed past Phase 1 studies, 33% proceed past Phase 2, and just 25%-30% proceed past Phase 3 to Phase 4 which is the final phase in the FDA review and approval process for marketing therapeutic product candidates. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues would be adversely affected if we are delayed or unable to successfully develop our products.

We cannot guarantee that any marketing application for our product candidates will be approved. If we do not obtain regulatory approval of our products or we are significantly delayed or limited in doing so, we cannot generate revenue, and we may need to significantly curtail operations.

If we are unable to successfully complete preclinical testing and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.

We intend to invest a significant portion of our efforts and financial resources in the identification and clinical development of pharmaceutical product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

The commercial success of our product candidates will depend on several factors, including:

●	identification of viable product candidates and initiation and completion of research and development efforts;

●	successful completion of preclinical studies and clinical trials;

●	receipt of marketing and pricing approvals from regulatory authorities;

●	obtaining and maintaining patent and trade secret protection for product candidates;

●	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

●	commercializing our products, if and when approved, whether alone or in collaboration with others.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete development of, or to successfully commercialize, our product candidates, which would materially harm our business. Most pharmaceutical products that do overcome the long odds of drug development and achieve commercialization still do not recoup their cost of capital. If we are unable to design and develop each drug to meet a commercial need far in the future, the approved drug may become a commercial failure and our investment in those development and commercialization efforts will have been commercially unsuccessful. In addition, we may be unable to demonstrate safety and efficacy of our product candidates to the satisfaction of regulatory authorities or we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates as a result.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or serious adverse events (“SAEs”), that may be observed during clinical trials of our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. If AEs or SAEs are observed in any clinical trials of our product candidates, including those our partners may develop under alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may decide or be forced to temporarily or permanently remove the affected product from the marketplace;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

These events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products and impair our ability to generate revenues from the commercialization of these products either by us or by our partners.

Following regulatory approval for a product candidate, we would still face extensive regulatory requirements and the approved product may face future development and regulatory difficulties.

Even if we or our collaboration partners complete clinical trials and obtain regulatory approval in the United States or elsewhere, the applicable regulators may still impose significant restrictions on the indicated uses or marketing of product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The following discussion is based on United States law. Similar types of regulatory provisions apply outside of the United States.

The holder of an approved NDA, must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

Drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, and adherence to commitments made in the NDA. If we, our partners or a regulatory agency discover previously unknown problems with a product such as AEs or SAEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our partners fail to comply with regulatory requirements following approval of our product candidates, a regulatory agency may:

●	issue a warning letter asserting we are in violation of the law;

●	impose a REMS or other restrictions on the manufacturing, marketing or use of the product;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending NDA or supplements to an NDA submitted by us;

●	seize the product; or

●	refuse to allow us to enter into supply contracts, including government contracts.

Our defense of any government investigation of alleged violations of law, or any lawsuit alleging such violations, could require us to expend significant time and resources and could generate negative publicity. Further, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or increase the cost of compliance. The occurrence of any event or penalty described above may prevent or inhibit our ability to commercialize products and generate revenues.

We may not succeed in obtaining or maintaining necessary rights to drug compounds and processes for our development pipeline through acquisitions and in-licenses.

We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

Companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition, and prospects for growth could suffer.

Because third parties may develop or be developing competitive products without our knowledge, we may later learn that competitive products are superior to our product candidates which may force us to terminate our research efforts of one or more product candidates.

We face potential competition from companies, particularly privately-held companies and foreign companies that may be developing competitive products that are superior to one or more of our product candidates. If in the future, we learn of the existence of one or more competitive products, we may be required to:

●	cease our development efforts for a product candidate;

●	cause a partner to terminate its support of a product candidate; or

●	cause a potential partner to terminate discussions about a potential license.

Any of these events may occur after we have spent substantial sums in connection with the clinical research of one or more product candidates.

We have no experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain approvals for marketing our product candidates, including approval by the FDA.

Our efforts to identify and develop product candidates are at an early stage. We may be unable to progress our product candidates through research and development, preclinical testing or clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we pursue development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that any clinical trials we undergo will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us.

We have not commenced clinical trials, obtained marketing approval or commercialized any product candidates. We may not successfully develop a product candidate or design or implement clinical trials required for marketing approval to market our product candidates. If we are unsuccessful in conducting and managing our preclinical development activities or clinical trials or obtaining marketing approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

Because of the current inflation affecting the economy, we may be harmed in the future.

Although we currently only have minimal operations, rising prices may not have a significant effect on us. In the event, we raise additional capital to ramp up our operations, we may be adversely affected due to increased costs for services from our suppliers. The more active our business is, the more inflation may affect us. As of the date of this Report, we cannot predict how extensive the inflation will be, its duration or the ultimate impact on us.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

If we cannot obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications we own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent issuance of a patent based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and patent applications, or those of third-party licensors, may not adequately protect our intellectual property or prevent others from designing around our claims.

If the patent applications we hold or have in-licensed regarding our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from generic medications attempting to replicate that product. Further, if we encounter delays in regulatory approvals, the time during which we will be able to market and commercialize a product candidate under patent protection could be reduced.

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Notwithstanding protective measures we may take, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. Following the completion of this pilot program in March 2020, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community emphasized by the COVID-19 pandemic, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose propriety information about our product candidates and research, which could materially harm our business.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our development and commercialization efforts and have a material adverse effect on our business and future prospects.

Our commercial success depends in part on our avoiding infringement on the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our product candidates may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of our management’s attention from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Because of the costs involved in defending patent litigation, we currently lack and may in the future lack the capital to defend our intellectual property rights.

We depend on intellectual property licensed from third parties, and termination of any of these licenses could have a material adverse effect on our business.

We depend on the patents, know-how and other intellectual property, licensed from third parties for the development and, if approved, commercialization of product candidates. If these licenses are terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize our future product candidates. For example, on January 4, 2021, Les Laboratories Servier, the licensor under the 2017 Amended and Restated License and Commercialization Agreement pursuant to which we previously had rights for the commercialization of Prestalia®, terminated the license agreement. Prior to the termination, sales by the Company of Prestalia constituted a significant proportion of our revenue for prior periods, including all of our product revenue during fiscal year 2019.

License agreements impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements and payment obligations. For example, under our license agreement with M1 for the MLR-1023 product, if we fail to raise or be in final negotiations to raise at least $4.0 million or hire a qualified Chief Scientific Officer by June 16, 2022, the license will terminate. Additionally, under the MLR-1019 license agreement, if the Company fails to get its Common Stock listed on Nasdaq or the NYSE within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the license will terminate.

Further, license agreements are complex, and contain certain provisions which may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

●	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;

●	whether and to what extent our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

●	whether our licensor or its licensor had the right to grant the license agreement;

●	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;

●	our involvement in the prosecution and enforcement of the licensed patents and our licensors’ overall patent prosecution and enforcement strategy;

●	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and any future partners or collaborators; and

●	the amounts of royalties, milestones or other payments due under the license agreement.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement.

We may need to obtain additional licenses to intellectual property rights from third parties.

We may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to develop and commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding product candidates that we may seek to acquire, in which case our business could be harmed.

We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on patents owned or licensed by us. To counter such infringement or unauthorized use, we or our partners may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable,or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Common Stock.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims asserting that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we succeed, litigation could cause substantial cost and be a distraction to our management and other employees.

Because we face significant competition from other biotechnology and pharmaceutical companies, our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Additionally, smaller or early-stage companies of which we may not be aware could also prove to be material competitors, particularly through collaborative arrangements with larger, more well-established companies or by competing with us for limited resources and strategic alliances with our current or prospective partners. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

Our current or future programs may be targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

●	discover and develop therapeutics superior to other products in the market;

●	attract and retain qualified scientific, product development and commercial personnel;

●	obtain patent and/or other proprietary protection for our technology platform and product candidates;

●	obtain required regulatory approvals; and

●	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapeutics.

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. We will not achieve our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. Any new product that competes with an approved product must typically demonstrate advantages, such as in efficacy, convenience, tolerability or safety, to overcome price competition and to succeed. Our competitors may obtain patent protection, receive approval by FDA and/or foreign regulatory authorities or discover, develop and commercialize product candidates before we do, which would have a material adverse impact on our business.

The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any adverse effects or serious adverse effects;

●	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

●	the timing of market introduction of our products relative to competitive products and the availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the execution and effectiveness of our or any partners’ sales and marketing strategies;

●	our ability to obtain hospital formulary approval; and

●	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

If we obtain regulatory approval for one product candidate, we expect sales to generate substantially all of our product revenues, and as such, the failure of these products to find market acceptance would adversely affect our results of operations. Further, if insurance and/or government coverage and adequate reimbursement are not available for our product candidates, it could impair our ability to achieve and maintain profitability.

Due to the recent change in the United States presidency, we expect increased regulation as well as uncertainty, which may adversely affect our business.

Under the current federal government administration, the FDA, the Centers for Disease Control and other agencies which affect our business may increase their regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. For example, in late calendar year 2021 the White House Office of Management and Budget issued the Fall 2021 Agency Rule List which contains 85 proposed and final rules that the agency plans to issue under the FDA’s purview. These rules or other regulatory developments which may occur in the future could have an adverse impact, directly or indirectly, on our operations or on the operations of our collaborators. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our Chief Executive Officer and acting Chief Financial Officer, Andrew Kucharchuk, who is the sole member of our management team and provides his services to the Company as a contractor. We do not carry “key-man” life insurance on Mr. Kucharchuk. The loss of the services of Mr. Kucharchuk, would leave us without executive leadership, which could diminish our business and growth opportunities. We will also need to build an executive management team around Mr. Kucharchuk, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract such personnel, our business could be harmed. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Mr. Kucharchuk, the loss of Mr. Kucharchuk would significantly disrupt our business.

Other than Mr. Kucharchuk, we have no other officers. Our future success will also depend in part on our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees or advisors or fail to procure their services on acceptable terms as and when needed, our business may suffer

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of that date of this Report, we have no employees, and our current Chief Executive Officer and services related to our accounting and financial management are being performed by independent contractors. As our company matures, we expect to hire employees to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

Because we would face potential product liability if claims are brought against us with respect to any product we commercialize in the future, in such an event we may incur substantial liability and costs.

Any future use of our product candidates in clinical trials or the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:

●	impairment of our business reputation;

●	withdrawal of clinical trial participants;

●	costs due to related litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	regulatory scrutiny and product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize our product candidates; and

●	decreased demand for our product candidates, if approved for commercial sale.

Insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Occasionally, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

If we fail to comply with applicable laws and regulations, including environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes, and the treatment of animals used in research. The research, development and commercialization of drug candidates involve using hazardous and flammable materials, including chemicals and biological materials. These activities also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. If contamination occurs or injury results from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

RISKS RELATED TO OUR COMMON STOCK

Due to factors beyond our control, our Common Stock price may be volatile, or may decline regardless of our operating performance, and you may not be able to resell your shares.

The market price of our Common Stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Common Stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our Common Stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	volatility in the market prices and trading volumes of biopharmaceutical stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biopharmaceutical companies generally, or those in our industry in particular;

●	sales of shares of our Common Stock by us or our stockholders;

●	conversion of our convertible notes and the subsequent sale of the underlying Common Stock;

●	our ability to develop and execute our business plan;

●	announcements by us or our competitors of new novel medicines;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	any public announcement of entering into new agreements and terms thereof, including with respect to the licensing, research and development of new product candidates;

●	loss of or adverse development with respect to any strategic relationship;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	adverse developments with respect to laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management or key personnel; and

●	general economic conditions and slow or negative growth in any of our significant markets.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock. As a result, you may be unable to resell your shares at a desired price. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Currently there is no active public market for our Common Stock, and we cannot predict the future prices or the amount of liquidity.

Currently, there is no active public market for our Common Stock and one may never develop. Our Common Stock trades sporadically on the OTCQB under the symbol ATRX. We do not know if an active market will develop. Investors should be aware that the OTCQB is not as liquid as major national securities exchanges. These stock market and industry factors may adversely affect the market price of our Common Stock. These stock market and industry factors may adversely affect the market price of our Common Stock.

The Rule changes could harm the liquidity and/or market price of our Common Stock by either preventing our shares from being quoted or driving up our costs of compliance. If we cannot or do not provide or maintain current public information about our Company our stockholders may face difficulties in selling their shares of our Common Stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTC Pink Open Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, or FINRA, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our Common Stock price.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

As a result of the Russian invasion of Ukraine, certain events are beginning to impact the global and United States economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public the capital markets and us. We cannot predict how this will affect our business but the impact may be material and adverse, including potentially by limiting or preventing us from obtaining the capital we require to repay our outstanding indebtedness and continue our business.

Because a single stockholder controls a significant number of shares of our Common Stock, who may have effective control over our actions requiring stockholder approval.

As of December 31, 2021, a single stockholder beneficially owns approximately 41.8% of our outstanding shares of Common Stock, including 1,135,425 shares underlying exercisable warrants and 1,513,900 shares of Common Stock underlying the Company’s Series E Preferred Stock. As a result, this stockholder, acting alone or with others, would have the ability to influence or control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.

In addition, our principal stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our Common Stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of December 31, 2021, approximately 48.7 million shares of Common Stock are issuable under our convertible notes and approximately 74.6 million shares are issuable upon exercise of outstanding warrants If we reach an accommodation with the holders of our non-convertible notes, we are seeking to raise up to $3.3 million in new convertible notes and may issue up to 133.3 million additional shares of Common Stock upon conversion of these notes and related warrants issued with the notes. We cannot assure you that we will raise as much capital as we hope, or any funds. Moreover, the terms may be more dilutive than anticipated. In addition, if we raise $2.0 million , we expect to effect the conversion of the Company’s Series E and F Convertible Preferred Stock into approximately 47.8 million. shares of Common Stock..

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own or lease any real property or facilities. If we advance our business operations, we may seek to lease facilities of our own in order to support our operational and administrative needs. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities could have a material adverse effect on our future plans and operations.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that due to our lack of capital any litigation will have a material adverse effect on our business, results of operations or financial condition. In addition, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB under the symbol “ATRX”. On April 4, 2022, the closing price of our common stock reported by the OTCQB was $0.0683 per share.

Holders of record

As of April 4, 2022, there were approximately 59 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. In addition, convertible note convenants currently limit the Company’s ability to issue dividends while the notes are outstanding. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of the financing arrangements that we have entered into any financing arrangements that we may enter into in the future, may restrict our ability to pay any dividends on our common stock

Unregistered sales of equity securities

All unregistered sales of our equity securities during the period covered by this Report have been previously reported.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our licenses and the development of product candidates thereunder, our ability to resolve issues with holders of our unsecured note holders, our liquidity and need for and ability to access capital and the expected terms of future financings. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in this Report under “Item 1A – Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2021, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2021, and related notes included elsewhere in this Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview

Nature of Business

We are an emerging specialty biotech company that, to the extent that resources and opportunities become available, is strategically evaluating its focus including a return to a drug discovery and development company.

On July 28, 2021, we as licensee and MP2 as licensor entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 24, 2021, we as licensee entered into an exclusive license agreement with MP1 for the development, commercialization and exclusive license of MLR-1023 as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the MLR-1023 licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

To the extent that resources have been available, we have continued to work with our advisors in an effort to restructure our Company and to identify potential strategic transactions, including the Melior transaction described above to enhance the value of the Company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the immediate future, it is likely that the company will discontinue all operations or seek bankruptcy protection.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Operating Expenses

Operating expenses were approximately $674,000 for the year ended December 31, 2021, a decrease of approximately $1.4 million compared to the same period in 2020. The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	Change
Sales and marketing	$17	$839	$(822)
General and administrative	657	1,198	(541)
Total operating expenses	$674	$2,037	$(1,363)

Sales and Marketing

Sales and marketing expenses decreased by approximately $822,000, primarily due to the termination of our commercial operations related to the sale of Prestalia® in December 2019. Sales and marketing expenses for the year ended December 31, 2020, were primarily related to regulatory costs incurred for maintaining the Prestalia® NDA. Sales and marketing expenses for the year ended December 31, 2021, were primarily related to the storage and destruction of Prestalia® inventory.

General and Administrative

General and administrative expenses decreased by approximately $541,000 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a reduction in corporate governance expenses including insurance, Board fees and other consulting fees incurred to maintain our public company regulatory obligations.

Other Expenses

The following table summarizes other expenses for the year December 31, 2021 and 2020:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	Change Inc/(Dec)
Interest expense	$(1,035)	$(935)	$(100)
Other income		45	(45)
Initial and change in the fair value of derivative liability	(4,103)	—	(4,103)
Loss on extinguishment of debt	(141)	—	(141)
Amortization of debt discount	(398)	(839)	441
Total other expense, net	$(5,677)	$(1,729)	$3,948

Interest expense for the year ended December 31, 2021, increased by $100,000 compared to the year ended December 31, 2020 primarily due to an increase in the issuance of convertible notes. The amortization of debt discount decreased by $441,000 primarily due to the maturity of our outstanding convertible notes. The $4.1 million increase in derivative expense was due to conversion features on convertible notes and embedded conversion options that have been bifurcated due to a lack of authorized shares that were classified as a derivative on our balance sheet as of December 31, 2021. The loss on extinguishment of debt was due to the conversion of principal and interest on our outstanding convertible notes. Other income for the year ended December 31, 2020 was a result of fees received from release of certain intellectual property rights from a third-party vendor and fees received from the cancellation of a contractual obligation with a third-party vendor.

Liquidity & Capital Resources

Cash Flows

The following table summarizes cash flows for the year ended December 31, 2021 and 2020:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(665)	$(588)
Net cash used in investing activities	—	—
Net cash provided by financing activities	739	539
Increase/(Decrease) in cash	$74	$(49)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $665,000 during the year ended December 31, 2021. This was primarily due to our net operating loss of approximately $6.4 million, partially offset by to our derivative expense of approximately $4.1 million, non-cash interest expense related to term loans of $1.0 million, non-cash amortization of debt discounts of $398,000, loss on extinguishment of debt of approximately $141,000 and other changes in operating assets and liabilities including an increase in prepaid expenses, accounts payable and accrued expenses of approximately $10,000.

Net cash used in operating activities was approximately $588,000 during the year ended December 31, 2020. This was primarily due to a net loss of approximately $3.8 million, partially offset by changes in operating assets and liabilities and non-cash charges including approximately $935,000 of non-cash interest and $839,000 of amortization of debt issuance and discount costs related to our 2021 term loans and other changes in operating assets and liabilities including an increase in prepaid expenses, accounts payable and accrued expenses of approximately $1.4 million.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities during the years ended December 31, 2021 or 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $739,000 during the year ended December 31, 2021, was primarily due to the issuance of notes with approximately $840,000 in proceeds, partially offset by debt issuance costs of $101,000.

Net cash provided by financing activities of approximately $539,000 during the year ended December 31, 2020, was primarily due to the issuance of approximately $650,000 in promissory notes, partially offset by debt issuance costs of $114,000.

Working Capital

(in thousands)	December 31, 2021	December 31, 2020	Change
Current assets	$196	$1	$195
Current liabilities	25,302	14,774	10,528
Working capital (deficiency)	$(25,106)	$(14,773)	$(10,333)

Negative working capital as of December 31, 2021, was approximately $25.1 million as compared to negative working capital of approximately $14.8 million as of December 31, 2020. The increase in our working capital deficit is primarily related to an increase in current liabilities of approximately $10.5 million including $7.7 million for a non-cash derivative liability related to our convertible notes approximately $1.3 million in additional accrued dividends, and $998,000 of additional accrued interest expense.

Liquidity

We will need to raise additional operating capital in 2022 and in future periods in order to maintain our operations, continue our efforts to restructure the Company and pursue our business plan. Without additional sources of cash we will not have the cash resources to continue as a going concern.

Additionally, as of April 1, 2022, we have $9.4 million in outstanding indebtedness including promissory notes and convertible notes, substantially all of which are in default. We will need to raise substantial additional capital in 2022 in order to satisfy these obligations or delay their applicability and mitigate their impact on our balance sheet, and if we are unable to do so we may be forced to cease operations or pursue bankruptcy protection. In order to induce our current lenders to agree to any such restructuring, we may be required to issue additional debt or equity securities or submit the Company to restrictive covenants and other terms with the potential to hinder or prevent our planned operations and growth. See “Item 1A. – Risk Factors” of this current report on Form 10-K.

While we have been negotiating with certain institutional investors on a convertible note financing of up to $3.3 million, we cannot close that financing unless the majority of holders of our $5.7 million of non-convertible notes agree to forbear from collecting their notes until September 30, 2022. A condition of the forbearance agreement is that we raise at least $2.0 million in the financing. As of the date of this Report, we have not received the required consents. Even if we do, we cannot assure you that we will close the new convertible note financing. In addition, we will have to re-negotiate the terms of the outstanding non-convertible notes which are currently in default as we are not likely to have sufficient capital to pay them on terms that may not be favorable to us. Assuming we raise at least $2.0 million in the convertible note financing, we expect we will need to raise additional capital of approximately $8.0 to $10.0 million to pursue clinical development of MLR-1019 and MLR-1023 and meet our working capital needs for the next 12 to 24 months. There can be no assurances we will be successful in these endeavors.

On March 15. 2022, we borrowed $250,000 from an institutional investor and issued an 11 month convertible promissory note. We also granted that investor certain rights including a right of first refusal with respect to future debt and equity financings. Because of this right, it may delay or hinder our ability to close the proposed convertible note offering.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, we had a significant accumulated deficit of approximately $53.0 million and negative working capital of approximately $25.1 million. For the year ended December 31, 2021, we had a net loss of approximately $6.4 million and negative cash flows from operations. Our operating activities consume the majority of our cash resources. We have incurred recurring losses and negative cash flows from operations since inception we have funded our operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed on the Company’s Current Report on Form 8-K filed on May 5, 2021, on April 28, 2021, the Company’s Board of Directors approved the change of the Company’s independent registered public accounting firm from Baker Tilly USA, LLP to Salberg & Company.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer (principal executive officer), who is also serving as our principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer concluded that our internal control over financial reporting were not effective due to the material weakness(es) described below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was not effective because of certain material weaknesses outlined below.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives, and lack of monitoring controls as the Company does not have any employees and a single individual serves as both the principal executive officer, the principal financial officer and the principal accounting officer;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Lack of a separate Audit Committee of the Board of Directors; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness outlined above are remediated at such time as sufficient funds are available to do so. The remediation actions planned include:

●	Identifying gaps in our skills base and the expertise of our personnel necessary to meet the financial reporting requirements of a public company;

●	Developing written policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures; and

●	Establishing a separate Audit Committee of the Board of Directors.

We intend to continue to reassess our plans to remedy our internal control deficiencies in light of our personnel structure and our financial condition.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

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

(3)	Exhibits required by Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 15, 2016, by and among the Registrant, IThena Acquisition Corporation, IThenaPharma Inc. and Vuong Trieu as the representative of IThenaPharma Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference).
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference.
3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, incorporated herein by reference).
3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).

3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, incorporated herein by reference).
3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference).
3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference).
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference).
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference).
3.15	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference).
4.1	Form of Secured Promissory Note issued by the Registrant to select accredited investors on June 26, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2020, incorporated herein by reference).
4.2	Form of Convertible Promissory Note issued by the Registrant on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant issued by the Registrant on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.4	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 26, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2021, incorporated her herein by reference).
4.5	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 5, 2020, incorporated her herein by reference).
4.6	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 5, 2020, and incorporated herein by reference)
4.7	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference).
4.8	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference)
4.9	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference)
4.11	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.5 to our Current Report on Form 10-Q dated August 23, 2021, and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.6 to our Current Report on Form 10-Q dated August 23 ,2021, and incorporated herein by reference)
4.13	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 18, 2021, and incorporated herein by reference).

4.14	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 18 , 2021, and incorporated herein by reference)
4.15	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference).
4.16	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
4.17	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 8 , 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference).
4.18	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021. (filed as Exhibit 4.2 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
4.19	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference).
4.20	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021. (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
4.21	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022 (filed herewith)(2)
10.1	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)
10.2	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**
10.3	License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference).(1)
10.4	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**
10.5	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).
10.6	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).

10.7	Security Agreement, dated as of June 26, 2020, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference).
10.8	Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
10.9	Consulting Agreement, dated July 7, 2020, by and between Adhera Therapeutics, Inc. and Andrew Kucharchuk (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2020, and incorporated herein by reference).**
10.10	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals II, LLC dated July 28, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2021, and incorporated herein by reference).
10.11	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 (filed herewith) (2)
10.12	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022 (filed herewith) (2)
10.13	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
10.14	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021. (filed as Exhibit 4.3 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
10.15	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021. (filed as Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
10.16	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022. (filed herewith)(2)
16.1	Letter of Baker Tilly USA, LLP dated May 11, 2021 (filed as Exhibit 16.1 to our Current Report on Form 8-KA dated May 5, 2021)
21.1	Subsidiaries of the Registrant. (filed as Exhibit 21.1 to our Annual Report on Form 10-K dated April 7, 2021, and incorporated herein by reference)
23.1	Consent of Baker Tilly US, LLP, independent registered accounting firm (2)
31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (2)
32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101INS	Inline XBRL Instance Document (2)
101SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer
Date:	April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer and Chairman of the Board (Principal Executive and Principal Financial and Accounting Officer)
Date:	April 15, 2022

By:	/s/ Charles L. Rice
Charles L. Rice Director
Date:	April 15, 2022

By:	/s/ Trond K Waerness
Trond K Waerness Director
Date:	April 15, 2022

By:	/s/ Zahid Subhan
Zahed Subhan Director
Date:	April 15, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADHERA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Adhera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adhera Therapeutics, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of approximately $6.4 million and $665,000 respectively, in 2021 and a working capital deficit, shareholders’ deficit and accumulated deficit of $25.1 million, $25.1 million and $53 million respectively, at December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Derivative Liabilities

As described in Footnote 2 “Fair Value of Financial Instruments”, Footnote 2 “Convertible Debt and Warrant Accounting”, Footnote 4 “Notes payable and Convertible Promissory Notes” and Footnote 4 “Derivatives Liabilities Pursuant to Convertible Notes and Warrants”, the Company recorded derivative activity during 2021 that resulted primarily in a net aggregate derivative related expense of $4.103 million and derivative liabilities of $7.697 million at December 31, 2021.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2021.

Boca Raton, Florida

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Prior Audit Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Adhera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adhera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the December 31, 2020 audit of the consolidated financial statements that was communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

CONVERTIBLE DEBT AND WARRANT ACCOUNTING

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company issued a convertible note for approximately $500k along with a warrant to purchase 1,944,250 shares, subject to adjustments of exercise price. The Company accounted for the note as a liability and the warrant as a freestanding instrument qualifying for equity classification.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process to account for the issuance of convertible note and warrant.

●	Reviewing convertible debt and warrant agreements

●	Examining management’s memo for accounting treatment and management specialist’s valuation on convertible note and warrant.

●	Tested the completeness and accuracy of the underlying data used in the Monte Carlo simulation model by tracing to terms contained in the note and warrant agreement and historical data.

●	With the assistance of auditor’s valuation specialist, evaluated the valuation methodology used by the Company and significant assumptions used in the Monte Carlo model by evaluating individual assumptions used by management and developing an independent model to assess the reasonableness of the Company’s valuation.

/s/ Baker Tilly US LLP

We have served as the Company’s auditor from 2015 to 2021.

Los Angeles, California

April 7, 2021

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$76	$1
Prepaid expenses	120	—
Total current assets	196	1
Total assets	$196	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,309	$2,257
Due to related parties	46	4
Accrued expenses	3,110	2,112
Accrued dividends	5,477	4,083
Term loan	5,677	5,677
Convertible notes payable, net	986	641
Derivative liability	7,697	—
Total current liabilities	25,302	14,774
Total liabilities	25,302	14,774
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized; 100 shares issued and outstanding as of December 31, 2021 and 2020. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of December 31, 2021 and 2020 ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares authorized; 3,326 and 3,458 shares issued and outstanding as of December 31, 2021 and 2020, respectively. ($21,618,999 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares authorized; 358 and 361 shares issued and outstanding as of December 31, 2021 and 2020, respectively. ($2,277,509 liquidation preference)	—	—
Series G convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 6,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020.	—	—

Common stock, $0.006 par value; 180,000,000 shares authorized, 16,998,836 and 11,112,708 shares issued and outstanding as of December 31, 2021 and 2020, respectively	102	67
Additional paid-in capital	27,809	29,772
Accumulated deficit	(53,017)	(44,612)
Total stockholders’ deficit	(25,106)	(14,773)
Total liabilities and stockholders’ deficit	$196	$1

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the Year Ended December 31,
	2021	2020
Operating expenses
Sales and marketing	$17	$839
General and administrative	657	1,198
Total operating expenses	674	2,037
Loss from operations	(674)	(2,037)
Other income (expense)
Interest expense, net	(1,035)	(935)
Other income	—	45
Initial and change in fair value of derivative liability	(4,103)	—
Loss on extinguishment of debt	(141)	—
Amortization of debt discount	(398)	(839)
Total other income (expense)	(5,677)	(1,729)
Loss before provision for income taxes	(6,351)	(3,766)
Provision for income taxes	—	—
Net loss	(6,351)	(3,766)
Accrued and deemed dividends	(2,054)	(1,540)
Net Loss Applicable to Common Stockholders	$(8,405)	$(5,306)
Net loss per share - Common Stockholders, basic and diluted	$(0.65)	$(0.49)
Weighted average shares outstanding, basic and diluted	13,003,658	10,876,513

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2020	100	-	40	-	3,478	-	361	$-	10,869,530	$65	$29,375	$(39,327)	$(9,887)
Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(1,540)	(1,540)
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	294	-	294
Issuance of common stock for Series E conversion	-	-	-	-	(20)	-	-	-	243,178	2	-	21	23
Share based compensation	-	-	-	-	-	-	-	-	-	-	8	-	8
Beneficial conversion feature - convertible notes	-	-	-	-	-	-	-	-	-	-	95	-	95
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,766)	(3,766)
Balance, December 31, 2020	100	-	40	-	3,458	-	361	-	11,112,708	67	29,772	(44,612)	(14,773)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	541	(2,054)	(1,513)
Reclassification of derivative from equity	-	-	-	-	-	-	-	-	-	-	(3,462)	-	(3,462)
Issuance of common stock for cashless exercise of warrant	-	-	-	-	-	-	-	-	206,798	1	(1)	-	-
Issuance of warrants and common stock with convertible notes	-	-	-	-	-	-	-	-	715,285	4	316	-	320
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	3,366,012	20	534	-	554
Issuance of common stock for Series F conversion	-	-	-	-	-	-	(3)	-	37,043	-	3	-	3
Issuance of common stock for Series E conversion	-	-	-	-	(132)	-	-	-	1,550,989	10	106	-	116
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,351)	(6,351)
Balance, December 31, 2021	100	$-	40	$-	3,326	$-	358	$-	16,988,836	$102	$27,809	$(53,017)	$(25,106)

The accompanying an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash Flows Used in Operating Activities:
Net loss	$(6,351)	$(3,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	8
Amortization of debt discount	398	839
Accrued interest expense	1,035	935
Derivative expense	4,103	—
Loss on debt extinguishment	141	—
Changes in operating assets and liabilities:
Prepaid expenses	(120)	370
Accounts payable	94	854
Accrued expenses	35	172
Net Cash Used in Operating Activities	(665)	(588)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable, net of original issue discounts	840	653
Notes payable issuance costs	(101)	(114)
Net Cash Provided by Financing Activities	739	539
Net increase (decrease) in cash	74	(49)
Cash – Beginning of Year	1	50
Cash - End of Year	$75	$1
Supplementary Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of Series E Preferred	$116	$23
Issuance of common stock for conversion of Series F Preferred	3	—
Debt discounts for issuance costs, warrants and derivatives	320	294
Issuance of common stock for conversion of convertible notes	554	—
Reclassification of derivative liability	3,462	—
Accrued and deemed dividends	2,054	1,540
Beneficial conversion feature	—	95

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On August 20, 2021, we as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. for the development, commercialization and exclusive license of MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the exclusive licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

To the extent that resources have been available, the Company has continued to work with its advisors in an effort to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had cash and cash equivalents of approximately $76,000 and has negative working capital of approximately $25.1 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss of approximately $6.4 million for the year ended December 31, 2021 and used cash in operating activities of approximately $665,000. The Company had an accumulated deficit of approximately $53.0 million as of December 31, 2021.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for its our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, the Company had approximately $76,000 in cash equivalents.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2021, the Company’s cash balance did not exceed the federal insurance limit.

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

As of December 31, 2021, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $7.7 million. The value of the derivative liability as of December 31, 2021, was determined by using the binomial lattice model using the following inputs: 0.069% to 1.26% risk free rate, volatility of 255% to 399% and time to maturity of 0 - 0.60 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of December 31, 2021, and there were no liabilities or assets measured at fair value on a recurring or non-recurring basis as of December 31, 2020.

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$7,697	$7,697
Total	$-	$-	$7,697	$7,697

A roll forward of the level 3 valuation financial instruments is as follows:

	Year Ended December 31, 2021
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2020	$—	$—	$—
Initial valuation of derivative liabilities included in debt discount	—	377	377
Initial valuation of derivative liabilities included in derivative expense	246	1,348	1,594
Reclassification of derivative liabilities gain to loss on debt extinguishment	(52)	(193)	(245)
Reclass from additional paid-in capital	3,107	355	3,462
Change in fair value included in derivative expense	2,035	474	2,509
Balance at December 31, 2021	$5,336	$2,361	$7,697

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

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the relative fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the fair value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”), the binomial model or the Monte Carlo Method based upon the underlying conversion features of the debt and then computes and records the relative fair value as a debt discount. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible debt – derivative treatment

When the Company issues debt with a conversion feature, it first assesses whether the conversion feature meets the requirements to be accounted for as stock settled debt. If it does not meet those requirements then it is assessed on whether the conversion feature should be bifurcated and treated as a derivative liability, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include outstanding warrants, stock options, convertible notes and preferred stock have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For all periods presented, basic and diluted net loss were the same.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	December 31,
(in thousands except share and per share data)	2021	2020
Numerator
Net loss	$(6,351)	$(3,766)
Preferred stock dividends	(2,054)	(1,540)
Net Loss allocable to common stockholders	$(8,405)	$(5,306)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	13,003,658	10,876,513
Net loss per share of common stock, basic and diluted
Net loss per share, basic and diluted	$(0.65)	$(0.49)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options outstanding	384,050	391,350
Convertible notes	48,696,732	33,658,590
Warrants	74,625,139	78,181,855
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	43,240,749	42,055,232
Series F Preferred Stock	4,555,010	4,303,767
Total	171,618,347	158,707,461

As of December 31, 2021, the Company’s fully diluted common stock equivalents exceeded the 180,000,000 shares currently authorized.

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

Note 3 – Prepaid Expenses

As of December 31, 2021, prepaid expenses totaled approximately $120,000 and included prepaid manufacturing expenses for the Company’s clinical development candidate MLR-1019. As of December 31, 2020, no prepaids were recorded on the accompanying balance sheet.

Note 4 – Notes Payable and Convertible Promissory Notes

2019 Term Loan

During 2019, the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes in the aggregate principal amount of approximately $5.7 million. The Company paid $707,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the straight-line method.

The promissory notes accrued interest at a rate of 12% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every three months thereafter. On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.

The unpaid principal balance of the notes, plus accrued and unpaid interest thereon, matured on June 28, 2020. The notes are secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries. On June 28, 2020, the Company defaulted on the maturity date principal payment.

The Company recognized approximately $1.2 million in interest expense related to the 2019 Term Loan for the year ended December 31, 2020 including $347,000 related to the amortization of debt issuances costs. The Company recognized approximately $852,000 in interest expense related to the notes for the year ended December 31, 2021. As of December 31, 2021, the debt discount and issuance costs for this term loan were fully amortized.

As of December 31, 2021, the Company had approximately $2.0 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and $2.0 million in accrued interest on the 2019 Term Loan.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of December 31, 2021, and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Convertible Notes	$1,516	$720
Unamortized discounts	(530)	(79)
	$986	$641

Eight convertible notes with outstanding principal of approximately $1.3 million were in default as of the issuance date of this Report.

Secured Convertible Promissory Note – February 2020

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors and issued the investors, (i) original issue discount Convertible Promissory Notes with a principal of $550,500 issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes.

The Convertible Notes matured on August 5, 2020. Prior to default, interest accrued to the Holders on the aggregate unconverted and then outstanding principal amount of the Notes at the rate of 10% per annum, calculated on the basis of a 360-day year and accrues daily. On June 15, 2020, the Company defaulted on certain covenants in the 2020 term loan and the interest rate reset to the default rate of 18%.

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

The Company recorded a discount related to the Warrants of approximately $322,000, which includes an allocation of original issue discount (“OID”) and issue costs of $30,000 and $53,000 based on the relative fair value of the instruments as determined by using the Monte-Carlo simulation model. The Company also recorded the remaining debt discount related to the convertible debt OID of approximately $21,000 and debt issuance costs of $38,000 using the relative fair value method to be amortized as interest expense over the term of the loan using the straight-line method. Total discounts recorded were approximately $381,000.

The Company recognized $75,000 in interest expense related to the notes for the year ended December 31, 2020. The Company amortized $381,000 of debt discount including the $38,000 related to debt issuance cost for the year ended December 31, 2020. The Company recognized approximately $96,000 in interest expense related to the notes for the year ended December 31, 2021. As of December 31, 2021, the debt discounts for this Convertible Note were fully amortized.

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

On October 4, 2021, the holder of the Convertible Note converted $26,250 of principal and interest into 525,000 shares of common stock.

On November 29, 2021, the holder of the Convertible Note converted $31,150 of principal and interest into 623,012 shares of common stock.

The total note principal and interest converted during the year ended December 31, 2021, was $168,300 and 3,366,012 common shares issued were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of $386,000. In addition, derivative fair value of $245,000 relating to the portion of the Note converted was settled resulting in gain on extinguishment of approximately $245,000. The net loss on extinguishment was approximately $141,000.

As of December 31, 2021, the Company had accrued interest on the February 2020 Convertible Note of approximately $101,000.

As of December 31, 2021, the Company remains in default on the repayment of remaining principal of $457,359 and accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2020

On June 26, 2020, the Company issued to an existing investor in the Company a 10% original issue discount Senior Secured Convertible Promissory Note with a principal of $58,055, for a purchase price of $52,500, net of the original issue discount of $5,555. The Convertible Note matured on December 26, 2020. Prior to default, interest accrued on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 10% per annum, calculated on the basis of a 360-day year. The Company incurred approximately $14,000 in debt issuance costs. On August 5, 2020, the Company defaulted on certain covenants in the loan and the interest rate reset to the default rate of 18%.

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

For the year ended December 31, 2020, the Company recognized approximately $5,000 in interest expense. For the year ended December 31, 2020, the Company recognized $70,000 related to the amortization of debt discount. including $14,000 related to the amortization of debt issuance costs, respectively. For the year ended December 31, 2021, the Company recognized approximately $11,000 in interest expense related to the notes. As of December 31, 2021, the debt discount and issuance costs for the loan were fully amortized.

As of December 30, 2021, the Company remains in default on the repayment of principal of $58,055 and approximately $16,000 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – October 2020

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note with a principal of $111,111, for a purchase price of $100,000. The note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price of the notes is subject to anti-dilution price protection and on March 19, 2021, the conversion price of the notes was adjusted to $0.05 per share as a result of subsequent equity sales by the Company.

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

Additionally, the Company issued the noteholder 1,587,301 warrants to purchase the Company’s common stock at $0.08 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 952,379 warrants to the note holder. The Company recorded approximately $57,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.92 years in calculating the fair value of the warrants.

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

For the year ended December 31, 2020, the Company recognized approximately $2,000 in interest expense. For the year ended December 31, 2020, the Company recognized $41,300 related to the amortization of debt discount including $1,300 of debt issuance costs. For the year ended December 31, 2021, the Company recognized approximately $17,000 in interest expense. For the year ended December 31, 2021, the Company recognized $79,000 related to the amortization of debt discount including debt issuance costs.

As of December 31, 2021, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $19,000.

As of December 31, 2021, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – January 2021

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

Additionally, the Company issued to the investor 753,968 warrants to purchase the Company’s common stock at an exercise price of $0.08 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $0.05 and the Company issued an additional 452,372 warrants to the note holder. The Company recorded approximately $27,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.97 years in calculating the fair value of the warrants.

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

Total discounts recorded including the original issue discount were approximately $35,000.

For year ended December 31, 2021, the Company recognized approximately $6,700 in interest expense. For year ended December 31, 2021, the Company recognized $35,000 related to the amortization of debt discount including the amortization of debt issuance costs. No interest expense or debt discount was recognized for the same period of 2020. As of December 31, 2021, the debt discount and issuance costs on the note were fully amortized.

As of December 31, 2021, the Company has outstanding principal of $52,778 on the note, and has recorded approximately $6,700 of accrued interest included in accrued expenses on the accompanying balance sheet.

As of December 31, 2021, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – April 2021

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

The note matured on October 12, 2021, Prior to default, interest accrued on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on-the-basis of a 360-day year. On October 12, 2021, the Company defaulted on the note and the interest rate on the note reset to 18% per annum.

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

On November 30, 2021, the exercise price of the warrants was adjusted to $0.05 based on a note conversion at $0.05 and the Company issued an additional 131,667 warrants to the note holder.

For the year ended December 31, 2021, the Company recognized approximately $6,100 in interest expense for the notes. For the year ended December 31, 2021, the Company recognized approximately $37,500, related to the amortization of debt discount including debt issuance costs. No interest expense or debt discount was recognized for the same period of 2020.

As of December 31, 2021, the Company has recorded $66,667 of principal and approximately $6,100 of accrued interest for the note on the accompanying balance sheet. As of December 31, 2021, the debt discount and issuance costs on the note were fully amortized.

As of December 31, 2021, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

On October 27, 2021, the Company and the institutional investor who holds the convertible promissory note agreed to extend the maturity date of the note by six months to December 25, 2022 for no consideration.

On November 30, 2021, the exercise price of the warrants was adjusted to $0.05 based on a note conversion at $0.05 and the Company issued an additional 506,667 warrants to the note holder.

For the year ended December 31, 2021, the Company recognized approximately $27,800 related to the amortization of debt discount. For the year ended December 30, 2021, the Company recognized approximately $5,800 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2020.

At December 31, 2021, the Company has recorded $66,500 of outstanding principal and approximately $5,700 of accrued interest and $38,700 of unamortized discount and issuance expenses.

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

The note matures one year from issuance and absent an event of default provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0.075 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. On November 9, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

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

On November 30, 2021, the exercise price of the warrants was adjusted to $0.05 based on a note conversion at $0.05 and the Company issued an additional 720,000 warrants to the note holder.

For the year ended December 30, 2021, the Company recognized approximately $86,400 related to the amortization of debt discount. For the year ended December 30, 2021, the Company recognized approximately $15,800 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2020.

At December 31, 2021, the Company has remaining $220,500 of outstanding principal and approximately $15,800 of accrued interest and $134,100 of unamortized discount.

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

On October 27, 2021, the Company and the institutional investor who holds the promissory note agreed to extend the maturity date the notes by six months to February 17, 2023 for no consideration.

On November 15, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

On November 30, 2021, the exercise price of the warrants was adjusted to $0.05 based on a note conversion at $0.05 and the Company issued an additional 720,000 warrants to the note holder.

For the year ended December 31, 2021, the Company recognized approximately $62,600 related to the amortization of debt discount. For the year ended December 30, 2021, the Company recognized approximately $15,400 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2020.

At December 31, 2021, the Company has recorded $220,500 of outstanding principal and approximately $15,400 of accrued interest and $157,900 of unamortized discount and issuance expenses.

Convertible Promissory Note – October 4, 2021

On October 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the Buyer and issued the Buyer 59,523 common shares as a commitment fee.

The Note is due October 4, 2022. The Note provides for interest at the rate of 10% per annum, payable in seven equal monthly payments beginning on August 15, 2022 through the maturity date. The Note is convertible into shares of common stock at any time following the date of cash payment at the Buyer’s option at a conversion price of $0.075 per share, subject to certain adjustments.

The Warrants are exercisable for three-years from October 4, 2021, at an exercise price of $0.095 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

The Company incurred approximately $15,000 in debt issuance costs. The Company also issued 43,459 shares of common stock to the investment banker as a commission on the note.

Due to the lack of authorized shares, the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $564,943 with $487,052 charged to derivative expense and $77,891 recorded as a debt discount.

The Company recorded a total debt discount of $131,250 including an original issue discount of $6,250, a discount related to issuance costs of $15,000, a discount related to the issuance of common stock of $32,109, and a $77,891 discount related to the initial derivative value of the embedded conversion feature on the Note all based on the relative fair value of the instruments. The discounts are being amortized over the life of the convertible note.

For the year ended December 31, 2021, the Company recognized approximately $32,000 related to the amortization of debt discount. For the year ended December 30, 2021, the Company recognized approximately $3,200 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2020.

At December 31, 2021, the Company has recorded $131,250 of outstanding principal and approximately $3,200 of accrued interest and $99,200 of unamortized discount and issuance expenses.

Convertible Promissory Note – October 7, 2021

On October 7, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the Buyer and issued the Buyer 59,523 common shares as a commitment fee and an additional 52,632 shares as a commission to the broker.

The Note is due October 7, 2022. The Note provides for interest at the rate of 10% per annum, payable at maturity. The Note is convertible into shares of common stock at any time following the date of cash payment at the Buyer’s option at a conversion price of $0.075 per share, subject to certain adjustments.

The Warrants are exercisable for three-years from October 7, 2021, at an exercise price of $0.095 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

The Company incurred approximately $15,000 in debt issuance costs.

Due to the lack of authorized shares, the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $564,184 with $487,667 charged to derivative expense and $76,517 recorded as a debt discount.

The Company recorded a total debt discount of $131,250 including an original issue discount of $6,250, a discount related to issuance costs of $15,000, a discount related to the issuance of common stock of approximately $33,483, and a $76,517 discount related to the initial derivative value of the embedded conversion feature on the Note all based on the relative fair value of the instruments. The discounts are being amortized over the life of the convertible note.

For the year ended December 31, 2021, the Company recognized approximately $30,900 related to the amortization of debt discounts. For the year ended December 30, 2021, the Company recognized approximately $3,100 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2020.

At December 31, 2021, the Company has recorded $131,250 of outstanding principal and approximately $3,100 of accrued interest and $100,300 of unamortized discount and issuance expenses.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit as of December 31, 2021, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Accordingly, for existing embedded conversion options and existing warrants that were not previously accounted for as derivatives, the Company reclassified $3,462,000 from additional paid-in capital to derivative liability on December 31, 2021. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

During the year ended December 31, 2021, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options of approximately $2.0 million was recorded as derivative liabilities of which $377,269 was allocated as a debt discount and $1,593,978 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a loss from the initial and change in the derivative liabilities fair value of approximately $4.1 million for the year ended December 31, 2021.

During the year ended December 31, 2021, the fair value of the derivative liabilities was estimated at issuance and at the December 31, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	247% to 412%
Risk-free interest rate	0.07% to 1.26%

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes to reduce the conversion price to $0.05 in November 2021 since all of the embedded conversion options in the convertible notes were treated as derivatives.

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

No royalties were paid for the years ended December 31, 2021 or 2020.

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

The Company recognized $45,000 as other income from the agreement for the year ended December 31, 2020. No revenue was recorded for the year ended December 31, 2021.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of December 31, 2021, and December 31, 2020, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

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

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at December 31, 2021, and December 31, 2020.

In addition, as of December 31, 2021, the Company owed various officers and directors approximately $42,000 for services rendered which is included as due to related party on the accompanying balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A and Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of December 31, 2021 the Company has not filed the certificate of elimination. Each subsequent authorization of Preferred Stock has liquidation preference over the previous Series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share.

As of December 31, 2021, and December 31, 2020, 100 shares of Series C Preferred stock were outstanding.

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

As of December 31, 2021, and December 31, 2020, 40 shares of Series D Preferred were outstanding.

Series E Convertible Preferred Stock and Warrants

The Series E Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the option of the holder and anti-dilution rights. Series E Preferred stock is convertible into shares of common stock at $0.50. Anti-dilution price protection on Series E Preferred stock expired on February 10, 2020. Warrants issued with Series E Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

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

As of May 17, 2021, the three-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders. As of December 31, 2021, the Company has not provided notice of conversion to the holders of the Series E Preferred stock.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock. In addition, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

On July 30, 2021, an investor converted 50 shares of Series E Preferred stock with a state value of $250,000 into 500,000 shares of common stock.

On October 4, 2021, the Company issued 255,540 shares of common stock upon the conversion of 20 shares Series E Preferred stock including accrued dividends of $27,770.

On October 5, 2021, the Company issued 385,414 shares of common stock upon the conversion of 30 shares of Series E Preferred stock including accrued dividends of $42,707.

On October 8, 2021, the Company issued 51,414 shares of common stock upon the conversion of 4 shares of Series E Preferred stock including accrued dividends of $5,707.

On October 12, 2021, the Company issued 64,312 shares of common stock upon the conversion of 5 shares of Series E Preferred stock including accrued dividends of $7,156.

On November 23, 2021, the Company issued 193,299 shares of common stock upon the conversion of 15 shares of Series E Preferred stock including accrued dividends of $21,649.

As of December 31, 2021, the Company had a total of 30,405,600 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023 and have an exercise price of $0.05.

The Company had accrued dividends on the Series E Preferred stock of approximately $5.0 and $3.7 million, as of December 31, 2021, and December 31, 2020, respectively.

At December 31, 2021 and December 31, 2020, there were 3,326 and 3,458 Series E shares outstanding, respectively.

Series F Convertible Preferred Shares and Warrants

The Series F Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the holders option and anti-dilution rights. Series F Preferred stock is convertible into shares of common stock at $0.50. Anti-dilution price protection on Series F Preferred stock expired on February 10, 2020. Warrants issued with Series F Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of December 31, 2021, the Company had not repurchased the remaining shares.

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

On October 15, 2021, the Company issued 37,043 shares of common stock upon the conversion of 3 shares of Series F Preferred stock and including total accrued dividends of $3,521.

As of November 9, 2021, the three-year anniversary of the closing of the Series F Preferred stock offering, all outstanding Series F Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders. As of December 31, 2021, the Company has not provided notice of conversion to the holders of the Series F Preferred stock.

As of December 31, 2021, the Company had a total of 3,088,500 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series F Preferred stock of approximately $488,000 and $347,000, as of December 31, 2021, and December 31, 2020, respectively.

At December 31, 2021 and December 31, 2020, there were 358 and 361 Series F Preferred shares outstanding, respectively.

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

As of December 31, 2021, no Series G Preferred Stock has been issued by the Company.

Common Stock

On December 11, 2020, the Company issued 121,699 shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of 10 shares Series E Convertible Preferred Stock plus accrued dividends for a total value of $60,850.

On December 21, 2020, the Company issued 121,480 shares of our common stock to a holder of Series E Convertible Preferred Stock in connection with the conversion of 10 shares Series E Convertible Preferred Stock plus accrued dividends for total value of $60,740.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock.

On June 8,2021, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

On July 30, 2021, and investor converted 50 shares of Series E Preferred stock with a stated value of $250,000 into 500,000 shares of common stock.

On August 11, 2021, the Company issued 100,000 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $56,464.

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

On October 4, 2021, the Company issued 255,540 shares of common stock upon the conversion of 20 shares Series E Preferred stock including accrued dividends of $27,770.

On October 4, 2021, the Company issued 59,523 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $10,859.

On October 5, 2021, the Company issued 385,414 shares of common stock upon the conversion of 30 shares of Series E Preferred stock including accrued dividends of $42,707.

On October 8, 2021, the Company issued 51,414 shares of common stock upon the conversion of 4 shares of Series E Preferred stock including accrued dividends of $5,707.

On October 8, 2021, the Company issued 59,523 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $12,233.

On October 15, 2021, the Company issued 37,043 shares of common stock upon the conversion of 3 shares of Series F Preferred stock including accrued dividends of $3,521

On November 4, 2021, the Company issued 153,227 shares of common stock upon a cashless exercise of 250,000 warrants issued with the April 2021 Convertible Note.

On December 6, 2021, the Company issued 96,091 shares of common stock to an investment banker for commissions due under a banking agreement. The shares were recorded at their relative fair value of approximately $18,745.

During the twelve-month period ending December 31, 2021, the company issued 3,366,012 million common shares upon the conversion of $98,141 principal and $70,160 of accrued interest on the February 2020 convertible note. The common shares issued upon conversions of the note for the period ended December 31, 2021 were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of approximately $386,000.

Warrants

As of December 31, 2021, there were 74,625,139 common stock warrants outstanding, with a weighted average exercise price of $0.05 per share, and annual expirations as follows:

Warrant Summary:
	Shares	2023	2024	2025	2026
Issued with Series E Preferred Stock	30,405,600	30,405,600	—	—	—
Issued with Series F Preferred Stock	3,088,500	3,088,500	—	—	—
Issued with Convertible Notes	40,782,306	—	2,472,380	32,918,586	5,391,340
Other	348,733	10,080	335,452	3,201	—
Total Warrants	74,625,139	33,504,180	2,807,832	32,921,787	5,391,340

The above includes 74,276,406 price adjustable warrants.

The intrinsic value of 74,625,139 warrants as of December 31, 2021 was $1,492,503.

A total of 343,750 Series D warrants expired during the period ended December 31, 2021. In addition, there were 75,000 Series E warrants and 250,000 warrants issued with convertible notes exercised on a cashless basis for the twelve-month period ended December 31, 2021.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is therefore, indeterminate. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit as of December 31, 2021, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On December 31, 2021, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

NOTE 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021 and 2020:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,071,333	$0.58
Options expired / forfeited	(3,679,983)	$0.53
Outstanding, December 31, 2020	391,350	$1.00
Options expired / forfeited	(7,300)	$1.83
Outstanding, December 31, 2021	384,050	$0.97
Exercisable, December 31, 2021	384,050	$0.97

No stock options were granted during the years ended December 31, 2020 or 2021.

The following table summarizes additional information on the Company’s stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.00	383,500	1.33	$0.98	383,500	$0.98
$1.70	4,050	0.02	$1.70	4,050	$1.70
Totals	384,050	1.32	$0.97	384,050	$0.97

No stock options were issued by the Company during the year ended December 31, 2021.

As of December 31, 2021, the Company had no unrecognized compensation expense related to unvested stock options. Total expense related to stock options was zero and approximately $8,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the intrinsic value of options outstanding or exercisable was zero there were no options outstanding with an exercise price less than $0.07, the per share closing market price of our common stock at that date.

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

Share Repurchase Agreement

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of December 31, 2021, the Company had not repurchased the remaining shares.

Licensing Agreement – MLR 1019

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC (“MP”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a royalty of 5% of gross sales.

The license terminates upon the last expiration of the patents licensed by the Company, which is presently 2034 subject extensions and renewals of any of such patents. If the Company fails to have its common stock listed on Nasdaq or the NYSE (an “Uplisting Event”) within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights for using MP’s data shall terminate. Additionally, if the Company has completed the necessary steps to affect an Uplisting Event, the Company will have the option to purchase all rights held by MP on the MLR-1019 licensed products in consideration for 10% of the outstanding shares of the Company’s common stock (immediately post Uplisting Event) and 2.5% royalty of future gross product sales.

As of December 31, 2021, no performance milestones had been met under the agreement.

Licensing Agreement – MLR 1023

On August 24, 2021, the Company as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. for the development, commercialization and exclusive license of Melior’s MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

Under the Agreement, the Company was granted an exclusive license to use the MP Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a tiered royalty of 8-12% of gross sales.

Under the original terms of the agreement if the Company failed to raise $4.0 million dollars within 120 days of the Effective Date then the License would immediately terminate unless, by 120 Days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 Days would be provided to allow for the completion of the raise.

On November 17, 2021, Melior Pharmaceuticals I, Inc. extended the Company’s timeline from 120 days to 180 days from the effective of the agreement for the Company to raise $4.0 million dollars unless, by 180 Days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 Days shall be provided to allow for the completion of required fundraising.

As of December 31, 2021, no performance milestones had been met under the agreement.

NOTE 10 - Income Taxes

The Company has identified its federal and California and Louisiana state tax returns as “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are 2018 through 2021 for federal and 2019 through 2021 for Louisiana. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2021, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $326 million. which are available to offset future taxable income. Portions of these carryforwards will expire through 2037 if not otherwise utilized. Losses from 2018 and onwards will be carryforward indefinitely. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carryforwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, deferred tax liabilities and valuation allowance as of December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$8,402	$7,741
Inventory reserve		114
Depreciation and amortization	1,272	2,226
Share based compensation	647	599
Other	613	297
Total deferred tax assets	10,935	10,977
Valuation allowance	(10,935)	(10,977)
Net deferred tax assets	—	—
Deferred tax liabilities:
Intangible assets	—	—
Net deferred tax liabilities	$—	$—

The Company records a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance decreased $42,000 and increased $0.6 million during 2021 and 2020, respectively.

As of the date of this filing, the Company has not filed its 2021 federal and state corporate income tax returns. The Company expects to file the 2021 return by the extension filing date.

NOTE 11 - Subsequent Events

Default on Convertible Notes

On January 2, 2022, the company defaulted on certain covenants contained in the October 4, 2021, convertible note and the interest rate reset to 16%.

On January 5, 2022, the company defaulted on certain covenants contained in the October 7, 2021, convertible note and the interest rate reset to 16%.

Conversion of Principal and Interest on Convertible Note

On January 27, 2022, the holder of the June 25, 2021, convertible note converted $9,500 of principal and $421 of interest at $0.039 per share into 254,401 shares of common stock.

Amendment to Licensing Agreement

On February 16, 2022, an addendum to the licensing agreement dated August 4, 2021, was executed by the Company and Melior Pharmaceuticals I, Inc, extending the requirement by the Company to raise $4.0 million dollars to June 16, 2022.

Issuance of Convertible Promissory Note

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Note in the principal amount of $250,000 for a purchase price of $200,000 reflecting a $50,000 original issue discount. The Company received total consideration of $180,000 after debt issuance costs of $20,000. In addition, the Company issued 50,000 shares of common stock as a commitment fee to the investor. The company will record a debt discount related to the original issue discount and will evaluate the note terms for derivative accounting treatment.

The Note provides for guaranteed interest at the rate of 10% per annum for the 12 months from and after the original issue date of the Note for an aggregate guaranteed interest of $25,000, all of which guaranteed interest shall be deemed earned as of the date of the note. The principal amount and the guaranteed interest shall be due and payable in seven equal monthly payments each, $39,285.71, commencing on August 15, 2022, and continuing on the 15th day of each month until paid in full not later than March 15, 2023, the maturity date.

The Note is convertible into shares of common stock at any time following any event of default at the Buyer’s option at a conversion price of ninety percent (90%) per share of the lowest per-share trading price of the Company; stock during the ten trading day periods before the conversion, subject to certain adjustments.

