Form 10-K/A
period 2021-12-31
Adhera Therapeutics, Inc.
filed 2022-04-29
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 17,493,237 shares of common stock (including shares not yet issued which are issuable), par value $0.006 per share, outstanding as of April 26, 2022.

Audit Firm ID	Auditor Name	Auditor Location
106	SALBERG & COMPANY, P.A.	Boca Raton, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Adhera Therapeutics, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by and not included in Part III of the 2021 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2021.

In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 21, 2022, the number of members of our Board of Directors of the Company (the “Board”) is fixed at four. The members of our Board as of such date are as follows:

Name	Age	Position	Director Since
Andrew Kucharchuk	41	Chief Executive Officer and Chairman of the Board	July 2020
Charles Rice	56	Director	July 2020
Trond Waerness	54	Director	April 2021
Zahed Subhan	64	Director	November 2021

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Andrew Kucharchuk – Mr. Kucharchuk has served as the Chariman of our Board and Chief Executive Officer since July 7, 2020. He has also served on the Board of Directors of Theralink Technologies, Inc. (“Theralink”) since 2020 after previously serving in such role from September 2015 to March 2017. Previously, he served as President and Chief Financial Officer of Theralink from February 2016 until June 2020, as Chief Executive Officer of Theralink from November 2019 until June 2020, and as Chief Financial Officer of Theralink from 2009 to September 2015. Mr. Kucharchuk has also served as Acting Chief Financial Officer of Theralink from June 2020 to September 2020.

We believe that Mr. Kucharchuk’s prior executive experience in the pharmaceutical industry, as well as his financial background, make him a valuable asset to our Board.

Charles L. Rice – Mr. Rice has served as a director since July 10, 2020. He also served as a member of the Board of Directors of Theralink from November 2015 until June 2020. He is also the President of Entergy New Orleans, Inc. (“Entergy”), an electric and gas utility company, where he has served since 2010.

We believe that Mr. Rice’s prior management and governance experience makes him a valuable asset to our Board.

Trond K. Waerness – Mr. Waerness has served as a director of the Company since April 2021. Since 2016, Mr. Waerness has either founded or co-founded three successful and profitable pharmaceutical services companies including Atna Consulting Services where he currently serves as Chief Executive Officer. We believe that Mr. Waerness’ experience in various roles of pharmaceutical commercialization makes him a valuable asset to our Board.

Zahed Subhan – Mr. Subhan has served as a director of the Company since November 2021. He has served as the Chief Executive Officer and director of Aestas Pharma Inc. since 2015. Mr. Subhan has also been a director of Eppin Pharma Inc. (“Eppin”) since 2013, and the Chief Executive Officer of Eppin from 2013 to 2018.

We believe that Mr. Subhan’s extensive experience in the pharmaceutical and biotechnology industries makes him a valuable asset to our Board.

Executive Officers of Our Company

Biographical information concerning Andrew Kucharchuk, our Chief Executive Officer, who also serves as Chairman of the Board, is set forth above. No other executive officers are employed or are contracted by the Company.

Family Relationships

There are no familial relationships between any of our executive officers and directors.

Audit Committee

Due to our financial and operational condition, and the size of our Board, the entire Board functions as the audit committee. The Board authorized and approved the engagement of the independent registered public accounting firm, reviewed the results and scope of the audit and other services provided by the independent registered public accounting firm, reviewed our financial statements, reviewed and evaluated our internal control functions, approved or established pre-approval policies and procedures for all professional audit and permissible non-audit services provided by the independent registered public accounting firm and reviewed and approved any proposed related party transactions.

The Board has determined that the Company does not have an audit committee financial expert, as that term is defined in Item 407(d) of Regulation S-K, due to its lack of a separate audit committee, small size and limited resources.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers, and to members of our Board. Our Code of Business Conduct and Ethics is filed as Exhibit 10.18 to this Amendment. Printed copies are available upon request without charge by contacting us at our corporate headquarters at 8000 Innovation Parkway, Baton Rouge, LA 70820 Attention: Corporate Secretary. Any amendment to or waiver of the Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the year ended December 31, 2021, except the Form 3 for Zahed Subhan, director, the Form 3 for Charles Rice, director, and the Form 3 for Trond Waerness, director, which were not timely filed. None of our directors are owners of our common stock or other equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid, distributed or accrued by us during for the years ended December 31, 2021 and 2020 by our principal executive officer our only highly compensated executive officer who served during 2021 (“Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($))	Total ($)

Andrew Kucharchuk(1)	2021	186,000	186,000
Chief Executive Officer	2020	60,000	60,000

(1)	Mr. Kucharchuk has served as our Chief Executive Officer since July 7, 2020.

Andrew Kucharchuk’s Employment Agreement

On July 7, 2021, Mr. Kucharchuk entered into an Employment Agreement, pursuant to which we agreed to pay to Mr. Kucharchuk, a base salary of $250,000 per year for his services as Chief Executive Officer. Under his Employment Agreement Mr. Kucharchuk is also eligible to receive an annual bonus during the term of the agreement with a target amount of up to 20% of his base salary, or up to $50,000, based on performance criteria mutually determined in good faith by the Board and Mr. Kucharchuk. The Employment Agreement is for an initial term of two years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party.

Under his Employment Agreement, Mr. Kucharchuk is entitled to severance payments if his employment terminated under certain circumstances.

In the event of termination by the Company without “cause,” or resignation for “good reason,” Mr. Kucharchuk is entitled to receive six months base salary and continued benefits for six months.

Generally, “good reason” is defined as (i) a material diminution in Mr. Kucharchuk’s authority, duties or responsibilities due to no fault of his own, or any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (ii) generally a relocation of the principal place of employment to a location outside of a 50-mile radius of the Company’s current headquarters in Baton Rouge, Louisiana.

Under the terms of the Employment Agreements, Mr. Kucharchuk is subject to non-competition and non-solicitation covenants during the term of his employment and for one year following termination of employment with the Company. His Employment Agreement also contains customary confidentiality and non-disparagement covenants.

Outstanding Equity Awards at Fiscal Year-end Table

There were no outstanding equity awards held by our Named Executive Officer as of December 31, 2021.

Director Compensation

The following table sets forth information concerning compensation for services rendered by our independent directors for the year ended December 31, 2021. However, for information about the compensation paid to those of our directors who are also Named Executive Officers (Mr. Kucharchuk), see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Charles Rice	$24,000	$24,000
Trond Waerness	16,000	16,000
Zahed Subhan (1)	8,334	8,334

Total:	$48,334	$48,334

(1)	Mr. Zahed Subhan’s fees earned for 2021 were pursuant to an agreement dated November 1, 2021, between Mr. Subhan and the Company which provides for payment of $4,167 per month for services rendered as a member of our Board of Directors and for scientific consulting.

Director Compensation Program

Our director compensation program generally entails paying our non-employee directors cash fees for their services. With the exception of Mr. Subhan, who pursuant to an agreement with the Company is entitled to receive monthly payments of $4,167, or $50,000 per year for services rendered as a member of the Board and for scientific consulting, our compensation program for directors for 2021 consisted of an annual cash payment of $24,000 per year, payable quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of April 26, 2022 beneficially owned by: (i) each current director of our company; (ii) our Named Executive Officer; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

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

Name	Number of Shares		Percent of Shares Outstanding (%)
Officers and Directors:
Andrew Kucharchuk	-		-
Charles Rice	-		-
Trond Waerness	-		-
Zahed Subhan	-		-
5% Stockholders:
Vuong Trieu, Ph.D.	3,533,564	(2)	20.20%
Autotelic LLC	2,312,356	(3)	13.22%
Autotelic Inc.	1,727,594	(4)	9.88%

* Beneficial ownership of less than 1% is omitted.

(1)	Applicable percentages are based on 17,493,237 of common stock outstanding as of the April 26, 2022, including shares not yet issued which are issuable and excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after the date of determination, whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Dr. Trieu previously served as an executive officer and as a director of our company. Includes 2,312,356 shares held by Autotelic LLC, entity of which Dr. Trieu serves as an executive officer, 86,207 shares held by LipoMedics Inc., an entity of which Dr. Trieu serves as Chairman of the Board and as an executive officer, and 525,536 shares of common stock held by Autotelic Inc., an entity of which Dr. Trieu serves as Chairman of the Board. Information based on a Schedule 13D/A filed with the SEC on April 27, 2018.
(3)	Address is 17870 Castleton Street, Suite 250, Rowland Heights, CA 91748. Dr. Vuong Trieu is the Chief Executive Officer of the entity.
(4)	Address is 940 South Coast Drive, Suite 100, Costa Mesa, CA 92626. Represents 525,536 shares of common stock and warrants to purchase common stock which are subject to a 9.99% beneficial ownership limitation. Dr. Vuong Trieu is the Chief Executive Officer of the entity.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the year ended December 31, 2021 with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2014 Long-Term Incentive Plan and our 2018 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders (1)	4,050	$1.79	8,925,950
Equity compensation plans not approved by security holders (2)	380,000	$0.98	-
Total	384,050	$.0.99	8,925,950

(1)	Consists of 4,050 shares of common stock underlying awards made pursuant to our 2014 Stock Incentive Plan.
(2)	Consists of stock options grant to non-employees during the year ended 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Business Conduct and Ethics requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Board, which must review and approve the transaction in writing in advance. In reviewing such transactions the Board considers the relevant available facts and circumstances.

Related Party Transactions

Set forth below is a brief description of the transactions since January 1, 2020 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Amendment, as applicable.

Transactions with BioMauris, LLC / Erik Emerson

During the year ended December 31, 2019, the company paid a total of approximately $32,000 for services provided by BioMauris, LLC, of which Erik Emerson, our former Chief Commercial Officer and former director of Adhera, is Executive Chairman.

In July 2019, Mr. Emerson, became the owner of an equity interest of approximately 22% in Pharma Hub Network, our third-party network manager. During the third quarter of 2019, we terminated the relationship with Pharma Hub Network. For the year ended December 31, 2019, we recorded approximately $62,000 of related party expense for services provided by Pharma Hub Network.

Director Independence

The Board utilizes the Nasdaq’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that with the exception of Mr. Kucharchuk, each of our directors is independent directors within the meaning of the Nasdaq independence standards. In making this independence determination, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 28, 2021, the Board of Directors of the Company approved the dismissal of Baker Tilly USA, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm and approved the appointment of Salberg & Company (“Salberg”) as the Company’s new independent registered public accounting firm to perform independent audit and attestation services for the year ended December 31, 2021. As of December 31, 2021, the Company owed Baker Tilly USA, LLP approximately $26,000 for audit fees incurred prior to the dismissal.

The following table sets forth the fees billed to the Company for professional services rendered by Salbergfor the years ended December 31, 2021 and 2020:

Services	2021($)*	2020($)*
Audit Fees (1)	$65,000	$-
Audit-Related fees (2)	-	-
Tax fees (3)	-	-
Total fees	$65,000	$-

*Does not include amounts billed to us by Baker Tilly, LLP, our former principal accountant, during the applicable period.

(1)	Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2021 and (iv) services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees – These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees – These consist of professional services rendered in connection with tax compliance, tax planning and federal and state tax returns for the years ended December 31, 2021 and December 31, 2020.

Pre-Approval Policies and Procedures

The Board has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Board is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Board.

The Board pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Board has otherwise complied with the provisions of its charter.

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

(3)	Exhibits required by Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 31, 2010 by and among the Registrant, Cequent Pharmaceuticals, Inc., Calais Acquisition Corp. and a representative of the stockholders of Cequent Pharmaceuticals, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2010, and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 15, 2016, by and among the Registrant, IThena Acquisition Corporation, IThenaPharma Inc. and Vuong Trieu as the representative of IThenaPharma Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2016, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference).
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference).
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference).
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference.
3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, incorporated herein by reference).
3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference).
3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, incorporated herein by reference).
3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference).
3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference).
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference).

3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference).
3.15	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference).
4.1	Form of Secured Promissory Note issued by the Registrant to select accredited investors on June 26, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2020, incorporated herein by reference).
4.2	Form of Convertible Promissory Note issued by the Registrant on February 5, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant issued by the Registrant on February 5, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
4.4	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 26, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated June 30, 2021, incorporated her herein by reference).
4.5	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 5, 2020, incorporated her herein by reference).
4.6	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 30, 2020 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 5, 2020, and incorporated herein by reference)
4.7	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference).
4.8	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on January 31, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 9, 2021, and incorporated herein by reference)
4.9	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on April 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference)
4.11	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.5 to our Current Report on Form 10-Q dated August 23, 2021, and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on June 25, 2021. (filed as Exhibit 4.6 to our Current Report on Form 10-Q dated August 23 ,2021, and incorporated herein by reference)
4.13	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 18, 2021, and incorporated herein by reference).

4.14	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 12, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 18 , 2021, and incorporated herein by reference)
4.15	Form of Convertible Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference).
4.16	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
4.17	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 8 , 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference).
4.18	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021. (filed as Exhibit 4.2 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
4.19	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference).
4.20	Form of Common Stock Purchase Warrants issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021. (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
4.21	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022 (filed as Exhibit 4.21 to our Annual Report on Form 10-K dated April 15, 2022, and incorporated herein by reference)^
10.1	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference). (1)
10.2	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference).**
10.3	License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference).(1)
10.4	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference).**
10.5	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).
10.6	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference).

10.7	Security Agreement, dated as of June 26, 2020, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference).
10.8	Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference).
10.9	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals II, LLC dated July 28, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2021, and incorporated herein by reference).
10.10	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 (filed as Exhibit 10.11 to our Annual Report on Form 10-K dated April 15, 2022, and incorporated herein by reference) ^
10.11	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022 (filed as Exhibit 10.12 to our Annual Report on Form 10-K dated April 15, 2022, and incorporated herein by reference) ^
10.12	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
10.13	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021. (filed as Exhibit 4.3 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
10.14	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021. (filed as Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
10.15	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022. (filed as Exhibit 10.16 to our Annual Report on Form 10-K dated April 15, 2022, and incorporated herein by reference)^
10.16	Employment Agreement with Andrew Kucharchuk dated July 5, 2021(2)
10.17	Agreement with Zahed Subhan dated November 1, 2021(2)
10.18	Code of Business Conduct and Ethics (2)
16.1	Letter of Baker Tilly USA, LLP dated May 11, 2021 (filed as Exhibit 16.1 to our Current Report on Form 8-KA dated May 5, 2021)
21.1	Subsidiaries of the Registrant. (filed as Exhibit 21.1 to our Annual Report on Form 10-K dated April 7, 2021, and incorporated herein by reference)
23.1	Consent of Baker Tilly US, LLP, independent registered accounting firm (filed as Exhibit 23.1 to our Annual Report on Form 10-K dated April 15, 2022, and incorporated herein by reference)^
31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (2)
32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)^
101INS	Inline XBRL Instance Document ^
101SCH	Inline XBRL Taxonomy Extension Schema Document ^
101CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document ^
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document ^
101LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ^
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ^
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the SEC.
(2)	Filed herewith.
(3)	Furnished herewith.
**	Indicates management contract or compensatory plan or arrangement.
^	Previously filed with our 2021 Form 10-K, originally filed with the SEC on April 15, 2022, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: April 29, 2022	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer

