Form 10-Q
period 2022-03-31
Adhera Therapeutics, Inc.
filed 2022-05-16
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 16. 2022, there were 17,493,237 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$40	$76
Prepaid expenses	130	120
Total current assets	170	196
Total assets	$170	$196
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,287	$2,309
Due to related parties	76	46
Accrued expenses	3,467	3,110
Accrued dividends	5,841	5,477
Term loan	5,677	5,677
Convertible notes payable, net	1,151	986
Derivative liability	7,169	7,697
Total current liabilities	25,668	25,302
Total liabilities	25,668	25,302
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized; 100 shares issued and outstanding as of March 31, 2022 and December 31, 2021. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of March 31, 2022 and December 31, 2021. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares authorized; 3,326 shares issued and outstanding as of March 31, 2022 and December 31, 2021. ($21,948,470 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares authorized; 358 shares issued and outstanding as of March 31, 2022 and December 31, 2021. ($2,313,603 liquidation preference)	—	—
Series G convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 6,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—

Common stock, $0.006 par value; 180,000,000 shares authorized, 17,493,237 and 16,998,836 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	105	102
Additional paid-in capital	27,852	27,809
Accumulated deficit	(53,455)	(53,017)
Total stockholders’ deficit	(25,498)	(25,106)
Total liabilities and stockholders’ deficit	$170	$196

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three-Months Ended March 31,
	2022	2021
Operating expenses
Sales and marketing	$—	$9
General and administrative	260	101
Total operating expenses	260	110
Loss from operations	(260)	(110)
Other income (expense)
Interest expense	(311)	(243)
Initial and change in fair value of derivative liability	667	—
Gain on extinguishment of debt	5	—
Amortization of debt discount	(175)	(75)
Total other income (expense)	186	(318)
Net loss	(74)	(428)
Accrued and deemed dividends	(364)	(882)
Net Loss Applicable to Common Stockholders	$(438)	$(1,310)
Net loss per share - Common Stockholders, basic and diluted	$(0.03)	$(0.12)
Weighted average shares outstanding, basic and diluted	17,179,188	11,187,531

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Total
Balance as of December 31, 2020	100	$-	40	$-	3,458	$-	361	$-	11,112,709	$67	$29,772	$(44,612)	$(14,773)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	(377)
Issuance of common stock for convertible note conversion	-	-	-	-	-	-	-	-	518,000	3	23	-	26
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	28	-	28
Beneficial conversion feature convertible notes	-	-	-	-	-	-	-	-	-	-	19	-	19
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	(428)
Balance as of March 31, 2021	100	$-	40	$-	3,458	$-	361	$-	11,630,709	70	$30,347	$(45,922)	$(15,505)

Balance as of December 31, 2021	100	$-	40	$-	3,326	-	358	-	16,988,836	$102	27,809	$(53,017)	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(364)	(364)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	250,000	1	17	-	18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	254,401	2	26	-	28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(74)	(74)
Balance as of March 31, 2022	100	$-	40	$-	3,326	$-	358	$-	17,493,237	105	$27,852	$(53,455)	$(25,498)

The accompanying an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three-Months Ended March 31,
	2022	2021
Cash Flows Used in Operating Activities:
Net loss	$(74)	$(428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and fees	175	77
Accrued interest expense	311	241
Derivative expense	(667)	—
Gain on debt extinguishment	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses	(10)	—
Accounts payable	8	(2)
Accrued expenses	46	66
Net Cash Used in Operating Activities	(216)	(46)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable, net of original issue discounts	200	48
Notes payable issuance costs	(20)	(2)
Net Cash Provided by Financing Activities	180	46
Net increase (decrease) in cash	(36)	—
Cash – Beginning of Year	76	1
Cash - End of Year	$40	$1
Supplementary Cash Flow Information:
Non-cash Investing and Financing Activities:
Cash paid for interest	—	—
Cash paid for taxes	—	—
Debt discounts for issuance costs, warrants and derivatives	18	28
Beneficial conversion feature	—	19
Issuance of common stock for conversion of convertible notes	28	26
Accrued and deemed dividends	364	882

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

To the extent that resources have been available, the Company has continued to work with its advisors in an effort to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving the assets relating to our legacy RNA interference programs, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the near future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had cash and cash equivalents of approximately $40,000 and has negative working capital of approximately $25.5 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss of approximately $74,000 for the three months ended March 31, 2022 and used cash in operating activities of approximately $216,000. The Company had an accumulated deficit of approximately $53.5 million as of March 31, 2022.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for its our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issues arising from the COVID-19 pandemic, the Ukraine war and inflation and the Federal Reserve interest rate increases in response, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022, the Company had approximately $40,000 in cash.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At March 31, 2022, the Company’s cash balance did not exceed the federal insurance limit.

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

As of March 31, 2022, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $7.2 million. The value of the derivative liability as of March 31, 2022, was determined by using the binomial lattice model using the following inputs: risk free rate of 1.63% to 2.45%, volatility of 244.5% to 309.03% and time to maturity of zero to 0.88 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of March 31, 2022.

	Fair Value Measurements at March 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$7,169	$7,169
Total	$-	$-	$7,169	$7,169

A roll forward of the level 3 valuation financial instruments is as follows:

	Three-Months Ended March 31, 2022
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2021	$5,336	$2,361	$7,697
Initial valuation of derivative liabilities included in debt discount	—	163	163
Initial valuation of derivative liabilities included in derivative expense	—	108	108
Reclassification of derivative liabilities loss to gain on debt extinguishment	—	(23)	(23)
Change in fair value included in derivative expense	(103)	(673)	(776)
Balance at March 31, 2022	$5,233	$1,936	$7,169

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

The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year. The adoption by the Company as of January 1, 2022 did not have a significant impact on its financial statements.

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	March 31,
(in thousands except share and per share data)	2022	2021
Numerator
Net loss	$(74)	$(428)
Preferred stock dividends	(364)	(882)
Net Loss allocable to common stockholders	$(438)	$(1,310)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	17,179,188	11,187,531
Net loss per share of common stock, basic and diluted
Net loss per share, basic and diluted	$(0.03)	$(0.12)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Three-Months Ended March 31,
	2022	2021
Stock options outstanding	380,000	387,550
Convertible notes	53,901,211	18,785,631
Warrants	79,316,071	62,532,312
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	43,896,887	42,737,413
Series F Preferred Stock	4,627,203	4,374,978
Total	182,238,039	128,934,551

As of March 31, 2022, the Company’s fully diluted common stock equivalents exceeded the 180,000,000 shares currently authorized.

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

Note 3 – Prepaid Expenses

As of March 31, 2022, and December 31, 2021 prepaid expenses totaled approximately $130,000 and $120,000, respectively and included prepaid manufacturing expenses for the Company’s clinical development candidate MLR recorded on the accompanying balance sheet.

Note 4 – Notes Payable and Convertible Promissory Notes

2019 Term Loans

During 2019, the Company entered into term loan subscription agreements with certain accredited investors, pursuant to which the Company issued secured promissory notes in the aggregate principal amount of approximately $5.7 million (collectively, the “2019 Term Loans”). The Company paid $707,000 in debt issuance costs which was recorded as a debt discount to be amortized as interest expense over the term of the loan using the straight-line method.

The promissory notes accrued interest at a rate of 12% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every three months thereafter. On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.

The unpaid principal balance of the notes, plus accrued and unpaid interest thereon, matured on June 28, 2020. The notes were secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries. On June 28, 2020, the Company defaulted on the maturity date principal payment.

In June 26, 2021, the holders of the 2019 Term Loans agreed to subordinate their lien and security interest in the assets of the Company and its subsidiaries as set forth in the Security Agreement dated June 28, 2019 to the holders of the June 2021 convertible notes.

The Company recognized approximately $210,000 in interest expense related to the Notes for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, the debt discount and issuance costs for this term loan were fully amortized.

As of March 31, 2022, the Company had approximately $2.2 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and $2.2 million in accrued interest on the 2019 Term Loans.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Convertible Notes	$1,756	$1,516
Unamortized discounts and fees	(605)	(530)
	$1,151	$986

Ten convertible notes with outstanding principal of approximately $1.5 million were in default as of March 31, 2022.

Secured Convertible Promissory Note – February 2020

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors and issued the investors, (i) original issue discount Convertible Promissory Notes with a principal of $550,500 issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes. This results in a variable quantity of warrants at any point in time due to the variable conversion price of the Notes. (See Note 7)

The Convertible Notes matured on August 5, 2020. Prior to default, interest accrued to the Holders on the aggregate unconverted and then outstanding principal amount of the Notes at the rate of 10% per annum, calculated on the basis of a 360-day year and accrues daily. On June 15, 2020, the Company defaulted on certain covenants in the 2020 term loan and the interest rate reset to the default rate of 18%.

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

On January 27, 2022, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.039 as a result of issuance of common stock for a convertible note conversion.

For the three months ended March 31, 2022, and March 31, 2021, the Company recognized approximately $25,000 in interest expense related to the note

As of March 31, 2022, the Company had accrued interest on the February 2020 Convertible Note of approximately $126,000.

As of March 31, 2022, the Company remains in default on the repayment of remaining principal of $457,359 and accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

On January 27, 2022, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.039 as a result of issuance of common shares for a convertible note conversion.

For the three-month period ended March 31, 2022, and March 31, 2021, the Company recognized approximately $2,600 in interest related to the note. As of March 31, 2022, the debt discount and issuance costs for the note were fully amortized.

As of March 31, 2022, the Company remains in default on the repayment of principal of $58,055 and approximately $18,000 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

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

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.049 to $0.039 as a result of a convertible note exercise and the Company issued an additional 716,320 warrants to the note holder.

For the three months ended March 31, 2022, the Company recognized approximately $5,000 in interest expense for the note. For the three months ended March 31, 2021, the Company recognized approximately $4,700 in interest expense including $1,900 related to the amortization of debt issuance costs, respectively. For the three-month period ended March 31, 2021, the Company recognized $57,000 related to the amortization of debt discount. As of March 31, 2022, the debt discount and issuance costs for the note were fully amortized.

As of March 31, 2022, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $24,000.

As of March 31, 2022, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – January 2021

On January 31, 2021, the Company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal of $52,778, for a purchase price of $47,500, net of original issue discount of $5,278. The Note was convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.07 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price of the notes is subject to anti-dilution price protection and will be adjusted upon subsequent equity sales by the Company.

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

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.049 to $0.039 as a result of a convertible note exercise and the Company issued an additional 340,250 warrants to the note holder.

For the year ended March 31, 2021, the Company recognized approximately $1,200 in interest expense including approximately $300 related to the amortization of debt issuance costs, respectively. For the three-month period ended March 31, 2021, the Company recognized $18,000 related to the amortization of debt discount. For three months ended March 31, 2022, the Company recognized approximately $2,400 in interest expense. As of March 31, 2022, the debt discount and issuance costs on the note were fully amortized.

As of March 31, 2022, the Company has outstanding principal of $52,778 on the note and has recorded approximately $9,000 of accrued interest included in accrued expenses on the accompanying balance sheet.

As of March 31, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – April 2021

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

On January 27, 2022, the exercise price of the note and warrants was adjusted from the default conversion price of $0.0525 to $0.039 based on a convertible note conversion at $0.039 and the Company issued an additional 322,949 warrants to the note holder.

For the three months ended March 31, 2022, the Company recognized approximately $3,000 in interest expense for the notes. No interest expense or debt discount was recognized for the same period of 2021. As of March 31, 2022, the debt discounts and issuance costs on the note were fully amortized.

As of March 31, 2022, the Company has recorded $66,667 of principal and approximately $9,100 of accrued interest for the note on the accompanying balance sheet.

As of March 31, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2021

On June 25, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000, net of an original issue discount of $3,500. Additionally, the Company issued to the investor 800,000 three-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate exercise price of this Warrant shall remain $76,000 which is a full ratchet price protection provision.

The note matures on June 25, 2022, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note was convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.075 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $0.08 per share for more than three (3) consecutive trading days, the holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

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

On January 27, 2022, the holder of the June 25, 2021, convertible note converted $9,500 of principal and $421 of interest at $0.039 per share into 254,401 shares of common stock that were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $28,000 resulting in a loss on debt extinguishment of $18,000. In addition, derivative fair value of $23,000 relating to the portion of the Note converted was settled resulting in a gain on extinguishment of approximately $23,000. The net gain on extinguishment was approximately $5,000. In addition, the conversion price of the warrants issued with the notes were adjusted to $0.039 per share and the Company issued an additional 428,718 warrants to the holder of the note.

For the three months ended March 31, 2022, the Company recognized approximately $9,800 related to the amortization of debt discounts and approximately $3,500 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has recorded $57,000 of outstanding principal and approximately $8,800 of accrued interest and $28,900 of unamortized discount and issuance expenses.

Convertible Promissory Note – August 11, 2021

On August 11, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the investor its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 800,000 shares of the common stock of the Company for which the Company received consideration of $210,000 net of an original issue discount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 100,000 common shares as a commitment fee.

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

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.039 per share, or provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.039 per share and the Company issued an additional 428,718 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.039 per share.

For the three months ended March 31, 2022, the Company recognized approximately $54,400 related to the amortization of debt discount and approximately $12,400 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has remaining $220,500 of outstanding principal and approximately $28,200 of accrued interest and $79,700 of unamortized discount.

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

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.039 per share, or provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.039 per share and the Company issued an additional 428,718 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.039 per share.

For the three months ended March 31, 2022, the Company recognized approximately $34,700 related to the amortization of debt discount and $12,400 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has recorded $220,500 of outstanding principal and approximately $27,800 of accrued interest and $123,200 of unamortized discount and issuance expenses.

Convertible Promissory Note – October 4, 2021

On October 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 59,523 common shares as a commitment fee.

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

On January 27, 2022, the exercise price of the note was adjusted to $0.039 based on a convertible note conversion at $0.039.

For the three months ended March 31, 2022, the Company recognized approximately $32,400 related to the amortization of debt discount and approximately $5,000 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has recorded $131,250 of outstanding principal and approximately $8,200 of accrued interest and $66,900 of unamortized discount and issuance expenses.

Convertible Promissory Note – October 7, 2021

On October 7, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the investor a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 59,523 common shares as a commitment fee and an additional 52,632 shares as a commission to the broker.

The Note is due October 7, 2022. The Note provides for interest at the rate of 10% per annum, payable at maturity. The Note was convertible into shares of common stock at any time following the date of cash payment at the investor’s option at a conversion price of $0.075 per share, subject to certain adjustments.

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

On January 27, 2022, the exercise price of the note was adjusted to $0.039 based on a convertible note conversion at $0.039.

For the three months ended March 31, 2022, the Company recognized approximately $32,400 related to the amortization of debt discounts and approximately $5,000 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has recorded $131,250 of outstanding principal and approximately $8,100 of accrued interest and $68,000 of unamortized discount and issuance expenses.

Convertible Promissory Note – March 15, 2022

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the investor a 10% Convertible Note in the principal amount of $250,000 for a purchase price of $200,000 reflecting a $50,000 original issue discount. The Company received total consideration of $180,000 after debt issuance costs of $20,000. In addition, the Company issued 50,000 shares of common stock as a commitment fee to the investor. The Company also issued 200,000 shares to the broker as a commission on the sale.

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

The Note is convertible into shares of common stock at any time following any event of default at the investor’s option at a conversion price of ninety percent (90%) per share of the lowest per-share trading price of the Company; stock during the ten trading day periods before the conversion, subject to certain adjustments.

The Company recorded a total debt discount of $250,000 including an original issue discount of $50,000, a discount related to issuance costs of $34,384, a discount related to the issuance of common stock of approximately $3,596 and a $162,020 discount related to the initial derivative value of the embedded conversion feature on the Note all based on the relative fair value of the instruments. The discounts are being amortized over the life of the convertible note.

For the three months ended March 31, 2022, the Company recognized approximately $11,600 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance. No interest expense or debt discount was recognized for the same period of 2021.

At March 31, 2022, the Company has recorded $250,000 of outstanding principal $25,000 of accrued interest and $238,400 of unamortized discount and issuance expenses.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit as of March 31, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

During the three month period ended March 31, 2022, in connection with the issuance of the Notes, on the initial measurement dates, the fair values of the embedded conversion option of approximately $271,000 was recorded as derivative liabilities of which $163,000 was allocated as a debt discount and $108,000 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a gain from the initial and change in the derivative liabilities fair value of approximately $776,000 for the three-month period ended March 31, 2021.

During the three months period ended March 31, 2022, the fair value of the derivative liabilities was estimated at issuance and at March 31, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.0 to 0.88 year
Volatility	245% to 309%
Risk-free interest rate	1.28% to 2.45%

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes to reduce the conversion price to $0.039 in January 2022 since all of the embedded conversion options in the convertible notes were treated as derivatives.

Note 5 - Licensing Agreements

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of March 31, 2022, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

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

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at March 31, 2022, and December 31, 2020.

In addition, as of March 31, 2022, and December 31, 2021, the Company owed various officers and directors approximately $72,000 and $42,000, respectively for services rendered which is included as due to related party on the accompanying balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A Preferred and Series B Preferred and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of March 31, 2022, the Company had not filed the certificate of elimination. Each subsequent designated series of preferred stock has liquidation preference over the previous series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share.

As of March 31, 2022, and December 31, 2021, 100 shares of Series C Preferred were outstanding.

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

As of March 31, 2022, and December 31, 2021, 40 shares of Series D Preferred were outstanding.

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

As of May 17, 2021, the three-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders. As of March 31, 2022, the Company has not provided notice of conversion to the holders of the Series E Preferred stock.

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

On January 27, 2022, the exercise price of the Series E warrants was adjusted to $0.039 per share as a result of a convertible note exercise at $0.039 per share.

As of March 31, 2022, the Company had a total of 30,405,600 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023 and have an exercise price of $0.039.

The Company had accrued dividends on the Series E Preferred stock of approximately $5.3 million and $5.0 million, as of March 31, 2022, and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there were 3,326 Series E shares outstanding.

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

The Company had accrued dividends on the Series F Preferred stock of approximately $523,000 and $448,000, as of March 31, 2022, and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there were 358 Series F Preferred shares outstanding.

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

As of March 31, 2022, no Series G Preferred Stock has been issued by the Company.

Common Stock

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 101,010 shares of common stock.

On June 8, 2021, the Company issued 53,571 shares of common stock to the investor for a cashless exercise of 75,000 warrants.

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

On January 27, 2022, the Company issued 254,401 shares of common stock upon the conversion of $9,500 principal and $422 of interest on the June 2021 convertible note that were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $28,000 resulting in a loss on debt extinguishment of $18,000. In addition, derivative fair value of $23,000 relating to the portion of the Note converted was settled resulting in a gain on extinguishment of approximately $23,000. The net gain on extinguishment was approximately $5,000.

On March 15, 2022, the Company issued 50,000 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $3,596.

On March 15, 2022, the Company issued 200,000 shares of common stock to an investment banker for commissions due under a banking agreement for issuance of a convertible note. The shares were recorded at their fair value of approximately $14,384.

Warrants

As of March 31, 2022, there were 79,316,071 common stock warrants outstanding, with a weighted average exercise price of $0.05 per share, with annual expirations as follows:

Warrant Expiry Summary:
	Shares	2023	2024	2025	2026
Issued with Series E Preferred Stock	30,405,600	30,405,600	—	—	—
Issued with Series F Preferred Stock	3,088,500	3,088,500	—	—	—
Issued with Convertible Notes (CVN)	45,473,238	—	2,901,098	25,660,167	6,911,974
Other	348,733	10,080	335,452	3,201	—
Total Warrants	79,316,071	33,504,180	3,236,550	35,663,368	6,911.974

Warrant Rollforward	Shares
Warrants as of December 31, 2021	74,625,139
Issued as a result of price adjustments on CVN	2,665,663
Variable quantity of warrants related to February 2020 note	2,025,259
Warrants as of March 31, 2022	79,316,071

Warrants outstanding as of March 31, 2022, included 78,014,958 price adjustable warrants.

The intrinsic value of 79,316,071 warrants as of March 31, 2022, was approximately $2.7 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is therefore, indeterminate. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit as of March 31, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On March 31, 2022, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce the conversion price to $0.039 in January 2022 since all of the embedded conversion options in the warrants were treated as derivatives.

NOTE 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the three-month period ended March 31, 2022:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	384,050	$0.97
Options expired / forfeited	(4,050)	1.70
Outstanding, March 31, 2022	380,000	0.98
Exercisable, March 31, 2022	380,000	$0.98

No stock options were granted during the three-month period ended March 31, 2022.

The following table summarizes additional information on the Company’s stock options outstanding at March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98	380,000	1.09	$0.98	380,000	$0.98
Totals	380,000	1.09	$0.98	380,000	$0.98

As of March 31, 2022, the Company had no unrecognized compensation expense related to unvested stock options. Total expense related to stock options was zero and approximately $8,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the intrinsic value of options outstanding or exercisable was zero there were no options outstanding with an exercise price less than $0.07, the per share closing market price of our common stock at that date.

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

Share Repurchase Agreement

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of March 31, 2022, the Company had not repurchased the remaining shares.

Licensing Agreement – MLR 1019

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC (“MP”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use MP’s Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a royalty of 5% of gross sales.

The license terminates upon the last expiration of the patents licensed by the Company, which is presently 2034 subject extensions and renewals of any of such patents. If the Company fails to have its common stock listed on Nasdaq or the NYSE (an “Uplisting Event”) within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights for using MP’s data shall terminate. Additionally, if the Company has completed the necessary steps to effect an Uplisting Event, the Company will have the option to purchase all rights held by MP on the MLR-1019 licensed products in consideration for 10% of the outstanding shares of the Company’s common stock (immediately post Uplisting Event) and 2.5% royalty of future gross product sales.

As of March 31, 2022, no performance milestones had been met under the agreement.

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

On October 20, 2021, the Company expanded the exclusive licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

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

As of March 31, 2022, no performance milestones had been met under the agreement.

NOTE 10 - Subsequent Events

Forbearance Agreement

On April 19, 2022, a majority of the noteholders (the “Purchasers”) of the secured non-convertible promissory notes of the Company issued between June 18, 2019, and August 5, 2019 which matured on August 5, 2020 consented to forbear collection efforts until September 30, 2022. Accordingly, the collateral agent for the note holders in consideration of the signed noteholder agreements agreed to forbear all notes outstanding. The agreement to forbear was subject to the closing of a private placement transaction resulting in at least $2 million in gross proceeds to the Company, which occurred on May 11, 2022, upon the closing described below.

Issuance of Notes Payable

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with investors (the “Purchasers”) whereby the Company issued the Purchasers Original Issue Discount Promissory Notes in the aggregate principal amount of $2,222,222, net of an original issue discount of $222,222 (the “Notes”) for a purchase price of $2,000,000 and warrants to purchase 22,222,218 shares of the Company’s common stock (the “Warrants”), pursuant to the terms and conditions of the SPA and secured by a Security Agreement as described below. The Company received total consideration of $1,712,000 after debt issuance costs of $288,000. The Notes are convertible and the Warrants are exercisable into shares of common stock at conversion and exercise prices of $0.04 per share. The company will record a debt discount related to the original issue discount and debt issuance costs and will evaluate the note and warrant terms for derivative accounting treatment.

The Notes are due on the earliest to occur of (i) the 12 month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a 125% of the outstanding principal, accrued interest and other amounts owing thereon. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12 month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The Warrants are exercisable for a 66 month period (five year and six months) ending November 11, 2027, at an exercise price of $0.04 per share, subject to certain adjustments.

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 (the “Security Agreement”) by and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melior license agreement and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes and the Risk Factors contained in our Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Adhera Therapeutics, Inc., a Delaware corporation. and its wholly-owned subsidiaries, MDRNA Research, Inc., Cequent Pharmaceuticals, Inc., Atossa Healthcare, Inc., and IthenaPharma, Inc. Unless otherwise specified, all amounts are expressed in United States dollars. Our common stock is currently quoted on the OTCQB, under the symbol “ATRX.”

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

To the extent that resources have been available, we have continued to work with our advisors in an effort to restructure our Company and to identify potential strategic transactions, including the Melior transaction described above to enhance the value of the Company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the near future, it is likely that the Company will discontinue all operations or seek bankruptcy protection.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Operating Expenses

Our operating expenses for the three months ended March 31, 2022, and 2021 are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	Increase/ (Decrease)
Sales and marketing	$-	$9	$(9)
General and administrative expenses	260	101	159
Total operating expenses	$260	$110	$150

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 were primarily related to storage and destruction costs incurred for Prestalia® inventory. No sales and marketing expenses were incurred for the three- month period ended March 31, 2022.

General and Administrative

General and administrative expense increased by approximately $159,000 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase in public company fees including legal expenses and fees paid for director and officer insurance.

Other Expense

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	Increase/ (Decrease)
Interest expense	$(311)	$(243)	$68
Gain on extinguishment of debt	5	-	(5)
Initial and change in derivative liability	667	-	(667)
Amortization of debt discount	(175)	(75)	100
Total other income (expense)	$186	$(318)	$(504)

Interest expense for the three months ended March 31, 2022 increased by $68,000 compared to the three months ended March 31, 2021 primarily due to an increase in our outstanding convertible notes. The derivative liability for the quarter ended March 31, 2022 decreased by $667,000 as a result of a decrease in the fair value of our. convertible notes and warrants that were classified as a derivative on our balance sheet as of March 31, 2022. The gain on extinguishment of debt was due to the conversion of principal and interest on our outstanding convertible notes. The increase of $100,000 for the amortization of debt discounts was due an increase in our convertible notes outstanding.

Liquidity & Capital Resources

Working Capital

(in thousands)	March 31, 2022	December 31, 2021
Current assets	$170	$196
Current liabilities	(25,668)	(25,302)
Working capital deficit	$(25,498)	$(25,106)

Negative working capital as of March 31, 2022, was approximately $25.5 million as compared to negative working capital of approximately $25.1 million as of December 31, 2021. The decrease in working capital is primarily related to an increase in current liabilities of approximately $366,000 including approximately $364,000 in accrued dividends, $357,000 of accrued expenses including accrued interest, an increase in our convertible notes of $165,000 net of discounts and a decrease of 528,000 for a derivative liability related to our convertible notes.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $216,000 during the three months ended March 31, 2022. This was primarily due to our net operating loss of approximately $74,000, partially offset by a $667,000 gain related to a decrease in the fair value of our outstanding derivative liability for our convertible notes and warrants, non-cash interest expense related to term loan and outstanding convertible notes of $311,000, non-cash amortization of debt discount of $175,000 and other changes in operating assets and liabilities of approximately $44,000.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2022, or March 31, 2021.

Net cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, and 2021 was approximately $180,000 and $46,000, respectively from the issuance of convertible promissory notes, net of issuance costs to certain accredited investors.

While we recently raised $1.7 million, net of issuance costs as described in the next paragraph, we will need to raise additional operating capital in the near future to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Financing

In May 2022, we closed a private placement offering of $2,222,222 of convertible notes and 2,222,220 warrants and received $1.7 million in net proceeds. The notes come due upon the earliest to occur of (i) the 12 month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default, in which case the amount payable could be increased to 125% of the outstanding balance if our common stock is not listed on a national securities exchange at the time of such event of default. See “Item 5. Other Information” in this Report for more information on the recent financing.

Including the proceeds received from the financing, we do not have sufficient funds to meet our working capital needs for the next 12 months. We will require additional funds in the near future to continue our business. Historically, we have raised additional capital to supplement our commercialization, clinical development and operational expenses. We are currently seeking to raise additional capital on the same terms as the May 11, 2022 offering. We will need to raise additional funds required, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2022, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the period ended March 31, 2022.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2022, was not effective.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

Currently, there is no material litigation pending against our company. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), as filed with the SEC on April 15, 2022, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued Notes and Warrants as described in “Item 5. Other Information,” which description is incorporated herein by reference. The issuances of the Notes and the Warrants were exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the SEC under of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with investors (the “Purchasers”) whereby the Company issued the Purchasers Original Issue Discount Promissory Notes in the aggregate principal amount of $2,222,222 (the “Notes”) and warrants to purchase 2,222,220 shares of the Company’s common stock (the “Warrants”), pursuant to the terms and conditions of the SPA and secured by a Security Agreement. The Notes are convertible and the Warrants are exercisable into shares of common stock at conversion and exercise prices of $0.04 per share.

The Notes are due on the earliest to occur of (i) the 12 month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a 125% of the outstanding principal, accrued interest and other amounts owing thereon. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12 month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The Warrants are exercisable for a five year and six month period ending November 11, 2027, at an exercise price of $0.04 per share, subject to certain adjustments.

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 (the “Security Agreement”) by and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

The foregoing description of the terms of the SPA, the Notes, the Warrants, and the Security Agreement, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the form of SPA, the form of Note, the form of Warrant, and the form of Security Agreement, a copy of which is filed as Exhibits 10.2, 10.3, 10.4, and 10.5 respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005	8-K	7/20/05	3.1
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008	8-K	6/10/08	3.1
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010	8-K	7/21/10	3.1
3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011	8-K	7/14/11	3.1
3.1(d)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011	8-K	12/22/11	3.1
3.1(e)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017	8-K	8/1/17	3.1
3.1(f)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018	8-K	10/4/18	3.1
3.1(g)	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007	8-K	1/19/07	3.1
3.1(h)	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008	8-K	6/10/08	3.2
3.1(i)	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011	8-K	12/22/11	3.1
3.1(j)	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock	8-K	3/7/14	3.1
3.1(k)	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock	8-K	8/5/15	3.1

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant	8-K	4/16/18	3.1
3.1(m)	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant	8-K	7/11/18	3.1
3.2	Amended and Restated Bylaws of the Registrant dated August 21, 2012	10-K	10/10/12	3.7
4.1	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	4.21
10.1	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022	10-K	4/15/22	10.12
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	10.16
10.3	Form of Securities Purchase Agreement dated May 11, 2022*				Filed
10.4	Form of Senior Secured Original Issue Discount Promissory Note dated May 11, 2022				Filed
10.5	Form of Warrant dated May 11, 2022				Filed
10.6	Form of Security Agreement dated May 11, 2022*				Filed

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished***
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

+	Management contract or compensatory plan or arrangement.

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

***	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this Report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Adhera Therapeutics, Inc., 8000 Innovation Parkway, Baton Rouge, Louisiana 70820.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: May 16, 2022	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk CEO (Principal Executive Officer and Principal Financial Officer)

