Form 10-Q
period 2022-06-30
Adhera Therapeutics, Inc.
filed 2022-08-15
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 14, 2022, there were 63,127,450 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$849	$76
Prepaid expenses	127	120
Total current assets	976	196
Total assets	$976	$196
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,339	$2,309
Due to related parties	46	46
Accrued expenses	3,697	3,110
Accrued dividends	445	5,477
Term loans	6,307	5,677
Convertible notes payable, net	1,039	986
Derivative liability	7,098	7,697
Total current liabilities	20,971	25,302
Total liabilities	20,971	25,302
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized; 100 shares issued and outstanding as of June 30, 2022 and December 31, 2021. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of June 30, 2022 and December 31, 2021. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares authorized; 267 shares issued and outstanding as of June 30, 2022 and December 31, 2021. ($1,799,614 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares authorized; zero and 358 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	—	—
Series G convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 6,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 63,127,450 and 16,998,836 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	379	102
Additional paid-in capital	33,186	27,809
Accumulated deficit	(53,558)	(53,017)
Treasury stock (119,541 shares)	(2)	—
Total stockholders’ deficit	(19,995)	(25,106)
Total liabilities and stockholders’ deficit	$976	$196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three-months ended		For the Six-Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating expenses
Sales and marketing	$-	$8	$-	$17
General and administrative	449	121	709	222
Total operating expenses	449	129	709	239
Loss from operations	(449)	(129)	(709)	(239)
Other income (expense)
Interest expense	(361)	(248)	(672)	(491)
Initial and change in the fair value of derivative liability	1,012	(87)	1,679	(87)
Gain on extinguishment of debt	210	-	215	-
Amortization of debt discount	(313)	(50)	(488)	(125)
Total other income (expense)	548	(385)	734	(703)
Net income (loss)	99	(514)	25	(942)
Accrued and deemed dividends	(406)	(392)	(566)	(1,274)
Net Loss Applicable to Common Stockholders	$(307)	$(906)	$(541)	$(2,216)
Net loss per share – Common Stockholders - basic and diluted	$(0.01)	$(0.08)	$(0.01)	$(0.20)
Weighted average shares outstanding - basic and diluted	22,801,669	11,669,779	40,078,424	11,270,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Stock	Total
Balance as of December 31, 2020	100	$-	40	$-	3,458	$-	361	$-	11,112,709	$67	$29,772	$(44,612)	$-	$(14,773)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	-	(377)
Issuance of common stock for term loan conversion	-	-	-	-	-	-	-	-	518,000	3	23	-	-	26
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	28	-	-	28
Beneficial conversion feature convertible notes	-	-	-	-	-	-	-	-	-	-	19	-	-	19
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	-	(428)
Balance as of March 31, 2021	100	$-	40	$-	3,458	$-	361	$-	11,630,709	70	$30,347	$(45,922)	$-	$(15,505)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	11	(392)	-	$(381)
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	69	-	-	$69
Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	-	-	53,571	-	-	-	-	$-
Issuance of common stock for Series E conversion	-	-	-	-	-8	-	-	-	101,010	1	9	-	-	$10
Net loss	-	-	-	-	-	-	-	-	-	-	-	(514)	-	$(514)
Balance, June 30, 2021	100	$-	40	$-	3,450	$-	361	$-	11,785,290	$71	$30,417	$(46,828)	$-	$(16,340)

Balance as of December 31, 2021	100	$-	40	$-	3,326	-	358	-	16,988,836	$102	27,809	$(53,017)	$-	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(364)	-	(364)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	250,000	1	17	-	-	18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	254,401	2	26	-	-	28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(74)	-	(74)
Balance as of March 31, 2022	100	$-	40	$-	3,326	$-	358	$-	17,493,237	105	$27,852	$(53,455)	$-	$(25,498)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(202)	-	(202)
Issuance of common stock with term loan	-	-	-	-	-	-	-	-	384,615	2	9	-	-	11
Conversion of Series E Preferred to common stock	-	-	-	-	(3,059)	-	-	-	40,706,120	244	4,812	-	-	5,056
Conversion of Series F Preferred to common stock	-	-	-	-	-	-	(358)	-	4,662,524	28	513	-	-	541
Repurchase of common stock				-	-	-	-	-	(119,046)	-	-	-	(2)	(2)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	99	-	99
Balance as of June 30, 2022	100	$-	40	$-	267	$-	-	$-	63,127,450	379	$33,186	$(53,558)	$(2)	$(19,995)

The accompanying an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six-Months Ended June 30,
	2022	2021
Cash Flows Used in Operating Activities:
Net income (loss)	$25	$(942)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and fees	488	129
Accrued interest expense	672	487
Derivative income (expense)	(1,679)	87
Gain on debt extinguishment	(215)	—
Changes in operating assets and liabilities:
Prepaid expenses	(7)	—
Accounts payable	30	23
Accrued expenses	(4)	98
Net Cash Used in Operating Activities	(690)	(118)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable and convertible notes, net of original issue discounts	2,200	171
Notes payable and convertible notes issuance costs	(328)	(12)
Repurchase of common stock	(2)	—
Repayment of principal and interest on notes payable	(407)	—
Net Cash Provided by Financing Activities	1,463	159
Net increase in cash	773	41
Cash – Beginning of Year	76	1
Cash - End of Year	$849	$42
Supplementary Cash Flow Information:

Cash paid for interest	81	—
Cash paid for taxes	—	—

Non-cash Investing and Financing Activities:
Conversion of Series E Preferred stock to common stock	5,056	1
Conversion of Series F Preferred stock to common stock	541	—
Debt discounts for issuance costs, warrants and derivatives	10	97
Issuance of common stock for conversion of convertible notes	28	26
Issuance of common stock with convertible notes	20	26
Cashless exercise of warrants	—	4
Accrued and deemed dividends	566	1,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

On July 28, 2021, we as licensee and Melior Pharmaceuticals II, LLC (“Melior II”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use the Melior II Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 20, 2021, we as licensee entered into an exclusive license agreement with Melior Pharmaceuticals I, Inc. (“Melior I”) for the development, commercialization and exclusive license of MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the exclusive licensing agreement with Melior I to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had cash and cash equivalents of approximately $849,000 and has negative working capital of approximately $20.0 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company recognized net income of approximately $25,000 for the six months ended June 30, 2022 and used cash in operating activities of approximately $690,000. The Company had an accumulated deficit of approximately $53.6 million as of June 30, 2022.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents. As of June 30, 2022, the Company had approximately $849,000 in cash.

The Company deposits its cash with major financial institutions that may at times exceed the federally insured limit. As of June 30, 2022 the Company had $599,000 of cash in excess of the federally insured limit of $250,000.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

Fair Value of Financial Instruments

The Company considers the fair value of cash, accounts payable, debt, and accrued expenses not to be materially different from their carrying value. These financial instruments have short-term maturities. We follow authoritative guidance with respect to fair value reporting issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into six broad levels. The following is a brief description of those six levels:

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

As of June 30, 2022, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $7.1 million. The value of the derivative liability as of June 30, 2022, was determined by using the binomial lattice model using the following inputs: risk free rate of 2.80% to 3.01%, volatility of 206.01% to 317.47% and time to maturity of zero to 1.07 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of June 30, 2022.

	Fair Value Measurements at June 30, 2022
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$7,098	$7,098
Total	$-	$-	$7,098	$7,098

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	Six-Months Ended June 30, 2022
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2021	$5,336	$2,361	$7,697
Initial valuation of derivative liabilities included in debt discount	1,151	163	1,314
Initial valuation of derivative liabilities included in derivative expense	—	108	108
Reclassification of derivative liabilities loss to gain on debt extinguishment	—	(233)	(233)
Change in fair value included in derivative expense	(617)	(1,171)	(1,788)
Balance at June 30, 2022	$5,870	$1,228	$7,098

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

If the conversion feature does not qualify for derivative treatment, the convertible debt is treated as traditional debt.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

The following table presents the computation of net loss per share (in thousands), except share and per share data):

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Numerator
Net income (loss)	$99	$(514)	$25	$(942)
Accrued and deemed dividends	(406)	(392)	(566)	(1,274)
Net Loss allocable to common stockholders	$(307)	$(906)	$(541)	$(2,216)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	22,801,669	11,669,779	40,078,424	11,270,044
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.01)	$(0.08)	$(0.01)	$(0.20)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Six-Months Ended June 30,
	2022	2021
Stock options outstanding	380,000	387,550
Convertible notes	48,802,730	20,952,683
Warrants	102,655,674	59,836,767
Series C Preferred Stock	66,667	66,667
Series D Preferred Stock	50,000	50,000
Series E Preferred Stock	3,559,229	43,325700
Series F Preferred Stock	—	4,446,980
Total	155,514,300	129,066,417

As of June 30, 2022, the Company’s fully diluted common stock and equivalents exceeded the 180,000,000 shares currently authorized.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

Note 3 – Prepaid Expenses

As of June 30, 2022, and December 31, 2021 prepaid expenses were approximately $127,000 and $120,000, respectively and included prepaid manufacturing expenses for the Company’s clinical development candidate MLR-1019 and prepaid insurance recorded on the accompanying balance sheet.

Note 4 – Notes Payable and Convertible Promissory Notes

The following table summarizes the Company’s outstanding term loans:

(in thousands)	June 30, 2022	December 30, 2021
2019 Term Loan	$5,677	$5,677
2022 Term Loan	2,222	-
	7,899	5,677
Unamortized discounts	(1,592)	-
	$6,307	$5,677

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

The promissory notes accrued interest at a rate of 12% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every six months thereafter. On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.

The unpaid principal balance of the notes, plus accrued and unpaid interest thereon, matured on June 28, 2020. The notes were secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries. On June 28, 2020, the Company defaulted on the maturity date principal payment.

On June 26, 2021, the holders of the 2019 Term Loans agreed to subordinate their lien and security interest in the assets of the Company and its subsidiaries as set forth in the Security Agreement dated June 28, 2019 to the holders of the June 2021 convertible notes.

On April 19, 2022, a majority of the noteholders of the secured non-convertible promissory notes of the Company issued between June 18, 2019, and August 5, 2019 which matured on August 5, 2020 consented to forbear collection efforts until September 30, 2022. Accordingly, the collateral agent for the note holders in consideration of the signed noteholder agreements agreed to forbear all notes outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

The Company recognized approximately $212,000 and $422,000 in interest expense related to the Notes for both the three and six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, the debt discount and issuance costs for this term loan were fully amortized.

As of June 30, 2022, the Company had approximately $2.4 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and the $2.4 million in accrued interest on the 2019 Term Loans.

2022 Term Loan

On May 11, 2022, the Company entered into a Securities Purchase Agreement with investors whereby the Company issued the Purchasers Original Issue Discount Promissory Notes in the aggregate principal amount of $2,222,222, net of an original issue discount of $222,222 for a purchase price of $2,000,000 and warrants to purchase 22,222,218 shares of the Company’s common stock, pursuant to the terms and conditions of the SPA and secured by a Security Agreement as described below. The Company received total consideration of $1,692,200 after debt issuance costs of $307,800.

The Notes are due on the earliest to occur of (i) the 12 month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The Warrants are exercisable for a 66 month period (five years and six months) ending November 11, 2027, at an exercise price of $0.04 per share, subject to certain adjustments.

The Company recorded a total debt discount of $1,693.000 including an original issue discount of $222,222, a discount related to issuance costs of $307,800, a discount related to the issuance of common stock of $11,820, and a $1,151,000 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

For the three and six months ended June 30, 2022, the Company recognized approximately $100,640 related to the amortization of debt discounts and fees and approximately $25,100 in interest expense related to the note that was deemed earned as of the date of issuance. No interest expense or debt discount was recognized for the same period of 2021.

At June 30, 2022, the Company has recorded $2,222,222 of outstanding principal $25,100 of accrued interest and approximately $1,592,000 of unamortized discount and issuance expenses.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Convertible Notes	$1,431	$1,516
Unamortized discounts and fees	(392)	(530)
	$1,039	$986

Ten convertible notes with outstanding principal of approximately $1.2 million were in default as of June 30, 2022.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Secured Convertible Promissory Note – February 2020

On February 5, 2020, the Company entered into a Securities Purchase Agreement with accredited investors and issued the investors, (i) original issue discount Convertible Promissory Notes with a principal of $550,500 issued at a 10% original issue discount, for a total purchase price of $499,950, and (ii) warrants to purchase up to such number of shares of the common stock of the Company as is equal to the product obtained by multiplying 1.75 by the quotient obtained by dividing (A) the principal amount of the Notes by (B) the then applicable conversion price of the Notes. This results in a variable quantity of warrants at any point in time due to the variable conversion price of the Notes. (See Note 7).

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

For the three and six months ended June 30, 2022, the Company recognized approximately $21,000 and $46,000 in interest expense related to the note, respectively. The Company recognized $25,000 and $50,000 in interest expense related to the notes for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the Company had accrued interest on the February 2020 Convertible Note of approximately $147,000.

As of June 30, 2022, the Company remains in default on the repayment of remaining principal of $457,359 and accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

For the three six-month period ended June 30, 2022 and June 30, 2021 the Company recognized approximately $2,600 and $5,300 in interest related to the note. As of June 30, 2022, the debt discount and issuance costs for the note were fully amortized.

As of June 30, 2022, the Company remains in default on the repayment of principal of $58,055 and approximately $21,000 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

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

For the three and six months ended June 30, 2022, the Company recognized approximately $5,000 and $10,000 in interest expense for the note, respectively. For the three and six-month periods ended June 30, 2021, the Company recognized approximately $5,000 and $9,700 in interest expense including $1,000 and $2,600 related to the amortization of debt issuance costs, respectively. For the three and six-month period ended June 30, 2021, the Company recognized $20,000 and $79,000 and related to the amortization of debt discount. As of June 30, 2022, the debt discount and issuance costs for the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

As of June 30, 2022, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $29,000.

As of June 30, 2022, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.049 to $0.039, as a result of a convertible note exercise and the Company issued an additional 340,250 warrants to the note holder.

For the three and six months ended June 30, 2022, the Company recognized approximately $2,400 and $4,800 in interest expense on the note, respectively, For the three and six-month periods ended June 30, 2021, the Company recognized approximately $1,700 and $2,900 in interest expense including approximately $400 and $700 related to the amortization of debt issuance costs, respectively. For the three and six-month period ended June 30, 2021, the Company recognized $11,000 and $29,000 related to the amortization of debt discount. As of June 30, 2022, the debt discount and issuance costs on the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

As of June 30, 2022, the Company has outstanding principal of $52,778 on the note and has recorded approximately $11,500 of accrued interest included in accrued expenses on the accompanying balance sheet.

As of June 30, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

For the three and six months ended June 30, 2022, the Company recognized approximately $3,000 and $6,000 in interest expense for the notes. For the three and six-month periods ended June 30, 2021, the Company recognized approximately $1,500 in interest expense. For the three and six-month period ended June 30, 2021, the Company recognized $16,000 related to the amortization of debt discount. As of June 30, 2022, the debt discounts and issuance costs on the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

As of June 30, 2022, the Company has recorded $66,667 of principal and approximately $12,100 of accrued interest for the note on the accompanying balance sheet.

As of June 30, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2021

On June 25, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000, net of an original issue discount of $3,500. Additionally, the Company issued to the investor 800,000 six-year warrants to purchase the Company’s common stock at an exercise price of $0.095 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate exercise price of this Warrant shall remain $76,000 which is a full ratchet price protection provision.

The note matured on June 25, 2022. Interest accrues on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $0.075 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $0.08 per share for more than three [confirm] consecutive trading days, the holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

For the three and six months ended June 30, 2022, the Company recognized approximately $9,900 and $19,600 related to the amortization of debt discounts and approximately $3,400 and $7,000 in interest expense related to the note. The Company recorded $100.00 in interest and $4,400 for the amortization of debt discount for the period ended June 30, 2021.

As of June 30, 2022, the Company has recorded $57,000 of outstanding principal and approximately $12,200 of accrued interest and $19,000 of unamortized discount and issuance expenses.

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

The note matured on August 11, 2022 and absent an event of default provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0.075 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. On November 9, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The warrants are initially exercisable for a period of six years at a price of $0.095 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the warrant.

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

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.039 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.039 per share and the Company issued an additional 428,718 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.039 per share.

On May 12, 2022, the Company repaid $135,695 of principal and $64,305 of interest including $54,278 of interest due as a result of early redemption on the note. In addition, the holder of the note extended the maturity date on the note to September 30, 2022 when the outstanding balance of principal and interest of $128,502 is due on the note. The Company recorded a $45,200 gain on debt extinguishment as a result of repayment of the note.

For the three and six months ended June 30, 2022, the Company recognized approximately $40,000 and $94,000 related to the amortization of debt discount and approximately $73,000 and $85,400 in interest expense related to the note. Interest expense for the three months ended June 30, 2022, included approximately $67,000 in additional interest accrued due to penalties incurred for early redemption of the note. No interest expense or debt discount was recognized for the same periods of 2021.

As of June 30, 2022, the Company has remaining $85,000 of outstanding principal and approximately $37,000 of accrued interest and $40,000 of unamortized discount.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

The note matures on August 17, 2022 and provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0.075 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. The embedded conversion option will be treated as a bifurcated derivative liability.

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Warrants are initially exercisable for a period of six years at a price of $0.095 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant.

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

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.039 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $0.08, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.039 per share and the Company issued an additional 428,718 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.039 per share.

For the three and six months ended June 30, 2022, the Company recognized approximately $35,000 and $69,700 related to the amortization of debt discount and $12,600 and $25,000 in interest expense related to the note, respectively. No interest expense or debt discount was recognized for the same period of 2021.

As of June 30, 2022, the Company has recorded $220,500 of outstanding principal and approximately $40,400 of accrued interest and $88,200 of unamortized discount and issuance expenses.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Convertible Promissory Note – October 4, 2021

On October 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a six-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 59,523 common shares as a commitment fee.

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

On May 12, 2022 the Company repaid $83,500 of principal on the note and repurchased 59,523 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying balance sheet. In addition, the Company repaid an additional $11,571 of principal and $8,428 of interest on the note during the three-month period ended June 30, 2022. The Company recorded approximately $81,700 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the three and six months ended June 30, 2022, the Company recognized approximately $32,700 and $65,000 related to the amortization of debt discount and approximately $244 and $5,200 in interest expense related to the note, respectively. No interest expense or debt discount was recognized for the same period of 2021.

As of June 30, 2022, the Company has recorded $36,200 of outstanding principal and $34,200 of unamortized discount and issuance expenses. No interest on the note was due as of June 30, 2022.

Convertible Promissory Note – October 7, 2021

On October 7, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the investor a 10% Convertible Redeemable Note in the principal amount of $131,250 and a six-year warrant to purchase 476,190 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 59,523 common shares as a commitment fee and an additional 52,632 shares as a commission to the broker.

The Note is due October 7, 2022. The Note provides for interest at the rate of 10% per annum, payable at maturity. The Note is convertible into shares of common stock at any time following the date of cash payment at the investor’s option at a conversion price of $0.075 per share, subject to certain adjustments.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

The Warrants are exercisable for six-years from October 7, 2021, at an exercise price of $0.095 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

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

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 59,523 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying balance sheet. In addition, the Company repaid an additional $11,571 of principal and $8,428 of interest on the note during the three-month period ended June 30, 2022. The Company recorded approximately $82,900 gain on debt extinguishment related to the settlement of the derivative liability as a result of repayment of the note.

For the three and six months ended June 30, 2022, the Company recognized approximately $32,700 and $65,100 related to the amortization of debt discounts and approximately $295 and $5,300 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

As of June 30, 2022, the Company has recorded $36,200 of outstanding principal and $35,200 of unamortized discount and issuance expenses. No interest on the note was due as of June 30, 2022.

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

The Company recorded a total debt discount of $250,000 including an original issue discount of $50,000, a discount related to issuance costs of $34,384, a discount related to the issuance of common stock of approximately $3,596, and a $162,020 discount related to the initial derivative value of the embedded conversion feature on the Note all based on the relative fair value of the instruments. The discounts are being amortized over the life of the convertible note.

For the three and six months ended June 30, 2022, the Company recognized approximately $62,300 and $74,000 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

At June 30, 2022, the Company has recorded $250,000 of outstanding principal $25,000 of accrued interest and $176,000 of unamortized discount and issuance expenses.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock potentially issuable exceed the Company’s authorized share limit as of June 30, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

For the six-month period ended June 30, 2022, in connection with the issuance of the Notes and warrants, on the initial measurement dates, the fair values of the embedded conversion option of approximately $1,422,000 was recorded as derivative liabilities of which $1,314,000 was allocated as a debt discount and $108,000 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a gain from the initial and change in the derivative liabilities fair value of approximately $1,789 for the six-month period ended June 30, 2022.

During the six months period ended June 30, 2022, the fair value of the derivative liabilities was estimated at issuance and at June 30, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.0 to 1.07 year
Volatility	206% to 317.47%
Risk-free interest rate	1.28% to 3.01%

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes to reduce the conversion price to $0.039 in January 2022 since all of the embedded conversion options in the convertible notes were treated as derivatives.

Note 5 - Licensing Agreements

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of June 30, 2022, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Note 6 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. Dr. Trieu resigned as a director of our company effective October 1, 2018. The Company and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at June 30, 2022, and December 31, 2021.

In addition, as of June 30, 2022, and December 31, 2021, the Company owed various officers and directors approximately $42,000 for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A Preferred and Series B Preferred and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of June 30, 2022, the Company had not filed the certificate of elimination. Each subsequent designated series of preferred stock has liquidation preference over the previous series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $7.50 per share.

As of June 30, 2022, and December 31, 2021, 100 shares of Series C Preferred were outstanding.

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

As of June 30, 2022, and December 31, 2021, 40 shares of Series D Preferred were outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

As of May 17, 2021, the six-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders. As of June 30, 2022, the Company has not provided notice of conversion to the holders of the Series E Preferred stock.

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

On May 17, 2022, the Company effected the conversion of 3,059 shares of Series E Preferred stock and accrued dividends of approximately $5.1 million into 40,706,120 shares of unregistered common stock at a conversion price of $0.50 per share in accordance with the conversion provisions of the certificate of designation.

As of June 30, 2022, the Company had a total of 30,405,600 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023 and have an exercise price of $0.039.

The Company had accrued dividends on the Series E Preferred stock of approximately $445,000 and $5.0 million, as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, and December 31, 2021, there were 267 and 3,326 Series E shares outstanding, respectively.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

As of November 9, 2021, the six-year anniversary of the closing of the Series F Preferred stock offering, all outstanding Series F Preferred stock may be converted by the Company into common stock upon written notification being provided by the Company to stockholders. As of December 31, 2021, the Company has not provided notice of conversion to the holders of the Series F Preferred stock.

As of December 31, 2021, the Company had a total of 3,088,500 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

On May 17, 2022, the Company effected the conversion of 358 shares of Series F Preferred stock and accrued dividends of approximately $541,000 into 4,662,524 shares of unregistered common stock at a conversion rate of $0.50 per share in accordance with the conversion provisions of the certificate of designation.

The Company had accrued dividends on the Series F Preferred stock of approximately $448,000, as of December 31, 2021. No dividends were accrued as of June 30, 2022.

At June 30, 2022 and December 31, 2021, there were zero shares and 358 Series F Preferred shares outstanding, respectively.

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

As of June 30, 2022, no Series G Preferred Stock has been issued by the Company.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

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

On May 17, 2022, the Company effected the conversion of 3,059 shares of Series E Preferred stock and accrued dividends of approximately $5.1 million into 40,706,120 shares of unregistered common stock at a conversion rate of $0.50 per share.

On May 17, 2022, the Company effected the conversion of 358 shares of Series F Preferred stock and accrued dividends of approximately $541,000 into 4,662,524 shares of unregistered common stock at a conversion rate of $0.50 per share in accordance with the conversion provisions in the certificate of designation.

Treasury Stock

On May 12, 2022, the Company repurchased 119,046 shares of common stock issued to the holders of outstanding notes as an original commitment fee on the notes for $2,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Warrants

As of June 30, 2022, there were 102,665,674 common stock warrants outstanding, with a weighted average exercise price of $0.04 per share, with annual expirations as follows:

	Shares	2023	2024	2025	2026	2027
Series E Preferred Stock	30,405,600	30,405,600
Series F Preferred Stock	3,088,500	3,088,500
Bridge Loan	22,222,218					22,222,218
Convertible Notes (CVN)	46,590,623		2,901,098	36,777,552	6,911,974
Other	348,733	10,080	335,452	3,201
Total Warrants	102,655,674	33,504,180	3,236,550	36,780,753	6,911,974	22,222,218

Shares
Warrants as of December 31, 2021	74,625,139
Issued as a result of price adjustments on CVN	2,665,672
Variable quantity of warrants related to February 2020 note	3,142,645
Warrants issued with 2022 Bridge Note	22,222,218
Warrants as of June 30, 2022	102,665,674

Warrants outstanding as of June 30, 2022, included 101,354,561 price adjustable warrants.

The intrinsic value of 102,665,674 warrants as of June 30, 2022, was approximately $2.0 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock potentially issuable upon conversion of the promissory notes are therefore, indeterminate. Due to the fact that the number of shares of common stock potentially issuable exceed the Company’s authorized share limit as of June 30, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On June 30, 2022, the Company evaluated all outstanding warrants and due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce the conversion price to $0.039 in January 2022 since all of the embedded conversion options in the warrants were treated as derivatives.

NOTE 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the six-month period ended June 30, 2022:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	384,050	$0.97
Options expired / forfeited	(4,050)	1.70
Outstanding, June 30, 2022	380,000	0.98
Exercisable, June 30, 2022	380,000	$0.98

No stock options were granted during the six-month period ended June 30, 2022.

The following table summarizes additional information on the Company’s stock options outstanding at June 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98	380,000	0.84	$0.98	380,000	$0.98
Totals	380,000	0.84	$0.98	380,000	$0.98

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

As of June 30, 2022, the Company had no unrecognized compensation expense related to unvested stock options. No stock based compensation expenses was recognized for the three or six-month periods ended June 30, 2022 or 2021.

As of June 30, 2022, the intrinsic value of options outstanding or exercisable was zero there were no options outstanding with an exercise price less than $0.07, the per share closing market price of our common stock at that date.

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

Share Repurchase Agreement

On October 30, 2019, the Company repurchased 20 shares of Series F Convertible Preferred Stock including accrued and unpaid dividends and warrants to purchase 150,000 shares of common stock for $100,000 from our former CEO pursuant to an amendment to the settlement agreement dated April 4, 2019. The Company also committed to purchase from such officer the remaining Series F Convertible Preferred Stock and related warrants held by such officer for $100,000 by not later than March 1, 2020. As of June 30, 2022, the Company had not repurchased the remaining shares.

Licensing Agreement – MLR 1019

On July 28, 2021, the Company and Melior II entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use Melior II’s Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a royalty of 5% of gross sales.

The license terminates upon the last expiration of the patents licensed by the Company, which is presently 2034 subject extensions and renewals of any of such patents. If the Company fails to have its common stock listed on Nasdaq or the NYSE (an “Uplisting Event”) within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights for using Melior II’s data shall terminate. Additionally, if the Company has completed the necessary steps to effect an Uplisting Event, the Company will have the option to purchase all rights held by Melior II on the MLR-1019 licensed products in consideration for 10% of the outstanding shares of the Company’s common stock (immediately post Uplisting Event) and 2.5% royalty of future gross product sales.

As of June 30, 2022, no performance milestones had been met under the agreement.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022

(Unaudited)

Licensing Agreement – MLR 1023

On August 24, 2021, the Company as licensee entered into an exclusive license agreement with Melior I for the development, commercialization and exclusive license of Melior I’s MLR-1023. MLR-1023 is being developed as a novel therapeutic for Type 1 diabetes.

Under the Agreement, the Company was granted an exclusive license to use the Melior I’s Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a tiered royalty of 8-12% of gross sales.

Under the original terms of the agreement if the Company failed to raise $4.0 million dollars within 120 days of the Effective Date then the License would immediately terminate unless, by 120 Days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 Days would be provided to allow for the completion of the raise.

On October 20, 2021, the Company expanded the exclusive licensing agreement with Melior I to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On November 17, 2021, Melior I extended the Company’s timeline from 120 days to 180 days from the effective of the agreement for the Company to raise $4.0 million dollars unless, by 180 Days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 Days shall be provided to allow for the completion of required fundraising.

On February 16, 2022, an addendum to the licensing agreement dated August 4, 2021, was executed by the Company and Melior I, extending the requirement by the Company to raise $4.0 million dollars to June 16, 2022.

As of June 30, 2022, no performance milestones had been met under the agreement.

NOTE 10 - Subsequent Events

Licensing Agreement – MLR 1023

On July 20, 2022, the Company entered into an addendum to the License Agreement for MLR-1023 with Melior I pursuant to which Melior I extended the license to February 1, 2023 in exchange for a $136,921 licensing payment. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the addendum and the License Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melior I and Melior II license agreements and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes and the Risk Factors contained in our Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

●	our ability to attract and retain qualified officers, directors, employees and consultants as necessary;

●	Challenges or inability to comply with or obtain waivers or extensions under our license agreements, in which case we may be forced to suspend or terminate certain of our research and development programs;

●	the cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all; and

●	Failure to meet our obligations under outstanding financing documents.

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

On July 28, 2021, we as licensee and Melior II as licensor entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use the Melior II Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 24, 2021, we as licensee entered into an exclusive license agreement with Melior I for the development, commercialization and exclusive license of MLR-1023 as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the MLR-1023 licensing agreement with Melior Pharmaceuticals I, Inc. to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On July 20, 2022, the Company entered into an addendum to the License Agreement for MLR-1023 with Melior I pursuant to which Melior I extended the license to February 1, 2023 in exchange for a $136,921 licensing payment. In addition, the Company is required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the addendum and the License Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Operating Expenses

Our operating expenses for the three months ended June 30, 2022, and 2021 are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Increase/ (Decrease)
Sales and marketing	$-	$8	$(8)
General and administrative expenses	449	121	328
Total operating expenses	$449	$129	$320

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2021 were primarily related to storage and destruction costs incurred for Prestalia® inventory. No sales and marketing expenses were incurred for the three-month period ended June 30, 2022.

General and Administrative

General and administrative expense increased by approximately $328,000 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to an increase in public company fees including legal expenses, audit fees and fees paid for director and officer insurance.

Other Expense

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Increase/ (Decrease)
Interest expense	$(361)	$(248)	$113
Gain on extinguishment of debt	210	-	(210)
Initial and change in derivative liability	1,012	(87)	(1,099)
Amortization of debt discount	(313)	(50)	263
Total other income (expense)	$548	$(385)	$933

Interest expense for the three months ended June 30, 2022 increased by $113,000 compared to the three months ended June 30, 2021 primarily due to an increase in interest expense related to our outstanding convertible notes. The derivative liability for the quarter ended June 30, 2022 decreased by $1,099,000 as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of June 30, 2022 offset by the initial valuation of a derivative liability for the issuance of convertible notes and warrants during the period. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $263,000 for the amortization of debt discounts was due an increase in our convertible notes outstanding.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Operating Expenses

Our operating expenses for the six months ended June 30, 2022, and 2021 are summarized as follows:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Increase/ (Decrease)
Sales and marketing	$-	$17	$(17)
General and administrative expenses	709	222	487
Total operating expenses	$709	$239	$470

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2021 were primarily related to storage and destruction costs incurred for Prestalia® inventory. No sales and marketing expenses were incurred for the six months ended June 30, 2022.

General and Administrative

General and administrative expense increased by approximately $487,000 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase in public company fees including legal expenses, audit fees and fees paid for director and officer insurance.

Other Expense

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Increase/ (Decrease)
Interest expense	$(672)	$(491)	$181
Gain on extinguishment of debt	215	-	(215)
Initial and change in derivative liability	1,679	(87)	(1,766)
Amortization of debt discount	(488)	(125)	363
Total other income (expense)	$734	$(703)	$1,437

Interest expense for the six months ended June 30, 2022 increased by $181,000 compared to the six months ended June 30, 2021 primarily due to an increase in our outstanding convertible notes. The derivative liability for the quarter ended June 30, 2022 decreased by $1,766,000 as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of June 30, 2022 offset by an increase in the initial valuation of a derivative liability expense from the issuance of notes and warrants for the period. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $363,000 for the amortization of debt discounts was due an increase in our convertible notes outstanding.

Liquidity & Capital Resources

Working Capital

(in thousands)	June 30, 2022	December 31, 2021
Current assets	$976	$196
Current liabilities	(20,971)	(25,302)
Working capital deficit	$(19,995)	$(25,106)

Negative working capital as of June 30, 2022, was approximately $20.0 million as compared to negative working capital of approximately $25.1 million as of December 31, 2021. The increase in working capital is primarily related to an decrease in current liabilities of approximately $4.3 million including approximately $5.0 million in accrued dividends as a result of the conversion Series E and Series F Preferred Stock during the period, offset by an increase of $587,000 of accrued expenses including accrued interest, an increase in our promissory notes payable of $630,000 net of discounts and a decrease of $599,000 for a derivative liability related to our outstanding convertible notes and warrants.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $690,000 during the six months ended June 30, 2022. This was primarily due to our net operating income of approximately $25,000, partially offset by a $1,679,000 gain related to a decrease in the fair value of our outstanding derivative liability for our convertible notes and warrants, non-cash interest expense related to term loan and outstanding convertible notes of $672,000, non-cash amortization of debt discount of $488,000 and other changes in operating assets and liabilities of approximately $19,000.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2022, or June 30, 2021.

Net cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, and 2021 was approximately $1,463,000 and $159,000, respectively. Net cash provided by financing activities for the six-months ended June 30, 2022 included $1,872,000 from the sale of promissory notes and warrants, net of issuance costs to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $407,000 and $2,000 for the repurchase of common stock outstanding. Net cash provided by financing activities for the six-months ended June 30, 2021 included $159,000 from the sale of promissory notes, net of issuance costs to certain accredited investors

While we recently raised $1.7 million, net of issuance costs as described in the next paragraph, we will need to raise additional operating capital in the near future to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Financing

In May 2022, we closed a private placement offering of $2,222,222 of notes and 22,222,218 warrants and received approximately $1.7 million in net proceeds. The notes come due upon the earliest to occur of (i) the 12 month anniversary of the original issuance date of the notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default, in which case the amount payable could be increased to 125% of the outstanding balance if our common stock is not listed on a national securities exchange at the time of such event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a 125% of the outstanding principal, accrued interest and other amounts owing thereon. The notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12 month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest. The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries.

We do not have sufficient funds to meet our working capital needs for the next 12 months. We will require additional funds in the near future to continue our business. Historically, we have raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available or, if available, that it can be obtained on commercially reasonable terms. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended June 30, 2022, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the period ended June 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2022, was not effective.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005	8-K	7/20/05	3.1
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008	8-K	6/10/08	3.1
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010	8-K	7/21/10	3.1
3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011	8-K	7/14/11	3.1
3.1(d)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011	8-K	12/22/11	3.1
3.1(e)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017	8-K	8/1/17	3.1
3.1(f)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018	8-K	10/4/18	3.1
3.1(g)	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007	8-K	1/19/07	3.1
3.1(h)	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008	8-K	6/10/08	3.2
3.1(i)	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011	8-K	12/22/11	3.1
3.1(j)	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock	8-K	3/7/14	3.1
3.1(k)	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock	8-K	8/5/15	3.1

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant	8-K	4/16/18	3.1
3.1(m)	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant	8-K	7/11/18	3.1
3.2	Amended and Restated Bylaws of the Registrant dated August 21, 2012	10-K	10/10/12	3.7
4.1	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	4.21
10.1	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022	10-K	4/15/22	10.12
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	10.16
10.3	Code of Business Conduct and Ethics	10-K/A	4/29/22	10.18
10.4	Form of Securities Purchase Agreement dated May 11, 2022*	10-Q	5/16/22	10.3
10.5	Form of Senior Secured Original Issue Discount Promissory Note dated May 11, 2022	10-Q	5/16/22	10.4
10.6	Form of Warrant dated May 11, 2022	10-Q	5/16/22	10.5
10.7	Form of Security Agreement dated May 11, 2022*	10-Q	5/16/22	10.6
10.8	Employment Agreement dated June 29, 2022 between Adhera Therapeutics, Inc. and Zahed Subhan+				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished***
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

+	Management contract or compensatory plan or arrangement.

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

***	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

ADHERA THERAPEUTICS, INC.

Date: August 14, 2022	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
CEO (Principal Executive Officer and Principal
Financial Officer)

