Form 10-Q
period 2022-09-30
Adhera Therapeutics, Inc.
filed 2022-11-14
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 14, 2022, there were 3,160,877 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$133	$76
Prepaid expenses	123	120
Total current assets	256	196
Total assets	$256	$196
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,312	$2,309
Due to related parties	5	46
Accrued expenses	4,041	3,110
Accrued dividends	453	5,477
Term loans	6,870	5,677
Convertible notes payable, net	1,122	986
Derivative liabilities	7,260	7,697
Total current liabilities	22,063	25,302
Total liabilities	22,063	25,302
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized; 100 shares issued and outstanding as of September 30, 2022 and December 31, 2021. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of September 30, 2022 and December 31, 2021. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares authorized; 267 and 3,326 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. ($1,788,319 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares authorized; zero and 358 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	—
Series G convertible preferred stock, $0.01 par value; $5,000 liquidation preference; 6,000 shares authorized; no shares issued and outstanding as of September 30, 2022, and December 31, 2021.	—	—

Common stock, $0.006 par value; 180,000,000 shares authorized, 3,160,877 and 853,946 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	18	5
Additional paid-in capital	33,547	27,906
Accumulated deficit	(55,370)	(53,017)
Treasury stock (5,954 shares)	(2)	—
Total stockholders’ deficit	(21,807)	(25,106)
Total liabilities and stockholders’ deficit	$256	$196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three-Months ended		For the Nine-Months ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating expenses
Sales and marketing	$-	$-	$-	$17
General and administrative	548	232	1,257	454
Total operating expenses	548	232	1,257	471
Loss from operations	(548)	(232)	(1,257)	(471)
Other income (expense)
Interest expense	(317)	(261)	(989)	(749)
Initial and change in the fair value of derivative liabilities	(254)	(2,968)	1,425	(3,055)
Gain (loss) on extinguishment of debt	92	(177)	307	(177)
Amortization of debt discount	(777)	(101)	(1,265)	(230)
Total other expense, net	(1,256)	(3,507)	(522)	(4,211)
Net loss	(1,804)	(3,739)	(1,779)	(4,682)
Accrued and deemed dividends	(8)	(406)	(574)	(1,679)
Net Loss Applicable to Common Stockholders	$(1,812)	$(4,145)	$(2,353)	$(6,361)
Net loss per share – Common Stockholders - basic and diluted	$(0.57)	$(6.38)	$(1.16)	$(10.83)
Weighted average shares outstanding - basic and diluted	3,160,877	649,321	2,019,953	587,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance as of December 31, 2020	100	$-	40	$-	3,458	-	361	$-	560,140	$3	$29,836	$(44,612)	$-	$(14,773)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	505	(882)	-	$(377)
Issuance of common stock for term loan conversion	-	-	-	-	-	-	-	-	25,900	-	26	-	-	$26
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	28	-	-	$28
Beneficial conversion feature convertible notes	-	-	-	-	-	-	-	-	-	-	19	-	-	$19
Net loss	-	-	-	-	-	-	-	-	-	-	-	(428)	-	$(428)
Balance as of March 31, 2021	100	$-	40	$-	3,458	$-	361	$-	586,040	3	$30,414	$(45,922)	$-	$(15,505)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	11	(392)	-	$(381)
Issuance of warrants with convertible notes	-	-	-	-	-	-	-	-	-	-	69	-	-	$69
Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	-	-	2,679	-	-	-	-	$-
Issuance of common stock for Series E conversion	-	-	-	-	(8)	-	-	-	5,051	-	10	-	-	$10
Net loss	-	-	-	-	-	-	-	-	-	-	-	(514)	-	$(514)
Balance, June 30, 2021	100	$-	40	$-	3,450	$-	361	$-	593,770	3	$30,504	$(46,828)	$-	$(16,340)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	25	(406)	$-	$381
Reclassification of derivative from equity									-	-	(21)	-	-	$(21)
Issuance of warrants and common stock with convertible notes	-	-	-	-	-	-	-	-	25,008	-	157	-	-	$157
Issuance of common stock for convertible note conversions									85,000	1	84	-	-	$85
Issuance of common stock for Series E conversion	-	-	-	-	(50)	-	-	-	25,000	-	-	-	-	$-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,739)	-	$(3,739)
Balance, September 30, 2021	100	$-	40	$-	3,400	$-	361	$-	728,778	$4	$30,749	$(50,973)	$-	$(20,239)

Balance as of December 31, 2021	100	$-	40	$-	3,326	-	358	-	853,946	$5	$27,906	$(53,017)	$-	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(364)	-	$(364)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	12,500	-	18	-	-	$18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	12,721	-	28	-	-	$28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(74)	-	$(74)
Balance as of March 31, 2022	100	$-	40	$-	3,326	$-	358	$-	879,167	5	$27,952	$(53,455)	$-	$(25,498)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(202)	-	$(202)
Issuance of common stock with term loan	-	-	-	-	-	-	-	-	19,231	-	11	-	-	$11
Conversion of Series E Preferred to common stock	-	-	-	-	(3,059)	-	-	-	2,035,306	12	5,044	-	-	$5,056
Conversion of Series F Preferred to common stock	-	-	-	-	-	-	(358)	-	233,127	1	540	-	-	$541
Repurchase of common stock				-	-	-	-	-	(5,954)	-	-	-	(2)	$(2)
Net loss	-	-	-	-	-	-	-	-	-	-	-	99	-	$99
Balance as of June 30, 2022	100	$-	40	$-	267	$-	-	$-	3,160,877	18	$33,547	$(53,558)	$(2)	$(19,995)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(8)	-	$(8)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,804)	-	$(1,804)
Balance as of September 30, 2022	100	$-	40	$-	267	$-	-	$-	3,160,877	18	$33,547	$(55,370)	$(2)	$(21,807)

The accompanying an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine-Months Ended September 30,
	2022	2021
Cash Flows Used in Operating Activities:
Net loss	$(1,779)	$(4,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and fees	1,265	230
Accrued interest expense	989	749
Derivative income (expense)	(1,425)	3,055
(Gain) Loss on debt extinguishment	(307)	177
Changes in operating assets and liabilities:
Prepaid expenses	(3)	—
Accounts payable	(38)	30
Accrued expenses	36	72
Net Cash Used in Operating Activities	(1,262)	(369)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable and convertible notes, net of original issue discounts	2,200	591
Notes payable and convertible notes issuance costs	(328)	(72)
Repurchase of common stock	(2)	—
Repayment of principal and interest on notes payable	(551)	—
Net Cash Provided by Financing Activities	1,319	519
Net increase in cash	57	150
Cash – Beginning of Period	76	1
Cash - End of Period	$133	$1,514
Supplementary Cash Flow Information:

Cash paid for interest	94	—
Cash paid for taxes	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash Investing and Financing Activities:
Conversion of Series E Preferred stock to common stock	5,056	4
Conversion of Series F Preferred stock to common stock	541	—
Debt discounts for issuance costs, warrants and derivatives	10
Issuance of common stock for conversion of convertible notes	28	111
Issuance of common stock and warrants with convertible notes	20	473
Cashless exercise of warrants	—	4
Accrued and deemed dividends	574	1,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Note 1 – Organization and Business Operations

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” or the “Company”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is focused on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes.

On July 28, 2021, we as licensee and Melior Pharmaceuticals II, LLC (“Melior II”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use the Melior II Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

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

To the extent that resources have been available, the Company has continued to work with its advisors in an effort to restructure our company and to identify additional strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the near future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had cash and cash equivalents of approximately $133,000 and has negative working capital of approximately $21.8 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company recognized a net loss of approximately $1.8 million for the nine months ended September 30, 2022 and used cash in operating activities of approximately $1.3 million. The Company had an accumulated deficit of approximately $55.4 million as of September 30, 2022.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for its our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issues arising from the COVID-19 pandemic, the Ukraine war and inflation and the Federal Reserve interest rate increases in response, and any recessionary environment or market downturns that could result, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Reverse Stock-split

On September 30, 2022, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of 1-for-20. On October 5, 2022, the Company effected the 1-for-20 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company retroactively adjusted all outstanding common stock equivalents including options, warrants, convertible notes and other agreements with third parties.

All disclosures of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect the reverse stock split for all periods presented. As a result of the reverse split the Company recorded a $361,000 adjustment to the par value of common stock which was offset to additional paid-in capital.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and September 30, 2022, the Company had approximately $76,000 and $133,000 in cash, respectively.

The Company deposits its cash with major financial institutions that may at times exceed the federally insured limit. As of December 31, 2021 and September 30, 2022, the Company did not have cash in excess of the federally insured limit of $250,000.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

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

As of September 30, 2022, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $7.3 million. The value of the derivative liability as of September 30, 2022, was determined by using the binomial lattice model using the following inputs: risk free rate of 4.05% to 4.25%, volatility of 147% to 317% and time to maturity of zero to one year. There were no liabilities or assets measured at fair value on a non-recurring basis as of September 30, 2022.

	Fair Value Measurements at September 30, 2022
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	$-	$-	$7,260	$7,260
Total	$-	$-	$7,260	$7,260

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	Nine-Months Ended September 30, 2022
(in thousands)	Warrants	Notes	Total
Balance at December 31, 2021	$5,336	$2,361	$7,697
Initial valuation of derivative liabilities included in debt discount	1,151	163	1,314
Initial valuation of derivative liabilities included in derivative expense	—	108	108
Reclassification of derivative liabilities loss to gain on debt extinguishment	—	(325)	(325)
Change in fair value included in derivative expense	(318)	(1,216)	(1,534)
Balance at September 30, 2022	$6,169	$1,091	$7,260

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

For the Three and Nine Months Ended September 30, 2022

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

For the Three and Nine Months Ended September 30, 2022

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

The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year. The adoption by the Company as of January 1, 2022, did not have a significant impact on its financial statements.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

The following table presents the computation of net loss per share (in thousands), except share and per share data):

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Numerator
Net loss	$(1,804)	$(3,739)	$(1,779)	$(4,682)
Dividends	(8)	(406)	(574)	(1,679)
Net Loss allocable to common stockholders	$(1,812)	$(4,145)	$(2,353)	$(6,361)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	3,160,877	649,321	2,019,953	587,117
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.57)	$(6.38)	$(1.16)	$(10.83)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Nine-Months Ended September 30,
	2022	2021
Stock options outstanding	19,000	19,378
Convertible notes	2,389,770	1,216,640
Warrants	5,192,652	3,065,318
Series C Preferred Stock	3,334	3,334
Series D Preferred Stock	2,500	2,500
Series E Preferred Stock	178,833	2,175,826
Series F Preferred Stock	—	225,995
Total	7,786,089	6,708,991

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

For the Three and Nine Months Ended September 30, 2022

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

Note 3 – Prepaid Expenses

As of September 30, 2022, and December 31, 2021, prepaid expenses were approximately $123,000 and $120,000, respectively, and included prepaid manufacturing expenses for the Company’s clinical development candidate MLR-1019 and other prepaid expenses recorded on the accompanying balance sheet.

Note 4 – Notes Payable and Convertible Promissory Notes

The following table summarizes the Company’s outstanding term loans:

(in thousands)	September 30, 2022	December 30, 2021
2019 Term Loan	$5,677	$5,677
2022 Term Loan	2,222	-
	7,899	5,677
Unamortized discounts	(1,029)	-
	$6,870	$5,677

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

The promissory notes accrued interest at a rate of 12% per annum. Interest is payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every Nine months thereafter. On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.

The unpaid principal balance of the notes, plus accrued and unpaid interest thereon, matured on June 28, 2020. The notes were secured by a first lien and security interest on all the assets of the Company and certain of its wholly owned subsidiaries. On June 28, 2020, the Company defaulted on the maturity date principal payment.

On June 26, 2021, the holders of the 2019 Term Loans agreed to subordinate their lien and security interest in the assets of the Company and its subsidiaries as set forth in the Security Agreement dated June 28, 2019, to the holders of the June 2021 convertible notes.

On April 19, 2022, a majority of the noteholders of the secured non-convertible promissory notes of the Company issued between June 18, 2019, and August 5, 2019, which matured on August 5, 2020, consented to forbear collection efforts until September 30, 2022. Accordingly, the collateral agent for the note holders in consideration of the signed noteholder agreements agreed to forbear all notes outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

The Company recognized approximately $212,000 and $637,000 in interest expense related to the Notes for the three and nine months ended September 30, 2022, respectively. The Company recognized approximately $215,000 and $637,000 in interest expense related to the Notes for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company had approximately $2.7 million of accrued interest on the notes included in accrued expenses and is in default on the repayment of approximately $5.7 million in principal and the $2.7 million in accrued interest on the 2019 Term Loans.

2022 Term Loan

On May 11, 2022, the Company entered into a Securities Purchase Agreement with investors whereby the Company issued the Purchasers Original Issue Discount Promissory Notes in the aggregate principal amount of $2,222,222, net of an original issue discount of $222,222 for a purchase price of $2,000,000 and warrants to purchase 1,111,112 shares of the Company’s common stock, pursuant to the terms and conditions of the SPA and secured by a Security Agreement as described below. In addition, the Company issued 19,231 commons shares to an investment banker as commission on the sale. The Company received total consideration of $1,692,200 after debt issuance costs of $307,800.

The Notes are due on the earliest to occur of (i) the 12-month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The Warrants are exercisable for a 66 month period (five years and six months) ending November 11, 2027, at an exercise price of $0.80 per share, subject to certain adjustments.

The Company recorded a total debt discount of $1,693,000 including an original issue discount of $222,222, a discount related to issuance costs of $307,800, a discount related to the issuance of common stock of $11,820, and a $1,151,000 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

For the three and nine months ended September 30, 2022, the Company recognized approximately $562,300 and $663,300 related to the amortization of debt discounts and fees and approximately $45,400 and $70,600 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2021.

As of September 30, 2022, the Company has recorded $2,222,222 of outstanding principal, $70,600 of accrued interest and approximately $1,029,000 of unamortized discount and issuance expenses on the 2022 Term Loans.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of September 30, 2022, and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Convertible Notes	$1,300	$1,516
Unamortized discounts and fees	(178)	(530)
	$1,122	$986

Ten convertible notes with outstanding principal of approximately $1.1 million were in default as of September 30, 2022.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

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

Until the Convertible Notes are no longer outstanding, the Convertible Notes are convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the noteholder. The conversion price is the lower of: (i) $10.00 per share of Common Stock and (ii) 70% of the volume weighted average price of the Common Stock on the trading market on which the Common Stock is then listed or quoted for trading for the prior ten (10) trading days (as adjusted for stock splits, stock combinations and similar events); provided, that if the Notes are not prepaid on or before May 5, 2020, then the conversion price shall be the lower of (x) 60% of the conversion price as calculated above or (y) $1.00 (as adjusted for stock splits, stock combinations and similar events). The conversion price of the Convertible Notes shall also be adjusted as a result of subsequent equity sales by the Company, with customary exceptions.

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

On March 19, 2021, the holder of the Convertible Note converted $25,900 of interest into 25,900 shares of common stock.

On July 29, 2021, the holder of the Convertible Note converted $27,500 of interest into 27,500 shares of common stock.

On August 16, 2021, the holder of the Convertible Note converted $25,000 of principal and interest into 25,000 shares of common stock.

On September 13, 2021, the holder of the Convertible Note converted $32,500 of principal and interest into 32,500 shares of common stock.

On October 4, 2021, the holder of the Convertible Note converted $26,250 of principal and interest into 26,250 shares of common stock.

On November 29, 2021, the holder of the Convertible Note converted $31,150 of principal and interest into 31,151 shares of common stock.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

The total note principal and interest converted during the year ended December 31, 2021, was $168,300 and 168,301 common shares issued were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of $386,000. In addition, derivative fair value of $245,000 relating to the portion of the Note converted was settled resulting in gain on extinguishment of approximately $245,000. The net loss on extinguishment was approximately $141,000.

On January 27, 2022, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.78 as a result of issuance of common stock for a convertible note conversion.

For the three and nine months ended September 30, 2022, the Company recognized approximately $21,000 and $66,800 in interest expense related to the note, respectively. The Company recognized approximately $25,000 and $76,000 in interest expense related to the notes for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company had accrued interest on the February 2020 Convertible Note of approximately $168,000.

As of September 30, 2022, the Company remains in default on the repayment of remaining principal of $457,359 and accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

The Note is convertible, in whole or in part, into shares of common stock of the Company at the option of the noteholder at a conversion price of $0.40 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered. The conversion price shall also be adjusted for subsequent equity sales by the Company. Because the share price on the commitment date was in excess of the conversion price, the Company recorded a beneficial conversion feature of $50,000 related to this note that was credited to additional paid in capital and reduced the carrying amount. At the commitment date, the actual intrinsic value of the beneficial conversion feature was approximately $203,000. The discount recorded is being amortized to interest expense over the life of the loan using the straight-line method.

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

On January 27, 2022, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.78 as a result of issuance of common shares for a convertible note conversion.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

For both the three and nine-month periods ended September 30, 2022 and September 31, 2021 the Company recognized approximately $2,700 and $7,900 in interest related to the note.

As of September 30, 2022, the Company remains in default on the repayment of principal of $58,055 and approximately $23,500 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – October 2020

On October 30, 2020, the Company issued to an existing investor in and lender to the Company a 10% original issue discount senior secured convertible promissory note with a principal of $111,111, for a purchase price of $100,000. The note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $1.40 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of then conversion price. The conversion price of the notes is subject to anti-dilution price protection and on March 19, 2021, the conversion price of the notes was adjusted to $1.00 per share as a result of subsequent equity sales by the Company.

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

Additionally, the Company issued the noteholder 79,366 warrants to purchase the Company’s common stock at $1.60 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $1.00 and the Company issued an additional 47,619 warrants to the note holder. The Company recorded approximately $57,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.92 years in calculating the fair value of the warrants.

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

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.98 to $0.78 as a result of a convertible note exercise and the Company issued an additional 35,816 warrants to the note holder.

As of September 30, 2022, 162,800 warrants were outstanding that were issued with the October 2020 convertible note at an exercise price of $0.78.

For the three and nine months ended September 30, 2022, the Company recognized approximately $5,100 and $15,200 in interest expense for the note, respectively. For the three and nine months ended September 30, 2021, the Company recognized approximately $5,000 and $14,800 in interest expense including $0 and $2,600 related to the amortization of debt issuance costs, respectively. For the three and nine-month period ended September 30, 2021, the Company recognized $0 and $79,000 and related to the amortization of debt discount. As of September 30, 2022, the debt discount and issuance costs for the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

As of September 30, 2022, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $34,400.

As of September 30, 2022, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – January 2021

On January 31, 2021, the Company issued to an existing investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal of $52,778, for a purchase price of $47,500, net of original issue discount of $5,278. The Note is convertible into shares of common stock of the Company at the option of the noteholder at a conversion price of $1.40 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price of the notes is subject to anti-dilution price protection and will be adjusted upon subsequent equity sales by the Company.

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

Additionally, the Company issued to the investor 37,699 warrants to purchase the Company’s common stock at an exercise price of $1.60 per share subject to certain adjustments as defined in the agreement. Until the Notes are no longer outstanding, the warrants have full-ratchet protection, are exercisable for a period of five years, and contain customary exercise limitations. On March 19, 2021, the exercise price of the warrants was adjusted to $1.00 and the Company issued an additional 22,619 warrants to the note holder. The Company recorded approximately $27,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of 0.97 years in calculating the fair value of the warrants.

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

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.98 to $0.78, as a result of a convertible note exercise and the Company issued an additional 17,012 warrants to the note holder.

As of September 30, 2022, 77,330 warrants were outstanding that were issued with the January 2021 convertible note at an exercise price of $0.78.

For the three and nine months ended September 30, 2022, the Company recognized approximately $2,400 and $7,200 in interest expense on the note, respectively. For the three and nine-month periods ended September 30, 2021, the Company recognized approximately $2,900 and $5,700 in interest expense including approximately $100 and $700 related to the amortization of debt issuance costs, respectively. For the three and nine-month period ended September 30, 2021, the Company recognized $5,600 and $34,000 related to the amortization of debt discount. As of September 30, 2022, the debt discount and issuance costs on the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

As of September 30, 2022, the Company has outstanding principal of $52,778 on the note and has recorded approximately $13,900 of accrued interest included in accrued expenses on the accompanying balance sheet.

As of September 30, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – April 2021

On April 12, 2021, the Company issued to an accredited investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,667, for a purchase price of $60,000 net of an original discount of $6,667. Additionally, the Company issued to the investor 40,000 five-year warrants to purchase the Company’s common stock at an exercise price of $1.90 per share. The warrants have full ratchet protection.

The note matured on October 12, 2021. Prior to default, interest accrued on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on-the-basis of a 360-day year. On October 12, 2021, the Company defaulted on the note and the interest rate on the note reset to 18% per annum.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $1.50 (as adjusted for stock splits, stock combinations and similar events); provided, that if an event of default has occurred under the Note, then the conversion price shall be 70% of the then conversion price. The conversion price shall also be adjusted upon subsequent equity sales by the Company. The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

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

On June 25, 2021, the exercise price of the warrants was adjusted to $1.50 and the Company issued an additional 10,667 warrants to the note holder. The Company recorded approximately $11,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.92%, volatility of 247.52%, and expected term of 0.96 years in calculating the fair value of the warrants.

On November 4, 2021, the Company issued 7,662 shares of common stock upon a cashless exercise of 12,500 warrants issued with the April 2021 Convertible Note.

On November 30, 2021, the exercise price of the warrants was adjusted to $1.00 based on a note conversion at $1.00 and the Company issued an additional 19,084 warrants to the note holder.

On January 27, 2022, the exercise price of the note and warrants was adjusted from the default conversion price of $1.05 to $0.78 based on a convertible note conversion at $0.78 and the Company issued an additional 16,147 warrants to the note holder.

As of September 30, 2022, 73,398 warrants were outstanding that were issued with the April 2021 convertible note at an exercise price of $0.78.

During the three-months ended September 30, 2022, the Company repaid $25,000 of principal on the note. The Company recorded approximately $19,500 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the three and nine months ended September 30, 2022, the Company recognized approximately $1,800 and $7,800 in interest expense for the notes. For the three and nine-month period ended September 30, 2021, the Company recognized approximately $19,000 and $35,000, respectively related to the amortization of debt discount. For the three and nine-month periods ended September 30, 2021, the Company recognized approximately $1,700 and $3,200 in interest expense, As of September 30, 2022, the debt discounts and issuance costs on the note were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

As of September 30, 2022, the Company has recorded $41,667 of principal and approximately $13,900 of accrued interest for the note on the accompanying balance sheet.

As of September 30, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2021

On June 25, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000, net of an original issue discount of $3,500. Additionally, the Company issued to the investor 40,000 six-year warrants to purchase the Company’s common stock at an exercise price of $1.90 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate exercise price of this Warrant shall remain $76,000 which is a full ratchet price protection provision.

The note matured on June 25, 2022. Interest accrues on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $1.50 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $1.60 per share for more than three consecutive trading days, the holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect.

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

The Company incurred approximately $9,300 in debt issuance costs.

The Company also issued 2,377 shares of common stock as a commission fee to the investment banker. The fair value of the common stock which was approximately $5,040 was recorded as debt issuance expense.

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

On August 11, 2021, the exercise price of the warrants was adjusted to $1.50 and the Company issued an additional 10,667 warrants to the note holder. The Company recorded approximately $25,000 as a deemed dividend upon the repricing based upon the change in fair value of the warrants using a binomial valuation model. The Company used a risk-free rate of 0.81, volatility of 209%, and expected term of 0.57 years in calculating the fair value of the warrants.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

On October 27, 2021, the Company and the institutional investor who holds the convertible promissory note agreed to extend the maturity date of the note by six months to December 25, 2022 for no consideration.

On November 30, 2021, the exercise price of the warrants was adjusted to $1.00 based on a note conversion at $1.00 and the Company issued an additional 25,333 warrants to the note holder.

On January 27, 2022, the holder of the June 25, 2021, convertible note converted $9,500 of principal and $421 of interest at $0.78 per share into 12,721 shares of common stock that were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $28,000 resulting in a loss on debt extinguishment of $18,000. In addition, derivative fair value of $23,000 relating to the portion of the Note converted was settled resulting in a gain on extinguishment of approximately $23,000. The net gain on extinguishment was approximately $5,000. In addition, the conversion price of the warrants issued with the notes were adjusted to $0.78 per share and the Company issued an additional 21,436 warrants to the holder of the note.

As of September 30, 2022, 97,436 warrants were outstanding that were issued with the June 2021 convertible note at an exercise price of $0.78.

For the three and nine months ended September 30, 2022, the Company recognized approximately $10,000 and $29,600 related to the amortization of debt discounts and approximately $3,400 and $10,400 in interest expense related to the note. For the three and nine-month period ended September 30, 2021, the Company recognized approximately $30,810 for the amortization of the debt discount. For both the three and nine-month periods ended September 30, 2021, the Company recognized approximately $3,000 in interest expense.

As of September 30, 2022, the Company has recorded $57,000 of outstanding principal and approximately $15,700 of accrued interest and $9,100 of unamortized discount and issuance expenses.

Convertible Promissory Note – August 11, 2021

On August 11, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the investor its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 40,000 shares of the common stock of the Company for which the Company received consideration of $210,000 net of an original issue discount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 5,000 common shares as a commitment fee.

The note matured on August 11, 2022 and absent an event of default provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $1.50 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any Nine consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. On November 9, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

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

The warrants are initially exercisable for a period of three years at a price of $1.90 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the warrant.

The Company incurred approximately $30,000 in debt issuance costs.

The Company also issued 7,000 shares of common stock to the investment banker as a commission on the note.

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

On November 30, 2021, the exercise price of the warrants was adjusted to $1.00 based on a note conversion at $1.00 and the Company issued an additional 36,000 warrants to the note holder.

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.78 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.78 per share and the Company issued an additional 21,436 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.78 per share.

On May 12, 2022, the Company repaid $135,695 of principal and $64,305 of interest including $54,278 of interest due as a result of early redemption on the note. In addition, the holder of the note extended the maturity date on the note to September 30, 2022, when the outstanding balance of principal and interest of $128,502 is due on the note. The Company recorded a $45,200 gain on debt extinguishment as a result of repayment of the note. On September 30, 2022, the Company defaulted on the outstanding balance of principal and interest on the note.

As of September 30, 2022, 97,436 warrants were outstanding that were issued with the August 11, 2021 convertible note at an exercise price of $0.78.

For the three and nine months ended September 30, 2022, the Company recognized approximately $39,900 and $134,000 related to the amortization of debt discount and approximately $6,800 and $92,000 in interest expense related to the note. Interest expense for the three months ended September 30, 2022, included approximately $67,000 in additional interest accrued due to penalties incurred for early redemption of the note. For the three and nine-month period ended September 30, 2021, the Company recognized approximately $30,810 for the amortization of the debt discount. For both the three and nine-month periods ended September 30, 2021, the Company recognized approximately $3,000 in interest expense.

As of September 30, 2022, the Company has remaining $85,000 of outstanding principal and approximately $43,700 of accrued interest.

Convertible Promissory Note – August 17, 2021

On August 17, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company issued to the investor its Original Issue Discount Secured Convertible Promissory Note in the principal amount of $220,500 and warrants to purchase 40,000 shares of the common stock of the Company for which the Company received consideration of $210,000 net of original discount of $10,500. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 5,000 common shares as a commitment fee.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

The note matures on August 17, 2022 and provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $1.50 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any three consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. The embedded conversion option will be treated as a bifurcated derivative liability.

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Warrants are initially exercisable for a period of Nine years at a price of $1.90 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant.

The Company incurred approximately $30,000 in debt issuance costs. The Company also issued 5,631 shares of common stock to the investment banker as a commission on the note.

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

On October 27, 2021, the Company and the institutional investor who holds the promissory note agreed to extend the maturity date the notes by Nine months to February 17, 2023 for no consideration.

On November 15, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

On November 30, 2021, the exercise price of the warrants was adjusted to $1.00 based on a note conversion at $1.00 and the Company issued an additional 36,000 warrants to the note holder.

On January 27, 2022, the conversion price of the notes was adjusted to the lower of $0.78 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.78 per share and the Company issued an additional 21,436 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.78 per share.

As of September 30, 2022, 97,436 warrants were outstanding that were issued with the August 17, 2021 convertible note at an exercise price of $0.78.

For the three and nine months ended September 30, 2022, the Company recognized approximately $35,400 and $105,000 related to the amortization of debt discount and $12,700 and $37,700 in interest expense related to the note, respectively. For both the three and nine months ended September 30, 2021, the Company recognized approximately $27,200 related to the amortization of debt discount and $2,700 in interest expense related to the note.

As of September 30, 2022, the Company has recorded $220,500 of outstanding principal and approximately $53,100 of accrued interest and $52,800 of unamortized discount and issuance expenses.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Convertible Promissory Note – October 4, 2021

On October 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the Buyer a 10% Convertible Redeemable Note in the principal amount of $131,250 and a six-year warrant to purchase 23,810 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 2,977 common shares as a commitment fee.

The Note is due October 4, 2022. The Note provides for interest at the rate of 10% per annum, payable in seven equal monthly payments beginning on August 15, 2022, through the maturity date. The Note is convertible into shares of common stock at any time following the date of cash payment at the Buyer’s option at a conversion price of $1.50 per share, subject to certain adjustments.

The warrants are exercisable for three-years from October 4, 2021, at an exercise price of $1.90 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

The Company incurred approximately $15,000 in debt issuance costs. The Company also issued 2,173 shares of common stock to the investment banker as a commission on the note.

Due to insufficient authorized shares, the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $564,943 with $487,052 charged to derivative expense and $77,891 recorded as a debt discount.

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

On January 27, 2022, the exercise price of the note was adjusted to $0.78 based on a convertible note conversion at $0.78.

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 2,977 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying balance sheet. In addition, the Company repaid an additional $11,571 of principal and $8,428 of interest on the note. The Company recorded approximately $81,700 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the three months ended September 30, 2022, the Company repaid $19,471 of principal and $476 of interest on the note. The Company recorded approximately $14,800 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

As of September 30, 2022, 23,810 warrants were outstanding that were issued with the October 4, 2021 convertible note at an exercise price of $1.90.

For the three and nine months ended September 30, 2022, the Company recognized approximately $33,100 and $98,200 related to the amortization of debt discount and approximately $500 and $5,700 in interest expense related to the note, respectively. No interest expense or debt discount was recognized for the same period of 2021.

As of September 30, 2022, the Company has recorded $16,708 of outstanding principal and $1,100 of unamortized discount and issuance expenses. No interest on the note was due as of September 30, 2022.

Convertible Promissory Note – October 7, 2021

On October 7, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the investor a 10% Convertible Redeemable Note in the principal amount of $131,250 and a three-year warrant to purchase 23,810 shares of common stock of the Company for which the Company received proceeds of $110,000. In addition, the Company entered into a Registration Rights Agreement with the investor and issued the investor 2,977 common shares as a commitment fee and an additional 2,632 shares as a commission to the broker.

The Note is due October 7, 2022. The Note provides for interest at the rate of 10% per annum, payable at maturity. The Note is convertible into shares of common stock at any time following the date of cash payment at the investor’s option at a conversion price of $1.50 per share, subject to certain adjustments.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

The Warrants are exercisable for six-years from October 7, 2021, at an exercise price of $1.90 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise amount per the warrant agreement is $45,238.

The Company incurred approximately $15,000 in debt issuance costs.

Due to insufficient authorized shares, the embedded conversion option has been bifurcated and reflected as a derivative liability with an initial fair value of $564,184 with $487,667 charged to derivative expense and $76,517 recorded as a debt discount.

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

On January 27, 2022, the exercise price of the note was adjusted to $0.78 based on a convertible note conversion at $0.78.

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 2,977 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying balance sheet. In addition, the Company repaid an additional $11,571 of principal and $8,428 of interest on the note during the three-month period ended September 30, 2022. The Company recorded approximately $82,900 gain on debt extinguishment related to the settlement of the derivative liability as a result of repayment of the note.

For the three months ended September 30, 2022, the Company repaid $19,471 of principal and $476 of interest on the note. The Company recorded approximately $15,200 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

As of September 30, 2022, 23,810 warrants were outstanding that were issued with the October 7, 2021, convertible note at an exercise price of $1.90.

For the three and nine months ended September 30, 2022, the Company recognized approximately $33,100 and $98,200 related to the amortization of debt discounts and approximately $500 and $5,800 in interest expense related to the note. No interest expense or debt discount was recognized for the same period of 2021.

As of September 30, 2022, the Company has recorded $16,708 of outstanding principal and $2,200 of unamortized discount and issuance expenses. No interest on the note was due as of September 30, 2022.

Convertible Promissory Note – March 15, 2022

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which the Company issued the investor a 10% Convertible Note in the principal amount of $250,000 for a purchase price of $200,000 reflecting a $50,000 original issue discount. The Company received total consideration of $180,000 after debt issuance costs of $20,000. In addition, the Company issued 2,500 shares of common stock as a commitment fee to the investor. The Company also issued 10,000 shares to the broker as a commission on the sale.

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

For the three months ended September 30, 2022, the Company repaid $67,176 of principal and $11,396 of interest on the note. The Company recorded approximately $42,600 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the three and nine months ended September 30, 2022, the Company recognized approximately $63,000 and $137,000 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

At September 30, 2022, the Company has recorded $182,800 of outstanding principal $13,600 of accrued interest and $113,000 of unamortized discount and issuance expenses.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes contained an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock potentially issuable exceed the Company’s authorized share limit as of September 30, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

For the nine-month period ended September 30, 2022, in connection with the issuance of the Notes and warrants, on the initial measurement dates, the fair values of the embedded conversion option of approximately $1,422,000 was recorded as derivative liabilities of which $1,314,000 was allocated as a debt discount and $108,000 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a gain from the initial and change in the derivative liabilities fair value of approximately $1,534 for the nine-month period ended September 30, 2022.

During the nine months period ended September 30, 2022, the fair value of the derivative liabilities was estimated at issuance and at September 30, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.0 to 1.07 year
Volatility	147% to 317.47%
Risk-free interest rate	1.28% to 4.25%

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes to reduce the conversion price to $0.78 in January 2022 since all of the embedded conversion options in the convertible notes were treated as derivatives.

Note 5 - Licensing Agreements

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of September 30, 2022, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Note 6 - Related Party Transactions

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

The Company had a Master Services Agreement with Autotelic Inc., a related party that was partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The Master Services Agreement terminated in 2018 with an unpaid balance for previous years services performed of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at September 30, 2022, and December 31, 2021.

In addition, as of September 30, 2022, and December 31, 2021, the Company owed various officers and directors approximately $1,000 and $42,000, respectively for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). As of December 31, 2021 and September 30, 2022, no shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A Preferred and Series B Preferred and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of September 30, 2022, the Company had not filed the certificate of elimination. Each subsequent designated series of preferred stock has liquidation preference over the previous series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 666.67 votes per share, and is convertible into shares of common stock at a conversion price of $150.00 per share.

As of September 30, 2022, and December 31, 2021, 100 shares of Series C Preferred were outstanding.

Series D Preferred

Each share of Series D Preferred has a stated value of $5,000 per share, has a liquidation preference of $300 per share, has voting rights of 1,250 votes per share and is convertible into shares of common stock at a conversion price of $80.00 per share. The Series D Preferred has a 5% stated dividend rate when, and if declared by the Board of Directors, is not redeemable and has voting rights on an as-converted basis.

As of September 30, 2022, and December 31, 2021, 40 shares of Series D Preferred were outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Series E Convertible Preferred Stock and Warrants

The Series E Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the option of the holder and anti-dilution rights. Series E Preferred stock is convertible into shares of common stock at $10.00. Anti-dilution price protection on Series E Preferred stock expired on February 10, 2020. Warrants issued with Series E Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

On March 19, 2021, the exercise price of the Series E warrants was adjusted from $10.00 to $1.00 per share upon the conversion of $25,900 debt for 25,900 shares common stock. The Company recorded approximately $390,000 as a deemed dividend based upon the change in fair value of the Series E Preferred stock warrants using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and expected term of .41 to .43 years in calculating the fair value of the warrants.

As of May 17, 2021, the three-year anniversary of the closing of the Series E Preferred stock offering, all outstanding Series E Preferred stock were convertible by the Company into common stock.

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 5,051 shares of common stock. In addition, the Company issued 2,679 shares of common stock to the investor for a cashless exercise of 3,750 warrants.

On July 30, 2021, an investor converted 50 shares of Series E Preferred stock with a state value of $250,000 into 25,000 shares of common stock.

On October 4, 2021, the Company issued 12,777 shares of common stock upon the conversion of 20 shares Series E Preferred stock including accrued dividends of $27,770.

On October 5, 2021, the Company issued 19,271 shares of common stock upon the conversion of 30 shares of Series E Preferred stock including accrued dividends of $42,707.

On October 8, 2021, the Company issued 2,571 shares of common stock upon the conversion of 4 shares of Series E Preferred stock including accrued dividends of $5,707.

On October 12, 2021, the Company issued 3,216 shares of common stock upon the conversion of 5 shares of Series E Preferred stock including accrued dividends of $7,156.

On November 23, 2021, the Company issued 9,665 shares of common stock upon the conversion of 15 shares of Series E Preferred stock including accrued dividends of $21,649.

On January 27, 2022, the exercise price of the Series E warrants was adjusted to $0.78 per share as a result of a convertible note exercise at $0.78 per share.

On May 17, 2022, the Company effected the conversion of 3,059 shares of Series E Preferred stock and accrued dividends of approximately $5.1 million into 2,035,306 shares of unregistered common stock at a conversion price of $10.00 per share in accordance with the conversion provisions of the certificate of designation.

As of September 30, 2022, the Company had a total of 1,453,028 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023 and have an exercise price of $0.78.

The Company had accrued dividends on the Series E Preferred stock of approximately $453,000 and $5.0 million, as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, and December 31, 2021, there were 267 and 3,326 Series E shares outstanding, respectively.

Series F Convertible Preferred Shares and Warrants

The Series F Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the holders option and anti-dilution rights. Series F Preferred stock is convertible into shares of common stock at $10.00. Anti-dilution price protection on Series F Preferred stock expired on February 10, 2020. Warrants issued with Series F Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

On March 19, 2021, the exercise price of the Series F warrants was adjusted from $10.00 to $1.00 upon the conversion of $25,900 of debt for 25,900 shares of common stock. The Company recorded approximately $31,000 as a deemed dividend based upon the change in fair value of the Series F Preferred stock using a binomial valuation model. The Company used a risk-free rate of 0.16%, volatility of 262.27%, and an expected term of .46 to .53 years in calculating the fair value of the warrants.

On October 15, 2021, the Company issued 1,853 shares of common stock upon the conversion of 3 shares of Series F Preferred stock and including total accrued dividends of $3,521.

As of November 9, 2021, three-year anniversary of the closing of the Series F Preferred stock offering, all outstanding Series F Preferred stock and accrued dividends became convertible by the Company into common stock upon written notification being provided by the Company to stockholders.

On January 27, 2022, the exercise price of the Series F warrants was adjusted to $0.78 per share as a result of a convertible note exercise at $0.78 per share.

On May 17, 2022, the Company effected the conversion of 358 shares of Series F Preferred stock and accrued dividends of approximately $541,000 into 233,127 shares of unregistered common stock at a conversion rate of $10.00 per share in accordance with the conversion provisions of the certificate of designation.

As of September 30, 2022, the Company had a total of 154,425 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series F Preferred stock of approximately $448,000, as of December 31, 2021. No dividends were accrued as of September 30, 2022.

At September 30, 2022 and December 31, 2021, there were zero shares and 358 Series F Preferred shares outstanding, respectively.

Series G Convertible Preferred Shares

The Series G Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series G Preferred has voting rights, dividend rights, liquidation preferences, conversion rights and anti-dilution rights. Series G Preferred stock is convertible into shares of common stock at $10.00.

As of September 30, 2022, no Series G Preferred Stock has been issued by the Company.

Common Stock

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 5,051 shares of common stock.

On June 8, 2021, the Company issued 2,679 shares of common stock to the investor for a cashless exercise of 3,750 warrants.

On July 30, 2021, and investor converted 50 shares of Series E Preferred stock with a stated value of $250,000 into 25,000 shares of common stock.

On August 11, 2021, the Company issued 5,000 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $56,464.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

On August 18, 2021, the Company issued 5,000 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $62,220.

On September 22, 2021, the Company issued 15,008 shares of common stock to an investment banker for commissions due under a banking agreement. The shares were recorded at their relative fair value of approximately $39,290.

On October 4, 2021, the Company issued 12,777 shares of common stock upon the conversion of 20 shares Series E Preferred stock including accrued dividends of $27,770.

On October 4, 2021, the Company issued 2,977 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $10,859.

On October 5, 2021, the Company issued 19,271 shares of common stock upon the conversion of 30 shares of Series E Preferred stock including accrued dividends of $42,707.

On October 8, 2021, the Company issued 2,571 shares of common stock upon the conversion of 4 shares of Series E Preferred stock including accrued dividends of $5,707.

On October 8, 2021, the Company issued 2,977 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $12,233.

On October 12, 2021, the Company issued 3,216 shares of common stock upon the conversion of 5 shares of Series E Preferred stock including accrued dividends of $7,156.

On October 15, 2021, the Company issued 1,853 shares of common stock upon the conversion of 3 shares of Series F Preferred stock including accrued dividends of $3,521.

On November 4, 2021, the Company issued 7,662 shares of common stock upon a cashless exercise of 250,000 warrants issued with the April 2021 Convertible Note.

On November 23, 2021, the Company issued 9,665 shares of common stock upon the conversion of 15 shares of Series E Preferred stock including accrued dividends of $21,649.

On December 6, 2021, the Company issued 4,805 shares of common stock to an investment banker for commissions due under a banking agreement. The shares were recorded at their relative fair value of approximately $18,745.

During the twelve-month period ending December 31, 2021, the company issued 168,301 million common shares upon the conversion of $98,141 principal and $70,160 of accrued interest on the February 2020 convertible note. The common shares issued upon conversions of the note for the period ended December 31, 2021 were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of approximately $386,000.

On January 27, 2022, the Company issued 12,721 shares of common stock upon the conversion of $9,500 principal and $422 of interest on the June 2021 convertible note that were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $28,000 resulting in a loss on debt extinguishment of $18,000. In addition, derivative fair value of $23,000 relating to the portion of the Note converted was settled resulting in a gain on extinguishment of approximately $23,000. The net gain on extinguishment was approximately $5,000.

On March 15, 2022, the Company issued 2,500 shares of common stock to a convertible note investor as a commitment fee which was valued at its relative fair value of $3,596.

On March 15, 2022, the Company issued 10,000 shares of common stock to an investment banker for commissions due under a banking agreement for issuance of a convertible note. The shares were recorded at their fair value of approximately $14,384.

On May 11, 2022, the Company issued 19,231 shares of common stock to an investment banker for commissions due under a banking agreement for issuance of a convertible note. The shares were recorded at a fair value of approximately $11,820.

On May 17, 2022, the Company effected the conversion of 3,059 shares of Series E Preferred stock and accrued dividends of approximately $5.1 million into 2,035,306 shares of unregistered common stock at a conversion price of $10.00 per share.

On May 17, 2022, the Company effected the conversion of 358 shares of Series F Preferred stock and accrued dividends of approximately $541,000 into 233,127 shares of unregistered common stock at a conversion rate price $10.00 per share in accordance with the conversion provisions in the certificate of designation.

Treasury Stock

On May 12, 2022, the Company repurchased 5,954 shares of common stock issued to the holders of outstanding notes as an original commitment fee on the notes for $2,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

Warrants

As of September 30, 2022, there were 5,192,652 common stock warrants outstanding, with a weighted average exercise price of $0.88 per share, with annual expirations as follows:

	Shares	2023	2024	2025	2026	2027
Series E Preferred Stock	1,520,280	1,520,280	-	-	-	-
Series F Preferred Stock	154,425	154,425	-	-	-	-
Bridge Loan	1,111,112	-	-	-	-	1,111,112
Convertible Notes (CVN)	2,389,394	-	145,056	36,777,552	345,600	-
Other	17,441	13	1,179	3,201	-	-
Total Warrants	5,192,652	1,674,718	3,236,550	1,899,917	345,600	1,111,112

Shares
Warrants as of December 31, 2021	3,731,263
Issued as a result of price adjustments on convertible notes	133,284
Variable quantity of warrants related to the February 2020 note	216,993
Warrants issued with 2022 Bridge Note	1,111,112
Warrants as of September 30, 2022	5,192,652

Warrants outstanding as of September 30, 2022, included 5,127,591 price adjustable warrants.

The intrinsic value of 5,192,652 warrants as of September 30, 2022, was approximately $2.5 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock potentially issuable upon conversion of the promissory notes are therefore, indeterminate. Due to the fact that the number of shares of common stock potentially issuable exceed the Company’s authorized share limit as of September 30, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the convertible notes were recorded as derivative liabilities. On September 30, 2022, the Company evaluated all outstanding warrants and due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce the conversion price to $0.78 in January 2022 since all of the embedded conversion options in the warrants were treated as derivatives.

NOTE 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the nine-month period ended September 30, 2022:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	19,203	$19.40
Options expired / forfeited	(203)	34.00
Outstanding, September 30, 2022	19,000	19.60
Exercisable, September 30, 2022	19,000	$19.60

No stock options were granted during the nine-month period ended September 30, 2022.

The following table summarizes additional information on the Company’s stock options outstanding at September 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
19.60	19,000	0.59	$19.60	19,000	$19.60
Totals	19,000	0.59	$19.60	19,000	$19.60

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

As of September 30, 2022, the Company had no unrecognized compensation expense related to unvested stock options. No stock based compensation expenses was recognized for the three or nine-month periods ended September 30, 2022 or 2021.

As of September 30, 2022, the intrinsic value of options outstanding or exercisable was zero there were no options outstanding with an exercise price less than the closing market price of our common stock at that date.

NOTE 9 - Commitments and Contingencies

Litigation

Because of the nature of the Company’s business, it is subject to claims and/or threatened legal actions, which arise out of the normal course of business. As of the date of this filing, the Company is not aware of any pending lawsuits against it, its officers or directors.

Leases

The Company does not own or lease any real property or facilities that are material to its current business operations. If the Company continues its business operations, the Company may seek to lease facilities to support its operational and administrative needs.

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

The license agreement terminates upon the last expiration of the patents licensed by the Company, which is presently 2038 subject to any potential extensions and renewals of any of such patents. If the Company fails to have its common stock listed on Nasdaq or the NYSE (an “Uplisting Event”) within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the Company’s commercial license and rights for using Melior II’s data shall terminate. Additionally, if the Company has completed the necessary steps to effect an Uplisting Event, the Company will have the option to purchase all rights held by Melior II on the MLR-1019 licensed products in consideration for 10% of the outstanding shares of the Company’s common stock (immediately post Uplisting Event) and 2.5% royalty of future gross product sales.

As of September 30, 2022, no performance milestones had been met under the agreement.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022

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

Under the original terms of the agreement if the Company failed to raise $4.0 million dollars within 120 days of the Effective Date of the agreement then the License would immediately terminate unless, by 120 Days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 Days would be provided to allow for the completion of the raise.

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

On July 20, 2022, the Company entered into an addendum to the License Agreement for MLR-1023 with Melior I pursuant to which Melior I extended the license to February 1, 2023, in exchange for a $136,921 licensing payment. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the addendum and the License Agreement.

As of September 30, 2022, no performance milestones have been met under the agreement.

NOTE 10 – Subsequent Events

Convertible Note Default(s)

On October 4, 2022, the Company defaulted on the final payment on the October 4, 2021, convertible note. As a result of the default, the interest rate on the note reset to 16%.

On October 7, 2022, the Company defaulted on the final payment on the October 7, 2021, convertible note. As a result of the default, the interest rate on the note reset to 16%.

On October 15, 2022, the Company defaulted on the March 15, 2022 note. As a result of the default the interest rate on the note reset to 18% calculated based on a 360-day year.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

●	our ability to attract and retain qualified officers, directors, employees and consultants as necessary;

●	the inability to comply with or obtain waivers or extensions under our current license agreements which expire on February 1, 2023, in which case we may be forced to suspend or terminate certain of our research and development programs;

●	the cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all; and

●	failure to meet our financial obligations under outstanding loans and other financing documents.

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

Corporate Overview

Nature of Business

We are an emerging specialty biotech company that, to the extent that resources and opportunities become available, is focused on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes.

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

To the extent that resources have been available, we have continued to work with our advisors in an effort to restructure our Company and to identify potential strategic transactions, including the licensing transactions transaction described above to enhance the value of the Company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the near future, it is likely that the Company will discontinue all operations or seek bankruptcy protection.

Appointment of Company Executives

On September 8, 2022, the Board of Directors appointed Zahed Subhan as the Company’s Chief Executive Officer and Chairman of the Board and Andrew Kucharchuk as the Company’s Chief Operating Officer, effective September 30, 2022.

On November 3, 2022, Trond Waerness resigned as member of the Board of Directors. Mr. Waerness withdrew his resignation on November 3, 2022, and the Board of Directors is expected to re-appoint him as a director

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Operating Expenses

Our operating expenses for the three months ended September 30, 2022, and 2021 are summarized as follows:

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/ (Decrease)
General and administrative expenses	548	232	316
Total operating expenses	$548	$232	$316

General and Administrative

General and administrative expense increased by approximately $316,000 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to a $137,000 licensing payment to Melior I for MLR-1023, an increase in compensation cost of $82,000 related to the hiring a Chief Scientific Officer, a $45,000 increase in fees paid for director and officer insurance and a $52,000 increase in other public company fees including legal expenses, audit fees and investor relations consulting.

Other Expense

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/ (Decrease)
Interest expense	$(317)	$(261)	$56
Gain/(loss) on extinguishment of debt	92	(177)	(269)
Initial and change in derivative liability	(254)	(2,968)	(2,714)
Amortization of debt discount	(777)	(101)	676
Total other income (expense)	$(1,256)	$(3,507)	$(2,251)

Interest expense for the three months ended September 30, 2022, increased by $56,000 compared to the three months ended September 30, 2021, primarily due to an increase in interest expense related to our outstanding convertible notes. The derivative liability for the quarter ended September 30, 2022, decreased by $2.7 million as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of September 30, 2022. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $676,000 for the amortization of debt discounts was due an increase in our convertible notes outstanding.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Operating Expenses

Our operating expenses for the nine months ended September 30, 2022, and 2021 are summarized as follows:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/ (Decrease)
Sales and marketing	$-	$17	$(17)
General and administrative expenses	1,257	454	803
Total operating expenses	$1,257	$471	$786

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2021, were primarily related to storage and destruction costs incurred for Prestalia® inventory. No sales and marketing expenses were incurred for the nine months ended September 30, 2022.

General and Administrative

General and administrative expense increased by approximately $803,000 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to a $137,000 licensing payment to Melior I for MLR-1023, an increase in compensation cost of $82,000 related to the hiring a Chief Scientific Officer, a $161,000 increase in fees paid for director and officer insurance and a $423,000 increase in other public company fees including legal expenses, audit fees, investor relations services and financial consulting.

Other Expense

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/ (Decrease)
Interest expense	$(989)	$(749)	$240
Gain on extinguishment of debt	307	(177)	(484)
Initial and change in derivative liability	1,425	(3,055)	(4,480)
Amortization of debt discount	(1,265)	(230)	1,035
Total other income (expense)	$(522)	$(4,211)	$(3,689)

Interest expense for the nine months ended September 30, 2022 increased by $240,000 compared to the nine months ended September 30, 2021 primarily due to an increase in our outstanding convertible notes. The derivative liability for the quarter ended September 30, 2022, decreased by $4.5 million as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of September 30, 2022 offset by an increase in the initial valuation of a derivative liability expense from the issuance of convertible notes for the period. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $1.0 million for the amortization of debt discounts was due an increase in our convertible notes outstanding including the 2022 Bridge loan..

Liquidity & Capital Resources

Working Capital

(in thousands)	September 30, 2022	December 31, 2021
Current assets	$256	$196
Current liabilities	(22,063)	(25,302)
Working capital deficit	$(21,807)	$(25,106)

Negative working capital as of September 30, 2022, was approximately $21.8 million as compared to negative working capital of approximately $25.1 million as of December 31, 2021. The increase in working capital is primarily related to an decrease in current liabilities of approximately $3.2 million including approximately $5.0 million in accrued dividends as a result of the conversion Series E and Series F Preferred Stock during the period, offset by an increase of $893,000 of accrued expenses including accrued interest for our promissory notes payable, an increase in our promissory notes payable of $1.3 million net of discounts and a decrease of $437,000 for a derivative liability related to our outstanding convertible notes and warrants.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1.3 million during the nine months ended September 30, 2022. This was primarily due to our net operating loss of approximately $1.8 million, partially offset by a $1.4 million gain related to a decrease in the fair value of our outstanding derivative liability for our convertible notes and warrants, non-cash interest expense related to term loan and outstanding convertible notes of $989,000, non-cash amortization of debt discount of $1.3 million.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2022, or September 30, 2021.

Net cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, and 2021 was approximately $1.3 million and $519,000, respectively. Net cash provided by financing activities for the nine-months ended September 30, 2022, included approximately $1.9 million from the sale of promissory notes and warrants, net of issuance costs to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $551,000 and $2,000 for the repurchase of common stock outstanding.

Net cash provided by financing activities for the nine months ended September 30, 2021, of $519,000 was from the issuance of convertible notes to certain accredited investors, net of issuance costs

While we recently raised $1.7 million, net of issuance costs as described in the next paragraph, we will need to raise additional operating capital within the several months to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Financing

In May 2022, we closed a private placement offering of $2,222,222 of notes and 1,111,112 warrants and received approximately $1.7 million in net proceeds. The notes come due upon the earliest to occur of (i) the 12 month anniversary of the original issuance date of the notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default, in which case the amount payable could be increased to 125% of the outstanding balance if our common stock is not listed on a national securities exchange at the time of such event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a 125% of the outstanding principal, accrued interest and other amounts owing thereon. The notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest. The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended September 30, 2022, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the period ended September 30, 2022.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2022, was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives, and lack of monitoring controls as the Company does not have any full-time financial or accounting employees and a single individual serves asboth the principal financial officer and the principal accounting officer;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Lack of a separate Audit Committee of the Board of Directors; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005	8-K	7/20/05	3.1
3.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008	8-K	6/10/08	3.1
3.1(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010	8-K	7/21/10	3.1
3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011	8-K	7/14/11	3.1
3.1(d)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011	8-K	12/22/11	3.1
3.1(e)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017	8-K	8/1/17	3.1
3.1(f)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018	8-K	10/4/18	3.1
3.1(g)	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007	8-K	1/19/07	3.1
3.1(h)	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008	8-K	6/10/08	3.2
3.1(i)	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011	8-K	12/22/11	3.2
3.1(j)	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock	8-K	3/7/14	3.1
3.1(k)	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock	8-K	8/5/15	3.1

3.1(l)	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant	8-K	4/16/18	3.1
3.1(m)	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant	8-K	7/11/18	3.1
3.1 (n)	Certificate of Amendment to the Certificate of Incorporation	8-K	10/6/2022	3.1
3.2	Amended and Restated Bylaws of the Registrant dated August 21, 2012	10-K	10/10/12	3.7
4.1	Form of Convertible Redeemable Promissory Note issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	4.21
10.1	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022	10-K	4/15/22	10.12
10.1(a)	Second Addendum to the License Agreement	8-K	8/4/2022	10.1
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022	10-K	4/15/22	10.16
10.3	Code of Business Conduct and Ethics	10-K/A	4/29/22	10.18
10.4	Form of Securities Purchase Agreement dated May 11, 2022*	10-Q	5/16/22	10.3
10.5	Form of Senior Secured Original Issue Discount Promissory Note dated May 11, 2022	10-Q	5/16/22	10.4
10.6	Form of Warrant dated May 11, 2022	10-Q	5/16/22	10.5
10.7	Form of Security Agreement dated May 11, 2022*	10-Q	5/16/22	10.6
10.8	Employment Agreement dated June 29, 2022 between Adhera Therapeutics, Inc. and Zahed Subhan+	10-Q	08/15/2022	10.8
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

***	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

ADHERA THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Zahed Subhan
Zahed Subhan
CEO (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Operating Officer (Principal Accounting and Financial Officer)

