Form 10-K
period 2022-12-31
Adhera Therapeutics, Inc.
filed 2023-03-31
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (919) 518-3748

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
None	NA	NA

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $3.1 million as computed by reference to the closing price of such common stock on the OTC Markets on such date.

The registrant had 3,178,738 shares of common stock, par value $0.006 per share, outstanding as of March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant for its 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

ADHERA THERAPEUTICS, INC.

2022 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Overview

We are an emerging specialty biotech company with a focus on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes. Companies operating in the drug development and biotech sectors typically in-license early-stage inventions or pre-clinical (stage) compounds from universities and other companies and apply their own drug discovery and development expertise and resources to further these drug candidates towards regulatory approval by the Food and Drug Administration (FDA), and potentially other regulatory bodies overseas. The ultimate objectives are to secure regulatory authorizations in the USA and territories internationally, and to generate revenues from marketing activities. Drug candidates may also be licensed (out) to pharmaceutical companies prior to obtaining final regulatory approvals and marketing authorizations for valuable consideration, including upfront payments, milestone payments and royalties.

We utilize a “virtual” drug development model, also prevalent in this industry sector. In this model, Contract Research Organizations (CROs) are typically employed to undertake certain drug discovery and development services on the Company’s behalf and under the Company’s direct supervision.

A unique feature of Adhera’s accelerated drug development strategy is to identify candidates that have previously been developed for other indications (uses), but where development was discontinued due to lack of efficacy (vs. safety) in these initial indications. The Company secures regulatory approval to commence Phase 2 clinical trials without the need to embark on costly drug discovery or Phase 1 clinical studies. The Company’s most advanced development programs are MLR-1019, a small molecule drug candidate being developed for Parkinson’s disease and MLR-1023 being developed to treat Type 1 diabetes. Both drugs are “clinical-stage,” i.e., are ready to proceed to Phase 2 clinical trials and to Phase 3 clinical trials within 24 months. Both drugs have been shown to be safe and well tolerated in previous clinical trials (in other indications) or following long-term exposure in large numbers of patients.

MLR-1019 in Parkinson’s Disease and L-DOPA-Induced Dyskinesia

PD is a chronic neurodegenerative multi-system disorder. Its defining clinical manifestations are motor disturbances, specifically tremor, rigidity, bradykinesia, and postural instability, which are caused by the loss of dopaminergic neurons in the brain. The most effective current treatment for PD is dopamine replacement with the dopamine precursor levodopa (L-DOPA). However, long-term L-DOPA therapy is commonly associated with motor complications that include response fluctuations and involuntary movements called L-DOPA-induced dyskinesias (LID).

L-DOPA remains the most common, effective treatment to improve motor symptoms in PD. L-DOPA is initially well-tolerated for many patients and provides substantial improvement in motor function for Parkinson’s patients. However, the long-term use of L-DOPA in patients with PD is often associated with abnormal involuntary movements such as dystonia, chorea and athetosis (collectively referred to as dyskinesias). These L-DOPA-induced dyskinesias, referred to as PD-LID, can be as debilitating as the parkinsonian symptoms (lack of movement or akinesia) experienced by patients suffering from PD. Indeed, PD-LID can often limit the dose of L-DOPA that can be safely administered to patients. To the extent that any improvement of the occurrence of PD-LID is observed, it is largely due to an evolving practice of limiting L-DOPA administration and the drug-induced side-effects while potentially compromising direct therapeutic activity.

The pathogenesis of PD-LID remains enigmatic, but it has been shown that sudden changes in dopaminergic stimulation produced by pulsatile L-DOPA treatment plays a role. Because L-DOPA has a relatively short half-life (50 minutes), multiple doses must be administered during a day. Peak dose dyskinesias are the most common dyskinesia, occurring during peaks of L-DOPA-induced dopamine levels in the brain, a time during which the patient experiences the otherwise beneficial effect of L-DOPA in terms of treating the parkinsonian symptoms. Altering the dose and/or timing of L- DOPA can initially alleviate these dyskinesias, but once PD-LID is present, it becomes more difficult to control the clinical response to L-DOPA.

The intermittent dosing schedule undertaken with L-DOPA leads to pulsatile stimulation of post- synaptic receptors. It has been suggested that this stimulation leads to downstream changes in proteins and genes, ultimately producing dyskinesias by permanently altering striatal dopaminergic homeostasis. As support for this theory, changes in levels of the neurotransmitters serotonin and norepinephrine occur, which may be an attempt to counteract the dysregulation in dopamine levels.

Any current option for addressing PD-LID is associated with compromises in patient benefit. Current strategies include preventing the onset of PD-LID by delaying the start of treatment with L-DOPA, or by initially treating with dopamine agonists instead of L-DOPA. Ropinirole and pramipexole are two dopamine agonist drugs that have been shown to help reduce the occurrence of PD-LID but, to date this strategy has been largely unsuccessful. Although the dyskinesias may be reduced, this is achieved at the expense of inadequately treating the parkinsonian symptoms.

There are few current strategies available for treating PD-LID once they have occurred. Amantadine, an N-methyl-D-aspartate (NMDA) receptor antagonist, was originally introduced as an antiviral compound to treat influenza and was found to ameliorate parkinsonian symptoms in a patient with PD. Since that original finding, many clinical trials have been conducted investigating the efficacy of amantadine alone and in combination with L-DOPA for treating the symptoms of PD. These clinical trials have shown amantadine to have anti-dyskinetic effects and reduce the severity of PD-LID when given in combination with L-DOPA. However, side effects of amantadine are numerous and significantly limit its use as a practical therapy. These side effects include anxiety, increased impulse control disorders, insomnia, nightmares, blotchy skin, and anti-cholinergic effects. Catechol-O-methyl transferase (COMT) inhibitors can be used to increase the half-life of L-DOPA by slowing the metabolism of L-DOPA, thereby reducing PD-LID between doses. There are currently two COMT inhibitors on the market, entacapone (Comtan®) and tolcapone (Tasmar®). A third medication, Stalevo®, is a combination of carbidopa, levodopa and entacapone and has proved beneficial for patients with advanced PD and PD-LID symptoms. Tolcapone has been associated with hepatic abnormalities and the FDA is evaluating clinical trial data suggesting that patients taking Stalevo® for PD may be at an increased risk of prostate cancer. The anti-psychotic medication clozapine has been assessed for the treatment of drug-induced psychosis often seen in patients with PD. Some studies have investigated the effectiveness of clozapine in decreasing the dyskinesia’s seen in patients with PD-LID. Although clozapine may show some beneficial effects on dyskinesia and psychosis in PD, patient compliance is poor due to the requirement for a weekly blood draw to monitor for the potential of drug-induced agranulocytosis.

At least two invasive procedures have been assessed for treating PD-LID, intra-duodenal infusion of L-DOPA in a specially formulated suspension (Duodopa®) and deep brain stimulation (DBS). However, the surgical procedures and post-surgical monitoring required for these interventions limit their acceptance. Duodopa® provides L-DOPA delivery directly to the duodenum. The continuous infusion of L-DOPA may prevent the pulsatile stimulation and therefore reduce PD-LID. DBS of the globus pallidus interna (GPi) or the subthalamic nucleus (STN) with implanted electrodes can reduce the severity and duration of PD-LID. Patients receiving this treatment experience significant improvement in PD-LID symptoms, possibly from the reduction in the need for L-DOPA treatments.

As successful as this surgery is for treating PD-LID symptoms, not all PD-LID patients can benefit from this procedure. Patients suffering from dementia or other impairments may not qualify to receive treatment in this manner. The fact that procedures that are as invasive as DBS and the administration of Duodopa® are considered a core part of the armamentarium towards PD-LID is a testimony to the debilitating nature of PD-LID and the significant unmet medical need that exists for well-tolerated oral therapeutics to treat this condition.

Rationale for the use of MLR-1019 as a treatment for PD-LID

The Company is developing MLR-1019, a highly selective dopamine re-uptake inhibitor, for treating PD-LID. As mentioned previously, dopamine-promoting agents may be effective in treating the dyskinesias associated with chronic L-DOPA treatment in PD patients. MLR-1019 prolongs dopamine activity by blocking dopamine re-uptake through the dopamine transporter (DAT) and in this way MLR-1019 maintains dopamine levels between L-DOPA doses and also stabilizes high flux synaptic dopamine associated with the pulsatile delivery of L-DOPA. Thus, MLR-1019 maintains dopamine “tone” by stabilizing dopamine levels and activity, and thereby dopamine receptor levels and activity, effectively maintaining dopamine homeostasis and reducing dyskinesias (see Figure 1). The remarkable attribute of MLR-1019 is that, it is the only DAT inhibitor that has no pharmacologically relevant activity for the inhibition of other catecholamine transporters (norepinephrine transporter [NET] or serotonin transporter [SERT]), which may be a critical feature for the purpose of PD-LID therapy.

Figure 1: Mechanism of action for MLR-1019

The Importance of selective DAT inhibition

MLR-1019 is the most highly selective dopamine reuptake transporter (DAT) inhibitor that has been described in the scientific literature. It exhibits high selectivity for DAT versus the norepinephrine reuptake transporter (NET) (176-fold; 10-fold higher selectivity that the next most selective DAT inhibitor described) and 1,200- fold selectivity for DAT versus the serotonin reuptake transporter (SERT) (20-fold greater than the next most selective DAT inhibitor. In fact, the ki values for NET and SERT binding by MLR-1019 are high enough that there should effectively be no amount of NET or SERT inhibition by MLR-1019 at the doses typically administered in vivo. In this respect MLR-1019 is the only DAT inhibitor that does not possess physiologically relevant levels of NET or SERT inhibition.

A growing body of literature indicates that inhibition of other catecholamine transporters, especially NET, exacerbate or even induce dyskinesias. In this way, all DAT inhibitors, other than MLR-1019, presumably have opposing effects towards therapeutic effect on PD-LID; on the one hand providing benefit vis-à-vis DAT inhibition and mitigating dopamine flux as discussed above, but on the other hand exacerbating dyskinesias vis-à-vis NET and possibly SERT inhibition. This recently developed understanding for the role of NET and SERT towards dyskinesia can explain the disappointing results that have been observed with a number of DAT inhibitors evaluated in PD clinical trials. These results also strongly predict that MLR-1019 will be differentiated from all other DAT inhibitors in the context of PD therapy.

Patent protection

MLR-1019 is protected by a total of 21 issued patents, 2 allowed patent applications, and 4 pending patent applications in the following territories: United States, Australia, Brazil, Canada, China, Eurasia, Europe, France, Germany, Great Britain, Ireland, Luxemburg, Monaco, Switzerland, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, and South Korea. Patent expiry is 2034.

Accelerated development pathway for MLR-1019

MLR-1019 is the active moiety of mesocarb, a product that was marketed in Russian and Eastern Europe for indications unrelated to PD for 37 years. The drug has strong safety and tolerability profiles following use in >1 million patients across a wide dosing range. In pre-clinical studies, MLR-1019 demonstrates robust attenuation of L-DOPA induced dyskinesia (PD-LID) and potentiates the anti-Parkinsonian activity of L-DOPA. In addition, MLR-1019 stabilizes the disrupted sleep/wake cycles commonly associated with PD.

Manufacturing of MLR-1019 is underway in preparation for a Phase 2 multi-center clinical trial in 60 PD patients with L-DOPA induced dyskinesias, with the potential to initiate a Phase 3 clinical trial within 24 months.

MLR-1023 in diabetes

MLR-1023 was originally developed by Pfizer and previously in clinical development for the treatment of gastric ulcers in the 1970s. Pfizer discontinued development of the drug, due to lack of efficacy (vs safety issues) for the primary indication (healing of gastric ulcers) in a phase 2 clinical trial.

The Company is developing MLR-1023 (tolimidone) for the treatment of Type 1 diabetes with additional potential indications for nonalcoholic steatohepatitis (NASH), and the prevention of pulmonary edema.

Type 1 and type 2 diabetes both occur when the body cannot properly store and use glucose, which is essential for energy. This glucose then collects in the blood and does not reach the cells that need it, leading to serious complications. Type 1 and Type 2 diabetes are similar insofar as both share (similar) symptoms, including excessive thirst, increased urination, increased infections, fatigue, weight loss, and blurred vision. However, there are often differences in how rapidly symptoms first appear. Type 1 diabetes (T1D) usually appears first in children and adolescents, but it can also occur in adults. In T1D, the immune system attacks pancreatic beta cells so that they can no longer produce insulin. Around 5-10% of people with diabetes have Type 1. T1D seems to have a genetic component and can be diagnosed early in life but also in adulthood. Its causes are not fully known, and there is currently no cure. People with T1D are dependent on injected or pumped insulin to survive.

Type 2 diabetes is more likely to appear as people age, but children may still develop it. In this type, the pancreas produces insulin, but the body cannot use it effectively. Lifestyle factors appear to play a role in its development. The majority of people with diabetes have Type 2, although some 1.7 million people are living with Type 1.

Initially evaluated for the treatment of Type 2 diabetes, MLR-1023 is pharmacologically and structurally different from metformin and sulfonylureas, drugs routinely used in clinical practice for the management of Type 2 diabetes and lowers blood glucose through a unique mechanism of action as a potent and selective inhibitor of lyn kinase (Lyn). Lyn is a member of the Src family of protein tyrosine kinases, which is mainly expressed in hematopoietic cells, in neural tissues liver, and adipose tissue. MLR-1023 also demonstrates glycemic control via insulin sensitization in animal models of Type 2 diabetes. MLR-1023 does not affect PPARα, β, or γ-mediated transactivation, GLP-1-mediated insulin release, or DDP-IV activity. In studies conducted in in vivo models of Type 2 diabetes, MLR-1023 decreased blood glucose levels in mouse and rat oral glucose tolerance tests, in db/db mice and Zucker rats. Blood glucose lowering was produced with both acute and chronic dosing regimens. In addition, MLR-1023 produced efficacy with acute oral administration. In combination studies, MLR-1023 was additive with metformin in lowering blood glucose and blocked rosiglitazone-mediated weight gain in chronic dosing studies.

MLR-1023 and T1D

Most recently MLR-1023’s potential utility in T1D has been demonstrated by several studies including those conducted independently (of Adhera) at the University of Alberta, where Professor Jean Buteau confirmed lyn kinase (see also above) as a key factor for beta cell survival and proliferation. Importantly, MLR-1023 was able to induce proliferation in beta cells isolated from human cadavers and subsequent studies (at the University of Alberta) have demonstrated that the administration of MLR-1023 was able to induce a “cure” for T1D in animal models. From a mechanism of action perspective, MLR-1023 has been shown to both preserve beta cell degradation and to stimulate beta cell proliferation.

Accelerated development pathway for MLR-1023 in T1D

Commensurate with Adhera’s accelerated drug development strategy, The FDA has granted an Investigational New Drug Application (IND) for a Phase 2 study designed to evaluate the efficacy of MLR-1023 in adult T1D patients. It is anticipated that this clinical trial can be completed in 6 months paving the way to the initiation of a pivotal phase 3 clinical trial in less than 24 months.

Rationale for MLR-1023 in the treatment of nonalcoholic steatohepatitis (NASH), and the prevention of pulmonary edema

Extensive preclinical data is highly supportive of the development of MLR-1023 for NASH and also the prevention of pulmonary edema. MLR-1023 reduced fibrosis in a CCl4 liver fibrosis model and reduced several symptoms of NASH in a modified high fat diet mouse model of NASH as well as in a NASH model involving modified high fat diet model with chronic low dose CCl4. When administered prophylactically, once per day (q.d.) for 7 days, MLR-1023 significantly mitigated the development of pulmonary edema in mice challenged with an inflammatory insult that modeled sepsis.

Patent Protection

MLR-1023 is protected by a total of 50 issued patents, 3 allowed patent applications, and 20 pending patent applications in the following territories: United States, Australia, Brazil, Canada, China, Europe, France, Germany, Great Britain, Ireland, Luxemburg, Monaco, Switzerland, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea. Patent expiries range between 2026 and 2038 (with patent term adjustments).

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

On July 28, 2021, we as licensee and MP2 entered into an exclusive license agreement for the development and commercialization of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for PD and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use MP’s patents and know-how related to MLR-1019 to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 20, 2021, we as licensee entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). In this Annual Report, we refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the exclusive MLR-1023 Agreement with MP1 to include two additional clinical indications, one for Non-Alcoholic Steatohepatitis (NASH) and the other for pulmonary inflammation.

On November 17, 2021, Melior extended the Company’s timeline under the MLR-1023 Agreement from 120 days to 180 days from the effective of the MLR-1023 Agreement for the Company to raise $4 million unless, by 180 days Adhera is in the process of completing transactions to complete the fundraising, then an additional 30 days would be provided to allow for the completion of required fundraising. On February 16, 2022, an addendum to the MLR-1023 Agreement dated August 4, 2021 (the “First Addendum”), was executed by the Company and Melior, which extended the requirement by the Company to raise $4 million (the “Raise Requirement”) to June 16, 2022.

On July 18, 2022, the Company and Melior entered into the Second Addendum to the License Agreement (the “Second Addendum”). In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023. Pursuant to the Second Addendum, Melior has a right to terminate the MLR-1023 Agreement as a result of the Company’s inability to achieve certain milestones, including the requirement to:

(i)	raise $500,000 in working capital;
(ii)	resume engagement with Davos Pharmaceutical Manufacturing and Maladi Drugs & Pharmaceuticals such that the initial steps of MLR-1019 API manufacture were initiated;
(iii)	pay Melior Pharma l, $136,921 as a license payment;
(iv)	maintain the full-time employment of the Chief Scientific Officer who was hired pursuant to the First Addendum;
(v)	continue to engage with Aegis Capital on activities aimed at providing an up-listing event;
(vi)	for the duration of the MLR-1023 Agreement, Adhera will not in-license any additional assets other than those which it has already in-licensed (MLR-1023 and MLR-1019), except for the Taxeme compound (PGT) previously mentioned in the Second Addendum, however, no funds will be expended on discovery or development of the Taxeme compound during this period; and
(vii)	fulfill the Raise Requirement defined in the MLR-1023 Agreement which was extended to February 1, 2023.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance. Any termination or loss of use of MLR-1023 would have a material adverse effect on our business, which would likely result in the Company discontinuing all operations and seeking bankruptcy protection.

To the extent that resources have been available, we have continued to work with our advisors in an effort to restructure our Company and to identify potential strategic transactions, including the Melior transactions described above, to enhance the value of the Company. However, because of our substantial unpaid debt, if we do not raise additional capital in the immediate future, we might not have sufficient funds available to meet our obligations and it is likely that this would also result in the Company discontinuing all operations and seek bankruptcy protection.

The milestones, payment obligations and other material terms under the foregoing license agreements with Melior are qualified in its entirety by the complete text of the agreements, each of which are provided as an exhibit to this Annual Report on Form 10-K.

Corporate History

Adhera was incorporated under Delaware law under the name Nastech Pharmaceutical Company on September 23, 1983.

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

Subsequent to the Merger, we acquired the rights to commercialize Prestalia, an anti-hypertensive drug approved by the FDA from Symplmed Pharmaceuticals LLC in June 2017 pursuant to a license agreement. We marketed Prestalia in the U.S. from June 2018 until December 2019. The license agreement together with all rights to future commercialization activities with respect to the product was terminated in January 2021.

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

Proprietary Rights and Intellectual Property

We have relied primarily on patents and contractual rights and obligations with third parties to protect our proprietary rights and further our operational objectives. We have sought, and, to the extent that we continue our business operations, intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. To date, the U.S. and non-U.S. patent applications that we have filed, and the patents that have been granted to us, relate to our legacy intranasal and RNA interference programs. As noted elsewhere in this Prospectus, we are in the process of evaluating the path forward for such programs, including seeking options to continue certain programs or to divest assets. There can be no assurance that any of our patents will be guaranteed protection or market exclusivity for our products and product candidates, and to the extent that we do not properly maintain (including paying any required fees) such patents, it is possible that any protection provided to us will be impaired or lost altogether.

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

Research and Development

On July 28, 2021, we as licensee and MP2 as licensor, entered into an exclusive license agreement for the development, commercialization, and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutics for PD and is, to the best of our knowledge, the only drug candidate today with the potential to address both movement and non-movement aspects of PD.

On August 20, 2021, we as licensee entered into the MLR-1023 Agreement for the exclusive license regarding the development and commercialization of Melior’s MLR-1023. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the MLR-1023 Agreement with MP1 to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On July 20, 2022, the Company and Melior entered into the Second Addendum. In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023, in exchange for a $136,921 licensing payment that was made by the Company on July 28, 2022. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the Second Addendum and MLR-1023 Agreement.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

During the latter part of 2021 and the year 2022, we have been actively engaged in early development activities relating to MLR-1019 and MLR-1023 alongside our licensing partner, CRO’s, and patent counsel. In this regard, we have continued to conduct scientific experiments to expand potential clinical indications and file, prosecute, and maintain patents potentially enforceable in the USA and multiple overseas territories.

The drug development process requires ongoing dialogue with the FDA, including the submission of any new drug data. During 2022, the company has maintained an active Investigational New Drug (IND) application required to conduct a Phase 2 clinical trial of MLR-1023 in Type 1 diabetes. We have also developed a protocol for this clinical trial in conjunction with our licensing partner and the Global Contract Clinical Research Organization, PPD. The multi-center Phase 2 clinical trial seeks to evaluate the efficacy of MLR-1023 in 45 adult patients with established Type 1 diabetes. Most recently, in 2022 and in collaboration with the Alberta Diabetes Institute, we have developed a protocol for the initiation of a single center study of MLR-1023 in Type 1 diabetes patients.

The conduct of clinical trials (or the planned conduct of clinical trials) requires that clinical trial supplies are tested on an ongoing basis for stability. These studies have been conducted by Frontage Laboratories (PA) on behalf of the company.

In regard to MLR-1019, our drug candidate for PD, we have similarly developed a clinical protocol for the evaluation of MLR-1019 in up to 60 patients with Parkinson’s disease and managed issues arising from clinical supply manufacture, and regulatory considerations arising from these ongoing studies.

We have been also collaborating with two major pharmaceutical companies with a view to out-licensing certain rights to MLR-1019 in Europe, China, and potentially in the USA.

The direction and supervision of these activities necessitated the hire of a Chief Scientific Officer (Dr. Zahed Subhan) with both familiarity with the both MLR-1019 and MLR-1023, and expertise in drug discovery, development, and commercialization.

Facilities

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

Corporate History

Adhera was incorporated under Delaware law under the name Nastech Pharmaceutical Company on September 23, 1983.

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

Subsequent to the Merger, we acquired the rights to commercialize Prestalia, an anti-hypertensive drug approved by the U.S. Food and Drug Administration (the “FDA”) from Symplmed Pharmaceuticals LLC in June 2017 pursuant to a license agreement with Les Laboratories, Servier, a French pharmaceutical conglomerate . We marketed Prestalia in the U.S. from June 2018 until December 2019. The license agreement with Les Laboratories, Servier together with all rights to future commercialization activities with respect to the product was terminated in January 2021.

Need for Future Financing

We will require substantial additional funds on an immediate basis to continue our business operations. We have in the past raised additional capital to supplement our commercialization, clinical and pre-clinical development and operational expenses through the issuance of common stock, indebtedness including promissory notes and convertible notes, and other derivative securities which have a dilutive effect on existing stockholders. We will need to raise additional funds through equity financing, debt financing, strategic alliances, or other sources, which may result in significant further dilution in the equity ownership of our shares or result in further encumbrances being placed on our assets. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms, or that it will be sufficient for us to successfully engage in any of our planned business operations, including re-starting the drug development and discovery programs relating to our legacy RNA interference assets and furthering the research and development efforts with respect to product candidates under our license from Melior. If we are not able to obtain additional financing on a timely basis as required or generate significant capital from the out-licensing and/or divestiture of existing assets, we will not be able to meet our other obligations as they become due and will be forced to scale down or even cease our operations altogether.

As of December 31, 2022, we have $1.7 million of convertible notes including approximately $424,000 in accrued interest outstanding. All of the convertible notes including accrued interest are currently in default. In addition, we have $8.0 million of non-convertible notes and approximately $3.0 of accrued interest outstanding with approximately $5.7 million of principal and $2.9 million of interest in default.

On November 16, 2022, holders of approximately $5.7 million of principal on outstanding promissory notes that were in default agreed to amend the Notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants upon an up-listing financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American, in exchange for the Holders agreeing to forbear repayment of their Notes and accrued interest until the up-listing transaction has been completed.

The terms for the amendment of the Notes include no less than the following:

●	The Notes will automatically convert upon the Uplisting Transaction into the Preferred Stock at 90% of the public offering price;
●	In addition, each Holder will receive 0.3 Warrants for every $1.00 of principal on the Holder’s original Note;
●	The shares of Preferred Stock will be subject to a six-month lock-up period from date of issuance; and
●

The Company has agreed to register the Holders’ sale of the shares of common stock issuable upon conversion of the Preferred Stock and upon the exercise of the Warrants such that those shares will be freely tradeable following the Uplisting Transaction and expiration of the lock-up period.

The interest on the Notes, as accrued through the date of conversion, will convert into common stock at the offering price for the Up-listing Transaction.

We can provide no assurance that the Company will be able to complete an up-list transaction per the amended terms of the notes or be able to raise additional funding to repay the notes.

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

In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before any drug products that we may develop and/or acquire are marketed, they must be approved by the FDA. The steps required before a drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review; and finally (6) approval of an NDA.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business

-	Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

-	We have $12.8 million of indebtedness including accrued interest and penalties outstanding, of which $10.3 million is in default with increased interest rates, which we may be unable to pay as and when due or at all, and when combined with outstanding warrants and convertible preferred stock would have a dilutive effect on our stockholders and could reduce the price of our common stock.

-	Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations, discontinue operations and/or commence bankruptcy proceedings.

-	If we are not successful in our fund raising and research activities, you may lose your entire investment.

-	Because we have a limited operating history under our current business model to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

-	If we are unable to successfully commercialize MLR-1019, MLR-1023 or any of our other future product candidates our result of operations would be adversely affected.

-	Our business may be adversely affected by the COVID-19 pandemic or other world events, and the full extent of such impact remains uncertain.

-	We do not have current research and development operations, and we may continue to incur significant operating losses for the foreseeable future and may never generate future revenue from product sales.

-	Because we have yet to generate any revenue from product sales from our current business model on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our prospects and the likelihood of success or failure of our business.

-	Because early-stage drug development requires major capital investment, as we continue to incur operating losses, we will need to raise additional capital and/or form strategic partnerships to support our research and development activities in the future.

Risks Related to the Discovery, Development, and Commercialization of Product Candidates

-	If current or future strategic alliances are unsuccessful or are terminated including our Melior agreements, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

-	We expect to rely on third parties to conduct some or all aspects of our compound formulation, research and preclinical testing, if those third parties do not perform satisfactorily our business and future prospects would be materially and adversely affected.

-	If we are able to commercialize a product candidate, we will rely on third-party manufacturers to produce our preclinical and clinical supplies, or commercial supplies of any approved product candidates, which would subject us to a variety of risks.

-	Because we expect to rely on limited sources of supply for the drug substance and drug product of product candidates, any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

-	If third party manufacturing issues arise, it could increase product and regulatory approval costs or delay commercialization.

-	If we do not succeed in our efforts to identify or discover additional potential product candidates, your investment may be lost.

-	Because our future commercial success depends on gaining regulatory approval for our products, we cannot generate revenue without obtaining approvals.

-	If we are unable to successfully complete preclinical testing and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.

-	Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

-	We may not succeed in obtaining or maintaining necessary rights to drug compounds and processes for our development pipeline through acquisitions and in-licenses.

-	Because third parties may develop or be developing competitive products without our knowledge, we may later learn that competitive products are superior to our product candidates which may force us to terminate our research efforts of one or more product candidates.

Risks Related to Our Business Operations and Industry

-

We rely on a license agreement with Melior Pharmaceuticals I, Inc. for the development and commercialization of Melior’s MLR-1023, and if this license is breached or otherwise terminated, we could lose the ability to continue the development and potential commercialization of MLR-1023.

-	If we cannot obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

-	If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our development and commercialization efforts and have a material adverse effect on our business and future prospects.

-	We depend on intellectual property licensed from third parties, and termination of any of these licenses could have a material adverse effect on our business.

-	We may need to obtain additional licenses to intellectual property rights from third parties.

-	We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

-	Because we face significant competition from other biotechnology and pharmaceutical companies, our operating results will suffer if we fail to compete effectively.

-	The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

-	If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

Risks Relating to Ownership of Our Common Stock

-	We may not be able to satisfy listing requirements OTCQB or maintain a listing of our common stock on any national market.

-	The price of our common stock is volatile, which may cause investment losses for our stockholders.

-	The sale of a significant number of our shares of common stock could depress the price of our common stock.

-	Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficial transactions to our common stockholders.

-	Our articles of incorporation allow for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

-	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

-	If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

-	If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

-	Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline.

-	We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

-	We filed a Certificate of Amendment to effect a reverse stock split of our outstanding common stock on September 30, 2022 at a ratio of 1-for-20. We may effect additional splits of our common stock to meet NASDAQ uplisting requirements.

-	Even if the reverse stock split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be approved for listing on the Nasdaq Capital Market or able to comply with other continued listing standards of the Nasdaq Capital Market.

-	The reverse stock split may decrease the liquidity of the shares of our common stock.

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

Risks Related to Our Business

We rely on a license agreement with Melior Pharmaceuticals I, Inc. for the development and commercialization of Melior’s MLR-1023, and if this license is breached or otherwise terminated, we could lose the ability to continue the development and potential commercialization of MLR-1023.

We have entered into the Melior Agreement with Melior under which we have an exclusive license to develop and commercialize MLR-1023 worldwide. Under the Melior Agreement, we are subject to various obligations, including obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones, capital raising activities, engagement with third parties, as well as other material obligations. Melior has a right to terminate the MLR-1023 Agreement at any time and as a result of the Company’s inability to achieve certain milestones, including the requirement under the Second Addendum to: (i) raise $500,000 in working capital; (ii) resume engagement with Davos Pharmaceutical Manufacturing and Maladi Drugs & Pharmaceuticals such that the initial steps of MLR-1019 API manufacture were initiated; (iii) pay Melior Pharma l, $136,921 as a license payment; (iv) maintain the full-time employment of the Chief Scientific Officer who was hired pursuant to the First Addendum; (v) continue to engage with Aegis Capital on activities aimed at providing an up-listing event; (vi) for the duration of the MLR-1023 Agreement, Adhera will not in-license any additional assets other than those which it has already in-licensed (MLR-1023 and MLR-1019), except for the Taxeme compound (PGT) previously mentioned in the Second Addendum, however, no funds will be expended on discovery or development of the Taxeme compound during this period and (vii) fulfill the Raise Requirement defined in the MLR-1023 Agreement which was extended to February 1, 2023.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

The loss of or significant modifications to the MLR-1023 Agreement could prevent us from developing, commercializing, or entering into future strategic transactions relating to MLR-1023. Any termination or loss of use of MLR-1023 would have a material adverse effect on our business, which would likely result in the Company discontinuing all operations and seeking bankruptcy protection. Because of our current financial situation, if we do not raise additional capital in the immediate future, we might not have sufficient funds available to meet our obligations the Company may discontinue all operations and seek bankruptcy protection.

The risks described elsewhere pertaining to our other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In addition, our business depends on our ability to license from third parties. If we fail to meet our obligations under our current license agreements, we may lose the ability to enter into licenses for the development of additional product candidates in the future, which would adversely affect our business.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have an accumulated deficit of $55.8 million, and have a working capital deficiency of $22.2 million as of December 31, 2022. In addition, we have $12.8 million of indebtedness including principal and interest on convertible notes and promissory notes of which $10.3 million is currently in default. On November 16, 2022, a majority of the holders of approximately $8.3 million in promissory notes including accrued interest, agreed to amend the notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants as defined in the agreement upon an up-listing financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American in exchange for the holders agreeing to forbear repayment of their Notes and accrued interest until the offering has been completed. However, there is no assurance that an up-listing financing transaction will occur. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will seek bankruptcy protection or discontinue all operations. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued an unqualified opinion with a going concern explanatory paragraph for the year ended December 31, 2022, indicating that there is substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

We have approximately $12.8 million of indebtedness outstanding including accrued interest, with $10.3 million currently in default with increased interest rates, which we may be unable to pay as and when due or at all, and the conversion when combined with outstanding warrants and convertible preferred stock would have a dilutive effect on our stockholders and could reduce the price of our common stock.

As of December 31, 2022, we have a total of $12.8 million of outstanding indebtedness including approximately $1.8 million of outstanding convertible promissory notes including accrued interest with various conversion prices and $11.0 in non-convertible notes including accrued interest. Given our history of operating losses and continued expenditures, which we expect to increase in the short-term as we attempt to establish and grow our operations and to develop and commercialize existing and new product candidates, we may face difficulty paying these obligations as and when they come due. All of our outstanding convertible notes are in default, with default interest rates from 15% - 24% per annum. The convertible notes may contain price protection or full-ratchets upon the issuance of additional equity which may entitle the holder to receive more shares of common stock upon conversion at a lower exercise price. Conversions of our convertible debt would therefore have a dilutive effect on our stockholders. Further, if we are unable to raise sufficient capital to repay some of our lenders or restructure our outstanding indebtedness, we will likely be forced to cease operations or seek bankruptcy protection, in which case our stockholders would likely receive little to no return on their investment.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations, discontinue operations and/or commence bankruptcy proceedings.

We currently need substantial working capital. Our accumulated deficit, outstanding indebtedness or a future slowdown in the global economy which may be caused by external forces such as the COVID-19 pandemic or geopolitical turmoil, or national banking related events may adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations. If we do not complete any significant strategic transactions, or raise substantial additional capital, to continue in the biopharmaceutical industry or to enter any other industry in the immediate future, it is likely that we will discontinue all operations and seek bankruptcy protection.

Even if we secure the necessary working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Because we have a limited operating history under our current business model to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early-stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in a highly competitive industry such as ours, which contains significant barriers to market entry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

If we are unable to successfully commercialize MLR-1019 or any of our other product candidates and are unable to make milestone payments, our result of operations would be adversely affected.

We recently entered into an exclusive license agreement with Melior to develop and commercialize MLR-1019 as a new class of therapeutics for Parkinson’s Disease, or PD. Upon MLR-1019 meeting certain milestones, the Company is required to make milestone payments which total approximately $21.75 million. We currently do not have enough capital to meet any of the milestone payment requirements and cannot assure you will be successful in raising the $250,000 we need to meet the first milestone for the enrollment of a final patient in the Phase 2a study for the product. In the event we are able to negotiate an extension to the MLR 1023 license. The milestone payments are the same as those for the MLR-1019 license. If any milestone is met, there can be no assurance that we will be able to raise sufficient capital in order to fund that milestone. Further, if the drug candidate fails to meet any of the milestones and therefore is unable to be commercialized, we will receive no benefits from these licenses. In any such event, our results of operations will suffer and we may need to cease operations including pursuing bankruptcy. Additionally, MLR–1019 is currently classified as a controlled substance in the United States which may have an adverse effect on our future revenues even if we are able to commercialize it in the United States.

Our business may be adversely affected by the COVID-19 pandemic or other world events, and the full extent of such impact remains uncertain.

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

We have never generated revenue from product sales under our current business model, do not have current research and development operations, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

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

We are still in the early stages of development of our product candidates and have no products presently in clinical trials or approved for commercial sale. Following the termination of our licensing agreement with Les Laboratories, Servier, a French pharmaceutical conglomerate, for a hypertension treatment product candidate in January 2021, we have continued to strategically evaluate our focus including a return to a drug discovery and development company. To that end, we have entered into licensing agreements for product candidates related to Parkinson’s Disease, Type 1 diabetes, Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation, in addition to engaging in preliminary discussions regarding potential transactions in our legacy licenses for product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. We currently have no product candidates that are in the process of or have completed Phase 3 clinical trials. To conduct trials for our product candidates, we will need to raise additional capital to support our operations and/or form partnerships, in addition to collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

Risks Related to the Discovery, Development, and Commercialization of Product Candidates

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

We use, and if we can continue our operations are likely to use, third-party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain product candidates. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

●	a partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

●	a partner may cease development in therapeutic areas which are the subject of our strategic alliances;

●	a partner may change the success criteria for a program or product candidate delaying or ceasing development of such program or candidate;

●	a significant delay in initiation of certain development activities by a partner could also delay payment of milestones tied to such activities, impacting our ability to fund our own activities;

●	a partner could develop a product that competes, either directly or indirectly, with an alliance product;

●	a partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

●	a partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	a partner may exercise its rights under the agreement to terminate a license or strategic alliance, including termination without cause or termination upon meeting certain conditions. For example, under our license agreement with M1 for the MLR-1023 product, as of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

●	a dispute may arise between us and a partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	a partner may use our proprietary information or intellectual property to invite litigation from a third-party or fail to maintain or prosecute intellectual property rights possibly jeopardizing our rights in such property.

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

If we do not succeed in our efforts to develop product candidates, your investment may be lost.

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

If we are unable to successfully complete clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may decide or be forced to remove the affected product temporarily or permanently from the marketplace;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

The holder of an approved NDA must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

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

We may not succeed in obtaining or maintaining necessary rights to further drug compounds and processes for our development pipeline through acquisitions and in-licenses.

We may be unable to acquire or in-license any further compositions, methods of use, processes, or other third-party intellectual property rights from third parties we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Because third parties may develop or be developing competitive products without our knowledge, we may later learn that competitive products are superior to our product candidates which may force us to terminate our development efforts of one or more product candidates.

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

Our efforts to identify and develop product candidates are at an early stage. We may be unable to progress our product candidates through clinical trials.

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

Although we currently only have minimal operations, rising prices may have a significant effect on us. In the event, we raise additional capital to ramp up our operations, we may be adversely affected due to increased costs for services from our suppliers. The more active our business is, the more inflation may affect us. As of the date of this Prospectus, we cannot predict how extensive the inflation will be, its duration or the ultimate impact on us.

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

We depend on the patents, know-how and other intellectual property, licensed from third parties for the development and, if approved, commercialization of product candidates. If these licenses are terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize our future product candidates. For example, on January 4, 2021, Les Laboratories Servier, the licensor under the 2017 Amended and Restated License and Commercialization Agreement pursuant to which we previously had rights for the commercialization of Prestalia®, terminated the license agreement. Prior to the termination, sales by the Company of Prestalia constituted all of our revenue for prior periods, including all of our product revenue during fiscal year 2019.

License agreements impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements and payment obligations. For example, under our license agreement with M1 for the MLR-1023 product, as of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance. Additionally, under the MLR-1019 license agreement, if the Company fails to get its Common Stock listed on Nasdaq or the NYSE within 12 months after the Company receives a Clinical Trial Authorization from the European Medicines Agency, then the license will terminate.

Further, license agreements are complex, and contain certain provisions which may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

●	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;

●	whether and to what extent our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

●	whether our licensor or its licensor had the right to grant the license agreement;

●	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;

●	our involvement in the prosecution and enforcement of the licensed patents and our licensors’ overall patent prosecution and enforcement strategy;

●	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and any future partners or collaborators; and

●	the amounts of royalties, milestones, or other payments due under the license agreement.

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

Competitors may infringe on patents owned or licensed by us. To counter such infringement or unauthorized use, we or our partners may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Assuming one or more product candidates achieve regulatory approval, and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

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

Because of the psychotropic properties of MLR-1019, the drug is likely to be designated a controlled substance and subject to classification as a Schedule 1 drug until approval is granted for a medical use.

Schedule 1 drugs, substances, or chemicals are defined as drugs with no currently accepted medical use and a high potential for abuse. Given that MLR1019 has no currently accepted medical use in the USA, the drug is expected to be classified as Schedule 1, until such medical use is granted via an approval from FDA. We can no assurance that even after approval from the FDA that MLR-1019 will be reclassified from a Schedule 1 drug by the Drug Enforcement Division of the U.S. Department of Justice.

We may be subject to increased regulation as well as uncertainty, which may adversely affect our business.

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

We are highly dependent on our Chief Executive Officer and Interim Chief Scientific Officer, Dr. Zahed Subhan and our Chief Operating Officer and Acting Chief Financial Officer, Andrew Kucharchuk. In addition, services related to our accounting and financial management are being performed by independent contractors. We do not carry “key-man” life insurance on Dr. Subhan. The loss of the services of Dr. Subhan, would leave us without executive and scientific leadership, which could diminish our business and growth opportunities. We will also need to build an executive management team around Dr. Subhan, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract such personnel, our business could be harmed. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Dr. Subhan, the loss of Dr. Subhan would significantly disrupt our business.

Other than Dr. Subhan and Mr. Kucharchuk, we have no other officers. Our future success will also depend in part on our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees or advisors or fail to procure their services on acceptable terms as and when needed, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of that date of this Prospectus, we employ one employee and our current Chief Operating Officer. Services related to our accounting and financial management are being performed by independent contractors. As our company matures, we expect to hire employees to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Occasionally, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Risks Relating to Ownership of Our Common Stock

We may not be able to satisfy listing requirements of Nasdaq Capital Markets or maintain a listing of our common stock on the OTCQB.

Our common stock is quoted on the OTCQB market operated by OTC Markets Group Inc. We plan to apply for the listing of our common stock on Nasdaq Capital Markets. The closing of an offering is contingent upon our up listing to the Nasdaq Capital Markets unless such condition is waived by the underwriter. In addition, we must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq Capital Markets. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Capital Markets may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●	Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

●	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;

●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;

●	Sale of a significant number of shares of our common stock by stockholders;

●	General market and economic conditions;

●	Quarterly variations in our operating results;

●	Investor and public relation activities;

●	Announcements of technological innovations;

●	New product introductions by us or our competitors;

●	Competitive activities;

●	Low liquidity; and

●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and results of operations.

The sale or conversion of our shares of common stock could depress the price of our common stock.

As of December 31, 2022, we had 3,160,877 shares of common stock issued and outstanding of which 2,471,881 or 78% of the total shares outstanding are restricted and are thus not currently trading. As of December 31, 2022, there were $1.7 million of outstanding convertible promissory notes including accrued interest with various conversion prices and $11.0 million in non-convertible notes including accrued interest, 446,500 additional shares of our common stock that are reserved for issuance under the 2018 Long-Term Incentive Plan, 100 outstanding shares of Series C Preferred Stock convertible into 3,334 shares of common stock, 40 outstanding shares of Series D Preferred Stock convertible into 2,500 shares of common stock, and 267 outstanding shares of Series E Preferred Stock including accrued dividends convertible into 183,346 shares of common stock. On November 16, 2022, a majority of the holders of approximately $8.6 million of the 2019 non-convertible promissory notes including accrued interest, agreed to amend the notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants as defined in the agreement upon an up-listing financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American in exchange for the Holders agreeing to forbear repayment of their Notes and accrued interest until the up-listing transaction has been completed.

Significant shares of common stock are held by our principal stockholders and other large stockholders. As “affiliates,” as defined under Rule 144 under the Securities Act, our principal stockholders, other of our insiders and other large stockholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

These options, warrants, convertible notes payable and convertible preferred stock could result in further dilution to common stockholders and may affect the market price of the common stock.

Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficial transactions to our common stockholders.

Pursuant to our articles of incorporation, we currently have authorized 180,000,000 shares of common stock and 100,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our Board of Directors has the ability to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

Our articles of incorporation allow for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock, beyond the series of preferred stock that has previously been issued, that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our securities.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our securities must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our securities.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq Capital Markets or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline.

Our articles of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 100,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our securities to current stockholders and could adversely affect the market price, if any, of our securities. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

We effected a reverse stock split of our outstanding common stock on September 30, 2022 at a ratio of 1-for-20.

On September 30, 2022, we filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of 1-for-20. The Certificate of Amendment became was effected on October 5, 2022. We expect that the reverse stock split may increase the market price of our common stock while our stock is trading. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the Nasdaq Capital Market, or if it does, that such price will be sustained. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on the Nasdaq Capital Market, in which case such an offering may not be completed.

Even if the reverse stock split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be approved for listing on the Nasdaq Capital Market or able to comply with other continued listing standards of the Nasdaq Capital Market.

Even if the reverse stock split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of Nasdaq, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

We may not receive any additional funds upon the exercise of the warrants.

Each warrant may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the warrant. If a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may elect to exercise the warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. Accordingly, we may not receive any additional funds upon the exercise of the warrants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB under the symbol “ATRX”. On March 27, 2023, the closing price of our common stock reported by the OTCQB was $0.55 per share.

Holders of record

As of March 31, 2023, there were approximately 172 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. In addition, convertible note covenants currently limit the Company’s ability to issue dividends while the notes are outstanding. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of the financing arrangements that we have entered into any financing arrangements that we may enter into in the future, may restrict our ability to pay any dividends on our common stock.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for each of the two-years in the period ended December 31, 2022, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for each of the two-years in the period ended December 31, 2022, and related notes included elsewhere in this Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview

We are an emerging specialty biotech company with a focus on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes. Companies operating in the drug development and biotech sectors typically in-license early-stage inventions or pre-clinical (stage) compounds from universities and other companies and apply their own drug discovery and development expertise and resources to further these drug candidates towards regulatory approval by the Food and Drug Administration (FDA), and potentially other regulatory bodies overseas. The ultimate objectives are to secure regulatory authorizations in the USA and territories internationally, and to generate revenues from marketing activities. Drug candidates may also be licensed (out) to pharmaceutical companies prior to obtaining final regulatory approvals and marketing authorizations for valuable consideration, including upfront payments, milestone payments and royalties.

We utilize a “virtual” drug development model, also prevalent in this industry sector. In this model, Contract Research Organizations (CROs) are typically employed to undertake certain drug discovery and development services on the Company’s behalf and under the Company’s direct supervision.

On July 28, 2021, we as licensee and MP2 entered into an exclusive license agreement for the development and commercialization of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for PD and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, we were granted an exclusive license to use MP’s patents and know-how related to MLR-1019 to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 20, 2021, we as licensee entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). In this Annual Report, we refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

On October 20, 2021, we as licensee expanded the exclusive MLR-1023 Agreement with MP1 to include two additional clinical indications, one for Non-Alcoholic Steatohepatitis (NASH) and the other for pulmonary inflammation.

On November 17, 2021, Melior extended the Company’s timeline under the MLR-1023 Agreement from 120 days to 180 days from the effective of the MLR-1023 Agreement for the Company to raise $4 million unless, by 180 days Adhera is in the process of completing transactions to complete the fundraising, then an additional 30 days would be provided to allow for the completion of required fundraising. On February 16, 2022, an addendum to the MLR-1023 Agreement dated August 4, 2021 (the “First Addendum”), was executed by the Company and Melior, which extended the requirement by the Company to raise $4 million (the “Raise Requirement”) to June 16, 2022.

On July 18, 2022, the Company and Melior entered into the Second Addendum to the License Agreement (the “Second Addendum”). In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023. Pursuant to the Second Addendum, Melior has a right to terminate the MLR-1023 Agreement as a result of the Company’s inability to achieve certain milestones, including the requirement to:

(i)	raise $500,000 in working capital;
(ii)	resume engagement with Davos Pharmaceutical Manufacturing and Maladi Drugs & Pharmaceuticals such that the initial steps of MLR-1019 API manufacture were initiated;
(iii)	pay Melior Pharma l, $136,921 as a license payment;
(iv)	maintain the full-time employment of the Chief Scientific Officer who was hired pursuant to the First Addendum;
(v)	continue to engage with Aegis Capital on activities aimed at providing an up-listing event;
(vi)	for the duration of the MLR-1023 Agreement, Adhera will not in-license any additional assets other than those which it has already in-licensed (MLR-1023 and MLR-1019), except for the Taxeme compound (PGT) previously mentioned in the Second Addendum, however, no funds will be expended on discovery or development of the Taxeme compound during this period; and
(vii)	fulfill the Raise Requirement defined in the MLR-1023 Agreement which was extended to February 1, 2023.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate our license of MLR-1023 at any time but only in response to non-performance of continuing license obligations and with the required notice to cure non-performance. Any termination or loss of use of MLR-1023 would have a material adverse effect on our business, which would likely result in the Company discontinuing all operations and seeking bankruptcy protection.

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

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Operating Expenses

Operating expenses were approximately $1.6 million for the year ended December 31, 2022, a decrease of approximately $924,000 compared to the same period in 2021. The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Change
Sales and marketing	$-	$17	$(17)
General and administrative	1,618	657	961
Total operating expenses	$(1,618)	$(674)	$944

Sales and Marketing

Sales and marketing expenses decreased by approximately $17,000, primarily due to the termination of our commercial operations related to the sale of Prestalia® in December 2019. Sales and marketing expenses for the year ended December 31, 2021, were primarily related to the storage and destruction of Prestalia® inventory. No sales and marketing expenses were incurred for the year ended December 31. 2022.

General and Administrative

General and administrative expenses increased by approximately $961,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to a $137,000 licensing payment to Melior I for the MLR-1023 license agreement, an increase in compensation cost of $262,000 including costs related to the hiring a Chief Scientific Officer, a $161,000 increase in fees paid for director and officer insurance and a $401,000 increase in other public company fees including legal expenses, audit fees, and other consulting.

Other Expenses

The following table summarizes other expenses for the year December 31, 2022 and 2021:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Change Inc/(Dec)
Interest expense	$(1,344)	$(1,035)	$309
Initial and change in the fair value of derivative liability	2,324	(4,103)	(6,427)
Loss on extinguishment of debt	333	(141)	(474)
Amortization of debt discount	(1,809)	(398)	1,411
Total other expense	$(496)	$(5,677)	$(5,181)

Interest expense for the year ended December 31, 2022, increased by $309,000 compared to the year ended December 31, 2021, primarily due to an increase in outstanding promissory notes. The initial and change in the fair value of the derivative liability as of December 31, 2022, decreased by $6.4 million as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of December 31, 2022. The gain on extinguishment of debt in 2022 was due to the repayment and conversions of principal and interest on our outstanding convertible notes. The increase of $1.4 million for the amortization of debt discount was due an increase in the amortization of debts discounts as a result of an increase in our promissory notes outstanding.

Liquidity & Capital Resources

Cash Flows

The following table summarizes cash flows for the year ended December 31, 2022 and 2021:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(1,415)	$(665)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,371	739
Increase/(Decrease) in cash	$(44)	$74

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1.4 million during the year ended December 31, 2022. This was primarily due to our net operating loss of approximately $2.1 million, partially offset by to our derivative income of approximately $2.3 million, non-cash interest expense related to term loans of $1.3 million, non-cash amortization of debt discounts and fees of $1.8 million, gain on extinguishment of debt of approximately $333,000 and other changes in operating assets and liabilities including an increase in operating assets and liabilities of approximately $203,000.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities during the years ended December 31, 2022, or 2021.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $1.4 million during the year ended December 31, 2022, was primarily due to the issuance of promissory notes with approximately $2.3 million in gross proceeds, partially offset by debt issuance costs of $346,000. In addition, the Company repaid approximately $581,000 of promissory notes during the year-ended December 31, 2022.

Net cash provided by financing activities of approximately $739,000 during the year ended December 31, 2021, was primarily due to the issuance of notes with approximately $840,000 in proceeds, partially offset by debt issuance costs of $101,000.

Working Capital

(in thousands)	December 31, 2022	December 31, 2021	Change
Current assets	$79	$196	$(117)
Current liabilities	22,265	25,302	3,037
Working capital (deficiency)	$(22,186)	$(25,106)	$2,920

Negative working capital as of December 31, 2022, was approximately $22.2 million as compared to negative working capital of approximately $25.1 million as of December 31, 2021. The increase in working capital is primarily related to an decrease in current liabilities of approximately $3.1 million including approximately $5.0 million in accrued dividends as a result of the conversion Series E and Series F Preferred Stock during the period, offset by an increase of $1.3 million of accrued expenses including accrued interest for our promissory notes payable, an increase in our promissory notes payable of $1.9 million net of discounts and a decrease of $1.3 million in the fair value of a derivative liability related to our outstanding convertible notes and warrants.

Liquidity

We will need to raise additional operating capital in 2023 and in future periods in order to maintain our operations, continue our efforts to restructure the Company and pursue our business plan. Without additional sources of cash we will not have the cash resources to continue as a going concern.

Additionally, as of December 31, 2022, we had $12.7 million in outstanding indebtedness including promissory notes and convertible notes and accrued interest on these notes. Approximately, $10.3 million notes including accrued interest are in default.

On November 16, 2022, holders of approximately $8.6 million of outstanding 2019 promissory notes including accrued interest representing a majority of the outstanding principal and accrued interest of the Notes, agreed to amend the Notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants upon an uplisting financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American, in exchange for the Holders agreeing to forbear repayment of their Notes and accrued interest until the uplisting has been completed.

On January 18, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $285,714 and 452,962 Common Stock Purchase Warrants for total purchase price of $200,000. The Company received total consideration of $173,850 after debt issuance costs.

On February 3, 2023, the Company entered into a Securities Purchase Agreement with an affiliated accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $214,286 and 339,722 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,900 after debt issuance costs.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with an affiliated accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $214,286 and 339,722 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,850 after debt issuance costs.

We will need to raise substantial additional capital in 2023 in order to satisfy our outstanding indebtedness and mitigate the impact on our balance sheet, and if we are unable to do so we may be forced to cease operations or pursue bankruptcy protection. In order to induce our current lenders to agree to a restructuring, we may be required to issue additional debt or equity securities or submit the Company to restrictive covenants and other terms with the potential to hinder or prevent our planned operations and growth. See “Item 1A. – Risk Factors” of this current report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, we had a significant accumulated deficit of approximately $55.8 million and negative working capital of approximately $22.2 million. For the year ended December 31, 2022, we had a net loss of approximately $2.1 million and negative cash flows from operations. Our operating activities consume the majority of our cash resources. We have incurred recurring losses and negative cash flows from operations since inception we have funded our operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed on the Company’s Current Report on Form 8-K filed on May 5, 2021, on April 28, 2021, the Company’s Board of Directors approved the change of the Company’s independent registered public accounting firm from Baker Tilly USA, LLP to Salberg & Company, P,A.

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

Our Chief Executive Officer and Chief Operating Officer, who is also serving as our principal accounting and financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer concluded that our internal control over financial reporting were not effective due to the material weakness(es) described below.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was not effective because of certain material weaknesses outlined below.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives, and lack of monitoring controls over the accounting function as the Company has limited accounting staff. ;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Lack of a separate Audit Committee of the Board of Directors; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

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

(3)	Exhibits required by Regulation S-K

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference)
3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, incorporated herein by reference)

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, incorporated herein by reference)
3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference)
3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference)
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference)
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference)
3.15	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference)
3.16	Certificate of Amendment to the Certificate of Incorporation dated September 30, 2022 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 6, 2022, and incorporated herein by reference)
10.1#	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference)
10.2†	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference)
10.3#	License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference)
10.4†	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference)
10.5	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference)
10.6	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference)
10.7	Security Agreement, dated as of June 26, 2020, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference)
10.8	Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference)
10.9†	Consulting Agreement, dated July 7, 2020, by and between Adhera Therapeutics, Inc. and Andrew Kucharchuk (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2020, and incorporated herein by reference)

10.10	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals II, LLC dated July 28, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2021, and incorporated herein by reference)
10.11	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 (filed as Exhibit 10.11 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.12	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022 (filed as Exhibit 10.12 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.13	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
10.14	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
10.15	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
10.16	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022 (filed as Exhibit 10.16 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.17	Form of Securities Purchase Agreement dated May 11, 2022 (filed as Exhibit 10.6 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.18	Form of Senior Secured Original Issue Discount Promissory Note dated May 11, 2022 (filed as Exhibit 10.4 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.20	Form of Warrant dated May 11, 2022 (filed as Exhibit 10.5 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.21	Form of Security Agreement dated May 11, 2022 (filed as Exhibit 10.6 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.22	Second Addendum to the License Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2022, and incorporated herein by reference)
10.23

Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on December 15, 2022 and January 18, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated January 26, 2023, and incorporated herein by reference)

10.24	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on February 16, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated February 23, 2023, and incorporated herein by reference)
10.25	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 2, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated March 8, 2023, and incorporated herein by reference)
10.26†	Employment Agreement with Andrew Kucharchuk dated July 5, 2021 (filed as Exhibit 10.16 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
10.27†	Agreement with Zahed Subhan dated November 1, 2021 (filed as Exhibit 10.17 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
10.28	Code of Business Conduct and Ethics (filed as Exhibit 10.18 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
23.1*	Consent of Salberg & Company, P.A., Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith.
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.
#	Exhibits and/or Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish to the SEC upon request any omitted information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

By:	/s/ Zahed Subhan
Zahed Subhan Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 31, 2023

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Operating Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zahed Subhan
Zahed Subhan Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 31, 2023

By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Operating Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2023

By:	/s/ Charles L. Rice
Charles L. Rice Director
Date:	March 31, 2023

By:	/s/ Trond K Waerness
Trond K Waerness Director
Date:	March 31, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADHERA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Adhera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adhera Therapeutics, Inc. (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two the years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and has a net loss and net cash used in operations of approximately $2.1 million and $1.4 million respectively, in 2022 and a working capital deficit, stockholders’ deficit and accumulated deficit of $22.2 million, $22.2 million and $55.8 million respectively, at December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Derivative Liabilities

As described in Footnote 2 “Fair Value of Financial Instruments”, Footnote 2 “Convertible Debt and Warrant Accounting”, Footnote 4 “Notes Payable and Convertible Promissory Notes” and Footnote 4 “Derivatives Liabilities Pursuant to Convertible Notes and Warrants”, the Company recorded derivative activity during 2022 that resulted primarily in a net aggregate derivative related expense of $2,324 million and derivative liabilities of $6,386 million at December 31, 2022.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations. We agreed with management’s treatment and valuations.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2021.

Boca Raton, Florida

March 31, 2023

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$32	$76
Prepaid expenses	47	120
Total current assets	79	196
Total assets	$79	$196
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,397	$2,309
Due to related parties	26	46
Accrued expenses	4,373	3,110
Accrued dividends	498	5,477
Term loans, net	7,333	5,677
Convertible notes payable, net	1,252	986
Derivative liability	6,386	7,697
Total current liabilities	22,265	25,302
Total liabilities	22,265	25,302
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares authorized; 100 shares issued and outstanding as of December 31, 2022 and 2021. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares authorized; 40 shares issued and outstanding as of December 31, 2022 and 2021 ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares authorized; 267 and 3,326 shares issued and outstanding as of December 31, 2022 and 2021, respectively. ($1,833,453 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares authorized; zero and 358 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	—	—
Series G convertible preferred stock, $0.01 par value; 6,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021.	—	—
Common stock, $0.006 par value; 180,000,000 shares authorized, 3,160,877 and 853,946 shares issued and outstanding as of December 31, 2022, and 2021, respectively	19	5
Additional paid-in capital	33,548	27,906
Accumulated deficit	(55,751)	(53,017)
Treasury Stock (5,594 shares)	(2)
Total stockholders’ deficit	(22,186)	(25,106)
Total liabilities and stockholders’ deficit	$79	$196

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the Year Ended December 31,
	2022	2021
Operating expenses
Sales and marketing	$—	$17
General and administrative	1,618	657
Total operating expenses	1,618	674
Loss from operations	(1,618)	(674)
Other income (expense)
Interest expense, net	(1,344)	(1,035)
Initial and change in fair value of derivative liability	2,324	(4,103)
Gain (loss) on extinguishment of debt	333	(141)
Amortization of debt discount	(1,809)	(398)
Total other income (expense)	(496)	(5,677)
Loss before provision for income taxes	(2,114)	(6,351)
Provision for income taxes	—	—
Net loss	(2,114)	(6,351)
Accrued and deemed dividends	(620)	(2,054)
Net Loss Applicable to Common Stockholders	$(2,734)	$(8,405)
Net loss per share - Common Stockholders, basic and diluted	$(1.18)	$(12.84)
Weighted average shares outstanding, basic and diluted	2,307,534	654,700

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(in thousands, except share and per share amounts)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance as of December 31, 2020	100	-	40	$-	3,458	-	361	-	560,140	$3	$29,869	$(44,612)	$-	$(14,740)
Accrued and deemed dividend	-	-	-	-	-	-	-	-	-	-	541	(2,054)	-	$(1,513)
Reclassification of derivative from equity	-	-	-	-	-	-			-	-	(3,462)	-	-	$(3,462)
Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	-	-	10,340	-	(1)	-	-	$(1)
Issuance of warrants and common stock with convertible notes	-	-	-	-	-	-	-	-	35,764	-	316	-	-	$316
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	168,301	1	534	-	-	$535
Issuance of Common Stock for Series E Conversion	-	-	-	-	(132)	-	-	-	1,852	-	3	-	-	$3
Issuanceof Common Stock for Series F conversion	-	-	-	-	-	-	(3)	-	77,549	1	106	-	-	$107
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,351)	-	(6,351)
Balance as of December 31, 2021	100	$-	40	$-	3,326	$-	358	$-	853,946	$5	$27,906	$(53,017)	$-	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(620)	-	$(620)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	12,500	-	18	-	-	$18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	12,721	-	28	-	-	$28
Issuance of common stock with term loan	-	-	-	-	-	-	-	-	19,231	-	11	-	-	$11
Conversion of Series E Preferred to common stock	-	-	-	-	(3,059)	-	-	-	2,035,306	12	5,044	-	-	$5,056
Conversion of Series F Preferred to common stock	-	-	-	-	-	-	(358)	-	233,127	2	541	-	-	$543
Repurchase of common stock	-	-	-	-	-	-	-	-	(5,954)	-	-	-	(2)	$(2)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,114)	-	$(2,114)
Balance as of December 31, 2022	100	$-	40	$-	267	$-	-	$-	3,160,877	$19	$33,548	$(55,751)	$(2)	$(22,186)

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash Flows Used in Operating Activities:
Net loss	$(2,114)	$(6,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,809	398
Accrued interest expense	1,344	1,035
Derivative (income) expense	(2,324)	4,103
(Gain)/Loss on debt extinguishment	(333)	141
Changes in operating assets and liabilities:
Prepaid expenses	73	(120)
Accounts payable	68	94
Accrued expenses	62	35
Net Cash Used in Operating Activities	(1,415)	(665)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable, net of original issue discounts	2,300	840
Notes payable issuance costs	(346)	(101)
Repurchase of common stock	(2)	-
Repayment of principal and interest on notes payable	(581)	-
Net Cash Provided by Financing Activities	1,371	739
Net increase (decrease) in cash	(44)	75
Cash – Beginning of Year	76	1
Cash - End of Year	$32	$76
Supplementary Cash Flow Information:
Cash paid for interest	94	-
Cash paid for taxes	-	-

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of Series E Preferred	$5,056	$116
Issuance of common stock for conversion of Series F Preferred	543	3
Debt discounts for issuance costs, warrants and derivatives	20	320
Issuance of common stock for conversion of convertible notes	554	554
Reclassification of derivative liability	-	3,462
Accrued and deemed dividends	620	2,054

The accompanying notes are an integral part of these consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Organization and Business Operations

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries, MDRNA Research, Inc. (“MDRNA”), Cequent Pharmaceuticals, Inc. (“Cequent”), Atossa Healthcare, Inc. (“Atossa”), and IThenaPharma, Inc. (“IThena”) (collectively “Adhera,” we or the “Company”), is an emerging specialty biotech company that, to the extent that resources and opportunities become available, is focused on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes.

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

On August 20, 2021, we as licensee entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). We refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

Under the original terms of the MLR-1023 Agreement, if the Company failed to raise $4.0 million within 120 days of the effective date of the agreement then the MLR-1023 Agreement would immediately terminate unless, by 120 days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 days would be provided to allow for the completion of the raise (the “Raise Requirement”).

On October 20, 2021, we as licensee expanded the exclusive licensing agreement with Melior I to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On November 17, 2021, Melior I extended the Company’s timeline from 120 days to 180 days from the effective of the MLR-1023 Agreement for the Raise Requirement, by 180 days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 days shall be provided to allow for the completion of required fundraising.

On February 16, 2022, an addendum to the MLR-1023 Agreement dated August 4, 2021 (the “First Addendum”), was executed by the Company and Melior, which extended the Raise Requirement to June 16, 2022.

On July 20, 2022, the Company and Melior entered into the Second Addendum to the License Agreement (the “Second Addendum”). In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023, in exchange for a $136,921 licensing payment that was made by the Company on July 28, 2022. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the Second Addendum and MLR-1023 Agreement.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

As of December 31, 2022, no performance milestones requiring cash consideration had been met under the MLR-1023 Agreement

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had cash and cash equivalents of approximately $32,000 and has negative working capital of approximately $22.2 million.

The Company has no revenues and has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss and net cash used in operating activities of approximately $2.1 million and $1.4 million, respectively for the year ended December 31, 2022. The Company had a working capital deficit of approximately $22.2 million a stockholders’ deficit of approximately $22.2 million and an accumulated deficit of approximately $55.8 million as of December 31, 2022.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for its our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, the war in Ukraine, federal bank failures or other world-wide events, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022, the Company had approximately $32,000 in cash equivalents.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At December 31, 2022, the Company’s cash balance did not exceed the federal deposit insurance limit.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As of December 31, 2021, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $7.7 million. The value of the derivative liability as of December 31, 2021, was determined by using the binomial lattice model using the following inputs: 0.069% to 1.26% risk free rate, volatility of 255% to 399% and time to maturity of 0 - 0.60 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of December 31, 2021.

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

As of December 31, 2022, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $6.4 million. The value of the derivative liability as of December 31, 2022, was determined by using the binomial lattice model using the following inputs: 3.99% to 4.73% risk free rate, volatility of 177.51% to 315% and time to maturity of 0 – 1.09 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of December 31, 2022.

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$6,386	$6,386
Total	$-	$-	$6,386	$6,386

A roll forward of the level 3 valuation financial instruments is as follows:

	Year Ended December 31, 2022
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2021	$5,336	$2,361	$7,697
Initial valuation of derivative liabilities included in debt discount	1,202	163	1,365
Initial valuation of derivative liabilities included in derivative expense	83	108	191
Reclassification of derivative liabilities to gain on debt extinguishment	-	(351)	(351)
Change in fair value included in derivative expense	(1,546)	(970)	(2,516)
Balance at December 31, 2022	$5,075	$1,311	$6,386

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2021-04 on January 1, 2022. Management determined such adoption did not have a material impact on the overall stockholders’ equity (deficit) in the Company’s consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	December 31,
(in thousands except share and per share data)	2022	2021
Numerator
Net loss	$(2114)	$(6,351)
Preferred stock dividends	(620)	(2,054)
Net Loss allocable to common stockholders	$(2,734)	$(8,405)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	2,307,534	654,700
Net loss per share of common stock, basic and diluted
Net loss per share, basic and diluted	$(1.18)	$(12.84)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2021
Stock options outstanding	19,000	19,203
Convertible notes	4,286,936	2,434,842
Warrants	6,785,914	3,731,263
Series C Preferred Stock	3,334	3,334
Series D Preferred Stock	2,500	2,500
Series E Preferred Stock	183,346	2,162,076
Series F Preferred Stock	-	227,761
Total	11,281,030	8,580,979

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Note 3 – Prepaid Expenses

As of December 31, 2022, prepaid expenses totaled $47,000 and included prepaid insurance and other prepaid operating expenses. As of December 31, 2021, prepaid expenses totaled approximately $120,000 and included prepaid manufacturing expenses for the Company’s clinical development candidate MLR-1019.

Note 4 – Notes Payable and Convertible Promissory Notes

The following table summarizes the Company’s outstanding term loans:

(in thousands)	December 31, 2022	December 31, 2021
2019 Term Loan	$5,677	$5,677
2022 Term Loan	2,365	-
	8,042	5,677
Unamortized discounts and fees	(709)	-
	$7,333	$5,677

As of December 31, 2021 and 2022, the 2019 Term Loan was in default.

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

On November 16, 2022, holders of outstanding promissory notes representing a majority of the outstanding principal and accrued interest of the Notes, agreed to amend the Notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants upon an uplisting financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American, in exchange for the Holders agreeing to forbear repayment of their Notes and accrued interest until the Uplisting Transaction has been completed.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The terms for the amendment of the Notes include no less than the following:

●	The Notes will automatically convert upon the Uplisting Transaction into the Preferred Stock at 90% of the public offering price;
●	In addition, each Holder will receive 0.3 Warrants for every $1.00 of principal on the Holder’s original Note;
●	The shares of Preferred Stock will be subject to a six-month lock-up period from date of issuance; and
●

The Company has agreed to register the Holders’ sale of the shares of common stock issuable upon conversion of the Preferred Stock and upon the exercise of the Warrants such that those shares will be freely tradeable following the up-listtTransaction and expiration of the lock-up period.

The shares of the Preferred Stock will be entitled to vote on an as-converted-to-common basis together with the Company’s common stock. The shares of the Preferred Stock will automatically convert into shares of common stock upon expiration of the lock-up period at the conversion price of a percentage of a 30-day VWAP of common stock.

The interest on the Notes, as accrued through the date of conversion, will convert into common stock at the offering price for the up-list transaction.

The Company recognized approximately $852,000 in interest expense related to the 2019 Term Loan for the year ended December 31, 2022 and for the year ended December 31, 2021. As of December 31, 2022, the debt discount and issuance costs for this term loan were fully amortized.

As of December 31, 2022, the Company had approximately $2.9 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and $2.9 million in accrued interest on the 2019 Term Loan.

2022 Term Loan - May

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

The Company recorded a total debt discount of $1,693,000 including an original issue discount of $222,222, a discount related to issuance costs of $307,800, a discount related to the issuance of common stock of $11,820, and a $1,151,137 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

For the year ended December 31, 2022, the Company recognized approximately $1.1 million related to the amortization of debt discounts and fees and approximately $116,000 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2021.

As of December 31, 2022, the Company has recorded $2,222,222 of outstanding principal, $116,000 of accrued interest in accrued expenses and approximately $603,000 of unamortized discount and issuance expenses on the 2022 Term Loans.

2022 Term Loan – December

On December 14, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue Discount Senior Secured Promissory Note in the principal amount of $142,857 and 158,537 Common Stock Purchase Warrants (“Warrants”) for total purchase price of $100,000. The Company received total consideration of $82,400 after debt issuance costs of $17,600 and an original issue discount of $42,857.

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

The unpaid principal amount of this Note, together with any interest accrued but unpaid thereon, may, at the sole discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company on the closing date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”)

The Warrants are exercisable for a 66 month period (five years and six months) ending June 15, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

The Company recorded a total debt discount of $111,523 including an original issue discount of $42,857, a discount related to issuance costs of $17,600, and a $51,066 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Company’s obligations under the Notes are secured by a first priority lien on all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement, dated May 11, 2022 and among the Company, its wholly-owned subsidiaries, the Purchasers, and the lead investor as the collateral agent.

For the year ended December 31, 2022, the Company recognized approximately $5,500 related to the amortization of debt discounts and fees and approximately $563 in interest expense, respectively. As of December 31, 2022 the principal and interest due was $142,857 of principal and $563, respectively. No interest expense or debt discount was recognized for the same period of 2021.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of December 31, 2022, and December 31, 2022:

(in thousands)	December 31, 2022	December 31, 2021
Convertible Notes	$1,319	$1,516
Unamortized discounts	(67)	(530)
	$1,252	$986

All convertible notes including accrued interest were in default as of the issuance date of this Report. As of December 31, 2022 accrued interest totaled $442,000.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On October 4, 2021, the holder of the Convertible Note converted $26,250 of principal and interest into 26,250 shares of common stock.

On November 29, 2021, the holder of the Convertible Note converted $31,150 of principal and interest into 31,151 shares of common stock.

The total note principal and interest converted during the year ended December 31, 2021, was $168,300 and 168,294 common shares issued were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of $386,000. In addition, derivative fair value of $245,000 relating to the portion of the Note converted was settled resulting in gain on extinguishment of approximately $245,000. The net loss on extinguishment was approximately $141,000.

On January 27, 2022, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.78 as a result of issuance of common stock for a convertible note conversion.

The Company recognized $87,900 in interest expense related to the notes for the year ended December 31, 2022. The Company recognized approximately $96,000 in interest expense related to the notes for the year ended December 31, 2021. As of December 31, 2022, the debt discounts for this Convertible Note were fully amortized.

As of December 31, 2022, the Company had accrued interest on the February 2020 Convertible Note of approximately $189,100.

As of December 31, 2022, the Company remains in default on the repayment of remaining principal of $457,359 and accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

For the year ended December 31, 2022, and December 31, 2021, the Company recognized approximately $10,600 in interest expense related to the notes. As of December 31, 2021, the debt discount and issuance costs for the loan were fully amortized.

As of December 31, 2022, the Company remains in default on the repayment of principal of $58,055 and approximately $26,200 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

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

As of December 31, 2022, 162,800 warrants were outstanding that were issued with the October 2020 convertible note at an exercise price of $0.78.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

For the year ended December 31, 2022, the Company recognized approximately $20,300 in interest expense. For the year ended December 31, 2021, the Company recognized approximately $17,300 in interest expense. For the year ended December 31, 2021, the Company recognized $79,000 related to the amortization of debt discount including debt issuance costs.

As of December 31, 2022, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $39,500.

As of December 31, 2022, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On January 27, 2022, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.98 to $0.78, as a result of a convertible note exercise and the Company issued an additional 17,012 warrants to the note holder.

As of December 31, 2022, 77,330 warrants were outstanding that were issued with the January 2021 convertible note at an exercise price of $0.78.

For year ended December 31, 2022, the Company recognized approximately $9,600 in interest expense. For year ended December 31, 2021, the Company recognized approximately $6,700 in interest expense. For year ended December 31, 2021, the Company recognized $35,000 related to the amortization of debt discount including the amortization of debt issuance costs. As of December 31, 2022, the debt discount and issuance costs on the note were fully amortized.

As of December 31, 2022, the Company has outstanding principal of $52,778 on the note and has recorded approximately $16,400 of accrued interest included in accrued expenses on the accompanying consolidated balance sheet.

As of December 31, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – April 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, 73,398 warrants were outstanding that were issued with the April 2021 convertible note at an exercise price of $0.78.

 During the year ended December 31, 2022, the Company repaid $25,000 of principal on the note. The Company recorded approximately $19,500 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the year ended December 31, 2022, the Company recognized approximately $10,400 in interest expense for the notes. For the year ended December 31, 2021, the Company recognized approximately $6,100 in interest expense for the notes. For the year ended December 31, 2021, the Company recognized approximately $37,500, related to the amortization of debt discount including debt issuance costs.

As of December 31, 2022, the Company has recorded $41,667 of principal and approximately $16,500 of accrued interest for the note on the accompanying consolidated balance sheet. As of December 31, 2022, the debt discount and issuance costs on the note were fully amortized.

As of December 31, 2022, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – June 2021

On June 25, 2021, the Company issued to an accredited investor in and lender to the Company a 5% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,500, for a purchase price of $63,000, net of an original issue discount of $3,500. Additionally, the Company issued to the investor 40,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.90 per share. Upon subsequent down-round equity sales by the Company, the number of shares issuable upon exercise of the Warrant shall be proportionately adjusted such that the aggregate exercise price of this Warrant shall remain $76,000 which is a full ratchet price protection provision.

The note matures one year from issuance, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $1.50 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $1.60 per share for more than three (3) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect.

The obligations of the Company under the Note are secured by a senior lien and security interest in all assets of the Company.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On December 25, 2022, the Company defaulted on the extended maturity date of the note.

As of December 31, 2022, 97,436 warrants were outstanding that were issued with the June 2021 convertible note at an exercise price of $0.78.

For the year ended December 31, 2022, the Company recognized approximately $38,700 related to the amortization of debt discount. For the year ended December 31, 2022, the Company recognized approximately $14,000 in interest expense related to the note. For the year ended December 31, 2021, the Company recognized approximately $27,800 related to the amortization of debt discount. For the year ended December 31, 2021, the Company recognized approximately $5,800 in interest expense related to the note.

At December 31, 2022, the Company has recorded $57,000 of outstanding principal and approximately $19,100 of accrued interest. As of December 31, 2022, the debt discount on the note was fully amortized.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The note matured in August 2021 and absent an event of default provides for an interest rate of 10% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $1.50 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any Nine consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. On November 9, 2021, the Company defaulted on certain covenants in the note and the interest rate on the note reset to 24% per annum.

In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Warrants are initially exercisable for a period of five years at a price of $1.90 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant.

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

As of December 31, 2022, 97,436 warrants were outstanding that were issued with the August 11, 2021 convertible note at an exercise price of $0.78.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

For the year ended December 31, 2022, the Company recognized approximately $134,100 related to the amortization of debt discount. For the year ended December 31, 2022, the Company recognized approximately $97,300 in interest expense related to the note. For the year ended December 31, 2021, the Company recognized approximately $86,400 related to the amortization of debt discount. For the year ended December 31, 2021, the Company recognized approximately $15,800 in interest expense related to the note.

At December 31, 2022, the Company has remaining $84,800 of outstanding principal and approximately $48,800 of accrued interest. As of December 31, 2022, the debt discount on the note was fully amortized.

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

The Warrants are initially exercisable for a period of five years at a price of $1.90 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the warrant

The Company incurred approximately $30,000 in debt issuance costs. The Company also issued 5,631 shares of common stock to the investment banker as a commission on the note.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, 97,436 warrants were outstanding that were issued with the August 17, 2021 convertible note at an exercise price of $0.78.

For the year ended December 31, 2022, the Company recognized approximately $140,600 related to the amortization of debt discount. For the year ended December 31, 2022, the Company recognized approximately $50,400 in interest expense related to the note. For the year ended December 31, 2021, the Company recognized approximately $62,600 related to the amortization of debt discount. For the year ended December 31, 2021, the Company recognized approximately $15,400 in interest expense related to the note.

At December 31, 2022, the Company has recorded $220,500 of outstanding principal and approximately $65,800 of accrued interest and $17,300 of unamortized discounts. As of December 31, 2022, the debt discount on the note was fully amortized.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 2,977 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet. In addition during the year, the Company repaid an additional $31,042 of principal and $8,905 of interest on the note. The Company recorded approximately $96,000 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

For the year ended December 31, 2022, the Company recognized approximately $99,200 related to the amortization of debt discount. For the year ended December 30, 2022, the Company recognized approximately $6,500 in interest expense related to the note. For the year ended December 31, 2021, the Company recognized approximately $32,000 related to the amortization of debt discount. For the year ended December 31, 2021, the Company recognized approximately $3,200 in interest expense related to the note.

At December 31, 2022, the Company has recorded approximately $16,700 of outstanding principal and approximately $811 of accrued interest. As of December 31, 2022, the debt discount on the note was fully amortized.

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

The warrants are exercisable for three-years from October 7, 2021, at an exercise price of $1.90 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

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

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 2,977 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet. In addition, the Company repaid an additional $31,042 of principal and $8,905 of interest on the note during the year ended December 31, 2022. The Company recorded approximately $98,000 gain on debt extinguishment related to the settlement of the derivative liability as a result of repayment of the note.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

For the year ended December 31, 2022, the Company recognized approximately $100,300 related to the amortization of debt discounts. For the year ended December 31, 2022, the Company recognized approximately $6,600 in interest expense related to the note. For the year ended December 31, 2021, the Company recognized approximately $30,900 related to the amortization of debt discounts. For the year ended December 31, 2021, the Company recognized approximately $3,100 in interest expense related to the note.

At December 31, 2022, the Company has recorded $16,700 of outstanding principal and approximately $811 of accrued interest. As of December 31, 2022, the debt discount on the note was fully amortized.

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

On September 16, 2022 the Company default on the repayment of the note and the interest rate reset to 18%. In addition, the Company recognized approximately $32,000 of additional interest expense related to default provisions contained in the note.

For the year ended December 31, 2022, the Company repaid $97,176 of principal and $11,396 of interest on the note. The Company recorded approximately $68,600 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayments on the note.

For the year ended December 31, 2022, the Company recognized approximately $200,000 related to the amortization of debt discounts and approximately $30,700 in interest expense related to the note.

As of December 31, 2022, the Company has recorded $202,300 of outstanding principal, $2,000 of accrued interest and $50,000 of unamortized discount and issuance expenses

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock that may be issuable for warrants and notes with variable conversion features may exceed the Company’s authorized share limit as of December 31, 2022, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Accordingly, for existing embedded conversion options and existing warrants that were not previously accounted for as derivatives, the Company reclassified $3,462,000 from additional paid-in capital to derivative liability on December 31, 2021. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options of approximately $1.6 million was recorded as derivative liabilities of which $1.4 million was allocated as a debt discount and $191,000 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a loss from the initial and change in the derivative liabilities fair value of approximately $2.3 million for the year ended December 31, 2022.

During the year ended December 31, 2022, the fair value of the derivative liabilities was estimated at issuance and at the December 31, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.00 to 1.09 year
Volatility	177.5% to 315%
Risk-free interest rate	1.28% to 4.73%

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

On January 4, 2021, the licensor terminated the licensing agreement with the Company for the commercialization of Prestalia®. As of December 31, 2022 and December 31, 2021, the Company had $24,500 recorded as a liability on the accompanying consolidated balance sheet for royalties due under the agreement.

No royalties were incurred for the years ended December 31, 2022 or 2021.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. As of December 31, 2022, and December 31, 2021, the Company had not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at December 31, 2022, and December 31, 2021

In addition, as of December 31, 2022 and December 31, 2021 the Company owed various officers and directors approximately $22,000 and $42,000, respectively for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A and Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of December 31, 2022, the Company has not filed the certificate of elimination. Each subsequent authorization of Preferred Stock has liquidation preference over the previous Series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 33.33 votes per Series C Preferred share, and is convertible into shares of common stock at a conversion price of $150.00 per share.

As of December 31, 2022, and December 31, 2021, 100 shares of Series C Preferred stock were outstanding.

Series D Preferred

Each share of Series D Preferred has a stated value of $5,000 per share, has a liquidation preference of $300 per share, has voting rights of 62.5 votes per Series D Preferred share and is convertible into shares of common stock at a conversion price of $80.00 per share. The Series D Preferred has a 5% stated dividend rate when, and if declared by the Board of Directors, is not redeemable and has voting rights on an as-converted basis.

As of December 31, 2022, and December 31, 2021, 40 shares of Series D Preferred were outstanding.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company had a total of 1,453,028 warrants issued with Series E Preferred stock outstanding. The warrants expire in 2023 and have an exercise price of $0.78.

The Company had accrued dividends on the Series E Preferred stock of approximately $498,000 and $5.0 million, as of December 31, 2022, and December 31, 2021, respectively.

At December 31, 2022 and December 31, 202, there were 267 and 3,326 Series E shares outstanding, respectively.

Series F Convertible Preferred Shares and Warrants

The Series F Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the holders option and anti-dilution rights. Series F Preferred stock is convertible into shares of common stock at $10.00 Anti-dilution price protection on Series F Preferred stock expired on February 10, 2020. Warrants issued with Series F Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On May 17, 2022, the Company effected the conversion of 358 shares of Series F Preferred stock and accrued dividends of approximately $543,000 into 233,127 shares of unregistered common stock at a conversion rate of $10.00 per share in accordance with the conversion provisions of the certificate of designation.

 As of December 31, 2022, the Company had a total of 154,425 Series F Preferred stock warrants outstanding. The warrants expire in 2023.

The Company had accrued dividends on the Series F Preferred stock of approximately $448,000, as of December 31, 2021. No dividends were accrued as of December 31, 2022.

At December 31, 2022 and December 31, 2021, there were zero and 358 Series F Preferred shares outstanding, respectively.

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

As of December 31, 2022 and December 31, 2021, no Series G Preferred Stock has been issued by the Company.

Common Stock

On June 8, 2021, an investor converted 8 shares of Series E Preferred and accrued dividends of approximately $10,000 into 5,051 shares of common stock.

On June 8, 2021, the Company issued 2,679 shares of common stock to the investor for a cashless exercise of 3,750 warrants.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

During the twelve-month period ending December 31, 2021, the company issued 168,294 common shares upon the conversion of $98,141 principal and $70,160 of accrued interest on the February 2020 convertible note. The common shares issued upon conversions of the note for the period ended December 31, 2021, were valued at fair value based on the quoted trading prices on the conversion dates aggregating approximately $554,000 resulting in a loss on debt extinguishment of approximately $386,000.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Warrants

As of December 31, 2022, there were 6,785,914 common stock warrants outstanding, with a weighted average exercise price of $0.69 per share, and annual expirations as follows:

Warrants issued with:	Shares	2023	2024	2025	2026	2027 and After
Series E Preferred Stock	1,453,028	1,453,028	-	-	-	-
Series F Preferred Stock	154,425	154,425	-	-	-	-
Bridge Loan	1,269,649	-	-	-	-	1,269,649
Convertible Notes (CVN)	3,824,119	-	145,056	3,333,463	345,600	-
Other	84,693	67,756	1,179	162	-	-
Total Warrants	6,785,914	1,675,209	161,831	3,333,625	345,600	1,269,649

 The above table includes 6,720,853 price adjustable warrants including warrants with variable conversion rates and full ratchet protection.

Shares
Warrants as of December 31, 2021	3,731,263
Issued as a result of price adjustments on convertible notes	133,284
Variable quantity of warrants related to the February 2020 note	1,651,718
Warrants issued with 2022 Bridge Note	1,269,649
Warrants as of December 31, 2022	6,785,914

The intrinsic value of outstanding warrants as of December 31, 2022, was approximately $1.7 million.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the convertible notes is therefore, indeterminate. Due to the fact that the number of shares of common stock are indeterminable, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On December 31, 2022 and 2021, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce the conversion price to $0.78 in January 2022 since all of the embedded conversion options in the warrants were treated as derivatives.

Note 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022 and 2021:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	19,568	$20.00
Options expired / forfeited	(365)	$36.60
Outstanding, December 31, 2021	19,203	$19.40
Options expired / forfeited	(203)	$34.00
Outstanding, December 31, 2022	19,000	$19.60
Exercisable, December 31, 2022	19,000	$19.60

No stock options were granted during the years ended December 31, 2021 or 2022.

The following table summarizes additional information on the Company’s stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
19.60	19,000	0.33	$19.60	19,000	$19.60
Totals	19,000	0.33	$19.60	19,000	$19.60

No stock options were issued by the Company during the year ended December 31, 2022.

As of December 31, 2022, the Company had no unrecognized compensation expense related to unvested stock options. Total expense related to stock options was zero for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the intrinsic value of options outstanding or exercisable was zero there were no options outstanding with an exercise price less than $0.82, the per share closing market price of our common stock at that date.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, no performance milestones requiring cash consideration had been met under the agreement.

Licensing Agreement – MLR 1023

On August 20, 2021, we as licensee entered into the exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). We refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

Under the original terms of the MLR-1023 Agreement, if the Company failed to raise $4.0 million within 120 days of the effective date of the agreement then the MLR-1023 Agreement would immediately terminate unless, by 120 days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 days would be provided to allow for the completion of the raise (the “Raise Requirement”).

On October 20, 2021, we as licensee expanded the exclusive licensing agreement with Melior I to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On November 17, 2021, Melior I extended the Company’s timeline from 120 days to 180 days from the effective of the MLR-1023 Agreement for the Raise Requirement, by 180 days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 days shall be provided to allow for the completion of required fundraising.

On February 16, 2022, an addendum to the MLR-1023 Agreement dated August 4, 2021 (the “First Addendum”), was executed by the Company and Melior, which extended the Raise Requirement to June 16, 2022.

On July 20, 2022, the Company and Melior entered into the Second Addendum to the License Agreement (the “Second Addendum”). In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023, in exchange for a $136,921 licensing payment that was made by the Company on July 28, 2022. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the Second Addendum and MLR-1023 Agreement.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

As of December 31, 2022, no performance milestones requiring cash consideration had been met under the MLR-1023 Agreement

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On February 16, 2022, an addendum to the MLR-1023 Agreement dated August 4, 2021 (the “First Addendum”), was executed by the Company and Melior, which extended the requirement by the Company to raise $4 million (the “Raise Requirement”) to June 16, 2022.

On July 18, 2022, the Company and Melior entered into the Second Addendum to the License Agreement (the “Second Addendum”). In accordance with the Second Addendum and subject to the terms and conditions therein, the Raise Requirement was extended to February 1, 2023, in exchange for a $136,921 licensing payment that was made by the Company on July 28, 2022. In addition, the Company was required to hire and retain a Chief Scientific Officer, and raise an additional $500,000 in capital in addition to other requirements set forth in the Second Addendum and MLR-1023 Agreement.

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

As of December 31, 2022, no performance milestones requiring cash consideration had been met under the agreement.

Note 10 - Income Taxes

The Company has identified its federal and Louisiana state tax returns as “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are 2018 through 2022 for federal and 2019 through 2022 for Louisiana. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At December 31, 2022, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $320 million and approximately $7.7 million for Louisiana, which are available to offset future taxable income. Portions of these carryforwards will expire through 2037 if not otherwise utilized. Losses from 2018 and onwards will be carryforward indefinitely. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carryforwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, deferred tax liabilities and valuation allowance as of December 31, 2022, and 2021 are summarized as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,658	$8,402
R&D tax credits carryforwards	8,522	—
Depreciation and amortization	1,170	1,272
Share based compensation	683	647
Other	1251	613
Total deferred tax assets	19,284	10,935
Valuation allowance	(18,991)	(10,935)
Net deferred tax assets	—	—
Deferred tax liabilities:
State deferred	293	—
Net deferred tax Assets	$0	$—

The following is the Company’s rate reconciliation for the years ended December 31, 2022 and 2021:

	2022		2021
Pretax Income/(Loss)	$(2,113,769)		$(6,351,000)

Tax @ Statutory Rate (21%)	(443,891)	21.00%	(1,333,710)	21.00%

Permanent Differences:
Change in Statutory State Tax Rate	(637,312)	30.15%	(808,346)	12.73%
Return To Provision	(6,981,657)	330.29%	515,587	-8.12%
Other Adjustments	133,836	-6.33%	1,095,551	-17.25%
State Tax - Net of Federal Benefit	(125,241)	5.93%	(301,037)	4.74%
Change In Valuation Allowance - State	(1,153,652)	54.58%	932,558	-14.68%
Change In Valuation Allowance - Federal	9,207,918	-435.62%	(100,602)	1.58%
Total	-	0.00%	-	0.00%
Actual Provision	-		-
Difference	-		-

The Company records a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $8 million and decreased $42,000 during 2022 and 2021, respectively.

As of the date of this filing, the Company has not filed its 2022 federal and state corporate income tax returns. The Company expects to file the 2022 return by the extension filing date.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11 - Subsequent Events

Repayment of Principal on March 2022 Convertible Note

On February 1, 2023, the Company repaid $15,000 of outstanding principal and interest on the March 2022 convertible note. On February 17, 2023, the Company repaid $32,500 of outstanding principal and interest. On March 13, 2023, the Company repaid $30,000 of outstanding principal and interest.

Default on Convertible Notes

On February 17, 2023, the Company defaulted on the extended maturity date for the August 17, 2021, convertible note.

Conversion of Principal and Interest on Convertible Note

On January 10, 2023, the holder of the March 15, 2022, convertible note converted $3,839 of principal and $1,661 of interest at $0.5599 per share into 17,861 shares of common stock.

Issuance of Promissory Notes

January 18, 2023

On January 18, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $285,714 and 452,962 Common Stock Purchase Warrants for total purchase price of $200,000. The Company received total consideration of $173,850 after debt issuance costs of $26,150.

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investors in May 2022 by 25%. The principal increase in the May 2022 note totaled $277,777.

February 3, 2023

On February 3, 2023, the Company entered into a Securities Purchase Agreement with an affiliated accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $214,286 and 339,722 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,900 after debt issuance costs of $16,100. On February 10, 2023, the Company amended the Note and warrant and increased the principal amount of the note to $264,857 and issued an additional 84,930 warrants for no additional consideration.

February 16, 2023

On February 16, 2023, the Company entered into a Securities Purchase Agreement with an affiliated accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $214,286 and 339,722 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,850 after debt issuance costs of $16,150.

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 by 25%. The principal increase in the May 2022 note totaled $69,444.

All of the Warrants issued with promissory notes listed above are exercisable for a 66 month period (five years and six months) at an exercise price of $0.82 per share, subject to certain adjustments.

The Notes are due on the earlier of (i) the 12 month anniversary of the issuance date, and (ii) the date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”), provided that unless there is an event of default, the Company may extend the maturity date by six months in its discretion. The Notes bear interest at 8% per annum, payable monthly, subject to an increase to 15% in case of an event of default as provided for therein. Furthermore, at any time before the 12 month anniversary of the date of issuance of a Note, the Company may, after providing written notice to the holder, prepay all of the then outstanding principal amount of the Note for cash in an amount equal to the sum of 105% of the then outstanding principal amount of the Note, accrued but unpaid interest and all liquidated damages and other amounts due in respect of the Note (if any).

The Notes may, at the discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company (the “Convertible Preferred Stock”) on the closing date of the Qualified Financing. In the event of the conversion, the holder will receive a number of shares of Convertible Preferred Stock equal to the quotient obtained by dividing (i) the unpaid principal amount of this Note (together with any interest accrued but unpaid thereon) by (ii) the closing price of the securities issued in the Qualified Financing on the closing date of the Qualified Financing. Upon issuance, the conversion price of the Convertible Preferred Stock will be equal to the closing price of the securities issued in the Qualified Financing, subject to adjustment.

The Company will record a debt discount related to the original issue discount and issuance costs for each note and will evaluate all of the 2023 note terms for derivative accounting treatment.

Licensing Agreement MLR-1023

As of February 1, 2023, the Company had not completed the milestones as defined in the Second Addendum dated July 20, 2022, including raising $500,000 of capital, commenced API manufacturing, nor did the Company complete the $4.0 million Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance.

