Form 10-K/A
period 2022-12-31
Adhera Therapeutics, Inc.
filed 2023-05-02
CIK 737207

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

The registrant had 3,214,454 shares of common stock (including shares not yet issued which are issuable), par value $0.006 per share, outstanding as of April 28, 2023.

Audit Firm ID	Auditor Name	Auditor Location
106	SALBERG & COMPANY, P.A.	Boca Raton, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Adhera Therapeutics, Inc. (the “Company”) for the year ended December 31, 2022 (“Fiscal 2022”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-K to include the information required by and not included in Part III of the 2022 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2022.

In addition, the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 28, 2023, the number of members of our Board of Directors of the Company (the “Board”) is fixed at four. The members of our Board as of such date are as follows:

Name	Age	Position	Director Since
Zahed Subhan	65	Chief Executive Officer and Chairman of the Board	November 2021
Andrew Kucharchuk	43	Vice Chairman of the Board; Acting Chief Financial Officer; Chief Business Officer; Chief Operating Officer	July 2020
Charles Rice	58	Director	July 2020
Trond Waerness	56	Director	April 2021

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Andrew Kucharchuk – Mr, Kucharchuk has served as a director since July 7, 2022, and served as Chief Executive Officer of the Company from July 7, 2020 to September 30, 2022. He has served as Chief Operating Officer since September 30, 2022. He has also served on the Board of Directors of Theralink Technologies, Inc. (“Theralink”) since 2020 after previously serving in such role from September 2015 to March 2017. Previously, he served as President and Chief Financial Officer of Theralink from February 2016 until June 2020, and as Chief Executive Officer of Theralink from November 2019 until June 2020. Mr. Kucharchuk has also served as Acting Chief Financial Officer of Theralink from June 2020 to September 2020.

We believe that Mr. Kucharchuk’s prior executive experience in the pharmaceutical industry, his continued tenure with the Company, as well as his financial background, make him a valuable asset to our Board.

Charles L. Rice – Mr. Rice has served as a director since July 10, 2020. He also served as a member of the Board of Directors of Theralink from November 2015 until June 2020. He was also the President of Entergy New Orleans, Inc. (“Entergy”), an electric and gas utility company, where he served from 2010 to January of 2022.

We believe that Mr. Rice’s prior management and governance experience makes him a valuable asset to our Board.

Trond K. Waerness – Mr. Waerness served as a director of the Company from April 2021 until his resignation on November 3, 2022. He was subsequently reappointed to the Board. Since 2016, Mr. Waerness has founded and co-founded three pharmaceutical services companies including Atna Consulting Services where he has served as President since June 2017.

We believe that Mr. Waerness’ experience in various roles of pharmaceutical commercialization makes him a valuable asset to our Board.

Zahed Subhan – Mr. Subhan has served as a director of the Company since November 2021. He was appointed as the Company’s Chief Scientific Officer on June 17, 2022, Chairman of the Board on September 8, 2022, and Chief Executive Officer on September 30, 2022. He has served as the Chief Executive Officer and director of Aestas Pharma Inc. since 2015. Mr. Subhan has also been a director of Eppin Pharma Inc. (“Eppin”) since 2013, and the Chief Executive Officer of Eppin from 2013 to 2018.

We believe that Mr. Subhan’s extensive experience in the pharmaceutical and biotechnology industries makes him a valuable asset to our Board.

Executive Officers of Our Company

Biographical information concerning Zahed Subhan, Chief Executive Officer and Chairman of the Board and Andrew Kucharchuk, our Chief Operating Officer, who also serves as Vice Chairman of the Board, is set forth above. No other executive officers are employed or are contracted by the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the year ended December 31, 2022. None of our officers or directors are owners of our common stock or other equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid, distributed or accrued by us during for the years ended December 31, 2022 and 2021 by our principal executive officer our only highly compensated executive officer who served during 2022 and 2021 (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus	Total ($)

Zahed Subhan(1)	2022	$150,000	-	$150,000
Chief Executive Office
Andrew Kucharchuk(2)	2022	$250,000	$35,000	285,000
Chief Business Officer	2021	186,000	-	186,000

(1)	Mr. Subhan served as our Chief Scientific Officer from June 17, 2022 to September 30, 2022 when he was appointed as Chief Executive Officer of the Company.

(2)	Mr. Kucharchuk served as our Chief Executive Officer from July 7, 2020 to September 30, 2022 when he was appointed as Chief Business Officer of the Company.

Zahed Subhan’s Employment Agreement

Pursuant to the amendment to the Melior Agreement described above, the Company was required to hire a Chief Scientific Officer by June 16, 2022. On June 17, 2022, the Board approved and authorized the Company’s hiring of Zahed Subhan, a director of the Company, as the Company’s Chief Scientific Officer. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Subhan under which Mr. Subhan is entitled to a base salary of $300,000 and will also be eligible to receive an annual incentive bonus if certain performance milestones and criteria mutually agreed by Mr. Subhan and the Board are met. The Employment Agreement provides that Mr. Subhan’s employment is at will, but if his employment is terminated without cause by the Company or for good reason by Mr. Subhan, Mr. Subhan will be entitled to severance payments as follows: (a) if the termination is within the first six months of his employment, an amount equal to three-fourths of his annual base salary, or nine months’ severance, and (b) if such termination is after the first six months of his employment, an amount equal to his annual base salary, or twelve months’ severance; plus the continuation of certain benefits for the applicable severance period. The term “cause” is defined as gross negligence, willful misconduct or embezzlement in the course of Mr. Subhan’s employment or service, and the phrase “good reason” is defined as (a) a material reduction or diminution in position, duties or responsibilities, (b) a material reduction in base salary or benefits, (c) the failure of any successor entity to assume and honor the material terms and conditions of the Employment Agreement, or (d) the Company violates a material term or condition of the Employment Agreement.

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

Outstanding Equity Awards at Fiscal Year-end Table

There were no outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

Director Compensation

The following table sets forth information concerning compensation for services rendered by our independent directors for the year ended December 31, 2022. However, for information about the compensation paid to those of our directors who are also Named Executive Officers, see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Charles Rice	$24,000	$24,000
Trond Waerness	27,250	27,250
Zahed Subhan (1)	25,002	25,002

Total:	$76,252	$76,252

(1)	Mr. Zahed Subhan’s fees earned for 2022 were pursuant to an agreement dated November 1, 2021, between Mr. Subhan and the Company which provides for payment of $4,167 per month for services rendered as a member of our Board of Directors and for scientific consulting. On June 17, 2022, Mr. Subhan was appointed at the Company’s Chief Scientific Officer and was appointed as Chief Executive Officer on September 30, 2022.

Director Compensation Program

Our director compensation program generally entails paying our non-employee directors cash fees for their services. With the exception of Mr. Subhan, who prior to his employment on June 17, 2022, was entitled to receive monthly payments of $4,167, or $50,000 per year for services rendered as a member of the Board and for scientific consulting, and Mr. Waerness, who until September 8, 2022, was entitled to an annual cash payment of $30,000 (payable quarterly) for his services as Chairman of the Board, our compensation program for directors for 2022 consisted of an annual cash payment of $24,000 per year, payable quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2023, by: (i) each current director of our Company; (ii) each executive officer (named executive officer); (iii) all current executive officers and directors of our Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

Percentage of beneficial ownership is calculated based on 3,214,454 shares of common stock outstanding as of April 28, 2023. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 28, 2023.

To calculate a stockholder’s percentage of beneficial ownership of common stock, we must include in the numerator and denominator those shares of common stock underlying options, warrants and convertible securities that such stockholder is considered to beneficially own. Shares of common stock underlying options, warrants and convertible securities held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

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

Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership (1)	Percent of Class (1)	Percent of Class after the Offering (1)
Officers and Directors:
Andrew Kucharchuk	-	*		%
Charles Rice	-	*		%
Trond Waerness	-	*		%
Zahed Subhan	-	*		%
All officers and directors as a group (4 persons)		*

5% Stockholders:
Vuong Trieu, Ph.D. (2)	589,736	15.50%		%
Raymond Debane. (3)	310,262	8.80%		%
ELI Properties Trust. (4)	272,762	7.82%		%
Steven Newby. (5)	233,445	7.10%

* Less than 1%.

(1)	Applicable percentages are based on 3,214,454 shares of common stock outstanding as of April 30, 2023. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after the date of determination, whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Dr. Trieu previously served as an executive officer and as a director of our company. Includes 130,922 shares of common stock and exercisable warrants to purchase 56,775 shares of common stock held by Dr. Trieu. Also includes 115,618 shares held by Autotelic LLC, of which entity Dr. Trieu serves as an executive officer, and 4,311 shares held by LipoMedics Inc., of which entity Dr. Trieu serves as Chairman of the Board and as an executive officer. Also includes the following shares held by Autotelic Inc., of which entity Dr. Trieu serves as Chairman of the Board: (i) 146,764 shares of common stock; (ii) presently exercisable warrants to purchase 135,349 shares of common stock. Information based on a Schedule 13D/A filed with the SEC on April 27, 2018.

(3)	Includes 143,211 shares of common stock, 150,000 warrants to purchase commons stock, 17,051 shares issuable upon the conversion of Series E Preferred Stock and does not include 110,721 shares issuable upon the conversion of outstanding Series E Preferred Stock including accrued dividends as of April 28, 2023, as a result of a 4.99% blocker.

(4)	Includes 143,211 shares of common stock, 112,500 warrants to purchase commons stock, 17,051 shares issuable upon the conversion of Series E Preferred Stock and does not include 41,803 shares issuable upon the conversion of outstanding Series E Preferred Stock including accrued dividends as of April 28, 2023 as a result of a 4.99% blocker.

(5)	Includes 158,445 shares of common stock and 75,000 warrants currently exercisable for common stock.

Equity Compensation Plan Information

The following table provides aggregate information as of the end of the year ended December 31, 2022, with respect to all of the compensation plans under which our common stock is authorized for issuance, including our 2014 Long-Term Incentive Plan and our 2018 Long-Term Incentive Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	-	$-	446,500
Equity compensation plans not approved by security holders (1)	19,000	$19.60	-
Total	19,000	$19.60	446,500

(1)	Consists of stock options grant to non-employees during the year ended 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. Our Code of Business Conduct and Ethics requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Board, which must review and approve the transaction in writing in advance. In reviewing such transactions, the Board considers the relevant available facts and circumstances.

Related Party Transactions

There have been no related party transactions since January 1, 2021, in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Amendment, as applicable.

Director Independence

The Board utilizes the Nasdaq’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board has determined that with the exception of Mr. Subhan and Mr. Kucharchuk, each of our directors is independent directors within the meaning of the Nasdaq independence standards. In making this independence determination, the Board did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 28, 2021, the Board of Directors of the Company approved the dismissal of Baker Tilly USA, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm and approved the appointment of Salberg & Company (“Salberg”) as the Company’s new independent registered public accounting firm to perform independent audit and attestation services for the year ended December 31, 2021 and 2022.

The following table sets forth the fees billed to the Company for professional services rendered by Salberg for the years ended December 31, 2022 and 2021:

Services	2022($)	2021($)*
Audit Fees (1)	$81,000	$65,000
Audit-Related fees (2)	22,000	-
Tax fees (3)	-	-
Total fees	$103,000	$65,000

*Does not include amounts billed to us by Baker Tilly, LLP, our former public accounting firm, during the applicable period.

(1)	Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q and (iv) services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees – These consisted principally of the aggregate fees related to audits or other fees that are not included in Audit Fees.

(3)	Tax Fees – These consist of professional services rendered in connection with tax compliance, tax planning and federal and state tax returns.

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

Our consolidated financial statements are set forth in Part II, Item 8 of our Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

No financial statement schedules have been filed as part of our Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(3)	Exhibits required by Regulation S-K

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference)
3.8	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock dated January 17, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2007, incorporated herein by reference)

3.9	Amended Designation, Rights, and Preferences of Series A Junior Participating Preferred Stock, dated June 10, 2008 (filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.10	Certificate of Designations or Preferences, Rights and Limitations of Series B Preferred Stock dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, incorporated herein by reference)
3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, incorporated herein by reference)
3.12	Certificate of Designation of Rights, Preferences and Privileges of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 5, 2015, incorporated herein by reference)
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 16, 2018, incorporated herein by reference)
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2018, incorporated herein by reference)
3.15	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference)
3.16	Certificate of Amendment to the Certificate of Incorporation dated September 30, 2022 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 6, 2022, and incorporated herein by reference)
10.1#	License Agreement dated as of March 20, 2009 by and between Novartis Institutes for BioMedical Research, Inc. and the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, and incorporated herein by reference)
10.2†	2014 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 15, 2014, and incorporated herein by reference)
10.3#	License Agreement dated February 6, 2017 between the Registrant and Lipomedics Inc. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and incorporated herein by reference)
10.4†	Settlement Agreement, dated April 4, 2019, by and between Adhera Therapeutics, Inc. and Robert C. Moscato, Jr. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 4, 2019, and incorporated herein by reference)
10.5	Form of Subscription Agreement used in connection with the offering of the Series F Convertible Preferred Stock of the Registrant (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference)
10.6	2018 Long-Term Incentive Plan of the Registrant (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference)
10.7	Security Agreement, dated as of June 26, 2020, among the Registrant, IThena Pharma, Inc., Cequent Pharmaceuticals, Inc., MDRNA Research, Inc., the purchasers of secured promissory notes identified on the signature pages thereto, and Jeff S. Phillips as agent (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2020, and incorporated herein by reference)
10.8	Securities Purchase Agreement dated as of February 5, 2020 between the Registrant and the purchasers identified in the signature pages thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2020, incorporated herein by reference)
10.9†	Consulting Agreement, dated July 7, 2020, by and between Adhera Therapeutics, Inc. and Andrew Kucharchuk (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2020, and incorporated herein by reference)

10.10	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals II, LLC dated July 28, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2021, and incorporated herein by reference)
10.11	License Agreement between Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 (filed as Exhibit 10.11 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.12	Addendum to License Agreement Adhera Therapeutics, Inc. and Melior Pharmaceuticals I, LLC dated August 20, 2021 dated February 16, 2022 (filed as Exhibit 10.12 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.13	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on August 18, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2021, and incorporated herein by reference)
10.14	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 8, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 13, 2021, and incorporated herein by reference)
10.15	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on October 7, 2021 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2021, and incorporated herein by reference)
10.16	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 15, 2022 (filed as Exhibit 10.16 to our Form S-1 dated December 2, 2022, and incorporated herein by reference)
10.17	Form of Securities Purchase Agreement dated May 11, 2022 (filed as Exhibit 10.6 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.18	Form of Senior Secured Original Issue Discount Promissory Note dated May 11, 2022 (filed as Exhibit 10.4 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.20	Form of Warrant dated May 11, 2022 (filed as Exhibit 10.5 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.21	Form of Security Agreement dated May 11, 2022 (filed as Exhibit 10.6 on our Quarterly Report on Form 10-Q dated May 16, 2022, and incorporated herein by reference)
10.22	Second Addendum to the License Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 4, 2022, and incorporated herein by reference)
10.23	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on December 15, 2022 and January 18, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated January 26, 2023, and incorporated herein by reference)
10.24	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on February 16, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated February 23, 2023, and incorporated herein by reference)
10.25	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 2, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated March 8, 2023, and incorporated herein by reference)
10.26†	Employment Agreement with Andrew Kucharchuk dated July 5, 2021 (filed as Exhibit 10.16 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
10.27†	Agreement with Zahed Subhan dated November 1, 2021 (filed as Exhibit 10.17 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
10.28	Code of Business Conduct and Ethics (filed as Exhibit 10.18 to the Amendment to our Annual Report on Form 10-K dated April 29, 2022 and incorporated herein by reference)
23.1	Consent of Salberg & Company, P.A., Independent Registered Public Accounting Firm (filed as Exhibit 23.1 on our Annual Report on Form 10-K dated March 31, 2023)
31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 on our Annual Report on Form 10-K dated March 31, 2023)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 on our Annual Report on Form 10-K dated March 31, 2023)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.
#	Exhibits and/or Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish to the SEC upon request any omitted information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADHERA THERAPEUTICS, INC.

Date: May 2, 2023	By:	/s/ Zahed Subhan
Zahed Subhan
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Operating Officer (Principal Financial Officer)

