Form 10-Q
period 2023-03-31
Adhera Therapeutics, Inc.
filed 2023-05-22
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 22, 2023, there were 3,489,454 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$69	$32
Prepaid expenses	35	47
Total current assets	104	79
Total assets	$104	$79
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,410	$2,397
Due to related parties	21	26
Accrued expenses	4,725	4,373
Accrued dividends	525	498
Term loans, net	8,398	7,333
Convertible notes payable, net of discounts	1,228	1,252
Derivative liability	5,890	6,386
Total current liabilities	23,197	22,265
Total liabilities	23,197	22,265
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding as of March 31, 2023 and December 31, 2022. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares designated; 40 shares issued and outstanding as of March 31, 2023, and December 31, 2022. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares designated; 267 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively. ($1,859,787 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares designated; no shares issued and outstanding as of March 31, 2023, and December 31, 2022.	—	—
Series G convertible preferred stock, $0.01 par value; 6,000 shares designated; no shares issued and outstanding as of March 31, 2023, and December 31, 2022.	—	—

Common stock, $0.006 par value; 180,000,000 shares authorized, 3,178,738 and 3,160,877 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	33,553	33,548
Accumulated deficit	(56,663)	(55,751)
Treasury Stock (5,594 shares)	(2)	(2)
Total stockholders’ deficit	(23,093)	(22,186)
Total liabilities and stockholders’ deficit	$104	$79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three-Months Ended March 31,
	2023	2022
Operating expenses
General and administrative	$353	$260
Total operating expenses	353	260
Loss from operations	(353)	(260)
Other income (expense)
Interest expense, net	(334)	(311)
Initial and change in fair value of derivative liability	717	667
Gain on extinguishment of debt	39	5
Loan inducement fee	(347)	—
Amortization of debt discount	(608)	(175)
Total other income (expense)	(533)	186
Loss before provision for income taxes	(533)	(74)
Provision for income taxes	—	—
Net loss	(886)	(74)
Accrued and deemed dividends	(26)	(364)
Net Loss Applicable to Common Stockholders	$(912)	$(438)
Net loss per share - Common Stockholders, basic and diluted	$(0.29)	$(0.51)
Weighted average shares outstanding, basic and diluted	3,176,952	858,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Stock	Total

Balance as of December 31, 2021	100	$-	40	$-	3,326	-	358	-	853,946	$5	$27,906	$(53,017)	$-	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(364)	-	$(364)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	12,500	-	18	-	-	$18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	12,721	-	28	-	-	$28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(74)		$(74)
Balance as of March 31, 2022	100	$-	40	$-	3,326	$-	358	$-	879,167	5	$27,952	$(53,455)	$-	$(25,498)

Balance as of December 31, 2022	100	-	40	-	267	$-	-	$-	3,160,877	$19	$33,548	$(55,751)	$(2)	$(22,186)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(26)	-	$(26)
Issuance of Common stock for convertible note conversions	-	-	-	-	-	-	-	-	17,861	-	5	-	-	$5
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(886)	-	$(886)
Balance as of March 31, 2023	100	$-	40	$-	267	$-	-	$-	3,178,738	$19	$33,543	$(56,663)	$(2)	$(23,093)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three-Months Ended March 31,
	2023	2022
Cash Flows Used in Operating Activities:
Net loss	$(886)	$(74)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	608	175
Accrued interest expense	334	311
Derivative (income) expense	(717)	(667)
Loan inducement fee	347	-
(Gain)/Loss on debt extinguishment	(39)	(5)
Changes in operating assets and liabilities:
Prepaid expenses	12	(10)
Accounts payable	8	8
Accrued expenses	23	46
Net Cash Used in Operating Activities	(310)	(216)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable, net of original issue discounts	500	200
Notes payable issuance costs	(58)	(20)
Repayment of principal and interest on notes payable	(95)	-
Net Cash Provided by Financing Activities	347	180
Net increase (decrease) in cash	37	(36)
Cash – Beginning of Period	32	76
Cash - End of Period	$69	$40
Supplementary Cash Flow Information:
Cash paid for interest	$4	-
Cash paid for taxes	-	-

Non-cash Investing and Financing Activities:
Debt discounts for issuance costs, warrants and derivatives	$265	$18
Issuance of common stock for conversion of convertible notes	-	$28
Accrued and deemed dividends	$26	$364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

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

On August 20, 2021, we as licensee, entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). We refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

Under the original terms of the MLR-1023 Agreement, if the Company failed to raise $4.0 million within 120 days of the effective date of the agreement, then the MLR-1023 Agreement would immediately terminate unless, by 120 days Adhera was in the process of completing transactions to complete the fundraising then an additional 30 days would be provided to allow for the completion of the raise (the “Raise Requirement”).

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

As of March 31, 2023, no performance milestones requiring cash consideration had been met under the MLR-1023 Agreement.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had approximately $69,000 of cash and has negative working capital of approximately $23.1 million.

The Company has no revenues and has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss and net cash used in operating activities of approximately $886,000 and $310,000, respectively for the three months ended March 31, 2023. The Company had a working capital deficit of approximately $23.1 million, a stockholders’ deficit of approximately $23.1 million and an accumulated deficit of approximately $56.7 million as of March 31, 2023.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, the war in Ukraine, federal bank failures or other world-wide events, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, divesting development assets or reducing discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023, the Company had approximately $69,000 in cash.

The Company deposits its cash with a major financial institution that may at times exceed the federally insured limit. As of March 31, 2023, the Company’s cash balance did not exceed the federal deposit insurance limit.

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

As of March 31, 2023, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $5.9 million. The value of the derivative liability as of March 31, 2023, was determined by using the binomial lattice model using the following inputs: 3.36% to 4.64% risk free rate, volatility of 177.51% to 315% and time to maturity of 0 – 1.10 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of March 31, 2023.

	Fair Value Measurements at March 31, 2023
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$5,890	$5,890
Total	$-	$-	$5,890	$5,890

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	Three Months Ended March 31, 2023
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2022	$5,075	$1,311	$6,386
Initial valuation of derivative liabilities included in debt discount	265	-	265
Initial valuation of derivative liabilities included in derivative expense	422	-	422
Reclassification of derivative liabilities to gain on debt extinguishment	-	(44)	(44)
Change in fair value included in derivative expense (income)	(970)	(169)	(1,139)
Balance at December 31, 2022	$4,792	$1,098	$5,890

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

Convertible Debt and Warrant Accounting

Debt with warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the relative fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as additional paid-in capital in the Company’s consolidated balance sheets if the warrants are not treated as a derivative. The Company determines the fair value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”), the binomial model or the Monte Carlo Method based upon the underlying conversion features of the debt and then computes and records the relative fair value as a debt discount. If the warrant is treated as a derivative liability, the derivative liability is recorded at fair value and the difference between the derivative liability and debt discount is recorded as an initial derivative expense. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

Recently Issued Accounting Pronouncements

Recently Adopted

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	March 31,
(in thousands except share and per share data)	2023	2022
Numerator
Net loss	$(886)	$(74)
Preferred stock dividends	(26)	(364)
Net Loss allocable to common stockholders	$(912)	$(438)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	3,176,952	858,959
Net loss per share of common stock, basic and diluted
Net loss per share, basic and diluted	$(0.29)	$(0.51)

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

The following number of shares have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	March 31,
	2023	2022
Stock options outstanding	19,000	19,000
Convertible notes	5,645,582	2,695,061
Warrants	9,370,490	3,965,804
Series C Preferred Stock	3,334	3,334
Series D Preferred Stock	2,500	2,500
Series E Preferred Stock	185,980	2,194,844
Series F Preferred Stock	-	231,360
Total	15,226,886	9,111,903

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

Note 3 – Prepaid Expenses

As of March 31, 2023, and December 31, 2022, prepaid expenses totaled approximately $35,000 and $47,000, respectively and included prepaid insurance and other prepaid operating expenses.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

Note 4 – Notes Payable and Convertible Promissory Notes

The following table summarizes the Company’s outstanding term loans:

(in thousands)	March 31, 2023	December 31, 2022
2019 Term Loan	$5,677	$5,677
2022 Term Loans	2,712	2,365
2023 Term Loans	768	-
	9,157	8,042
Unamortized discounts and fees	(759)	(709)
	$8,398	$7,333

As of March 31, 2023, the 2019 Term Loan was in default. On May 11, 2023, the Company defaulted on the 2022 Term Loans. (see note 11).

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

On April 19, 2022, a majority of the noteholders of the secured non-convertible promissory notes of the Company issued between June 18, 2019, and August 5, 2019, which matured on August 5, 2020, consented to forbear collection efforts until September 30, 2022. Accordingly, the collateral agent for the noteholders in consideration of the signed noteholder agreements agreed to forbear all notes outstanding.

On November 16, 2022, holders of outstanding promissory notes representing a majority of the outstanding principal and accrued interest of the Notes, agreed to amend the Notes to make them automatically convertible into units consisting of a new series of convertible preferred stock and warrants upon an up listing financing transaction in which the Company’s common stock is listed on The Nasdaq Capital Market or the NYSE American, in exchange for the Holders agreeing to forbear repayment of their Notes and accrued interest until the Up listing Transaction has been completed.

The terms for the amendment of the Notes include no less than the following:

●	The Notes will automatically convert upon the Uplisting Transaction into the Preferred Stock at 90% of the public offering price;
●	In addition, each Holder will receive 0.3 Warrants for every $1.00 of principal on the Holder’s original Note;
●	The shares of Preferred Stock will be subject to a six-month lock-up period from date of issuance; and
●	The Company has agreed to register the Holders’ sale of the shares of common stock issuable upon conversion of the Preferred Stock and upon the exercise of the Warrants such that those shares will be freely tradeable following the up-list transaction and expiration of the lock-up period.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

The Company recognized approximately $210,000 in interest expense related to the 2019 Term Loan for both of the three months ended March 31, 2023, and 2022. As of March 31, 2023, the debt discount and issuance costs for the term loan were fully amortized.

As of March 31, 2023, the Company had approximately $3.1 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and $3.1 million in accrued interest on the 2019 Term Loan.

2022 Term Loan – May

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

The Warrants are exercisable for a 66-month period (five years and six months) ending November 11, 2027, at an exercise price of $0.80 per share, subject to certain adjustments.

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

On January 10, 2023, the conversion price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

During the three months ended March 31, 2023, the Company increased the outstanding principal amount of the notes by $347,222 as an incentive to invest in the 2023 Bridge Loans and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

For the three months ended March 31, 2023, the Company recognized approximately $417,500 of expense related to the amortization of debt discounts and fees and approximately $44,400 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of March 31, 2023, the Company has recorded $2,569,444 of outstanding principal, $165,670 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $185,500 of unamortized discount and issuance expenses on the 2022 Term Loans.

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

The unpaid principal amount of this Note, together with any interest accrued but unpaid thereon, may, at the sole discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company on the closing date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”).

The Warrants are exercisable for a 66-month period (five years and six months) ending June 15, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

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

On January 10, 2023, the conversion price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

For the three months ended March 31, 2023, the Company recognized approximately $27,500 related to the amortization of debt discounts and fees and approximately $2,800 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of March 31, 2023, the Company has recorded $142,857 of outstanding principal, $3,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $78,500 of unamortized discount and issuance expenses on the 2022 December Term Loan.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

2023 Term Loans

January 18, 2023

On January 18, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company issued and sold the investors a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $285,714 and 452,962 Common Stock Purchase Warrants for total purchase price of $200,000. The Company received total consideration of $173,850 after debt issuance costs of $26,150.

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 by 25%. The principal increase in the May 2022 note totaled $277,777. The Company recorded $277,777 as a loan inducement fee related to the notes.

The Notes are due on the earliest to occur of (i) the 12-month anniversary of the original issuance date of the Notes, or January 18, 2024, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The unpaid principal amount of this Note, together with any interest accrued but unpaid thereon, may, at the sole discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company on the closing date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”).

The Warrants are exercisable for a 66-month period (five years six months) ending July 18, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

The Company recorded a total debt discount of $203,000 including an original issue discount of approximately $85,700, a discount related to issuance costs of $26,200, and a $91,100 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

For the three months ended March 31, 2023, the Company recognized approximately $40,600 related to the amortization of debt discounts and fees and approximately $4,600 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of March 31, 2023, the Company has recorded $285,714 of outstanding principal, $4,600 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $162,400 of unamortized discount and issuance expenses on the note.

February 3, 2023

On February 3, 2023, the Company entered into a Securities Purchase Agreement with an affiliated accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $267,857 and 424,652 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,900 after debt issuance costs of $16,100.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

The Notes are due on the earliest to occur of (i) the 12-month anniversary of the original issuance date of the Notes, or February 3, 2024, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

The unpaid principal amount of this Note, together with any interest accrued but unpaid thereon, may, at the sole discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company on the closing date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”)

The Warrants are exercisable for a 66-month period (five years and six months) ending August 3, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

The Company recorded a total debt discount of approximately $224,000 including an original issue discount of approximately $64,300 a discount of approximately $53,600 as a loan inducement fee, a discount related to issuance costs of $16,100, and a $90,000 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

For the three months ended March 31, 2023, the Company recognized approximately $35,000 related to the amortization of debt discounts and fees and approximately $3,400 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of March 31, 2023, the Company has recorded $267,857 of outstanding principal, $3,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $189,000 of unamortized discount and issuance expenses on the note.

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

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 by 25%. The principal increase in the May 2022 note totaled $69,444. The Company recorded $69,444 as a loan inducement fee related to the notes.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

The Warrants are exercisable for a 66-month period (five years six months) ending August 16, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

The Company recorded a total debt discount of $163,600 including an original issue discount of approximately $64,200, a discount related to issuance costs of $16,200, and an $83,200 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

For the three months ended March 31, 2023, the Company recognized approximately $19,700 related to the amortization of debt discounts and fees and approximately $2,100 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of March 31, 2023, the Company has recorded $214,286 of outstanding principal, $2,100 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $144,000 of unamortized discount and issuance expenses on the note.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of March 31, 2023, and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Convertible Notes	$1,228	$1,319
Unamortized discounts	-	(67)
	$1,228	$1,252

All convertible notes including accrued interest were in default as of the issuance date of this Report. As of March 31, 2023, accrued interest totaled approximately $482,400 on all outstanding convertible notes.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.56 as a result of issuance of common stock for a convertible note conversion.

The Company recognized $20,600 and $25,000 in interest expense related to the notes for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the debt discounts were fully amortized.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

As of March 31, 2023, the Company remains in default on the repayment of $457,359 in principal and $209,600 of accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

On January 10, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.56 as a result of issuance of common shares for a convertible note conversion.

For both the three months ended March 31, 2023, and March 31, 2022, the Company recognized approximately $2,600 in interest expense related to the notes. As of March 31, 2023, the debt discount and issuance costs for the loan were fully amortized.

As of March 31, 2023, the Company remains in default on the repayment of principal of $58,055 and approximately $28,800 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.78 to $0.56 as a result of a convertible note exercise and the Company issued an additional 64,001 warrants to the note holder.

As of March 31, 2023, 226,801 warrants were outstanding that were issued with the October 2020 convertible note at an exercise price of $0.56.

For both the three months ended March 31, 2023, and March 31, 2022, the Company recognized approximately $5,000 in interest expense for the note. As of March 31, 2023, the debt discount and issuance costs for the note were fully amortized.

As of March 31, 2023, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $44,500.

As of March 31, 2023, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.78 to $0.56, as a result of a convertible note exercise and the Company issued an additional 30,398 warrants to the note holder.

As of March 31, 2023, 107,728 warrants were outstanding that were issued with the January 2021 convertible note at an exercise price of $0.56.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

For both three months ended March 31, 2023 and March 31, 2022, the Company recognized approximately $2,400 in interest expense. As of March 31, 2023, the debt discount and issuance costs on the note were fully amortized.

As of March 31, 2023, the Company has outstanding principal of $52,778 on the note and has recorded approximately $18,700 of accrued interest included in accrued expenses on the accompanying consolidated balance sheet.

As of March 31, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs

Secured Convertible Promissory Note – April 2021

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

On January 10, 2023, the exercise price of the note and warrants was adjusted from the default conversion price of $0.78 to $0.56 based on a convertible note exercise at $0.56 and the Company issued an additional 28,834 warrants to the note holder.

As of March 31, 2023, 102,232 warrants were outstanding that were issued with the April 2021 convertible note at an exercise price of $0.56.

For both the three months ended March 31, 2023 and March 31, 2022, the Company recognized approximately $1,900 and $3,000 in interest expense. respectively for the notes. As of March 31, 2023, the debt discount and issuance costs on the note were fully amortized.

As of March 31, 2023, the Company has recorded $41,667 of principal and approximately $18,300 of accrued interest for the note on the accompanying consolidated balance sheet.

As of March 31, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.78 to $0.56, as a result of a convertible note exercise and the Company issued an additional 38,303 warrants to the note holder.

As of March 31, 2023, 135,739 warrants were outstanding that were issued with the June 2021 convertible note at an exercise price of $0.56.

For the three months ended March 31, 2023, the Company recognized $3,400 in interest expense related to the note.

For the three months ended March 31, 2022, the Company recognized approximately $9,800 related to the amortization of debt discounts and approximately $3,500 in interest expense related to the note. As of March 31, 2023, the debt discount on the note was fully amortized.

At March 31, 2023, the Company has recorded $57,000 of outstanding principal and approximately $22,500 of accrued interest.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the conversion price of the notes was adjusted to the lower of $0.56 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.56 per share and the Company issued an additional 38,303 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.56 per share.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

As of March 31, 2023, 135,739 warrants were outstanding that were issued with the August 11, 2021 convertible note at an exercise price of $0.56.

For the three months ended March 31, 2023, the Company recognized approximately $5,000 of interest expense related to the note. For the three months ended March 31, 2022, the Company recognized approximately $54,400 related to the amortization of debt discount and approximately $12,400 in interest expense related to the note. As of March 31, 2023, the debt discount on the note was fully amortized.

At March 31, 2023, the Company has remaining $84,800 of outstanding principal and approximately $53,800 of accrued interest.

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

On October 27, 2021, the Company and the institutional investor who holds the promissory note agreed to extend the maturity date the notes by six months to February 17, 2023, for no consideration.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the conversion price of the notes was adjusted to the lower of $0.56 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $0.56 per share and the Company issued an additional 38,303 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.56 per share.

On February 17, 2023, the Company defaulted on the extended maturity date for the convertible note.

As of March 31, 2023, 135,739 warrants were outstanding that were issued with the convertible note at an exercise price of $0.56.

For the three months ended March 31, 2023, the Company recognized approximately $12,400 in interest expense related to the note. For the three months ended March 31, 2022, the Company recognized approximately $34,700 related to the amortization of debt discount and $12,400 in interest expense related to the note. As of March 31, 2023, the debt discount on the note was fully amortized.

As of March 31, 2023, the Company has recorded $220,500 of outstanding principal and approximately $78,200 of accrued interest on the note.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the exercise price of the note was adjusted to $0.56 based on a convertible note conversion at $0.56.

On March 9, 2023, the Company repaid $2,500 of principal on the note.

For the three months ended March 31, 2023, the Company recognized approximately $600 in interest expense related to the note. For the three months ended March 31, 2022, the Company recognized approximately $32,400 related to the amortization of debt discount and approximately $5,000 in interest expense related to the note. As of March 31, 2023, the debt discount on the note was fully amortized.

As of March 31, 2023, the Company has recorded approximately $14,200 of outstanding principal and approximately $1,400 of accrued interest.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the exercise price of the note was adjusted to $0.56 based on a convertible note conversion at $0.56.

For the three months ended March 31, 2023, the Company recognized approximately $700 in interest expense related to the note. For the three months ended March 31, 2022, the Company recognized approximately $32,400 related to the amortization of debt discounts and approximately $5,000 in interest expense related to the note. As of March 31, 2023, the debt discount on the note was fully amortized.

As of March 31, 2023, the Company has recorded $16,700 of outstanding principal and approximately $1,500 of accrued interest.

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

The Note provides for guaranteed interest at the rate of 10% per annum for the 12 months from and after the original issue date of the Note for an aggregate guaranteed interest of $25,000, all of which guaranteed interest shall be deemed earned as of the date of the note. The principal amount and the guaranteed interest shall be due and payable in seven equal monthly payments each, $39,285, commencing on August 15, 2022, and continuing on the 15th day of each month until paid in full not later than March 15, 2023, the maturity date.

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

On September 16, 2022, the Company defaulted on the repayment of the note and the interest rate reset to 18%. In addition, the Company recognized approximately $32,000 of additional interest expense related to default provisions contained in the note.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

For the year ended December 31, 2022, the Company repaid $97,176 of principal and $11,396 of interest on the note. The Company recorded approximately $68,600 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayments on the note.

On January 10, 2023, the holder of the March 15, 2022, convertible note converted $3,839 of principal and $1,661 of interest at $0.56 per share into 17,861 shares of common stock. (see note 7)

On January 23, 2023, the Company repaid $10,819 in principal and $4,191 in interest on the note. On February 1, 2023, the Company repaid $15,000 of outstanding principal on the note. On February 17, 2023, the Company repaid $32,500 of outstanding principal. On March 13, 2023, the Company repaid $30,000 of outstanding principal on the note.

The Company recognized approximately a $39,000 gain on extinguishment of debt for the three months ended March 31, 2023 related to the settlement of the derivative liability as a result of repayments made on the note.

For the three months ended March 31, 2023, the Company recognized approximately $50,000 related to the amortization of debt discounts and approximately $7,200 in interest expense related to the note. For the three months ended March 31, 2022, the Company recognized approximately $11,600 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance. As of March 31, 2023, the debt discount on the note was fully amortized.

As of March 31, 2023, the Company has recorded approximately $114,000 of outstanding principal and $5,000 of accrued interest on the note.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock that may be issuable for warrants and notes with variable conversion features may exceed the Company’s authorized share limit as of March 31, 2023, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Accordingly, for existing embedded conversion options and existing warrants that were not previously accounted for as derivatives, the Company reclassified $3,462,000 from additional paid-in capital to derivative liability on December 31, 2021. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion, repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

During the period ended March 31, 2023, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options and warrants of approximately $687,000 was recorded as derivative liabilities of which $265,000 was allocated as a debt discount and $422,000 as derivative expense.

At the end of each reporting period, the Company revalued the embedded conversion option and warrants as derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a gain from the initial and change in the derivative liabilities fair value of approximately $717,000 million for the three months ended March 31, 2023, including a $1.1 million gain for the change in the fair value of derivative liabilities for the period.

During the three months ended March 31, 2023, the fair value of the derivative liabilities was estimated at issuance and at the March 31, 2023, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.00 to 1.10 year
Volatility	178.2% to 310.5%
Risk-free interest rate	3.36% to 4.64%

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes to reduce the conversion price to $0.56 in January 2023 since all of the embedded conversion options in the convertible notes were treated as derivatives which are reported at fair value.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 4, 2021, the licensor terminated the licensing agreement with the Company for the commercialization of Prestalia®. As of March 31, 2023 and December 31, 2022, the Company had $24,500 recorded as a liability on the accompanying consolidated balance sheet for royalties due under the agreement.

No royalties were incurred for the three-month periods ended March 31, 2023, or 2022.

License of DiLA2 Assets

On March 16, 2018, the Company entered into an exclusive sublicensing agreement for certain intellectual property rights to its DiLA2 delivery system. The agreement included an upfront payment of $200,000 and future additional consideration for sales and development milestones. The upfront fee was contingent upon the Company obtaining a third-party consent to the agreement within ninety days of execution. The Company has not obtained consent for the sublicense and has classified the upfront payment it had previously recorded as an accrued liability on its consolidated balance sheet.

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

An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022.

In addition, as of March 31, 2023 and December 31, 2022 the Company owed various officers and directors approximately $21,000 and $26,000, respectively for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A and Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of March 31, 2023, the Company has not filed the certificate of elimination. Each subsequent authorization of Preferred Stock has liquidation preference over the previous Series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 33.33 votes per Series C Preferred share, and is convertible into shares of common stock at a conversion price of $150.00 per share.

As of March 31, 2023, 100 shares of Series C Preferred stock were outstanding.

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

As of March 31, 2023, 40 shares of Series D Preferred were outstanding.

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

On January 10, 2023, the exercise price of the Series E warrants was adjusted to $0.56 per share as a result of a convertible note exercise at $0.56 per share.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

As of March 31, 2023, the Company had a total of 1,453,028 warrants issued with Series E Preferred stock outstanding. The warrants expire on May 17, 2023.

The Company had accrued dividends on the Series E Preferred stock of approximately $525,000 as of March 31, 2023.

At March 31, 2023, there were 267 Series E shares outstanding.

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

On January 10, 2023, the exercise price of the Series F warrants was adjusted to $0.56 per share as a result of a convertible note exercise at $0.56 per share.

As of March 31, 2023, the Company had a total of 154,425 Series F Preferred stock warrants outstanding. The warrants expire on November 9, 2023.

At March 31, 2023 and December 31, 2022, there were no Series F Preferred shares outstanding.

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

As of March 31, 2023, and December 31, 2022, no Series G Preferred Stock has been issued by the Company.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

On January 10, 2023, the Company issued 17,861 shares of common stock for the conversion of $3,839 of principal and $6,161 of interest on the March 2022 convertible note. The shares were issued at a conversion price of $0.56 per share. The Company recognized a $5,500 loss on extinguishment of the debt. (see note 4).

Treasury Stock

On May 12, 2022, the Company repurchased 5,954 shares of common stock issued to the holders of outstanding notes as an original commitment fee on the notes for $2,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet.

Warrants

As of March 31, 2023, there were 9,370,490 common stock warrants outstanding, with a weighted average exercise price of $0.43 per share, that have annual expirations as follows:

Warrants issued with:	Shares	2023	2024	2025	2026	2027 and After
Series E Preferred Stock	1,453,028	1,453,028	-	-	-	-
Series F Preferred Stock	154,425	154,425	-	-	-	-
Bridge Loans	1,269,649	-	-	-	-	2,486,986
Convertible Notes (CVN)	5,191,358	-	183,359	4,526,562	481,437	-
Other	1,302,030	67,756	16,775	162	-	-
Total Warrants	9,370,490	1,675,209	200,134	4,526,724	481,437	2,486,986

The above table includes 9,305,429 price adjustable warrants including warrants with variable conversion rates and full ratchet protection.

Shares
Warrants as of December 31, 2022	6,785,914
Issued as a result of price adjustments on convertible notes	238,141
Variable quantity of warrants related to the February 2020 note	1,129,098
Warrants issued with 2023 Bridge Notes	1,217,337
Warrants as of March 31, 2023	9,370,490

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

The intrinsic value of outstanding warrants as of March 31, 2023, was approximately $1.6 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the convertible notes is therefore, indeterminate. Due to the fact that the number of shares of common stock are indeterminable, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On March 31, 2023, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce the conversion price to $0.56 in January 2023 since all of the embedded conversion options in the warrants were treated as derivatives.

Note 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	19,000	$19.60
Options expired / forfeited	-	$-
Outstanding, March 31, 2023	19,000	$19.60
Exercisable, March 31, 2023	19,000	$19.60

No stock options were granted during the three months ended March 31, 2023.

The following table summarizes additional information on the Company’s stock options outstanding at March 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
19.60	19,000	0.09	$19.60	19,000	$19.60
Totals	19,000	0.09	$19.60	19,000	$19.60

As of March 31, 2023, the Company had no unrecognized compensation expense related to unvested stock options. Total expense related to stock options was zero for the three months ended March 31, 2023.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

As of March 31, 2023, the intrinsic value of options outstanding or exercisable was zero. There were no options outstanding with an exercise price less than $0.58, the per share closing market price of our common stock at that date.

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

As of March 31, 2023, no performance milestones requiring cash consideration had been met under the agreement.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

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

As of March 31, 2023, no performance milestones requiring cash consideration had been met under the agreement.

Note 10 - Subsequent Events

Conversion of Principal on Convertible Note

On April 14, 2023, the holder of the March 15, 2022, convertible note converted $10,000 of principal of interest at $0.28 per share into 35,716 shares of common stock.

On April 28, 2023, the holder of the March 15, 2022, convertible note converted $21,314 of principal and $6,586 of interest at $0.18 per share into 155,000 shares of common stock.

On May 10, 2023, the holder of the March 15, 2022, convertible note converted $6,001 of principal and $489 of interest at $0.054 per share into 120,000 shares of common stock.

April 28, 2023

On April 28, 2023, the Company entered into a Securities Purchase Agreement with two affiliated accredited investors pursuant to which the Company issued and sold the investors a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $285,714 and 452,964 Common Stock Purchase Warrants for a total purchase price of $200,000. The Company received total consideration of $200,000.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 and January 2023 by 30% as a loan inducement fee. The principal increases totaled $461,904.

All of the Warrants issued with promissory notes listed above are exercisable for a 66-month period (five years and six months) at an exercise price of $0.82 per share, subject to certain adjustments.

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

The Company will record a debt discount related to the original issue discount and issuance costs for each note and will evaluate the note terms for derivative accounting treatment.

Stock Option Expirations

On May 2, 2023, 19,000 stock options expired. As a result, the Company has no stock options currently outstanding.

Default on 2022 Term Loan

On May 11, 2023, the Company defaulted on the 2022 Term Loan and the interest rate reset to 15%.

Warrant Expirations

On May 17, 2023, 1,453,028 warrants issued with the Series E Preferred stock and 67,252 other warrants expired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melior I and Melior II license agreements and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes and the Risk Factors contained in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	our ability to obtain additional funding for our company, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

●	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

●	our ability to attract and retain qualified officers, directors, employees and consultants as necessary;

●	the inability to comply with or obtain waivers or extensions under our current license agreements which Melior I and II, in which case we may be forced to suspend or terminate certain of our research and development programs;

●	the cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all; and

●	failure to meet our financial obligations under outstanding loans and other financing documents.

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

On August 20, 2021, we as licensee entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). In this 10-Q Report, we refer to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

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

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement as defined in the original MLR-1023 Agreement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met, including payment of the maintenance costs of the MLR-1023 patent. However, Melior may terminate our license of MLR-1023 at any time but only in response to non-performance of continuing license obligations and with the required notice to cure non-performance. Any termination or loss of use of MLR-1023 would have a material adverse effect on our business, which would likely result in the Company discontinuing all operations and seeking bankruptcy protection.

To the extent that resources have been available, we have continued to work with our advisors to restructure our Company and to identify potential strategic transactions, including the Melior transaction described above to enhance the value of the Company. Because of our substantial unpaid debt, if we do not raise substantial additional capital in the immediate future, it is likely that the company will discontinue all operations or seek bankruptcy protection.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Operating Expenses

Our operating expenses for the three months ended March 31, 2023, and 2022 are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	Increase/ (Decrease)
General and administrative expenses	353	260	93
Total operating expenses	$353	$260	$93

General and Administrative

General and administrative expenses increased by approximately $93,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase in compensation cost of $81,000 related to employing a Chief Scientific Officer in 2022, and an $11,000 increase of other public company expenses.

Other Expense

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	Increase/ (Decrease)
Interest expense	$(334)	$(311)	$23
Gain/(loss) on extinguishment of debt	39	5	(34)
Initial and change in derivative liability	717	667	(50)
Loan inducement fee	(347)	-	347
Amortization of debt discount	(608)	(175)	433
Total other income (expense)	$(533)	$186	$719

Interest expense for the three months ended March 31, 2023, increased by $23,000 compared to the three months ended March 31, 2022, primarily due to an increase in interest expense related to our outstanding term loans. The derivative liability for the quarter ended March 31, 2023, decreased by $50,000 as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of March 31, 2023. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $433,000 for the amortization of debt discounts was due to an increase in our term notes outstanding. The loan inducement fee of approximately $347,000 was related to to our 2023 Term Loans.

Liquidity & Capital Resources

Working Capital

(in thousands)	March 31, 2023	December 31, 2022
Current assets	$104	$79
Current liabilities	(23,197)	(22,265)
Working capital deficit	$(23,093)	$(22,186)

Negative working capital as of March 31, 2023, was approximately $23.1 million as compared to negative working capital of approximately $22.2 million as of December 31, 2022. The decrease in working capital is primarily related to an increase in in current liabilities of approximately $932,000 including an increase of approximately $1.1 million in our promissory notes payable, net of discounts an increase in our accrued expenses of $352,000 including interest for our outstanding notes, offset by a $496,000 decrease in our derivative liability for our convertible notes and warrants and increase of approximately $14,000 in other changes in operating assets and liabilities.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $310,000 during the three months ended March 31, 2023. This was primarily due to our net operating loss of approximately $886,000, partially offset by a $717,000 gain related to a decrease in the fair value of our outstanding derivative liability for our convertible notes and warrants, non-cash interest expense related to term loan and outstanding convertible notes of $334,000, non-cash amortization of debt discount of approximately $608,000 and approximately $347,000 of expense related to a loan inducement fee for our 2023 Term Loans.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2023, or 2022.

Net cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was approximately $347,000. Net cash provided by financing activities for the three-months ended March 31, 2023, included approximately $442,000 from the sale of promissory notes and warrants, net of issuance costs to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $95,000.

Net cash provided by financing activities for the three months ended March 31, 2022, was approximately $180,000 from the issuance of convertible promissory notes, net of issuance costs to certain accredited investors.

While we recently raised $200,000, net of issuance costs as described in the next paragraph, we will need to raise additional operating capital within the several months to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Financing

On April 28, 2023, the Company entered into a Securities Purchase Agreement with two affiliated accredited investors pursuant to which the Company issued and sold the investors a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $285,714 and 452,964 Common Stock Purchase Warrants for a total purchase price of $200,000. The Company received total consideration of $200,000.

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 and January 2023 by 30% as a loan inducement fee. The principal increases totaled $461,904.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended March 31, 2023, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the period ended March 31, 2023.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2023, was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives, and lack of monitoring controls over the accounting function as the Company has limited accounting staff.;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Lack of a separate Audit Committee of the Board of Directors; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

Currently, there is no material litigation pending against our company. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), as filed with the SEC on March 31, 2023, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference)
3.8	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference)
3.9	Certificate of Amendment to the Certificate of Incorporation dated September 30, 2022 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 6, 2022, and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on December 15, 2022 and January 18, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated January 26, 2023, and incorporated herein by reference)
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on February 16, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated February 23, 2023, and incorporated herein by reference)
10.3	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 2, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated March 8, 2023, and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K .

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

ADHERA THERAPEUTICS, INC.

Date: May 22, 2023	By:	/s/ Zahed Subhan
Zahed Subhan
CEO (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Operating Officer (Principal Accounting and Financial Officer)

